Form 10-K405
period 1997-10-31
GAMETECH INTERNATIONAL INC
filed 1998-01-29
CIK 1045014

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K

                     FOR ANNUAL AND TRANSITION REPORTS PURSUANT
            TO SECTIONS 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

(Mark One)
/X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
        FOR THE FISCAL YEAR ENDED OCTOBER 31, 1997

                                       OR

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
        FOR THE TRANSITION PERIOD FROM ___________ TO ______________

                        COMMISSION FILE NUMBER 000-23401

                          GAMETECH INTERNATIONAL, INC.
             (Exact name of registrant as specified in its charter)

                 DELAWARE                                     33-0612983
 (State or other jurisdiction of                          (I.R.S. Employer
  incorporation or organization)                         Identification No.)


   2209 W. 1ST STREET, TEMPE, ARIZONA                            85281
(Address of principal executive offices)                       (Zip code)

Registrant's telephone number, including area code:  (602) 804-1101

Securities registered pursuant to Section 12(b) of the Act:

     Title of each class              Name of each exchange on which registered
     -------------------              -----------------------------------------
             NONE                                 NOT APPLICABLE

Securities registered pursuant to Section 12(g) of the Act:

                    COMMON STOCK, PAR VALUE $.001 PER SHARE
                                (Title of class)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes / /   No  /X/

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. /X/

     As of January 21, 1998, the aggregate market value of common stock held by non-affiliates of the registrant, based upon the last reported sale price for the registrant's Common Stock on Nasdaq National Market on such date, was $31,336,210.

     The number of shares of the registrant's Common Stock outstanding as of January 21, 1998 was 9,829,592.

                      DOCUMENTS INCORPORATED BY REFERENCE

     Certain portions of the definitive Proxy Statement of GameTech International, Inc. to be used in connection with the 1998 Annual Meeting of Stockholders (the "Proxy Statement") are incorporated by reference into Part III of this Annual Report on Form 10-K to the extent provided herein. Except as specifically incorporated by reference herein, the Proxy Statement is not to be deemed filed as part of this Annual Report on Form 10-K.

                              [cover page 1 of 1 page]

                                     PART I
ITEM 1.  BUSINESS

GENERAL

     GameTech International, Inc. ("GameTech" or the "Company"), a Delaware corporation, designs, develops and markets interactive electronic bingo systems. The Company currently markets a fixed-base system with light-pen-activated monitors and a portable, hand-held system which can be played anywhere within a bingo hall. Both bingo systems display electronic bingo card images which have been purchased and played by a player for each bingo game. The Company's electronic bingo units enable players to play substantially more bingo simultaneously than they can play on paper cards, leading to a greater spend per player and higher profit per bingo session for the bingo hall operator. GameTech installs the electronic bingo systems at no cost to the operator in exchange for a percentage of the sales generated by each unit. The Company typically enters into one to three year contracts pursuant to which the Company receives up to 30% of the revenues generated by GameTech units or to a lesser extent, charges fixed rates per bingo session.

     The Company was founded in 1994 by executives previously involved in the bingo, slot machine, lottery and high technology software and hardware industries to pursue their belief that an advanced, interactive, electronic bingo system would be well received by both bingo hall operators and players. Management believes that the Company has a competitive advantage resulting from the experience of its management, its quality electronic bingo systems and its reputation for superior customer service and support.

     GameTech had more than 4,200 fixed-base units and 3,800 hand-held units operating in Indian and charity bingo halls at October 31, 1997.

     Electronic bingo systems like GameTech's allow players to play more bingo per game than they can by hand, which provides bingo hall operators with the potential to increase profits commensurately. Nonprofit organizations sponsor bingo games for fund raising purposes, while Indian tribes, casinos and government-sponsored entities operate bingo games for profit. Bingo is a legal enterprise in 46 states (the exceptions are Arkansas, Hawaii, Tennessee and Utah) and the District of Columbia. As of October 31, 1997, electronic bingo systems were permitted for charitable organizations in 26 states, and the Company had units in operation in charitable bingo halls in five of those states. Under the Indian Gaming Regulatory Act ("IGRA"), in the 46 states where bingo is legal, electronic bingo may be played on tribal Indian lands as well. As of October 31, 1997 bingo was played on tribal Indian lands in 28 states and the Company had units in operation in Indian bingo halls in seven of those states.

     GameTech is a 50% owner of the Satellite Bingo Network, LLC ("TSBN"). TSBN has developed a network which links via satellite participating bingo halls into one large bingo game, which allows TSBN to offer bigger prizes than those generally offered by a single bingo hall.

RECENT DEVELOPMENTS

     On December 1, 1997, the Company completed the initial public offering of its common stock, par value $.001 per share (the "Common Stock"). Pursuant to the offering, the Company and certain stockholders sold an aggregate of 3,710,000 shares of Common Stock. The Common Stock trades on the Nasdaq National Market under the symbol "GMTC."

     TSBN initiated its satellite bingo game on December 1, 1997, and has incurred losses principally due to 12 of the 23 bingo halls which had agreed to participate delaying their participation or reneging on their agreements to participate. TSBN debuted with 11 Indian bingo halls participating. As of January 21, 1998, 16 Indian halls were participating in the satellite bingo game. Three additional Indian halls have contracted to participate once they have obtained the regulatory approval required in their jurisdiction or have achieved the necessary technical capacity, as the case may be.

     Some international market development for GameTech has been delayed. In December 1997, a typhoon caused extensive damage on Guam, including the hall that Pacific Islands Entertainment Consultants, LLC ("PIEC"), a joint venture of which GameTech is a 51%-owner, was planning to lease. PIEC is currently evaluating alternative sites. The financial crisis in Asia and the devaluation of the Philippine peso has caused the company to which GameTech will be supplying units for a bingo hall in the Philippines to slow their installations. The Company intends to proceed with this venture and continues to pursue the opportunity.

     GameTech's planned introduction of a linked, progressive bingo game has been delayed. This is due to the questions regarding the legality of this type of game raised recently by actions of a U.S. Attorney in Oklahoma with respect to Multimedia, Inc.'s "MegaMania" game.

     While the aforementioned matters delay the realization of revenues originally projected for 1998, they do not impact GameTech's core operations.

     On November 24, 1997 two convertible promissory notes of the Company with accrued principal and interest of $1,450,111 and $89,240, respectively, were converted into an aggregate of 1,539,351 shares of Common Stock, which shares were issued to the holders of the notes.

     The Company commenced route operations in Ohio in January 1998.

BUSINESS STRATEGY

     The Company's strategic objectives are to increase revenues and earnings by capitalizing on the increasing acceptance of electronic bingo and to become the leading provider of electronic bingo units. To reach these objectives, the Company intends to:

     MAINTAIN SUPERIOR CUSTOMER SERVICE. GameTech believes that its dedication to providing superior customer service and support fosters customer loyalty and cultivates long-term customer relationships. Approximately half of GameTech's employees are field technicians on call 24 hours a day to support customers and respond immediately to servicing calls. Management believes that its dedication to superior customer service has contributed to the rapid acceptance of GameTech's products and the Company's ability to attract and retain customers for the long-term.

     INCREASE PENETRATION WITH EXISTING CUSTOMERS. The Company closely tracks the utilization of its units to maximize revenues. As bingo player acceptance of electronic bingo units increases and utilization rates grow, management installs additional electronic bingo units at its customers' bingo halls. At approximately 80% of the bingo halls where GameTech units have been in operation for more than six months, the number of units has been increased since the initial installation.

     EXPAND CUSTOMER BASE IN EXISTING MARKETS. Management estimates that approximately 5% of the more than $5 billion domestic bingo spend is currently played on electronic bingo units. In the states in which the Company has units installed in charitable bingo halls and for which data is available, GameTech units are used by an average of approximately 8% of the charitable halls located in those states. This low penetration level illustrates GameTech's opportunity to increase its base of customers in its existing markets.

     EXPAND INTO NEW MARKETS DOMESTICALLY. As of October 31, 1997, GameTech had charitable bingo hall customers in five of the 26 states which currently allow charitable organizations to conduct electronic bingo, and was actively pursuing entry into seven additional states. In addition, GameTech had Indian bingo hall customers in only seven of the 28 states where bingo was currently played on Indian lands and was actively pursuing Indian bingo hall customers in seven additional states. As part of its strategy to help expand the charity electronic bingo market, the Company is pursuing changes to legislation in several states to permit electronic bingo. In addition, the Company intends to expand the number of route operations to serve bingo halls which otherwise would be uneconomical to serve. The route operations would move the Company's hand-held units between various charity bingo halls on days that the respective halls hold bingo sessions.

     EXPAND INTERNATIONALLY. GameTech is pursuing expansion into the province of British Columbia, its current opportunity in Canada. The Company has been requested by the British Columbia Lottery Corporation to participate in a test of the hand held bingo units in selected charitable bingo halls in the province of British Columbia. GameTech is also actively evaluating opportunities to expand into other provinces and countries.

     DEVELOP NEW APPLICATIONS. GameTech maintains an ongoing product development program focused on enhancing its existing products and developing new products and applications for its technology. In January 1996, GameTech introduced its first hand-held unit, followed by an improved version in April 1997. In July 1996, the Company introduced its GameTech Gold fixed-base system, which incorporates picture-in-picture technology that allows bingo players to watch television while playing bingo. Other opportunities under development, subject to regulatory approval, include progressive bingo games and pari-mutuel bingo games (during non-session hours), which are anticipated to generate additional revenue for Indian bingo hall operators by linking fixed-base units nationwide into a single high-stakes bingo game.

     DEVELOP STRATEGIC ALLIANCE/ACQUIRE COMPLEMENTARY COMPANIES.    The
Company selectively reviews opportunities to grow through the establishment of strategic alliances and acquisitions which could extend its presence into new geographic markets, expand its client base, add new products and/or provide operating synergies. The Company also intends to pursue joint operating agreements or joint ventures for additional bingo opportunities, including, in particular, all-electronic bingo halls.

PRODUCTS

     The Company designs its bingo systems to generate maximum appeal to bingo players. The primary benefits to players of electronic bingo units are the ability to play up to 600 electronic bingo card images during one bingo game, significantly more than can be played on paper, to have the system simultaneously mark the numbers called, thereby reducing player error in missing or mismarking a number, and to have the system alert the player upon attaining a BINGO, thereby reducing the chance a player misses winning a prize. In addition, GameTech's units are designed to enhance the entertainment value of playing bingo. The Company's units allow the player to customize certain aspects of the user interface, and recently developed fixed-base units incorporate picture-in-picture and audio technology. The Company's hand-held units allow the player to play bingo electronically while sitting in the player's preferred seat or moving around the bingo hall. The ease of using GameTech's electronic bingo units makes playing bingo possible for players with physical disabilities that may prevent them from playing on paper, which normally involves marking multiple bingo cards by hand with an ink dauber. Management believes that these aspects of GameTech's electronic bingo systems make them more appealing to players than paper cards or electronic bingo units offered by the competition.

     The Company currently markets two types of electronic bingo systems: (i) a fixed-base bingo system and (ii) a portable, hand-held electronic bingo system. Many bingo hall operators use both fixed-base and hand-held units to satisfy varying customer preferences.

FIXED-BASE BINGO SYSTEM

     The fixed-base bingo system consists of a local area network (the "LAN") of microcomputers consisting of the master unit, the communications unit, the sales unit and the player's unit. All units in the fixed-base bingo system use microcomputer hardware and can be operated with light pens, touch screens or keyboards. Fixed-base units can be played in automatic mode or in manual mode, which requires the players to enter the numbers called. Players can switch between the two modes and, in either case, up to 600 electronic bingo card images can be marked simultaneously. A complete fixed-base bingo system consists of the following:

     MASTER UNIT. The master unit is a file server that is located on the caller's stand and runs the LAN. All bingo game data is processed and stored through this unit.

     COMMUNICATIONS UNIT. The communications unit is also located on the caller's stand and allows the caller to communicate with each player's unit by use of a state-of-the-art touch-screen. By simply touching the screen, the caller enters ball numbers drawn, game number, game patterns and wild numbers. The communications unit is connected to each player's unit for verification of the nearly 60,000 unique, non-duplicating electronic bingo card images and enables the winning electronic bingo card images and paper cards to be displayed on monitors within the bingo hall. The communications unit stores all data from the bingo system and contains a modem which allows the Company to access such data remotely. All files are protected against unauthorized access. Accordingly, the Company monitors utilization of its units and bills bingo hall operators without the bingo hall operators' assistance. Data from the system is also available to bingo hall operators to assist them in managing their halls.

     SALES UNIT. The sales unit is a point-of-sale terminal where all customer purchases are made, typically located near the entrance of a bingo hall. Player buy-in choices for the session are activated by the cashier using a light pen, and pricing and totals are calculated automatically. The player is given a printed receipt with a nine-digit pack number which is itemized by date, session and number of electronic bingo card images purchased.

     PLAYER'S UNIT. Each player's unit consists of a separate computer, monitor and light pen. Each player's unit is built into customized wooden tables with five units per table. Players enter the nine-digit pack numbers printed on their receipts to receive their electronic bingo card images. Players can cycle through all of their electronic bingo card images while play is proceeding. The player's unit marks the numbers called on each electronic bingo card image being played either automatically or after the player enters the number called. The unit always displays the player's three electronic bingo card images that are closest to a BINGO, and the free space at the center of any electronic bingo card image that is one number away from BINGO flashes to notify the player. The unit sounds an alert alarm and the screen flashes when BINGO is achieved.

HAND-HELD BINGO SYSTEMS

     Hand-held bingo systems operate similarly to fixed-base systems except players must manually enter the numbers as they are called and each electronic bingo card image being played is then simultaneously marked. Each unit can mark up to 600 electronic bingo card images per game, and players can play several hand-held units during a bingo session. In a hand-held system, the master, communication and sales units are similar to, and can be shared with, those of fixed-base systems. The hand-held unit is completely portable, resembling a palm-top computer, and can be played anywhere within a bingo hall. The hand-held unit is capable of recognizing any bingo game format the bingo hall operator wishes to play and alerts the player both audibly and visually when BINGO has been achieved. Hand-held units are battery powered and battery packs are designed to last for 11 hours (most bingo sessions are four hours or less). Hand-held units are recharged between bingo sessions on charging carts, each of which handles 27 hand-held units.

THE SATELLITE BINGO NETWORK

     TSBN, the Company's 50%-owned joint venture, commenced operations December 1, 1997 and is broadcast from a master control studio at the Gila River Indian Casino in Chandler, Arizona. The game is currently offered one day a week to the participating halls. The game is played as follows: depending on the date of the month (odd or even number), either all of the odd or even numbers on each paper bingo card are blacked out by the player prior to the start of the game. The game is then played until all of the remaining numbers on a player's paper bingo card are blacked out.

     For each game, four types of prizes are offered: a main prize for the game, a consolation prize at each participating bingo hall and a chance for a bonus prize and super prize. The bonus prize will grow each time the game is played through the allocation of a percentage of the total prizes and is capped at $250,000. In order to win the bonus prize, BINGO must be achieved within the first 10 numbers called. The super prize, $1 million, is won only if BINGO is reached within the first eight numbers called. Half of the revenues from the bingo card sales are allocated to the prize fund. The super prize, when won, will be paid through an insurance policy carried by TSBN.

PRODUCT DEVELOPMENT

     GameTech has implemented an ongoing research and development program to enhance the features and capabilities of its bingo systems and to maintain a competitive advantage in the marketplace, as well as to extend its product line to new games and applications. Product development efforts produced the hand-held system, which was introduced in January 1996 and an improved version in April 1997.

     The Company is continuing development of a point-of-sale system which will allow vending of both fixed-base and hand-held electronic bingo units, as well as the sale of paper bingo cards, accessories and refreshments. Development of the linked, progressive bingo game (Ultra Fast Action Bingo) also continues.

SALES, MARKETING AND DISTRIBUTION

     The Company's marketing strategy is to target larger bingo hall operators and demonstrate the benefits of GameTech's bingo systems to both the bingo hall operator and the bingo players. Benefits of GameTech's electronic units for the players include the ease of marking numbers called, the decreased likelihood of missing a winning pattern and the ability to play substantially more bingo than can be played using only paper bingo cards.

     The Company allocates its electronic bingo units based on utilization. This strategy is designed to maximize revenues from newly placed units. The Company's superior customer service orientation and quality products are designed to promote player loyalty and long-term relationships with bingo hall operators.

     The Company's installation package typically includes the following:
     -  Installation by the Company at no cost to the bingo hall
     -  Training sessions for bingo hall staff
     -  Promotional sessions to introduce players to the system
     -  Advertising package and point of sale materials
     -  Ongoing maintenance program

     The Company operated with an in-house sales force of three people at October 31, 1997. Sales personnel earn base salaries plus incentive commissions based on the revenues generated by the units they place. Management estimates that approximately 25% of GameTech's units installed at October 31, 1997 were placed by GameTech's in-house sales force. In addition to the sales force, the Company has exclusive distributors in Mississippi, Oklahoma and Texas, whose compensation is based on a percentage of the sales generated for the Company from their respective territories. Distributors are typically selected based upon their financial stability and experience and are required to make an exclusive commitment to the Company.

     TARGET MARKETS. There are approximately 275 Indian bingo halls and approximately 37,000 charity-owned bingo locations in the United States. At October 31, 1997, the Company had approximately 8,000 installed units at 128 locations serving approximately 380 customers, including many charitable bingo halls where the Company has multiple customers. The bingo halls in which the Company had fixed-base and hand-held units installed at October 31, 1997 were located in the following nine states: California, Kansas, Michigan, Mississippi, New Mexico, Oklahoma, Oregon, Texas, and Washington. For the year ended October 31, 1997 approximately 36% of the Company's revenues were derived from units installed in Indian bingo halls and the remaining 64% were from units installed in charity bingo halls. These same revenues were split approximately 82% from fixed-base units and 18% from hand-held units.

     As of October 31, 1997, GameTech was operating in charitable bingo halls in five of the 26 states where electronic bingo is currently permitted in charitable bingo halls, and Indian bingo halls in seven of the 28 states where bingo is currently played in Indian bingo halls. In January 1998, GameTech began installing units in Ohio. Further, GameTech is licensed to serve charitable bingo halls in Kentucky and Virginia and is actively marketing to Indian bingo halls in Minnesota and Wisconsin. Additional business in other states, Canada and overseas is being actively pursued.

     ADVERTISING AND PROMOTION. The Company places advertisements in selected gaming magazines and bingo magazines and newsletters and makes presentations at key trade shows, especially those devoted solely to bingo. The Company also plans to develop additional advertising and promotional programs to create awareness and interest in its electronic bingo products among hall operators and relevant segments of the consumer marketplace. GameTech is also exploring other cost-effective promotional strategies, including public relations and media programs.

     PRICING ARRANGEMENTS. The Company installs its units at no cost to the bingo hall operator. The Company generates revenues by "participating" with bingo hall operators, receiving up to 30% percent (with an average of approximately 24%) of the gross revenues derived from GameTech's electronic bingo systems, or, to a lesser extent, by charging a fixed fee per unit per session. The Company maintains ownership of all software and substantially all hardware.

 MATERIALS AND SUPPLIES

     The Company uses a contract manufacturer in Taiwan to supply its hand-held units. All hardware components for the fixed-base bingo systems are sourced by the Company from numerous suppliers domestically and assembled at its facilities in Arizona and Texas. The Company has not had any significant quality problems or delays in securing its hand-held units or the supply of fixed-base system components.

TRADEMARKS AND PATENTS

     The Company currently holds no registered trademarks, service marks or patents and does not believe that the lack of such intellectual property protection is material to its business.

COMPETITION

     The electronic bingo industry is characterized by intense competition based on, among other things, an electronic bingo system's ability to generate incremental sales for bingo hall operators through product appeal to players, ease of use and serviceability, support and training, distribution, name recognition and price. Management believes that the Company competes primarily with other companies providing electronic bingo units, including Advanced Gaming Technology, Inc., Bingo Concepts, Bingo Technology Corporation, Inc., FortuNet, Inc. and Stuart Entertainment, Inc., and also competes with companies offering traditional paper bingo cards. The Company, through TSBN, also competes with Multimedia Games, Inc.'s "Mega Bingo," which has operated a satellite bingo game in the United States for the past eight years. Certain of the Company's competitors may have significantly greater financial and technical resources than the Company, as well as more established customer bases and distribution channels, which may allow them to move rapidly into the Company's markets and acquire significant market share. Increased competition may result in price reductions, reduced operating margins, conversion from lease to sale of the Company's units, and loss of market share, any of which could materially and adversely affect the Company's business, operating results or financial condition. Furthermore, the Company's success may benefit existing competitors and induce new competitors to enter the market. The Company has attempted to counter competitive factors by providing superior service and new, innovative and quality products, but there can be no assurance that the Company will continue to be a successful competitor in the electronic bingo industry. In addition, the Company competes with other similar forms of entertainment including casino gaming and lotteries. Management believes, however, that the quality of its fixed-base and hand-held bingo systems, combined with superior service and customer support, differentiate it from its competitors.

RESEARCH AND DEVELOPMENT

     In fiscal 1997, the Company spent $547,000 on Company-sponsored research and development activities, as compared to $477,000 in fiscal 1996 and $329,000 in fiscal 1995.

GOVERNMENT REGULATION

     The Company is subject to regulation by authorities in all jurisdictions in which its electronic bingo units are installed. On tribal Indian lands, regulation is pursuant to the provisions of IGRA. Otherwise, the regulatory requirements vary from jurisdiction to jurisdiction and licensing, other approval or finding of suitability processes with respect to the Company, its personnel and its products can be lengthy and expensive. Many jurisdictions have comprehensive licensing, reporting and operating requirements with respect to the manufacture, sale, use and operation of bingo and bingo-related products, including electronic bingo equipment. These requirements have a direct impact on the conduct of the day-to-day operations of the Company. In substantially all states where charitable bingo is legal, the state imposes limits on prizes on a per game, per session or annual basis. Many states license or otherwise regulate suppliers of bingo equipment, and some states prohibit the rental of bingo equipment while other states regulate whether equipment may be rented at a fixed or percentage rate. Generally, regulatory authorities may deny applications for licenses, other approvals or findings of suitability for any cause they may deem reasonable. There can be no assurance that the Company, its products or its personnel will receive or be able to maintain any necessary licenses, other approvals or findings of suitability. The loss of a license in a particular state will prohibit the Company from realizing revenues in that state. Any change in law or regulation by a state reducing prize limits, further regulating suppliers of bingo equipment, prohibiting rental of bingo equipment or restricting rental rates or the loss of one or more licenses held by the Company could have an adverse effect on the Company's business.

INDIAN GAMING

     Gaming on Indian lands, including the terms and conditions under which gaming equipment can be sold or leased to Indian tribes, is or may be subject to regulation under the laws of the tribes, the laws of the host state and IGRA. Under IGRA, gaming activities are classified as Class I, II or III. Class I gaming includes social games played solely for prizes of minimal value or traditional forms of Indian gaming engaged in as part of, or in connection with, tribal ceremonies or celebrations. Class II gaming includes bingo and other card games authorized or not explicitly prohibited and played within the host state (but not including banking card games such as baccarat or blackjack). Class III gaming includes all forms of gaming that are not Class I or Class II, including slot machines, video lottery terminals and casino style games. Indian tribes may conduct Class II gaming under IGRA without having entered into a written compact with their host state if the host state permits Class II gaming, but must enter into a separate written compact with the state in which they are located in order to conduct Class III gaming activities. The Company is not aware of any state in which a tribal-state compact seeks to regulate bingo. Under IGRA, tribes are required to regulate all gaming under ordinances approved by the Chairman of the NIGC. Such ordinances may impose standards and technical requirements on gaming hardware and software, and may impose registration, licensing and background check requirements on gaming equipment suppliers and their officers, directors, and stockholders.

REGULATION OF ELECTRONIC BINGO SYSTEMS

     The Company's electronic bingo products, including its fixed-base and hand-held units, are more heavily regulated than traditional paper bingo, and federal, state, tribal and local regulations vary significantly by jurisdiction.

     IGRA defines Class II gaming to include "the game of chance commonly known as bingo, whether or not electronic, computer or other technologic aids are used in connection therewith," and defines Class III gaming to include "electronic or electromechanical facsimiles of any game of chance or slot machines of any kind." The Company believes that both its fixed-base and hand-held units are Class II games. In the event that either is classified as a Class III device, such a designation would reduce the potential market for the devices (because only Indian gaming halls that had entered into a tribal-state compact that permits Class III electronic gaming systems would be permitted to use the device), unless the Company could modify the systems to have them reclassified as a Class II game. It is difficult to speculate as to what modifications may be required in the event of such a classification.

     TSBN, which was launched on December 1, 1997, is played in Indian bingo halls. The Company believes TSBN is a Class II game under IGRA. As such, TSBN is subject to tribal regulation approved by the NIGC and is required to register or obtain licenses as required by the various Indian tribes operating the Indian gaming halls participating in TSBN. Pursuant to NIGC regulation, TSBN must be operated in accordance with applicable federal communications law. TSBN entered into an agreement with a nationwide telecommunications provider which, as part of its agreement with TSBN, maintains the necessary Federal Communications Commission licenses to allow the broadcast of the satellite bingo game.

     Electronic bingo in charitable halls is less widely permitted than paper bingo, largely because many states' laws and regulations were written before electronic bingo was introduced. Electronic bingo in charitable halls is currently permitted in at least 26 states, including Alabama, Alaska, Arizona, California, Georgia, Kansas, Kentucky, Louisiana, Maine, Massachusetts, Mississippi, Nebraska, Nevada, New Hampshire, New York, North Dakota, Ohio, Oregon, Pennsylvania, Rhode Island, South Dakota, Texas, Vermont, Virginia, Washington and Wyoming. Because many state laws and regulations are silent with respect to electronic bingo, changes in regulatory and enforcement personnel could impact the continued operation of electronic bingo in some of these states. In addition, some states require the inspection, approval or modification of electronic bingo systems before sale or use in those states.

APPLICATION OF FUTURE OR ADDITIONAL REGULATORY REQUIREMENTS

     The Company intends to seek the necessary licenses, approvals and findings of suitability for the Company, its products and its personnel in other jurisdictions where significant bingo activities are anticipated. However, there can be no assurance that such licenses, approvals or findings of suitability will be obtained and will not be revoked, suspended or conditioned or that the Company will be able to obtain the necessary approvals for its future products as they are developed in a timely manner, or at all. If a license, approval or finding of suitability is required by a regulatory authority and the Company fails to seek or does not receive the necessary license or finding of suitability, the Company many be prohibited from distributing its products for use in the respective jurisdiction or may be required to distribute its products through other licensed entities at a reduced profit to the Company.

EMPLOYEES

     As of October 31, 1997, the Company had 60 full time equivalent employees. The Company and its employees are not subject to collective bargaining agreements, and the Company believes that its relations with its employees are good.

ITEM 2.  FACILITIES

     The Company operates from two leased locations: a 6,500-square-foot headquarters site in Tempe, Arizona under a lease which expires September 18, 2001 and a 6,500-square-foot regional center in Austin, Texas under a sublease which expires February 28, 1998. Monthly rent for these facilities is approximately $3,880 and $2,940, respectively. Assembly of fixed-base systems and testing and repair of all the Company's products occurs at both locations, with each serving as a regional hub. In addition, TSBN has a 5,600-square-foot facility for its operations adjacent to the Company's headquarters in Tempe under a lease which expires May 31, 2002. Monthly rent for this facility is approximately $2,925. The Company rents a small research and development facility for approximately $975 per month in Denver, Colorado under a lease which expires May 31, 1999. Additional research and development activities are carried out by three Company employees at their personal residences in San Diego, California and Las Vegas, Nevada. Such employees have requested that they be permitted to work from their personal residences. The Company pays no rent to these employees, but pays certain overhead related to, and believes the facilities are adequate for, the research and development carried on there.

ITEM 3.  LEGAL PROCEEDINGS

     In November 1996, a patent infringement action and demand for jury trial was commenced against the Company and five other defendants by FortuNet, Inc. in the U.S. District Court, Southern District of California. The other defendants were Advanced Gaming Technology, Inc., American Video Systems, FortuNet Canada, Inc., Network Gaming, Inc. (f/k/a/ Artificial Intelligence), and Multimedia Games, Inc. The complaint alleges that the Company, among others, has infringed, actively induced or contributed to the infringement of U.S. Patent No. 4,624,462 (the "'462 Patent") by making, using and selling, among other acts, electronic bingo devices that allegedly infringe upon at least one claim of the '462 Patent. The '462 Patent was issued in 1986 and will expire in 2001 and is allegedly infringed by the Company's fixed-base bingo units. The plaintiff seeks a preliminary and permanent injunction prohibiting the Company from infringement of the '462 Patent, as well as actual damages, enhanced (treble) damages, attorneys' fees and any other costs. The Company, in July 1997, won its motion for transfer and severance in this action. The court has set a pre-trial conference date of February 22, 1999 at which time a trial date will be chosen.

     In March 1996, a patent infringement action and demand for jury trial was commenced against the Company by Bingo Technology Corporation, Inc. (formerly Bingo Card Minder Corporation), in the U.S. District Court, Northern District of California. The complaint alleges that the Company has infringed, actively induced or contributed to the infringement of U.S. Patent No. 4,378,940 (the " 940 Patent") by making, using and selling, among other acts, electronic bingo devices that allegedly infringe upon at least one claim of the '940 Patent. The '940 Patent was issued in 1983 and will expire in 2000 and is allegedly infringed by the Company's hand-held bingo units. The plaintiff seeks a preliminary and permanent injunction prohibiting the Company from infringement of the '940 Patent, as well as actual damages, enhanced (treble) damages, attorneys' fees and costs. A trial date has been set for December 7, 1998.

     The Company believes that its products do not infringe any valid claim of either the '462 Patent or the '940 Patent and intends to continue to defend against both actions vigorously. However, both actions are in the early stages of litigation, and there can be no assurance that favorable outcomes will be obtained or that if either or both actions are resolved in favor of the plaintiffs, such results would not have a materiel adverse effect on the Company.

     In October 1997, two actions were commenced against the Company by Apex Wholesale, Inc. ("Apex") in the U.S. District Court for the Southern District of California. The Company formerly purchased its hand-held units manufactured by Tidalpower Technologies, Inc. ("Tidalpower") through Apex but terminated such arrangement in

September 1996 and now purchases hand-held units directly from Tidalpower. The defendants (in addition to the Company) were Tidalpower, Green Dollars Industrial Ltd. (a foreign corporation), Vern D. Blanchard, Richard T. Fedor, Clarence H. Thiesen, Leo Lee (a foreign national), Doris Tsao (a foreign national), and Morgan Chen (a foreign national). In one action, Apex is asserting copyright infringement, breach of contract, breach of fiduciary duty, interference with contract and prospective economic advantage, and trade secret claims on GameTech's hand-held bingo units. The complaint alleges that the Company breached various oral agreements with Apex and then misappropriated, developed and marketed hand-held bingo units which allegedly were developed through a cooperative effort of Apex, Vern D. Blanchard, and Jeff Rogers (an individual). Apex seeks general damages, injunctive relief, exemplary and punitive damages, attorney's fees, and any other costs the court deems proper. The Company has filed two motions to dismiss for lack of subject matter jurisdiction and failure to state a claim. Both of these motions are scheduled to be heard on March 16, 1998.

      In the second action, Apex seeks to avoid an alleged fraudulent transfer. Apex alleges that the Company, as well as Tidalpower, Green Dollars Industrial Ltd., Leo Lee, Doris Tsao, and Morgan Chen conspired to avoid a default judgment entered in favor of Apex against Green Dollars Industrial Ltd. Apex seeks general damages in the amount of $400,400, special damages totaling $35,000, exemplary or punitive damages in the sum of $1,201,200, prejudgment interest,
costs of suit and any other relief the court finds proper.   The Company has
filed two motions to dismiss for failure to state a claim and failure to join a necessary party. Both of these motions are scheduled to be heard on March 16, 1998. On January 21, 1998, Apex filed a motion for writ of attachment in the alleged fraudulent transfer action, seeking to attach $400,400 of the Company's assets arising out of a writ of attachment directed against the property of a third party, Green Dollars Industrial, Ltd., in an earlier proceeding.

     The Company intends to vigorously defend itself against the Apex actions. These actions are in the early stages of litigation and there can be no assurance that favorable outcomes will be obtained or that if the actions are resolved in favor of the plaintiff, such results would not have a material adverse effect on the Company.

     On December 1, 1997, a cross-complaint for breach of contract and declaratory relief was brought against the Company, Richard T. Fedor and Gary
R. Held by Diamond Game Enterprises ("Diamond") in the Superior Court of the State of California, Los Angeles County. The cross-complaint is a response to a complaint for recovery of money, and money received, and breach of contract brought by Richard T. Fedor on September 30, 1997 against Diamond. Mr. Fedor alleges that Diamond breached the terms of an oral agreement pursuant to which Mr. Fedor loaned $300,000 to Diamond. In its cross-complaint, Diamond alleges that the Company breached the terms of an oral contract by failing to pay a $671,000 balance allegedly owed under an oral purchase agreement for 134 pull-tab dispensers which were to be manufactured by Diamond.

     These actions are in the early stages of litigation and there can be no assurance that favorable outcomes will be obtained or that if the actions are resolved in favor of Diamond, such results would not have a material adverse effect on the Company. All activities in relation to both the cross-complaint and complaint have been stayed by the mutual agreement of the parties until February 26, 1998 so that ongoing settlement discussions may continue.

     Many aspects of the Company's business involve substantial risks of liability. In the normal course of business, the Company may be named as defendant or co-defendant in lawsuits involving primarily claims for damages. The Company's management believes that any pending litigation will not have a material adverse effect on the Company.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of security holders during the fourth quarter of fiscal 1997.


                                       PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

     The Common Stock is listed for trading and quotation on the Nasdaq National Market under the symbol "GMTC." Because the Common Stock was not publicly traded until after the close of the fiscal period covered by this report, high and low bid information is not applicable.

     As of January 21, 1998, there were 83 stockholders of record of the Company's Common Stock.

     The Company has paid no cash dividends to date and does not anticipate paying any cash dividends on its Common Stock in the foreseeable future. The Company intends to retain its earnings, if any, to finance the expansion of its business and for other general corporate purposes. Any payment of future dividends will be at the discretion of the Board of Directors and will depend upon, among other factors, the Company's earnings, financial condition, capital requirements, level of indebtedness, contractual restrictions with respect to the payment of dividends and other considerations that the Board of Directors deems relevant. The Company has a $3 million revolving line of credit with Wells Fargo Bank, N.A., that restricts payment of dividends without the prior consent of the bank.

SALES OF UNREGISTERED SECURITIES DURING THE YEAR ENDED OCTOBER 31, 1997

     On September 2, 1997, the Company issued and sold 400,000 shares of the Company's Series A Preferred Stock (the "Series A Shares") in a private placement for total consideration of $3 million to institutional and individual investors unaffiliated with the Company in reliance upon Section 4(2) of the Securities Act as a transaction not involving a public offering. The Series A Shares automatically converted into an equal number of shares of Common Stock upon the close of the initial public offering of the Common Stock on December 1, 1997.

     On various dates between November 1, 1996 and October 24, 1997, Company employees exercised options granted in partial compensation for their services to purchase an aggregate of 402,916 shares of Common Stock in private sales for an aggregate consideration of $4,029.16 in reliance upon Section 4(2) of the Securities Act as a transaction not involving a public offering.

     On April 27, 1997, an exclusive distributor of the Company exercised options granted pursuant to a distributorship agreement to purchase 5,000 shares of Common Stock in a private sale for aggregate consideration of $50.00 in reliance upon Section 4(2) of the Securities Act as a transaction not involving any public offering. On January 2, 1997, the same individual was issued 2,500 shares of Common Stock in partial compensation in the aggregate amount of $2,500.00 for the purchase of a distributorship by the Company in reliance upon
Section 4(2) of the Securities Act as a transaction not involving any public offering.

     On November 18, 1996 the Company issued 3,000 shares of Common Stock to an officer of the Company as a sign-on bonus in the aggregate amount of $3,000 in reliance upon Section 4(2) of the Securities Act as a transaction not involving any public offering.

     On January 2 and June 1, 1997, the Company issued 2,000 and 24,500 shares of Common Stock, respectively, to a stockholder for the conversion of certain stockholder debt in reliance upon Section 4(2) of the Securities Act as a transaction not involving any public offering.

     On March 1, 1997, the Company issued a convertible promissory note in favor of a stockholder in the original principal amount of $1,341,200, convertible into Common Stock at the option of the holder at a $1.00 per share price and due in full on February 28, 1999. The convertible note was issued in exchange for previously outstanding notes and interest payable to the holder and was issued in reliance upon Section 4(2) of the Securities Act as a transaction not involving any public offering.

     Also on March 1, 1997, the Company issued a convertible promissory note in favor of a stockholder in the original principal amount of $80,954, convertible into Common Stock at the option of the holder at a $1.00 per share price and due in full on February 28, 1999. The convertible note was issued in exchange for previously outstanding notes and interest payable to the holder and was issued in reliance upon Section 4(2) of the Securities Act as a transaction not involving any public offering.

OFFERING OF COMMON STOCK AND USE OF PROCEEDS

     On November 24, 1997, the Securities and Exchange Commission (the "Commission") declared the Company's Registration Statement on Form S-1 (the "Registration Statement") effective. The Commission file number assigned to the Registration Statement is 333-34967. The Company filed the Registration Statement in connection with the offering (the "Offering") of 3,710,000 shares of its Common Stock. The Registration Statement registered an aggregate of 4,266,500 shares of Common Stock, representing (i) 3,270,000 shares of Common Stock being offered by the Company (the "Company Shares"), (ii) an additional 406,500 shares of Common Stock which the underwriters had the option to purchase from the Company to cover over-allotments (the "Company Option Shares"), (iii) 440,000 shares of Common Stock being sold by certain stockholders of the Company (the "Selling Stockholder Shares"), and (iv) an additional 150,000 shares of Common Stock which the underwriters had the option to purchase from the selling stockholders to cover over-allotments (the "Selling Stockholder Option
Shares.")

     The offering date was November 25, 1997. Donaldson, Lufkin & Jenrette Securities Corporation and Prudential Securities Incorporated were the managing underwriters. The Company Shares and Selling Stockholder Shares were sold in the Offering at $11 per share, for an aggregate offering price of $40,810,000. Proceeds to the Company and the Selling Stockholders after deducting underwriting discounts and commissions were $33,452,100 and $4,501,200, respectively.

     Neither the Company Option Shares nor the Selling Stockholder Option Shares were sold. The Offering is now terminated.

     The effective date of the Registration Statement occurred after the ending date of the reporting period. A reasonable estimate of expenses incurred by the Company from the effective date of the Registration Statement to date in the current period are: $2,518,000 for underwriting discounts and commissions and approximately $900,000 for other expenses including registration and filing fees, printing, accounting and legal expenses, for total expenses of approximately $3,420,000. No direct or indirect payments were made to any directors, officers or other affiliates of the Company other than for reimbursement of expenses incurred on the road show. Net offering proceeds to the Company after deducting these expenses were approximately $32,500,000.

     Because the effective date of the Registration Statement occurred after the ending date of the reporting period, no net offering proceeds were used in the reporting period.

ITEM 6.  SELECTED FINANCIAL DATA

     The selected statement of operations data for the years ended October 31, 1995, 1996 and 1997 and the selected balance sheet data set forth below at October 31, 1996 and 1997 have been derived from the Company's financial statements, which have been audited by Ernst & Young LLP, independent auditors, and are included elsewhere herein. The selected statement of operations data for the period from inception (April 18, 1994) through October 31, 1994 and the selected balance sheet data set forth below at October 31, 1994 and 1995 have been derived from the Company's audited financial statements not included herein. The selected financial data set forth below should be read in conjunction with the Financial Statements and Notes thereto and with "Management's Discussion and Analysis of Financial Condition and Results of Operations," appearing elsewhere in this report.

                                                                              Years Ended October 31,
                                                                ---------------------------------------------------
                                                                1994(a)        1995           1996           1997
                                                                 (dollars in thousands, except per share amounts)
STATEMENT OF OPERATIONS DATA:
Revenues....................................................   $  599         $3,350        $ 5,364        $12,578
Cost of revenues............................................      253            712          1,615          3,249
                                                               ------         ------        -------        -------
Gross profit................................................      346          2,638          3,749          9,329
Operating expenses:
   General and administrative...............................      220            693          1,020          1,993
   Sales and marketing......................................      149            552            613          1,419
   Research and development.................................       94            329            477            547
                                                               ------         ------        -------        -------
        Total operating expenses............................      463          1,574          2,110          3,959
                                                               ------         ------        -------        -------
Income (loss) from operations...............................     (117)         1,064          1,639          5,370
Interest expense and other..................................      (58)          (194)          (275)          (450)
Equity in net loss of affiliate.............................       --             --             --           (179)
                                                               ------         ------        -------        -------
Income (loss) before provision for income taxes.............     (175)           870          1,364          4,741
Provision for income taxes..................................       --            278            559          1,880
                                                               ------         ------        -------        -------
Net income (loss)...........................................   $ (175)        $  592           $805        $ 2,861
                                                               ------         ------        -------        -------
                                                               ------         ------        -------        -------
Fully diluted net income (loss) per share(b)................   $(0.13)        $ 0.10        $  0.11        $  0.39
Shares used in the calculation of fully diluted net income
   (loss) per share(b) (000s)...............................    2,283          7,115          7,889          7,547
Pro-forma fully diluted net income (loss) per share (d).....    (0.02)          0.07           0.08           0.27

BALANCE SHEET DATA:
Cash and cash equivalents...................................   $   25         $   37        $   166        $ 1,020
Working capital (deficit)...................................      (76)           (37)        (1,302)          (422)
Total assets................................................    1,330          2,783          5,794         13,251
Total debt(c)...............................................    1,464          1,306          3,398          4,942
Total stockholders' equity (deficit)........................     (175)           980          1,785          3,976


(a) Represents the period from inception (April 18, 1994) through October 31, 1994. Operations commenced June 1, 1994.

(b) See Note 1 of Notes to Financial Statements included elsewhere herein for information concerning the computation of fully diluted net income (loss) per share.

(c) Includes convertible subordinated debt to stockholders (including accrued interest) of $1,331,383, $1,291,460, $1,530,845, and $1,526,000,on October
     31, 1994, 1995, 1996, and 1997, respectively, which was converted into Common Stock on November 24, 1997.

(d) Gives retroactive effect to the 3,270,000 shares issued in conjunction with the Company's initial public offering which was completed on December 1, 1997.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion should be read in conjunction with the Financial Statements and Notes thereto included elsewhere in this Form 10-K.

OVERVIEW

     GameTech has grown rapidly, and management believes that the Company has had a competitive advantage resulting from the experience of its management and the value it has provided its customers through a combination of quality electronic bingo units and superior customer service and support. The Company's recent growth has been driven by the increase in its installed base of bingo units primarily resulting from the Company's entry into the Texas market in August 1996 and introduction of an improved hand-held unit in April 1997.

     GameTech generates revenues by installing electronic bingo systems in bingo halls under revenue sharing agreements, or to a lesser extent, at fixed rates per bingo session. The Company recognizes revenue as its bingo units are utilized by players. Revenue growth is affected by player acceptance of electronic bingo as an alternative to paper bingo and the Company's ability to expand operations into new markets. Fixed-base bingo units generate greater revenue per unit than hand-held bingo units, but also require greater initial capital investment.

     The Company installs its electronic bingo systems at no charge to its customers and capitalizes the costs. During fiscal 1995, 1996 and 1997, the Company's capital expenditures were approximately $1.3 million, $3.0 million, and $6.1 million, respectively, almost all of which represented investments in bingo equipment. The Company's cost of revenues consists primarily of the expense of providing customer service, including labor, service-related overhead and depreciation of the bingo systems installed at customer locations. The Company records depreciation of bingo equipment over a five-year estimated useful life using the straight line method of depreciation.

     TSBN, the Company's 50%-owned joint venture, was launched on December 1, 1997. TSBN is accounted for under the equity method in the Company's financial statements. To date, the Company has funded the operating losses of TSBN and consequently for financial reporting purposes has recorded 100% of the operating losses to date and will record 100% of TSBN's future
operating losses, if any.   TSBN is incurring losses due to a number of large
bingo halls which had agreed to participate delaying their participation. Additional halls are currently being added with the expectation of stronger participation in the second quarter.

RESULTS OF OPERATIONS

     The following table sets forth, for the periods indicated, certain statement of operations data for the Company expressed as a percentage of revenues.


                                                 Years Ended October 31,
                                             --------------------------------
                                              1994(a)    1995    1996    1997

STATEMENT OF OPERATIONS DATA:
Revenues...................................   100.0%   100.0%  100.0%   100.0%
Cost of revenues...........................    42.3     21.2    30.1     25.8
                                              -----    -----   -----     ----
Gross profit...............................    57.7     78.8    69.9     74.2
Operating expenses:
   General and administrative..............    36.8     20.7    19.0     15.9
   Sales and marketing.....................    24.8     16.5    11.5     11.3
   Research and development................    15.7      9.8     8.9      4.3
                                              -----    -----   -----     ----
        Total operating expenses...........    77.3     47.0    39.4     31.5
                                              -----    -----   -----     ----
Income (loss) from operations..............   (19.6)    31.8    30.5     42.7
Interest expense and other.................    (9.7)    (5.8)   (5.1)    (3.6)
Equity in net loss of affiliate............      --       --      --     (1.4)
                                              -----    -----   -----     ----
Income (loss) before provision for income
  taxes....................................   (29.3)    26.0    25.4     37.7
Provision for income taxes.................       -      8.3    10.4     15.0
                                              -----    -----   -----     ----
Net income (loss)..........................   (29.3)%   17.7%   15.0%    22.7%
                                              -----    -----   -----     ----
                                              -----    -----   -----     ----
-----------------------
(a) Represents the period from inception (April 18, 1994) through October 31, 1994. Actual operations began June 1, 1994.


YEAR ENDED OCTOBER 31, 1997 COMPARED TO YEAR ENDED OCTOBER 31, 1996

     REVENUES. Revenues increased $7.2 million, or 135%, to $12.6 million for the year ended October 31, 1997 from $5.4 million for the year ended October 31, 1996. This increase in revenues was primarily due to a 155% increase in the average number of units installed to 4,758 during the year ended October 31, 1997 from 1,865 during the year ended October 31, 1996, partially offset by an 8% decrease in average revenues per unit attributable to the increased percentage of hand-held units installed, which generate lower average revenue per unit. Expansion into Texas accounted for $5.5 million of the revenue increase during the year ended October 31, 1997.

     COST OF REVENUES. Cost of revenues increased $1.6 million, or 101%, to $3.2 million for the year ended October 31, 1997, from $1.6 million for the year ended October 31, 1996. The increase in cost of revenues was primarily due to the greater average number of units installed. As a percentage of revenues, cost of revenues decreased to 25.8% from 30.1% in the prior period. The decrease was a result of higher utilization of field service personnel and increased revenues, together with start-up costs of $101,000 for the expansion into Texas during the year ended October 31, 1996, which were not immediately offset by increased revenues. The components of the $101,000 in start-up costs consisted of $42,000 of personnel-related costs and $59,000 in overhead costs.

     GENERAL AND ADMINISTRATIVE. General and administrative expenses increased $973,000, or 95.4%, to $2.0 million for the year ended October 31, 1997 from $1.0 million for the year ended October 31, 1996. The significant components of the $973,000 increase consist of: higher payroll costs of $236,000 resulting from hiring seven additional personnel to help manage the Company's growth; increased professional services of $225,000; larger provisions for bonuses of $70,000, profit sharing of $80,000 and bad debts of $137,000; amortization of capitalized software costs of $43,000; and increased insurance costs of $38,000. As a percentage of revenues, general and administrative expenses decreased to 15.9% from 19.0% in the prior period primarily due to the increase in revenues and operating leverage in the Company's operations.

     SALES AND MARKETING. Sales and marketing expenses increased $805,000, or 131%, to $1.4 million for the year ended October 31, 1997 from $614,000 for the year ended October 31, 1996. The increase was primarily due to larger distributor commissions of $562,000 and costs associated with hiring an additional salesperson of $124,000.

     RESEARCH AND DEVELOPMENT. Research and development expenses increased $69,000, or 14.5%, to $547,000 for the year ended October 31, 1997 from $477,000 for the year ended October 31, 1996. As a percentage of revenues, research and development expenses decreased to 4.3% from 8.9% in the prior period.

     INTEREST EXPENSE AND OTHER. Interest expense and other increased $176,000, or 64.1%, to $450,000 for the year ended October 31, 1997 from $275,000 for the year ended October 31, 1996. The increase was primarily due to increased average debt outstanding of $4.9 million for the year ended October 31, 1997 compared to $2.4 million for the year ended October 31, 1996, partially offset by lower interest rates. The increased debt was used to finance operations.

     EQUITY IN NET LOSS OF AFFILIATE.   Equity in net loss of affiliate of
$179,000 results from losses incurred by the TSBN joint venture for the year ended October 31, 1997. Since the Company has financed this venture, it has recorded 100% of the losses, consisting of start-up expenses, rather than the 50% share which would arise from its ownership.

     PROVISION FOR INCOME TAXES. Provision for income taxes increased $1.3 million, or 236%, to $1.9 million for the year ended October 31, 1997 from $559,000 for the year ended October 31, 1996 primarily due to an increase in pre-tax income. The Company's effective income tax rate remained at approximately 40% in each year.

     NET INCOME. As a result of the factors discussed above, net income increased $2.1 million, or 256%, to $2.9 million for the year ended October 31, 1997 from $805,000 for the year ended October 31, 1996.

YEAR ENDED OCTOBER 31, 1996 COMPARED TO YEAR ENDED OCTOBER 31, 1995

     REVENUES. Revenues increased $2.0 million, or 60.1%, to $5.4 million for the year ended October 31, 1996 from $3.4 million for the year ended October 31, 1995. The increase in revenues was primarily due to a 127% increase in the average number of units in service to 1,865 during 1996 from 821 in 1995, partially offset by a decrease in average revenues per unit resulting from the increased percentage of hand-held units installed, which generate lower average revenue per unit.

     COST OF REVENUES. Cost of revenues increased $903,000, or 127%, to $1.6 million for the year ended October 31, 1996 from $712,000 for the year ended October 31, 1995. The increase in cost of revenues was primarily due to the increased number of units installed and start-up costs in Texas. As a percentage of revenues, cost of revenues increased to 30.1% from 21.2% in the prior period, primarily due to an increase in depreciation of $317,000, or 5.9% of revenue, due to the increased number of installed units and start-up costs for the expansion into Texas of $203,000, or 3.8% of revenue, which were not immediately offset by increased revenues. The components of the $203,000 in start-up costs consisted of $85,000 of personnel-related costs and $118,000 in overhead costs.

     GENERAL AND ADMINISTRATIVE. General and administrative expenses increased $327,000, or 47.2%, to $1.0 million for the year ended October 31, 1996 from $693,000 for the year ended October 31, 1995. The significant components of the $327,000 increase consist of: increased professional services of $123,000; higher payroll resulting from hiring one additional person of $31,000; and larger provisions for bonuses of $51,000, bad debts of $43,000 and profit sharing of $22,000. As a percentage of revenues, general and administrative expenses decreased to 19.0% from 20.7% in the prior period primarily due to the increase in revenues and operating leverage in the Company's operations.

     SALES AND MARKETING. Sales and marketing expenses increased $62,000, or 11.2%, to $614,000 for the year ended October 31, 1996 from $552,000 for the year ended October 31, 1995. The increase was primarily due to higher payroll resulting from hiring an additional salesperson of $31,000 and larger distributor commissions of $23,000 attributable to the higher level of revenues. As a percentage of revenues, sales and marketing expenses decreased to 11.5% from 16.5% in the prior period primarily due to the increase in revenues and operating leverage in the Company's operations.

     RESEARCH AND DEVELOPMENT. Research and development expenses increased $148,000, or 45.1%, to $477,000 for the year ended October 31, 1996 from $329,000 for the year ended October 31, 1995. The increase was primarily due to additional products under development in 1996 as compared to 1995. As a percentage of revenues, research and development expenses decreased to 8.9% from 9.8% in the prior period as a result of the increase in revenues.

     INTEREST EXPENSE AND OTHER. Interest expense and other increased $81,000, or 41.9%, to $275,000 for the year ended October 31, 1996 from $194,000 for the year ended October 31, 1995. The increase was primarily due to the increased average debt outstanding of $2.4 million in 1996 compared to $1.4 million in 1995, partially offset by lower interest rates. The increased debt was used to finance operations.

     PROVISION FOR INCOME TAXES. Provision for income taxes increased $281,000, or 101%, to $559,000 for the year ended October 31, 1996 from $278,000 for the year ended October 31, 1995. The increase was primarily due to an increase in pre-tax income partially offset by the use of net operating loss carryforwards of approximately $170,000 utilized in computing the provision for income taxes for 1995.

     NET INCOME. As a result of the factors discussed above, net income increased $213,000, or 35.9%, to $805,000 for the year ended October 31, 1996 from $592,000 in 1995.

LIQUIDITY AND CAPITAL RESOURCES

     The Company has primarily used its cash flow to purchase additional bingo units to install in customers' bingo halls and to meet its ordinary operating expenses. The principal sources of the Company's liquidity have been cash flow from operations, borrowing under the Company's Term Loan and Revolving Credit Facility, the issuance to officers of notes convertible into Common Stock and sales of Common Stock. In addition, on September 2, 1997, the Company issued and sold 400,000 shares of Series A Preferred Stock for net proceeds of $2.8 million. GameTech currently has with Wells Fargo Bank, N.A. ("Wells Fargo") a $3 million term loan (the "Term Loan"), which has an interest rate of 8.9% per annum, and a $3 million line of credit (the "Revolving Credit Facility"), which has an interest rate based on the prime rate plus 0.5% or LIBOR plus 2.5%, at the Company's option. The Revolving Credit Facility expires on April 11, 1998 and the Term Loan expires on April 11, 2000. The Company repaid borrowings under both the Term Loan and Revolving Credit Facility with a portion of the net proceeds of approximately $32.5 million from the sale of 3,270,000 shares of Common Stock, which closed on December 1, 1997. The Company expects to maintain availability under the Revolving Credit Facility and does not anticipate that it will have difficulty refinancing or replacing the Revolving Credit Facility should it so desire. Covenants under these credit facilities restrict payment of cash dividends and interest to holders of convertible notes without prior consent of Wells Fargo.

     Operating activities provided $5.0 million of cash in the year ended October 31, 1997 compared to $1.3 million in the year ended October 31, 1996. The increase was primarily due to higher net income of $2.1 million, increased depreciation and amortization of $830,000 and increased accounts payable of $582,000, partially offset by increased accounts receivable of $303,000. In 1996, operating activities provided net cash of $1.3 million as compared to $1.1 million in 1995. The increase was primarily due to higher net income and depreciation and amortization of $317,000, partially offset by increased accounts receivable of $124,000, and lower accounts payable of $493,000.

     Investing activities used $7.0 million of cash in the year ended October 31, 1997 compared to a use of $3.1 million of cash in the year ended October 31, 1996. The increase was primarily due to a $3.1 million increase in capital expenditures for bingo units and other fixed assets and investment in and advances to a joint venture of $705,000. In 1996, investing activities used cash of $3.1 million as compared to $1.3 million in 1995. The increase was primarily due to a $1.7 million increase in capital expenditures for bingo units and other fixed assets.

     Financing activities provided cash of $2.9 million in the year ended October 31, 1997 compared to $1.9 million in the year ended October 31, 1996. The increase resulted primarily from the sale of the Series A shares for net proceeds of $2.8 million, partially offset by a decrease in net proceeds of short-term and long-term bank borrowings of $928,000 and deferred IPO costs of $652,000. In 1996, financing activities provided cash of $1.9 million as compared to $209,000 in 1995. The increase was primarily due to a net $1.9 million increase in short-term borrowings, partially offset by a reduction in the amount of convertible notes issued to stockholders of $240,000.

     The Company believes that cash flow from operations and the net proceeds to the company from the offering, together with funds available under the Revolving Credit Facility, will be sufficient to support its operations and provide for budgeted capital expenditures of approximately $8.0 million and liquidity requirements through fiscal 1998. However, the Company's long term liquidity requirements will depend on many factors, including, but not limited to the rate at which the Company expands its business, whether internally or through acquisitions and strategic alliances. In addition, strategic opportunities the Company may pursue, including without limitation TSBN, will require it to fund its portion of operating expenses of such ventures, and may further require it to advance additional amounts should any partners in such ventures be unable to meet unanticipated capital calls or similar funding events. To date, the Company has funded the operating losses of TSBN and consequently for financial reporting purposes will record 100% of TSBN's future operating losses, if any. To the extent that the funds generated from the sources described above are insufficient to fund the Company's activities in the long term, the Company will be required to raise additional funds through public or private financings. No assurance can be given that additional financing will be available or that, if it is available, it will be on terms acceptable to the Company.

IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

     In 1995, the Financial Accounting Standards Board (the "FASB") issued Statement of Financial Accounting Standard No. 123 (SFAS 123), ACCOUNTING FOR STOCK BASED COMPENSATION. SFAS 123 provides an alternative to Accounting Principles Board's Opinion No. 25 (APB 25) and is effective for fiscal years beginning after December 15, 1995. The Company continues to account for its stock options in accordance with APB 25. SFAS 123 did not have a material impact on the Company's financial position or results of operations.

     In February 1997, the FASB issued Statement No. 128, EARNINGS PER SHARE, which is required for both interim and annual periods ending after December 15, 1997. At that time, the Company will be required to change the method currently used to compute earnings per share and to restate all prior periods. Under the new requirements for calculating primary earnings per share, the dilutive effect of stock options will be excluded. The impact of Statement 128 on the calculation of primary and fully diluted earnings per share is not expected to be material.

INFLATION AND GENERAL ECONOMIC CONDITION

          Although the Company cannot accurately anticipate the effect of inflation on its operations, the Company does not believe that inflation has had, or is likely in the foreseeable future to have, a material effect on its results of operations or financial condition.

YEAR 2000

          Based on the Company's evaluation of its information and operating systems, management does not believe the Company will incur any material costs relating to the year 2000 issue.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

     The Company's Revolving Credit Facility with Wells Fargo is a $3 million line of credit with an interest rate based on the prime rate plus 0.5% or LIBOR plus 2.5%, at the Company's option. It expires on April 11, 1998.

     Because the interest rate on the Revolving Credit Facility is variable, the Company's cash flow may be affected by increases in interest rates, in that the Company would be required to pay more interest in the event that both the prime and LIBOR interest rates increase. Management does not, however, believe that any risk inherent in the variable-rate nature of the loan is likely to have a material effect on the Company. The Company currently maintains a zero balance on the Revolving Credit Facility (at the end of the fiscal 1997 period, the outstanding balance was approximately $550,000). Even if the Company were to draw down on the line prior to its expiration and an unpredicted increase in both alternate rates occurred, it would not be likely to have a material effect.

     SENSITIVITY ANALYSIS. Assuming the Company had a $2 million balance outstanding as of January 21, 1998, the rate of interest calculated using the prime rate plus 0.5% option would be 9%. The Company's monthly interest payment, if the rate stayed constant would be $15,000. If the prime rate rose to 13% , which assumes a very large increase, the Company's monthly payment would be $22,500. A more likely increase of 1 or 2%, given the recent trend of decreasing and relatively low interest rates, would give the Company a monthly payment of $16,667 or $18,333, respectively. The Company does not believe the risk resulting from such fluctuations is material nor that the payment required would have a material effect on cash flow.

     The Company anticipates that it will renew the Revolving Line of Credit after its term expires. It is too early to predict whether, if the line is renewed, the interest rate terms will remain the same or will be renegotiated.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The financial statements and supplementary data are as set forth in the "INDEX TO FINANCIAL STATEMENTS" on page F-1.

ITEM 9. CHANGES AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Not applicable.


                                   PART III

     For information required under Items 10, 11, 12 and 13 see the Company's definitive Proxy Statement relating to the Annual Meeting of Stockholders, which sections are herein incorporated by reference.


                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)  The following documents are filed as part of this report:

     (1)  Financial Statements.
          The financial statements of the Company are set forth beginning on page F-1.

     (2)  Financial Statement Schedules.
          Schedule II - Valuation and qualifying accounts is set forth on page F-20. All other schedules have been omitted because they are not applicable or because the information is included elsewhere in the Financial Statements or the notes thereto.

(b)  Reports on Form 8-K filed during the last quarter of fiscal 1997.

     None

(c)  Exhibits are set forth in the "Exhibit Index" on page 20.

(d)  Financial Statement Schedules

     See Item 14(a)(2) above.

CAUTIONARY STATEMENT FOR PURPOSES OF THE "SAFE HARBOR" PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

     This document includes various "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Sections 21E of the Securities Exchange Act of 1934, as amended, which represent the Company's expectations or beliefs concerning future events. Statements containing expressions such as "believes," "anticipates" or "expects" used in the Company's press releases and periodic reports on Forms 10-K and 10-Q filed with the Commission are intended to identify forward-looking statements. All forward-looking statements involve risks and uncertainties. Although the Company believes its expectations are based upon reasonable assumptions within the bounds of its knowledge of its business and operations, there can be no assurances that actual results will not materially differ from expected results. The Company cautions that these and similar statements included in this report are further qualified by important factors that could cause actual results to differ materially from those in the forward-looking statements. Such factors could include, without limitation, the following: increased competition in existing markets; a decline in the public participation in bingo; the limitation, conditioning or suspension of any of the Company's bingo permits or licenses; increases in or new taxes imposed on bingo revenues or bingo devices; a finding of unsuitability by regulatory officers with respect to the Company's officers, directors or key employees; loss or retirement of key executives; adverse economic or regulatory conditions in the Company's key markets; adverse results of significant litigation matters. Readers are cautioned not to place undue reliance on forward-looking statements, which speak only as of the date thereof. The Company undertakes no obligation to publicly release any revisions to such forward-looking statements to reflect events or circumstances after the date hereof.

                            GAMETECH INTERNATIONAL, INC.

                           INDEX TO FINANCIAL STATEMENTS



                                                                          PAGE

Report of Ernst & Young LLP, Independent Auditors. . . . . . . . . . . . . F-2
Balance Sheets . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . F-3
Statements of Operations . . . . . . . . . . . . . . . . . . . . . . . . . F-4
Statements of Redeemable Convertible Preferred Stock and
  Stockholders' Equity (Deficit) . . . . . . . . . . . . . . . . . . . . . F-5
Statements of Cash Flows . . . . . . . . . . . . . . . . . . . . . . . . . F-6
Notes to Financial Statements. . . . . . . . . . . . . . . . . . . . . . . F-7

                 REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

The Board of Directors and Stockholders
GameTech International, Inc.

We have audited the accompanying balance sheets of GameTech International, Inc. as of October 31, 1996 and 1997 and the related statements of operations, redeemable convertible preferred stock and stockholders' equity (deficit) and cash flows for each of the three years in the period ended October 31, 1997.
Our audits also included the financial statement schedule listed in the Index at
Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis or our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of GameTech International, Inc. at October 31, 1996 and 1997 and the results of its operations and its cash flows for each of the three years in the period ended October 31, 1997, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.



Sacramento, California
December 5, 1997

                            GAMETECH INTERNATIONAL, INC.
                                   BALANCE SHEETS


                                                              OCTOBER 31,
                                                            1996        1997
                                                       -------------------------
 ASSETS:
 Current assets:
   Cash and equivalents                                $   166,119   $ 1,019,524
   Accounts receivable, less allowance for doubtful
     accounts of $102,000 in 1996 and $164,000 in 1997     546,356     1,151,108
   Deposits                                                276,622       108,042
   Prepaid expenses and other current assets                32,572        48,702
   Deferred income taxes                                    83,652       196,325
                                                       -------------------------

 Total current assets                                    1,105,321     2,523,701

 Bingo units, furniture and equipment, net               4,294,337     9,024,887
 Intangibles, less accumulated amortization of
   $136,000 in 1996 and $238,000 in 1997                   394,364       367,398
 Investment in and advances to affiliate                         -       526,365
 Other assets                                                    -       808,306
                                                       -------------------------
 Total assets                                           $5,794,022   $13,250,657
                                                       -------------------------
                                                       -------------------------

 LIABILITIES AND STOCKHOLDERS' EQUITY:
 Current liabilities:
   Short-term borrowings from bank                      $1,866,793   $   550,000
   Accounts payable                                         52,532       402,772
   Accrued payroll and related obligations                 150,273       324,716
   Other accrued liabilities                                35,166       235,385
   Income taxes payable                                    134,216       166,534
   Current portion of convertible notes payable to
     officers, including accrued interest                  168,183             -
   Current portion of long-term debt                             -     1,266,523
                                                       -------------------------
 Total current liabilities                               2,407,163     2,945,930

 Convertible notes payable to officers, including
   accrued interest                                      1,362,662     1,526,001
 Long-term debt                                                  -     1,599,658
 Deferred income taxes                                     238,859       368,412

 Commitments and contingencies

 Redeemable convertible preferred stock, $.001 par
   value; 5,000,000 shares authorized; 400,000
   shares issued and outstanding in 1997 (none in 1996);
   aggregate liquidation preference of $3,000,000 at
   October 31, 1997                                             -     2,834,998

 Stockholders' equity:
   Common stock, $.001 par value; 40,000,000 shares
     authorized; 5,181,575 shares issued and
     outstanding in 1996 and 4,621,491 in 1997               5,182         4,622
   Capital in excess of par value                          558,510        35,639
   Retained earnings                                     1,221,646     3,935,397
                                                       -------------------------

 Total stockholders' equity                              1,785,338     3,975,658
                                                       -------------------------
 Total liabilities and stockholders' equity            $ 5,794,022   $13,250,657

                                                       -------------------------
                                                       -------------------------


                                SEE ACCOMPANYING NOTES

                            GAMETECH INTERNATIONAL, INC.
                              STATEMENTS OF OPERATIONS

                                                YEARS ENDED OCTOBER 31,
                                       ---------------------------------------
                                            1995         1996          1997
                                       ---------------------------------------

 Revenues                              $ 3,349,611   $ 5,364,017   $12,577,821

 Operating expenses:
   Cost of revenues                        711,603     1,614,562     3,248,657
   General and administrative              693,049     1,019,919     1,993,064
   Sales and marketing                     551,844       613,503     1,418,676
   Research and development                329,104       477,482       546,860
                                       ---------------------------------------

                                         2,285,600     3,725,466     7,207,257
                                       ---------------------------------------

 Income from operations                  1,064,011     1,638,551     5,370,564

 Interest expense                         (195,890)     (279,032)     (478,387)
 Equity in net loss of affiliate                 -             -      (178,815)
 Other income, net                           2,315         4,430        27,696
                                       ---------------------------------------

 Income before provision for income
 taxes                                     870,436     1,363,949     4,741,058
 Provision for income taxes                278,114       559,217     1,880,000
                                       ---------------------------------------

 Net income                            $   592,322   $   804,732   $ 2,861,058
                                       ---------------------------------------
                                       ---------------------------------------

 Primary net income per share          $       .10   $       .12   $       .47
                                       ---------------------------------------
                                       ---------------------------------------

 Fully diluted net income per share    $       .10   $       .11   $       .39
                                       ---------------------------------------
                                       ---------------------------------------

 Shares used in the calculation of net
 income per share:
   Primary                               5,767,260     6,464,131     6,088,525
                                       ---------------------------------------
                                       ---------------------------------------

   Fully diluted                         7,115,326     7,888,854     7,546,920
                                       ---------------------------------------
                                       ---------------------------------------


                               SEE ACCOMPANYING NOTES.
                                         F-4

                            GAMETECH INTERNATIONAL, INC.
             STATEMENTS OF REDEEMABLE CONVERTIBLE PREFERRED STOCK AND
                           STOCKHOLDERS' EQUITY (DEFICIT)



                                                                                 STOCKHOLDER'S EQUITY (DEFICIT)
                                                            ----------------------------------------------------------------------
                                      REDEEMABLE
                                      CONVERTIBLE                                       CAPITAL IN        RETAINED
                                    PREFERRED STOCK                COMMON STOCK          EXCESS OF        EARNINGS
                                    ---------------         -------------------------
                                   SHARES       AMOUNT         SHARES       AMOUNT       PAR VALUE       (DEFICIT)          TOTAL
                               ------------------------     ----------------------------------------------------------------------
Balances at October 31, 1994          -        $     -              -    $       -     $         -     $  (175,408)     $ (175,408)

Issuance of founders' stock           -              -      4,570,000        4,570          18,530               -          23,100

Conversion of convertible
 notes payable into common
 stock                                -              -        439,875          440         439,435               -         439,875

Issuance of common stock for
 cash                                 -              -        100,000          100          99,900               -         100,000

Net income                            -              -              -            -               -         592,322         592,322
                               ------------------------     ----------------------------------------------------------------------
Balances at October 31, 1995          -              -      5,109,875        5,110         557,865         416,914         979,889

Issuance of common stock
 upon exercise of stock
 options at $.01 per share            -              -         71,700           72             645               -             717

Net income                            -              -              -            -               -         804,732         804,732
                               ------------------------     ----------------------------------------------------------------------
Balances at October 31, 1996          -              -      5,181,575        5,182         558,510       1,221,646       1,785,338

Repurchase and cancellation
 of common stock                      -              -     (1,000,000)      (1,000)       (558,510)       (147,307)       (706,817)

Common stock issued in
 exchange for services                -              -          5,500            5           5,495               -           5,500

Issuance of common stock
 upon exercise of stock
 options at $.01 per share            -              -        407,916          408           3,671               -           4,079

Conversion of convertible
 notes payable into common
 stock                                -              -         26,500           27          26,473               -          26,500

Sale of redeemable
 convertible preferred
 stock for cash, net of
 issuance costs of
 approximately $165,000         400,000      2,834,998              -            -               -               -               -

Net income                            -              -              -            -               -       2,861,058       2,861,058
                               ------------------------     ----------------------------------------------------------------------
Balances at October 31, 1997    400,000    $ 2,834,998      4,621,491    $   4,622      $   35,639      $3,935,397      $3,975,658
                               ------------------------     ----------------------------------------------------------------------
                               ------------------------     ----------------------------------------------------------------------



                               SEE ACCOMPANYING NOTES.

                            GAMETECH INTERNATIONAL, INC.
                              STATEMENTS OF CASH FLOWS


                                                   YEARS ENDED OCTOBER 31,
                                          -------------------------------------
                                              1995         1996         1997
                                          -------------------------------------

 CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income                               $  592,322   $  804,732   $ 2,861,058
 Adjustments to reconcile net income to
  net cash provided by operating
  activities:
    Depreciation and amortization            282,433      599,458     1,428,571
    Accrued interest payable to officers     195,890      164,363       189,839
    Deferred income taxes                    109,207       46,000        16,880
    Equity in net loss of affiliate                -            -       178,815

 Changes in operating assets
  and liabilities:
    Accounts receivable, net                (177,469)    (301,642)     (604,752)
    Deposits                                (258,200)     (18,422)      168,580
    Prepaid expenses and other current
      assets                                 (37,041)       9,853       (16,130)
    Accounts payable
    Accrued payroll and related              261,433     (232,008)      350,240
      obligations                             35,950      114,323       174,443
    Other accrued liabilities                 20,329       (3,359)      200,219
    Income taxes payable                      28,907      105,309        32,318
                                          -------------------------------------

 Net cash provided by operating
  activities                               1,053,761    1,288,607     4,980,081

 CASH FLOWS FROM INVESTING ACTIVITIES:
 Capital expenditures for bingo units,
  furniture and equipment                 (1,251,001)  (2,965,612)   (6,057,574)
 Investment in and advances to affiliate           -            -      (705,180)
 Change in other assets                            -            -      (156,326)
 Capitalized software development costs            -     (122,235)      (74,581)
                                          -------------------------------------

 Net cash used in investing activities    (1,251,001)  (3,087,847)   (6,993,661)

 CASH FLOWS FROM FINANCING ACTIVITIES:
 Proceeds from short-term borrowings from
  bank                                        14,200    2,360,493     3,330,000
 Payments on short-term notes payable and
  borrowings from bank                      (132,222)    (507,900)   (2,050,000)
 Proceeds from borrowings on convertible
  notes payable to officers                  339,967      100,000             -
 Payments on convertible notes payable to
  officers                                  (114,405)     (24,978)            -
 Proceeds from issuance of long-term debt          -            -       403,207
 Payments on long-term debt                        -            -      (758,819)
 Payment for repurchase of common stock
  and cancellation of a note payable to
  an officer                                       -            -      (250,000)
 Proceeds from sale of redeemable
  convertible preferred stock                      -            -     2,834,998
 Proceeds from sales of common stock         101,600          717         9,579
 Deferred offering costs                           -            -      (651,980)
                                          -------------------------------------

 Net cash provided by financing
  activities                                 209,140    1,928,332     2,866,985
                                          -------------------------------------
 Net increase in cash and equivalents         11,900      129,092       853,405

 Cash and equivalents at beginning
  of year                                     25,127       37,027       166,119
                                          -------------------------------------

 Cash and equivalents at end of year      $   37,027   $  166,119   $ 1,019,524
                                          -------------------------------------
                                          -------------------------------------

 Supplemental disclosure of cash flow
 information:
    Cash paid for interest                $        -   $  109,000   $   275,000
    Cash paid for income taxes            $  140,000   $  410,000   $ 1,831,000

 Supplemental schedule of non-cash
  transactions:
    Conversion of convertible notes
     payable to common stock              $  461,375   $        -   $    26,500


                               SEE ACCOMPANYING NOTES.

                             GAMETECH INTERNATIONAL, INC.
                            NOTES TO FINANCIAL STATEMENTS


1. BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

DESCRIPTION OF BUSINESS

     GameTech International, Inc. (the "Company") was incorporated in Delaware on April 18, 1994. The Company manufactures and leases electronic bingo units under long-term or month-to-month arrangements. The Company's fiscal year ends on October 31.

USE OF ESTIMATES

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

BINGO UNITS, FURNITURE AND EQUIPMENT

     Bingo units, furniture and equipment are stated at cost and depreciated using the straight-line method over the estimated useful lives of the assets.

     The estimated useful lives are as follows:

     Bingo units                        -    5 years
     Office furniture and equipment     -    5-7 years
     Leasehold improvements             -    5 years

SUPPLIER

     Certain of the Company's bingo units are purchased from only one supplier. Any interruption in this supply source could impact the Company's ability to meet customer demand and in turn adversely affect future operating results.

INTANGIBLES

     The excess of cost over fair value of net assets of businesses acquired is amortized on a straight-line basis over seven years. Also included in intangibles, is capitalized software development costs of approximately $122,000 and $197,000 at October 31, 1996 and 1997, respectively, which are being amortized on a straight-line basis over three years beginning when the developed products were available for general release. Amortization of capitalized software development costs during the year ended October 31, 1997 amounted to approximately $43,000 (none previously).

                             GAMETECH INTERNATIONAL, INC.
                            NOTES TO FINANCIAL STATEMENTS


INVESTMENT IN JOINT VENTURE

     The Company has a 50% interest in The Satellite Bingo Network, LLC. ("TSBN") which is accounted for using the equity method. TSBN was formed on April 8, 1997. The Company's initial investment in TSBN was $50,000. The Company has recorded through October 31, 1997, approximately $179,000 as their share of TSBN's operating losses which represents 50% of the first $100,000 in losses and 100% of the losses in excess of $100,000. The Company to-date has funded the operating losses of TSBN and consequently will record 100% of TSBN's future operating losses, if any. In addition, through October 31, 1997, the Company had advanced TSBN approximately $655,000 to fund its planning and development costs and the purchase of fixed assets.

LONG-LIVED ASSETS

     The Company has adopted the provisions of the Financial Accounting Standards Board Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of ("SFAS 121"). SFAS 121 requires impairment losses to be recognized for long-lived assets and identifiable intangibles used in operations when indicators of impairment are present and the estimated undiscounted cash flows are not sufficient to recover the assets' carrying amount. The impairment loss is measured by comparing the fair value of the asset to its carrying amount. The excess of cost over fair value of net assets of businesses acquired is included in impairment evaluations when events or circumstances exist that indicate the carrying amount of the acquired assets may not be recoverable.

FINANCIAL INSTRUMENTS

     The carrying values of the Company's short-term borrowings from banks (Note 3), long-term debt (Notes 3 and 7) and convertible notes payable to officers (Note 4) approximate their fair values at October 31, 1996 and 1997, based on current incremental borrowing rates for similar types of borrowing arrangements.

REVENUE RECOGNITION, SIGNIFICANT CUSTOMERS AND CONCENTRATIONS OF CREDIT RISK

     Revenues are based on either a percentage of gaming revenues earned per bingo unit at customer locations or a fixed rate per bingo session as defined in the contract.

     The Company's customer base currently consists of bingo halls on tribal Indian lands and charity bingo operations located throughout the United States. The Company generally does not require collateral. Management believes that adequate allowances for credit losses have been provided.

     During the year ended October 31, 1995, two customers comprised 21% and 17% of total revenues. During the years ended October 31, 1996 and 1997 no single customer comprised more than 10% of total revenues.

                             GAMETECH INTERNATIONAL, INC.
                            NOTES TO FINANCIAL STATEMENTS


ADVERTISING COSTS

     Advertising costs are expensed as incurred. Advertising costs during the years ended October 31, 1995, 1996 and 1997 were not material.

ACCOUNTING FOR STOCK BASED COMPENSATION

     The Company accounts for its stock options (Note 7) in accordance with the provisions of the Accounting Principles Board's Opinion No. 25 (APB 25), "Accounting for Stock Issued to Employees." Under APB 25, because the exercise price of the Company's employee stock options generally equal the fair value of the underlying stock on the date of grant, no compensation expense is recognized. Pro forma information regarding net income and net income per share is required by Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation," (SFAS No. 123), which also requires that the information be determined as if the Company had accounted for its employee stock options granted subsequent to October 31, 1995 under the fair value method of SFAS No. 123. The fair value of these options were estimated at the date of grant using the Minimum Value Method with a risk-free interest rate of 6% for both 1996 and 1997. The weighted average expected life of the options was approximately four and three years in 1996 and 1997, respectively. The Minimum Value Method of calculating an options fair value is available to the Company since, during the years ended October 31, 1996 and 1997, the Company was not public. For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the vesting period of the options. The effect of applying SFAS No. 123 Minimum Value Method to the Company's employee stock option grants results in pro forma net income and net income per share that are not materially different from amounts reported. Because SFAS No. 123 is applicable only to options granted subsequent to October 31, 1995, its pro forma effect will not be fully realized until 1999.

NET INCOME PER SHARE OF COMMON STOCK

     The Company's net income per share is based upon the weighted average number of shares of common stock outstanding including dilutive common equivalent shares from stock options using the treasury stock method. In addition, the number of shares used in the calculation of fully diluted net income per share also includes the weighted average common equivalent shares outstanding as if the convertible notes payable to officers were converted to common stock on their original dates of issue after giving effect to the elimination of interest expense. Pursuant to SAB No. 83, shares of common stock issued, and shares issuable from stock options granted by the Company, during the twelve months immediately preceding the Company's assumed initial public offering date at prices below the assumed initial public offering price (using the treasury stock method and the assumed initial public offering price of $12.00 per share), have been included in the number of shares used in the calculation of historical net income per share as if they were outstanding for all years presented. Furthermore, pursuant to SEC staff policy, common equivalent shares from convertible preferred stock that was automatically converted upon the completion of the Company's initial public offering are included (using the if-converted method) from the original date of issuance.

                             GAMETECH INTERNATIONAL, INC.
                            NOTES TO FINANCIAL STATEMENTS


     In February 1997, the Financial Accounting Standards Board issued Statement No. 128, "Earnings Per Share," which is required for both interim and annual periods ending after December 15, 1997. At that time, the Company will be required to change the method currently used to compute earnings per share and to restate all prior periods. Under the new requirements for calculating primary earnings per share, the dilutive effect of stock options will be excluded. The impact of Statement No. 128 on the calculation of primary and fully diluted earnings per share is not expected to be material.

SUPPLEMENTARY NET INCOME PER SHARE DATA

     In connection with the Company's initial public offering (Note 7), the Company used a portion of the net proceeds to repay short-term borrowings from banks and long-term debt. In addition, in November 1997, the convertible notes payable to officers were converted into shares of common stock (Note 4). The following reflects supplementary net income per share data as if the transactions as described occurred on November 1, 1996, and the shares used in the calculation of supplementary net income per share reflect only the increase in the number of shares necessary on a net proceeds of offering basis to repay the short-term borrowings and long-term debt:

                                                        YEAR ENDED
                                                        OCTOBER 31,
                                                           1997
                                                       ------------
     Supplementary primary net income                  $  3,143,069
                                                       ------------
                                                       ------------
     Supplementary primary net income per share        $        .40
                                                       ------------
                                                       ------------
     Shares used in the calculation of supplementary
      primary net income per share                        7,888,516
                                                       ------------
                                                       ------------

STATEMENT OF CASH FLOWS

     For purposes of the statement of cash flows, the Company considers highly liquid investments with original maturities of three months or less to be cash equivalents.


RECLASSIFICATIONS

     Certain reclassifications have been made to the 1995 and 1996 financial statements to conform to the 1997 presentation.

                             GAMETECH INTERNATIONAL, INC.
                            NOTES TO FINANCIAL STATEMENTS


2. BINGO UNITS, FURNITURE AND EQUIPMENT

     Bingo units, furniture and equipment consist of the following:

                                                            OCTOBER 31,
                                                         1996         1997
                                                    -------------------------
     Installed bingo units                          $ 4,128,640   $ 8,324,179
     Bingo units on-hand                                490,860     1,791,959
     Raw materials and bingo units in-progress          164,141       534,563
     Office furniture and equipment                     278,835       446,636
     Leasehold improvements                              40,017        62,730
                                                    -------------------------
                                                      5,102,493    11,160,067
     Less accumulated depreciation and amortization     808,156     2,135,180
                                                    -------------------------

                                                    $ 4,294,337   $ 9,024,887
                                                    -------------------------
                                                    -------------------------

     "Bingo units on-hand" are transferred to "Installed bingo units" when installed at a customer location, at which time a provision for depreciation is applied.

     Depreciation expense during the years ended October 31, 1995, 1996 and 1997 amounted to approximately $224,000, $541,000, and $1,327,000, respectively.

3. CREDIT AGREEMENTS

     On April 11, 1997, the Company obtained a revolving line-of-credit (the "Line") and a $3,000,000 term loan (the "Term Loan") from a bank. The maximum amount available under the terms of the Line is $3,000,000 and borrowings bear interest based on the prime rate plus .5% or LIBOR plus 2.5% at the Company's option. Interest is payable monthly and the Line expires on April 11, 1998. The Term Loan bears interest at a fixed rate of 8.9%, due in equal monthly installments of principal and interest through the maturity date of April 11, 2000 and it includes provisions for pre-payment penalties. The Term Loan was used to pay-off amounts outstanding under a previous credit agreement totaling approximately $2.6 million. Both the Line and the Term Loan are secured by substantially all of the Company's assets. The Line and the Term Loan contain certain restrictive covenants, which among other things require that specified financial balances and ratios be maintained, restricts the payment of dividends and prohibit the incurrence of additional indebtedness. At October 31, 1997, $550,000 was outstanding under the Line at an interest rate of 9.0% and $2,553,681 was outstanding under the Term Loan.

     In connection with the Company's initial public offering (Note 7), the Company used a portion of the net proceeds to pay-off amounts outstanding under the Term Loan and pay-down amounts outstanding under the Line.

                             GAMETECH INTERNATIONAL, INC.
                            NOTES TO FINANCIAL STATEMENTS


4. CONVERTIBLE NOTES PAYABLE TO OFFICERS

     Convertible notes payable to officers are unsecured borrowings bearing interest at prime plus 4.25% (aggregating 12.75% at October 31, 1997). Principal and interest of $1,526,001 are due in February 1999. Unpaid principal and interest are convertible into the Company's common stock at the lesser of $1.00 per share or the lowest price offered to any individual or investor group. Interest expense recorded on notes payable to officers amounted to approximately $198,000, $164,000 and $190,000 during the years ended October 31, 1995, 1996 and 1997, respectively. Included along with the principal amount of convertible notes payable to officers on the accompanying balance sheets is accrued interest of approximately $276,000 (current portion of $45,000) and $421,000 (no current portion) at October 31, 1996 and 1997, respectively.

     As required under the terms of the Term Loan (Note 3) no principal payments may be made on certain of the convertible notes payable to officers (approximately $905,000 principal amount outstanding at October 31, 1997) until all amounts payable under the Term Loan have been paid in full.

     In November 1997, the officers converted the principal amounts of their convertible notes payable plus accrued interest (aggregating $1,539,351) into 1,539,351 shares of common stock.

5. COMMITMENTS AND CONTINGENCIES

LEASES

     The Company leases administrative and manufacturing facilities under non-cancelable operating leases. Rent expense during the years ended October 31, 1995, 1996 and 1997 amounted to approximately $32,000, $89,000 and $118,000, respectively.

     Future minimum lease payments under these leases, by year, as of October 31, 1997 are as follows:

          1998                                    $  81,000
          1999                                       67,000
          2000                                       55,000
          2001                                       43,000
                                                  ---------

                                                  $ 246,000
                                                  ---------
                                                  ---------

     In addition to the above, the Company has guaranteed certain operating leases of TSBN (Note 1) with monthly rental commitments aggregating approximately $3,000 through May 2002.

LITIGATION

     In November 1996, a patent infringement action and demand for jury trial was commenced against the Company and five other defendants by FortuNet, Inc. in the U.S. District Court, Southern District of California. The other defendants were Advanced Gaming

                             GAMETECH INTERNATIONAL, INC.
                            NOTES TO FINANCIAL STATEMENTS


Technology, Inc., American Video Systems, FortuNet Canada, Inc., Network Gaming, Inc. (f/k/a/ Artificial Intelligence), and Multimedia Games, Inc. The complaint alleges that the Company, among others, has infringed, actively induced or contributed to the infringement of U.S. Patent No. 4,624,462 (the "462 Patent") by making, using and selling, among other acts, electronic bingo devices that allegedly infringe upon at least one claim of the '462 Patent. The '462 Patent was issued in 1986 and will expire in 2001 and is allegedly infringed by the Company's fixed-base bingo units. The plaintiff seeks a preliminary and permanent injunction prohibiting the Company from infringement of the '462 Patent, as well as actual damages, enhanced (treble) damages, attorneys' fees and any other costs. The Company, in July 1997, won its motion for transfer and severance in this action. The court has set a pre-trial conference date of February 22, 1999 at which time a trial date will be chosen.

     In March 1996, a patent infringement action and demand for jury trial was commenced against the Company by Bingo Technology Corporation, Inc. (formerly Bingo Card Minder Corporation), in the U.S. District Court, Northern District of California. The complaint alleges that the Company has infringed, actively induced or contributed to the infringement of U.S. Patent No. 4,378,940 (the "940 Patent") by making, using and selling, among other acts, electronic bingo devices that allegedly infringe upon at least one claim of the '940 Patent. The '940 Patent was issued in 1983 and will expire in 2000 and is allegedly infringed by the Company's hand-held bingo units. The plaintiff seeks a preliminary and permanent injunction prohibiting the Company from infringement of the '940 Patent, as well as actual damages, enhanced (treble) damages, attorneys' fees and costs. A trial date has been set for December 7, 1998.

     The Company believes that its products do not infringe any valid claim of either the '462 Patent or the '940 Patent and intends to continue to defend against both actions vigorously. However, both actions are in the early stages of litigation, and there can be no assurance that favorable outcomes will be obtained or that if either or both actions are resolved in favor of the plaintiffs, such results would not have a material adverse impact on the Company's financial position, results of operations or cash flows.

     In October 1997, two actions were commenced against the Company by Apex Wholesale, Inc. ("Apex") in the U.S. District Court for the Southern District of California. The Company formerly purchased its hand-held units manufactured by Tidalpower through Apex but terminated such arrangement in September 1996 and now purchases hand-held units directly from Tidalpower. The defendants (in addition to the Company) were Tidalpower, Green Dollars Industrial Ltd. (a foreign corporation), Vern D. Blanchard, Richard T. Fedor, Clarence H. Thiesen, Leo Lee (a foreign national), Doris Tsao (a foreign national), and Morgan Chen (a foreign national). In one action, Apex is asserting copyright infringement, breach of contract, breach of fiduciary duty, interference with contract and prospective economic advantage, and trade secret claims on GameTech's hand-held bingo units. The complaint alleges that the Company breached various oral agreements with Apex and then misappropriated, developed and marketed hand-held bingo units which allegedly were developed through a cooperative effort of Apex, Vern D. Blanchard, and Jeff Rogers (an individual). Apex seeks general damages, injunctive relief, exemplary and punitive damages, attorney's fees, and any other costs the court

                             GAMETECH INTERNATIONAL, INC.
                            NOTES TO FINANCIAL STATEMENTS


deems proper. The Company has filed two motions to dismiss for lack of subject matter jurisdiction and failure to state a claim. Both of these motions are scheduled to be held on March 16, 1998.

     In the second action, Apex seeks to avoid an alleged fraudulent transfer. Apex alleges that the Company, as well as Tidalpower, Green Dollars Industrial Ltd., Leo Lee, Doris Tsao, and Morgan Chen conspired to avoid a default judgment entered in favor of Apex against Green Dollars Industrial Ltd. Apex seeks general damages in the amount of $400,400, special damages totaling $35,000, exemplary or punitive damages in the sum of $1,201,200, prejudgment interest, costs of suit and any other relief the court finds proper. The Company has filed two motions to dismiss for failure to state a claim and failure to join a necessary party. Both of these motions are scheduled to be heard on March 16, 1998. On January 21, 1998, Apex filed a motion for writ of attachment in the alleged fraudulent transfer action, seeking to attach $400,400 of the Company's assets arising out of a writ of attachment directed against the property of a third party, Green Dollars Industrial, Ltd. in an earlier proceeding.

     The Company intends to vigorously defend itself against the Apex actions. These actions are in the early stages of litigation and there can be no assurance that favorable outcomes will be obtained or that if the actions are resolved in favor of the plaintiff, such results would not have a material adverse impact on the Company's financial position, results of operations or cash flows.

     On December 1, 1997, a cross-complaint for breach of contract and declaratory relief was brought against the Company, Richard T. Fedor and Gary R. Held by Diamond Game Enterprises ("Diamond") in the Superior Court of the State of California, Los Angeles County. The cross-complaint is a response to a complaint for recovery of money, for money had, and money received, and breach of contract brought by Richard T. Fedor on September 30, 1997 against Diamond. Mr. Fedor alleges that Diamond breached the terms of an oral agreement pursuant to which Mr. Fedor loaned $300,000 to Diamond. In its cross-complaint, Diamond alleges that the Company breached the terms of an oral contract by failing to pay a $671,000 balance allegedly owed under an oral purchase agreement for 134 pull-tab dispensers which were to be manufactured by Diamond.

     The actions are in the early stages of litigation and there can be no assurance that favorable outcomes will be obtained or that if the actions are resolved in favor of Diamond, such results would not have a material adverse impact on the Company's financial position, results of operations or cash flows. All activities in relation to both the cross-complaint and complaint have been stayed by the mutual agreement of the parties until February 27, 1998 so that ongoing settlement discussions may continue.

     In addition, in the normal course of business, the Company may be named as defendant or co-defendant in lawsuits involving primarily claims for damages. The Company's management believes that any such pending lawsuits will not have a material adverse impact on the Company's financial position, results of operations or cash flows.

                             GAMETECH INTERNATIONAL, INC.
                            NOTES TO FINANCIAL STATEMENTS


6. REDEEMABLE CONVERTIBLE PREFERRED STOCK

     In September 1997, the Company received proceeds of approximately $2,835,000 (net of issuance costs of approximately $165,000) from the sale of 400,000 shares of redeemable convertible preferred stock (the "Preferred Stock"). Each share of Preferred Stock is convertible, at the holder's option, into common stock on a one-for-one basis subject to certain antidilution adjustments. Each share shall automatically be converted into common stock immediately upon the closing of a registered public offering of the Company's common stock with aggregate proceeds to the Company of at least $20,000,000 (Note 7). The preferred stockholders are entitled to one vote for each share of common stock into which such shares can be converted.

     The preferred stockholders are also entitled to liquidation preferences equal to the initial purchase price per share ($7.50) plus any declared and unpaid dividends. In addition, at any time after December 31, 2001, the Company shall, upon the request of the holders of a majority of the Preferred Stock then outstanding, redeem the Preferred Stock at the liquidation preference for cash.

     Concurrent with the completion of the Company's initial public offering (Note 7), the Preferred Stock was automatically converted into 400,000 shares of its common stock.

7. STOCKHOLDERS' EQUITY

COMMON STOCK

     During fiscal 1995, the Company issued 2,260,000 shares of common stock which included provisions that the shares would be subject to repurchase by the Company at the original purchase price over specified periods in the event that the stockholder no longer participated in the management of the Company. At October 31, 1997 no shares were any longer subject to repurchase by the Company.

     Of the 35,378,509 shares of common stock authorized but unissued at October 31, 1997, the following shares were reserved for issuance:

     Stock options                                     2,255,384
     Convertible notes payable to officers             1,526,001
     Redeemable convertible preferred stock              400,000
                                                     -----------
                                                       4,181,385
                                                     -----------
                                                     -----------

STOCK OPTIONS

     In August 1997, the Company's Board of Directors adopted a stock option plan under which all officers, employees, directors and consultants may participate (the "1997 Plan"). Options granted under the 1997 Plan may either be incentive stock options ("ISO's") or non-qualified stock options ("NSO's") and they will generally have a term of 10 years from the date of grant and will vest over periods determined at the date of grant. The exercise prices of the

                             GAMETECH INTERNATIONAL, INC.
                            NOTES TO FINANCIAL STATEMENTS


ISO's will be at 100% or 110% of the fair market value of the Company's common stock on the date of grant as provided for in the 1997 Plan. The exercise prices of the NSO's are determined by the board of directors. In connection with the adoption of the 1997 Plan, the board of directors approved the reservation of 2,000,000 shares of common stock for issuance under the 1997 Plan and included options granted during the twelve months immediately preceding the adoption of the 1997 Plan as grants thereunder. At October 31, 1997, options to purchase 905,250 of common stock were exercisable at exercise prices ranging from $.16 to $1.10 per share under the 1997 Plan. In addition, at October 31, 1997, 808,000 of common stock were available for future grants under the 1997 Plan.

     The Company also had options outstanding at October 31, 1997, to purchase 255,384 shares of common stock at exercise prices ranging from $.01 to $.16 per share that were granted prior to the adoption of, and not considered grants under the 1997 Plan. Of these options 27,500 were exercisable at October 31, 1997, at exercise prices ranging from $.01 to $.16 per share.

     A summary of the Company's stock option activity, and related information during the years ended October 31, 1996 and 1997 is presented below:

                                             YEARS ENDED OCTOBER 31,
                                          1996                     1997
                                  --------------------------------------------
                                               WEIGHTED              WEIGHTED
                                   NUMBER OF   AVERAGE   NUMBER OF   AVERAGE
                                     SHARES    EXERCISE   SHARES     EXERCISE
                                   (OPTIONS)    PRICE    (OPTIONS)    PRICE
                                  --------------------------------------------

Outstanding at beginning of year   675,000     $  .01     678,300     $  .02
Granted                             75,000     $  .09   1,182,000     $ 1.02
Forfeited                                -     $    -      (5,000)    $  .01
Exercised                          (71,700)    $  .01    (407,916)    $  .01
                                  --------             ----------
Outstanding at end of year         678,300     $  .02   1,447,384     $  .84
                                  --------------------------------------------
                                  --------------------------------------------
Exercisable at end of year         240,000     $  .02     932,750     $  .99
                                  --------------------------------------------
                                  --------------------------------------------
Weighted average fair value of
 options granted during the year          $.16                   $1.00
                                         ------                 -------
                                         ------                 -------

                             GAMETECH INTERNATIONAL, INC.
                            NOTES TO FINANCIAL STATEMENTS


The following table summarizes information about stock options outstanding at October 31, 1997:


                            Options Outstanding            Options Exercisable
                   -----------------------------------  ------------------------
                                 Weighted-
                                  Average    Weighted-                Weighted-
                                 Remaining    Average                  Average
     Range of                   Contractual  Exercise                 Exercise
  Exercise Prices     Number       Life       Price      Number        Price
  ---------------  -----------  ----------  ----------  ---------     ----------

      $.01           225,384        7.2     $  .01        12,500        $  .01
      $.16            40,000        8.7     $  .16        21,250        $  .16
   $1.00-$1.10     1,182,000        5.8     $ 1.02       899,000        $ 1.03
                   -----------                          ---------

                   1,447,384                $  .84       932,750        $  .99
                   -----------                          ---------
                   -----------                          ---------

The range of exercise prices of stock options outstanding and their weighted average remaining contractual life at October 31, 1997, were $.01 to $1.10 per share and 6.1 years, respectively.

STOCK REPURCHASE AGREEMENT

     On November 22, 1996, the Company entered into an agreement with one of its stockholders to repurchase 1,000,000 shares of the Company's common stock (the "Agreement"). Of the 1,000,000 shares repurchased, 250,000 were subject to repurchase under the terms of the original purchase agreement. The shares repurchased by the Company have been canceled. The Agreement provided for the Company to pay a total of $875,000 for the stock and forgiveness of a note and accrued interest payable to the stockholder totaling approximately $168,000 (the "Payment"). The Payment was comprised of a cash payment of $250,000 and issuance of a new note payable in the principal amount of $625,000 (the "Note"). The Note bears interest at 5.65% and is payable in four semi-annual installments of $156,250 plus accrued interest beginning March 1, 1997. At October 31, 1997, $312,500 was outstanding under the Note. The Agreement limits the amount of any prepayments on certain convertible notes payable to officers (Note 4) while there are any amounts owing under the Agreement. Subsequent to October 31, 1997 the Company paid-off all amounts outstanding under the Agreement.

INITIAL PUBLIC OFFERING

     On December 1, 1997, the Company completed an initial public offering of 3,710,000 shares of its common stock, including 440,000 shares offered by certain stockholders of the Company, at a price of $11.00 per share. Such offering resulted in cash proceeds to the Company, net of underwriting discounts and offering expenses of approximately $32,500,000.

                             GAMETECH INTERNATIONAL, INC.
                            NOTES TO FINANCIAL STATEMENTS


8. INCOME TAXES

     The income tax provisions consist of the following:

                                        YEARS ENDED OCTOBER 31,
                         ----------------------------------------------------
                                 1995             1996             1997
                         ----------------------------------------------------
      Current:
       Federal             $    137,143      $   431,092     $   1,530,226
       State                     31,764           82,125           332,894

      Deferred:
       Federal                   90,562           34,472            14,774
       State                     18,645           11,528             2,106
                         ----------------------------------------------------

                           $    278,114      $   559,217     $   1,880,000
                         ----------------------------------------------------
                         ----------------------------------------------------

     The 1995 income tax provision is net of an operating loss carryforward utilization of approximately $170,000.

     The significant components of the Company's deferred income tax assets and liabilities at October 31, 1996 and 1997 are as follows:

                                                         1997
                                                CURRENT         NON-CURRENT
                                             ---------------------------------
 Deferred income tax assets:
   Accounts receivable reserves                $   66,931        $         -
   Amortization                                         -             60,310
   Accrued expenses                                58,630                  -
   Vacation accrual                                51,250                  -
   Others                                          19,514                  -
                                             ---------------------------------
 Total deferred income tax assets                 196,325             60,310

 Deferred income tax liability:
   Depreciation                                         -           (428,722)
                                             ---------------------------------

 Net deferred income tax asset (liability)     $  196,325        $  (368,412)
                                             ---------------------------------
                                             ---------------------------------

                             GAMETECH INTERNATIONAL, INC.
                           NOTES TO CONSOLIDATED STATEMENTS



                                                           1996
                                                  CURRENT       NON-CURRENT
                                                ----------------------------
Deferred income tax assets:
  Accounts receivable reserves                   $  37,122       $        -
  Amortization                                           -           29,841
  Vacation accrual                                  20,500                -
  Others                                            26,030                -
                                                ----------------------------
Total deferred income tax assets                    83,652           29,841

Deferred income tax liability:
  Depreciation                                           -         (268,700)
                                                ----------------------------

Net deferred income tax asset (liability)        $  83,652       $ (238,859)
                                                ----------------------------
                                                ----------------------------


     The differences between the Company's provision for income taxes as presented in the accompanying statements of operations and provision for income taxes computed at the federal statutory rate is comprised of the items shown in the following table as a percentage of pre-tax earnings:

                                                  YEARS ENDED OCTOBER 31,
                                                ---------------------------
                                                 1995       1996      1997
                                                ---------------------------

Income tax provision at the statutory rate       34.0%      34.0%     34.0%

State income taxes, net of federal benefit        6.0%       7.0%      4.7

Net operating loss benefit                       (8.0)%      -         -

Other, net                                        -          -         1.0
                                                ---------------------------

                                                 32.0%      41.0%     39.7%
                                                ---------------------------
                                                ---------------------------

                            GAMETECH INTERNATIONAL, INC.

                  SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

                    YEARS ENDED OCTOBER 31, 1995, 1996 AND 1997




                                                              ADDITIONS            DEDUCTIONS
                                                      -------------------------
                                        BALANCE AT     CHARGED TO    CHARGED TO   (WRITE-OFFS,    BALANCE
                                        BEGINNING       COSTS AND      OTHER          NET OF       AT END
        DESCRIPTION                     OF PERIOD       EXPENSES      ACCOUNTS     COLLECTIONS)   OF PERIOD
-----------------------------------    -----------    ------------  ------------  -------------  -----------
Year ended October 31, 1995:
 Deducted from asset accounts:
  Allowance for doubtful accounts      $       -      $   24,426      $     -      $        -    $   24,426

Year ended October 31, 1996:
 Deducted from asset accounts:
  Allowance for doubtful accounts      $  24,426      $   78,196      $     -      $   (1,080)   $  101,542

Year ended October 31, 1997:
 Deducted from asset accounts:
  Allowance for doubtful accounts      $ 101,542      $  215,600      $     -      $ (153,295)   $  163,847


                                  SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                             GAMETECH INTERNATIONAL, INC.


                                             By: /s/ CLARENCE H. THIESEN
                                                 -----------------------
                                                 Clarence H. Thiesen


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

     SIGNATURE                      TITLE                                  DATE

/s/ RICHARD T. FEDOR
-------------------------     Chairman of the Board, Chief             January 29, 1998
Richard T. Fedor              Executive Officer and Director


/s/ CLARENCE H. THIESEN
--------------------------    Chief Financial Officer and Director      January 29, 1998
Clarence H. Thiesen


/s/ GARY R. HELD
--------------------------    Vice President--Sales & Marketing         January 29, 1998
Gary R. Held                  and Director


/s/ JOHN J. PAULSON
--------------------------    Treasurer                                 January 29, 1998
John J. Paulson

                                 EXHIBIT INDEX

EXHIBIT
NUMBER

3.1       Certificate of Incorporation of the Company, as amended (1)

3.2       Amended and Restated Bylaws of the Company (1)

4.1       GameTech International, Inc. Incentive Stock Plan (1)

4.2       Specimen Common Stock certificate (1)

10.1      GameTech International, Inc. Incentive Stock Plan (1)

10.2      Lease Agreement between Russ Jeter and GameTech International,
          Inc. (1)

10.3      Lease Agreement between Russ Jeter and TSBN, LLC (1)

10.4      Lease Agreement between North Point Associates Limited
          Partnership and GameTech International, Inc. (1)

10.5 Joint Venture and Limited Liability Company Agreement by and between GameTech International, Inc. and the Satellite Bingo Network (1)

10.6 Distribution Agreement between GameTech International, Inc. and Trend Gaming Systems (1)

10.7 Distribution Agreement between M&M Operators and GameTech International, Inc. (1)

10.8 Revolving Line of Credit Note of GameTech International, Inc. dated April 11, 1997 in the principal amount of $3,000,000 payable to Wells Fargo Bank, N.A. (1)

10.9      Form of Video Bingo System Placement Agreement (1)

10.10 Sublease Agreement between Trend Gaming Systems, LLC and GameTech International, Inc. (1)

10.11 Amended Employment Agreement between GameTech International, Inc. and Richard T. Fedor (1)

10.12 Amended Employment Agreement between GameTech International, Inc. and Clarence H. Thiesen (1)

10.13 Amended Employment Agreement between GameTech International, Inc. and Gary R. Held (1)

10.14 Amended Employment Agreement between GameTech International, Inc. and Conrad J. Granito (1)

11.1      Statement re Computation of Earnings Per Share (2)


27.1      Financial Data Schedule (2)

---------------------

(1) Incorporated Herein by Reference to Registration Statement No. 333-34967

(2) Filed with this Report