Form 10-K/A
period 1997-10-31
GAMETECH INTERNATIONAL INC
filed 1998-03-02
CIK 1045014

                                    UNITED STATES
                          SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, D.C. 20549

                                    FORM 10-K/A

                      FOR ANNUAL AND TRANSITION REPORTS PURSUANT
            TO SECTIONS 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

(Mark One)
[X]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
        ACT OF 1934 FOR THE FISCAL YEAR ENDED OCTOBER 31, 1997

                                          OR

[ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
        EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD
                          FROM ___________ TO ______________

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

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

      Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

      As of January 21, 1998, the aggregate market value of common stock held by non-affiliates of the registrant, based upon the last reported sale price for the registrant's Common Stock on the Nasdaq National Market on such date, was $31,336,210.

      The number of shares of the registrant's Common Stock outstanding as of January 21, 1998 was 9,829,592.


                               [cover page 1 of 1 page]

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

      The Company's directors and executive officers are as follows:

Name                    Age  Position
Richard T. Fedor        52   Chairman of the Board and Chief Executive Officer
Clarence H. Thiesen     66   Chief Financial Officer and Director
Gary R. Held            44   Vice President--Sales & Marketing and Director
Conrad J. Granito, Jr.  39   President and Chief Operating Officer
John J. Paulson         43   Treasurer
Paul M. Wehrs           47   Vice President--Operations
Andrejs K. Bunkse       29   General Counsel--Corporate Secretary

      RICHARD T. FEDOR is a co-founder of GameTech and has held the positions of Chairman of the Board and CEO since 1994. Mr. Fedor was also the Company's President from 1994 until August 1, 1997. From 1991 to 1994, Mr. Fedor's occupation was that of a private investor. Previously, Mr. Fedor was President of ZYGO Corporation, a manufacturer of high performance, laser-based electro-optical measuring instruments, from 1987 to 1991. From 1985 to 1987, Mr. Fedor held the position of Operations Vice President at International Game Technology ("IGT"). Mr. Fedor has also held various senior management positions at Hewlett Packard and GTE.

      CLARENCE H. THIESEN is a co-founder of GameTech and has held the position of Chief Financial Officer since 1994. Prior to his employment with GameTech, Mr. Thiesen was a financial consultant from 1992 to 1994. From 1988 to 1992, Mr. Thiesen was Vice President of ZYGO Corporation, where he focused on sourcing in the Far East and assisted in restructuring the company. From 1986 to 1988, Mr. Thiesen was the President of Keno Computer Systems, Reno, Nevada. From 1981 to 1986, Mr. Thiesen was the Vice President of Finance at IGT, where he specialized in acquisitions, the installation of new accounting, budgeting and forecasting systems and financial public relations.

      GARY R. HELD is a co-founder of GameTech and has held the position of Vice President--Sales & Marketing since 1994. Mr. Held has over nine years of experience in the bingo industry. Prior to his employment with GameTech, Mr. Held was Vice President--Sales and Marketing at Advanced Gaming Technology, Inc. from November 1993 until 1994. Mr. Held was the General Manager of Bingo Operations and Promotions & Marketing Director at the Barona Casino in San Diego, California from 1992 to November 1993. During 1991, Mr. Held was involved in management at the Treasure Island Casino in Red Wing, Minnesota.
Mr. Held was previously Vice President of Sales at FortuNet, Inc., one of the first companies to develop electronic bingo units. Mr. Held also has experience at Bingo West, the largest bingo distributor in the western United States, where he was responsible for sales to charity and Indian bingo halls.

      CONRAD J. GRANITO, JR. has been a consultant for GameTech since March
1997 and joined the Company in August 1997 as President and Chief Operating Officer. From 1993 to July 1997, Mr. Granito was the General Manager of the Isleta Gaming Palace in Albuquerque, New Mexico, a Class III gaming operation, which is owned and operated by the Pueblo of Isleta Tribe. From 1990 to 1993, Mr. Granito was the Director of Gaming Operations for the Sycuan Band of Mission Indians where he supervised all gaming operations of the Sycuan Gaming Center in San Diego, California. Mr. Granito also acted as a consultant for over 20 Indian tribes across the United States regarding their gaming operations.

      JOHN J. PAULSON, a certified public accountant, joined GameTech in 1996 as the Controller and was promoted to Treasurer in July 1997. Prior to his employment with GameTech, Mr. Paulson was Chief Financial Officer at the Sycuan Gaming Center from 1991 to 1996. Mr. Paulson has also served as a Senior Manager for the national accounting and consulting firm of McGladrey & Pullen, LLP, certified public accountants, where he consulted to Indian bingo halls and casinos and provided audit and consulting services to several publicly traded corporations.

      PAUL M. WEHRS joined GameTech in April, 1997 as Vice
President--Operations. From 1989 to April 1997, Mr. Wehrs was Installation Manager at BancTec International, Inc. which developed, sold and installed check imaging systems. Mr. Wehrs previously was Vice President of Operations at Park Plaza Bank in St. Cloud, Minnesota.

      ANDREJS K. BUNKSE joined GameTech in April 1997 as General Counsel--Corporate Secretary. From 1995 to 1997, Mr. Bunkse was an associate at the law firm of Mitchell, Brisso, Delaney & Vrieze in Eureka, California. Mr. Bunkse is a graduate of Syracuse University and the Santa Clara University School of Law, is a member of the State Bar of California and the American Bar Association, and is admitted to practice before the United States District Court for the Southern District of California.

ITEM 11. EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

      The following table sets forth the compensation paid or accrued by the Company to the Chief Executive Officer and to the two other most highly compensated officers who were employed during the fiscal year ended October 31, 1997 (the three individuals are referred to herein as the "Named Executive Officers").


                                                                     Long Term Compensation
                                                                     ----------------------
                                                                              Awards
                                                                              ------
                                            Annual Compensation       Securities               All Other
                                   Fiscal   ----------------------    Underlying    Payouts   Compensation
Name and Principal Position        Year    Salary($)    Bonus($)      Options(#)     ($)       ($)(a)
---------------------------        ----    --------     --------      -----------   -------    ------
Richard T. Fedor ...............   1997    190,500       25,000        492,000        -         2,397
Chairman of the Board and
Chief Executive Officer            1996    154,000       20,000           -           -           856

Clarence H. Thiesen.............   1997    120,600       18,000        135,000        -         2,397
Chief Financial Officer and
Director                           1996    111,033       15,000           -           -           856

Gary R. Held....................   1997    156,781(b)    25,000        135,000        -         2,397
Vice President - Sales &
Marketing and Director             1996    133,798(b)    13,000            -          -           856

  (a) Amounts represent distributions to each of the Named Executive Officers under the Company's profit sharing plan for 1997 and 1996.

  (b) Includes commissions of $30,781 and $15,831 for 1997 and 1996, respectively.

OPTIONS

      The tables below sets forth certain information regarding options granted to the Named Executive Officers.

OPTION GRANTS IN FISCAL YEAR 1997

                                                                                           Potential Realizable Value at
                          Number of                                                     Assumed Annual Rates of Stock Price
                          Securities   Percent of Total                                         Appreciation for
                          Underlying  Options Granted to                                          Option Term
                           Options       Employees in       Exercise or    Expiration             -----------
         Name             Granted(#)     Fiscal Year        Base Price        Date         5% ($)              10% ($)
         ----             -------        -----------        ----------        ----         ------              ------
Richard T. Fedor......     90,909            7.7                1.10        11/01/01       127,628             161,051
                          401,091           33.9                1.00        11/01/01       511,905             645,961
Clarence H. Thiesen...    135,000           11.4                1.00        11/01/06       219,901             350,155
Gary R. Held..........     90,909            7.7                1.10        11/01/01       127,628             161,051
                           44,091            3.7                1.00        11/01/01        56,273              71,009

AGGREGATED OPTION EXERCISES IN FISCAL YEAR 1997 AND FISCAL 1997 YEAR-END OPTION VALUES

                                Shares                       Number of Securities Underlying     Value of In-the-Money
Name                          Acquired on    Value         Unexercised Options at October 31,       Options at October
----                           Exercise     Realized          1997 Exercisable/Unexercisable            31, 1997
                               --------     --------     -----------------------------------   Exercisable/Unexercisable
                                                                                               -------------------------
Richard T. Fedor.......           -            -                  492,000        -             $3,434,909       -
Clarence H. Thiesen....           -            -                  135,000        -               $945,000       -
Gary R. Held...........           -            -                  135,000        -               $935,909       -



EMPLOYMENT AGREEMENTS

      Richard T. Fedor entered into an amended employment agreement on October 1, 1997 to serve as the Chief Executive Officer of the Company. His annual salary is $200,500 and may be increased, but not decreased, at the discretion of the Board of Directors. Mr. Fedor may be awarded an annual bonus at the discretion of the Board of

Directors as described below. Mr. Fedor's employment agreement is for a term of two years, which term is automatically renewed unless his employment is terminated pursuant to the employment contract. If Mr. Fedor's employment is constructively terminated or terminated by the Company without cause, both as defined in the agreement, or if he elects to terminate his employment within twelve months of any change of control, he is entitled to receive an amount equal to two years of his base salary and immediate vesting of any long-term incentive rights including stock options. In the event of a change of control, the term of Mr. Fedor's agreement will automatically extend for two years following the effective date of the change of control. Mr. Fedor's agreement is terminable by the company for cause. The agreement provides that Mr. Fedor may not compete with the Company during the term of his employment and for a period for two years after his retirement or other termination of his employment. The agreement also provides that Mr. Fedor is entitled to participate in any long-term incentive plan for Company executives.

      Clarence H. Thiesen entered into an amended employment agreement on September 1, 1997 to serve as Chief Financial Officer of the Company. His annual salary is $130,000 and may be increased, but not decreased, at the discretion of the Board of Directors. Mr. Thiesen may be awarded an annual bonus at the discretion of the Board of Directors as described below. Mr. Thiesen's employment agreement is for a term of one year, which term is automatically renewed unless his employment is terminated pursuant to the employment contract. If Mr. Thiesen's employment is constructively terminated or terminated by the Company without cause, both as defined in the agreement, or if he elects to terminate his employment within twelve months of any change of control, he is entitled to receive an amount equal to one year of his base salary and immediate vesting of any long-term incentive rights including stock options. In the event of a change of control, the term of Mr. Thiesen's agreement will automatically extend for one year following the effective date of the change of control. Mr. Thiesen's agreement is terminable by the Company for cause. The agreement provides that Mr. Thiesen may not compete with the Company during the term of his employment and for a period of one year after his retirement or other termination of his employment. The agreement also provides that Mr. Thiesen is entitled to participate in any long-term incentive plan for Company executives.

      Gary R. Held entered into an amended employment agreement on October 1, 1997 to serve as Vice President--Sales & Marketing of the Company. His annual salary is $136,000 and may be increased, but not decreased, at the discretion of the Board of Directors. Mr. Held may be awarded an annual bonus at the discretion of the Board of Directors as described below. Mr. Held's employment agreement is for a term of two years, which term is automatically renewed unless his employment is terminated pursuant to the employment contract. If Mr. Held's employment is constructively terminated or terminated by the Company without cause, both as defined in the agreement, or if he elects to terminate his employment within twelve months of any change of control, he is entitled to receive an amount equal to two years of his base salary and immediate vesting of any long-term incentive rights including stock options. In the event of a change of control, the term of Mr. Held's agreement will automatically extend for two years following the effective date of the change of control. Mr. Held's agreement is terminable by the Company for cause. The agreement provides that Mr. Held may not compete with the Company during the term of his employment and for a period of two years after his retirement or other termination of his employment. The agreement also provides that Mr. Held is entitled to participate in any long-term incentive plan for Company executives.


COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

      During the fiscal year ended October 31, 1997, the Company did not have a compensation committee of its Board of Directors, or other board committee performing the equivalent functions. Decisions concerning the compensation of executive officers were made by the entire Board of Directors

DIRECTORS COMPENSATION PLAN

      When directors who are not receiving compensation as officers, employees or consultants of the Company are appointed to the Board of Directors, they will be entitled to receive an annual retainer fee of $5,000, plus $500 and reimbursement of expenses for each meeting of the Board of Directors and each committee of the Board of Directors that they attend in person. In addition, such directors shall receive grants of non-qualified stock options for 3,000 shares upon joining the Board of Directors and 1,000 shares following each Annual Meeting of Stockholders while such director continues to serve on the Board of Directors.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

      The following table sets forth as of February 23, 1998, certain information regarding the shares of Common Stock beneficially owned by each stockholder who is known by the Company to beneficially own in excess of 5% of the outstanding shares of Common Stock, by each director and Named Executive Officer and by all executive officers as a group.

                                        Number of Shares
Name and Address of Beneficial Owner   Beneficially Owned   Percent of Class
------------------------------------   --------------------   ----------------
Richard T. Fedor (a)...............      2,978,236                28.8%
Gary R. Held(b)....................        685,000                 6.9%
Clarence H. Thiesen(c).............        435,000                 4.4%
Bonnie G. Fedor(d).................      2,978,236                28.8%
CJB Family Trust(e)................      1,139,240                11.6%
Vern D. Blanchard(e)                     1,274,240                12.8%
Susan E. Held(f)...................        685,000                 6.9%
All directors and executives as a
group (7 individuals)..............      4,163,402                39.0%

The address of each person, trust or trustee is c/o the Company, 2209 W. 1st Street, Suite 113-114, Tempe, Arizona 85281.

(a) Includes (i) 492,000 shares of Common Stock issuable upon the exercise of stock options granted November 1, 1996 and currently exercisable and (ii) 1,016,125 owned of record by Mr. Fedor's minor children. Mr. Fedor is the husband of Bonnie G. Fedor.
(b) Includes (i) 135,000 shares of Common Stock issuable upon the exercise of stock options granted November 1, 1996 and currently exercisable and (ii) 200,000 shares owned of record by Mr. Held's wife. Mr. Held is the husband of Susan E. Held. Mr. Held disclaims beneficial ownership of shares owned by Mrs. Held.
(c) Includes (i) 135,000 shares of Common Stock issuable upon exercise of stock options granted November 1, 1996 and currently exercisable and (ii) 110,000 shares owned of record by Mr. Thiesen's wife, Mara Thiesen. Mr. Thiesen disclaims beneficial ownership of shares owned by Mrs. Mara Thiesen.
(d) Mrs. Fedor is the wife of Richard T. Fedor. Mrs. Fedor disclaims beneficial ownership of shares owned by Mr. Fedor.
(e) Represents shares owned by the CJB Family Trust. Vern D. Blanchard is the sole trustee of the trust and has sole voting power and investment power with respect to the Common Stock held by the trust. In addition, includes 135,000 shares of Common Stock issuable upon the exercise of stock options granted to Mr. Blanchard November 1, 1996 and currently exercisable.
(f) Mrs. Held is the wife of Gary R. Held. Mrs. Held disclaims beneficial ownership of shares owned by Mr. Held.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS

NOTES PAYABLE TO STOCKHOLDERS

      On March 1, 1997, the Company issued a convertible promissory note in favor of Richard T. Fedor and Bonnie G. Fedor in the original principal amount of $1,341,200 (the "Fedor Note"), and a convertible promissory note in favor or the CJB Family Trust in the principal amount of $80,954 (the "Trust Note" and collectively with the Fedor Note, the "Notes"). Vern D. Blanchard, an employee of the Company, is the sole trustee of the CJB Family Trust. On November 24, 1997, the holders converted their respective notes plus accrued interest into 1,539,351 shares of Common Stock at the $1.00 per share price specified in the Notes. The initial interest rate of the Notes was 13.0%, plus or minus incremental changes in the prime rate, compounded daily, and they were due in full on February 28, 1999. The principal and accrued interest on the Notes outstanding at November 24, 1997 was $1,539,351. The Notes represented the consolidation of previously outstanding notes and interest payable to the holders, and were convertible at the holders' option into Common Stock of the Company at a conversion price of the lower of (i) the lowest price offered to any individual or investor group or (ii) $1.00 per share.

LOANS TO COMPANY

      In October 1996, the Company and Richard T. Fedor, the Chairman of the Board and Chief Executive Officer of the Company, as Borrowers, entered into a non-revolving loan commitment with Wells Fargo in the principal amount of $3.0 million. As part of the loan transaction, Mr. Fedor and Bonnie G. Fedor agreed to subordinate certain indebtedness owed to them by the Company to the indebtedness owed by the Company and Mr. Fedor to Wells Fargo, pursuant to a subordination agreement with Wells Fargo. On April 11, 1997, Wells Fargo agreed to amend the loan documents, naming the Company as the sole borrower. Under the terms the amendment, Mr. Fedor had to retain at least 25% of the outstanding Common Stock prior to the November 25, 1997, initial public offering.

STOCK REPURCHASE AGREEMENT

      On November 22, 1996, the Company entered into an agreement with a former officer of the Company, to repurchase 1,000,000 shares of Common Stock and repay a note and accrued interest of approximately $168,000 for $875,000. The Company issued a note in the principal amount of $625,000 and paid the balance of $250,000 in cash for the repurchase of the shares of Common Stock. The note bears interest at 5.65% and is payable in four semi-annual installments of $156,250 plus interest. At October 31, 1997, $312,500 was outstanding under the Note. The Agreement limits the amount of any prepayments on certain convertible notes payable to officers while there are any amounts owing under the Agreement. Subsequent to October 31, 1997 the company paid-off all amounts outstanding under the Agreement.

      The Company believes that the terms it obtained from affiliated parties in the above transactions are comparable to those it could have obtained from unaffiliated parties in similar transactions.

                                  SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       GAMETECH INTERNATIONAL, INC.


                                       By:
                                           --------------------------

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


   SIGNATURE                        TITLE                          DATE



-------------------       Chairman of the Board, Chief        ----------------
Richard T. Fedor          Executive Officer and Director



-------------------       Chief Financial Officer and         ----------------
Clarence H. Thiesen       Director



-------------------       Vice President -- Sales &           ----------------
Gary R. Held              Marketing and Director


-------------------       Treasurer                           ----------------
John J. Paulson