Form 10-Q
period 1998-01-31
GAMETECH INTERNATIONAL INC
filed 1998-03-17
CIK 1045014

                                    UNITED STATES
                          SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, D.C. 20549

                                      FORM 10-Q

(Mark One)
[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               FOR THE QUARTERLY PERIOD ENDED JANUARY 31, 1998

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
     (State or other jurisdiction of       (I.R.S. Employer Identification No.)
     incorporation or organization)

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



     Class                                   Outstanding at March 13, 1998
     -----                                   -----------------------------
COMMON STOCK, PAR VALUE $.001 PER SHARE           9,847,092


                            GAMETECH INTERNATIONAL, INC.

                                       INDEX


Part I.   Financial Information:                                                            Page No.
Item 1.   Financial Statements  (Unaudited)


     Balance Sheets
          January 31, 1998 and October 31, 1997. . . . . . . . . . . . . . . . . . . . . . . . .  3

     Statements of Operations
          Three Months Ended January 31, 1998 and 1997 . . . . . . . . . . . . . . . . . . . . .  4

     Statements of Cash Flows
          Three Months Ended January 31, 1998 and 1997 . . . . . . . . . . . . . . . . . . . . .  5

     Notes to Financial Statements . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  7

Item 2.   Management's Discussion and Analysis of Financial Condition and
          Results of Operations. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  8

Item 3.   Mark Risk Disclosure . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  11

Part II.  Other Information

Item 1.   Legal Proceedings. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 14

Item 2.   Changes in Securities and Use of Proceeds. . . . . . . . . . . . . . . . . . . . . . . 15

Item 6.   Exhibits and Reports on Form 8 - K . . . . . . . . . . . . . . . . . . . . . . . . . . 16

Signatures . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 17


PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

                            GAMETECH INTERNATIONAL, INC.
                                   BALANCE SHEETS
                  (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)



                                                        JANUARY 31,  OCTOBER 31,
                                                            1998       1997
                                                        ------------------------
                                                        (unaudited)
 ASSETS:
 Current assets:
   Cash and equivalents                                   $  29,539   $   1,020
   Accounts receivable, less allowance for
     doubtful accounts of $191 in 1998
     and $164 in 1997                                         1,641       1,151
   Deposits                                                     752         108
   Prepaid expenses and other current assets                    125          49
   Prepaid income taxes                                          67           -
   Deferred income taxes                                        196         196
                                                        ------------------------

 Total current assets                                        32,320       2,524

 Bingo units, furniture and equipment, net                    9,284       9,025
 Intangibles, less accumulated amortization of
   $269 in 1998 and $238 in 1997                                336         368
 Investment in and advances to affiliate                          -         526
 Other assets                                                   156         808
                                                        ------------------------
 Total assets                                              $ 42,096    $ 13,251
                                                        ------------------------
                                                        ------------------------

 LIABILITIES AND STOCKHOLDERS' EQUITY:
 Current liabilities:
   Short-term borrowings from bank                               --    $    550
   Accounts payable                                             572         403
   Accrued payroll and related obligations                      192         325
   Other accrued liabilities                                    284         235
   Income taxes payable                                          --         167
   Current portion of long-term debt                             --       1,266
                                                        ------------------------
 Total current liabilities                                    1,048       2,946

 Convertible notes payable to officers, including
   accrued interest                                              --       1,526
 Long-term debt                                                  --       1,600
 Deferred income taxes                                          368         368

 Commitments and contingencies

 Redeemable convertible preferred stock, $.001 par
   value; 5,000,000 shares authorized; 400,000
   shares issued and outstanding in 1997 (none in
   1998);                                                        --       2,835

 Stockholders' equity:
   Common stock, $.001 par value;
     40,000,000 shares authorized;
     9,847,092 shares issued and
     outstanding in 1998 and 4,621,491
     in 1997                                                     10           5
   Capital in excess of par value                            36,979          36
   Retained earnings                                          3,691       3,935
                                                        ------------------------
 Total stockholders' equity                                  40,680       3,976
                                                        ------------------------
 Total liabilities and stockholders' equity               $  42,096   $  13,251
                                                        ------------------------
                                                        ------------------------


                     See notes to financial statements.

                            GAMETECH INTERNATIONAL, INC.
                          STATEMENTS OF INCOME OPERATIONS
                FOR THE THREE MONTHS ENDED JANUARY 31, 1998 AND 1997
                  (In thousands, except share and per share amounts)

                                                             1998       1997
                                                               (Unaudited)
 Revenues                                                   $ 3,956    $ 2,487

 Operating expenses:
    Cost of revenues                                          1,149        608
    General and administrative                                  758        334
    Sales and marketing                                         474        282
    Research and development                                    180        116
                                                              -----      -----
                                                              2,561      1,340
                                                              -----      -----

 Income from operations                                       1,395      1,147

 Equity in net loss of affiliate                             (2,000)        --
 Interest expense                                               (42)      (102)
 Interest income                                                247         --
 Other                                                           --         12
                                                              -----      -----

 Income (loss) before provision for income taxes               (400)     1,057
 Provision (benefit) for income taxes                          (156)       425
                                                               ----        ---

 Net income (loss)                                          $ ( 244)     $ 632
                                                            -------       ----
                                                            -------       ----

 Basic net income (loss) per share                          $ (0.03)      $.14
                                                            -------       ----
                                                            -------       ----

 Diluted net income (loss) per share                        $ (0.03)      $.11
                                                            -------       ----
                                                            -------       ----

 Shares used in the calculation of net income per share


           Basic                                           8,241,460  4,477,852
                                                           ---------  ---------
           Diluted                                         8,241,460  6,445,887
                                                           ---------  ---------


                      See notes to financial statements.

                            GAMETECH INTERNATIONAL, INC.
                              STATEMENTS OF CASH FLOWS
                FOR THE THREE MONTHS ENDED JANUARY 31, 1998 AND 1997
                               (Dollars in thousands)


                                                         1998           1997
                                                       ------------------------
                                                             (unaudited)
 CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income (loss)                                     $    (244)     $    632
 Adjustments to reconcile net income (loss)
   to net cash provided by operating
   activities:
     Depreciation and amortization                           481           265
     Accrued interest payable to officers                     13            45
     Equity in net loss of affiliate                       2,000            --
     Changes in operating assets and liabilities:
       Accounts receivable, net                             (490)         (399)
       Deposits                                             (644)           53
       Prepaid expenses and other current assets             (76)           11
       Prepaid income taxes                                  (67)           --
       Accounts payable                                      169           100
       Accrued payroll and related obligations              (133)          (24)
       Other accrued liabilities                              49           (29)
       Income taxes payable                                 (167)          348
                                                       ------------------------

 Net cash provided by operating activities                   891         1,002

 CASH FLOWS FROM INVESTING ACTIVITIES:
 Capital expenditures for bingo units, furniture
   and equipment                                            (709)       (1,071)
 Investment in and advances to affiliate                  (1,474)           --
 Capitalized software development costs                       --           (37)
                                                       ------------------------


 Net cash used in investing activities                    (2,183)       (1,108)

 CASH FLOWS FROM FINANCING ACTIVITIES:
 Proceeds from short-term borrowings from bank                --           350
 Payments on short-term notes payable and
   borrowings from bank                                     (550)           --
 Payments on long-term debt                               (2,866)           --
 Payment for repurchase of common stock and
   cancellation of a note payable to an officer               --          (250)
 Proceeds from sales of common stock                      33,227            10
                                                       ------------------------

 Net cash provided by financing activities                29,811           110
                                                       ------------------------

 Net increase in cash and equivalents                     28,519             4

 Cash and equivalents at beginning of year                 1,020           166
                                                       ------------------------
 Cash and equivalents at end of year                   $  29,539      $    170
                                                       ------------------------
                                                       ------------------------


                         See notes to financial statements.

                            GAMETECH INTERNATIONAL, INC.
                           NOTES TO FINANCIAL STATEMENTS
                                  JANUARY 31, 1998
                                    (UNAUDITED)


1.   NOTES TO FINANCIAL STATEMENTS

NOTE A. BASIS OF PRESENTATION

     The balance sheet as of October 31, 1997 has been derived from the audited financial statements at that date. The accompanying financial statements as of January 31, 1998 and for the three months ended January 31, 1998 and 1997 have been prepared by the Company without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principals have been condensed or omitted. In the opinion of management, all adjustments, consisting only of normal recurring adjustments considered necessary for a fair presentation of the Company's financial condition, results of operations and cash flows have been included. The results of operations for the three months ended January 31, 1998 should not be considered indicative of results for the fiscal year ending October 31, 1998. These financial statements should be read in conjunction with the financial statements, and notes thereto, included in the Company's Annual Report on Form 10-K for the year ended October 31, 1997.

     NOTE B. NET INCOME (LOSS) PER SHARE OF COMMON STOCK

     Net income (loss) per share of common stock is computed in accordance with Statement of Financial Accounting Standards (SFAS) No. 128, which is effective for reporting periods ending after December 31, 1997. SFAS No. 128 requires the restatement of prior periods earnings (loss) per share to conform to the new standard. Presented below is reconciliation of net income (loss) available to common shareholders and the differences between actual weighted average shares outstanding, which are used in computing basic earnings per share and diluted weighted average shares, which are used in computing diluted earnings per share.


                                       (In thousands, except share and per share amounts)
                                                    Three months ended January 31,
Numerator:                                           1998                    1997
                                                     ----                    ----
  Net income (loss)                               $     (244)             $       632
                                              ---------------------------------------
  Numerator for basic earnings per share                (244)                     632

  Effect of dilutive securities:
    After-tax interest on
    convertible notes payable                              8                       27
                                              ---------------------------------------

  Numerator for diluted earnings per share        $     (236)             $       659
                                              ---------------------------------------
                                              ---------------------------------------

Denominator:

  Denominator for basic

  Weighted average shares                          8,241,460                4,477,852

  Effect of dilutive securities:
    Stock options                                  1,299,373                  586,044
    Convertible preferred stock                      130,434
    Convertible notes payable                        399,829                1,381,991
                                              ---------------------------------------

  Denominator for diluted earnings per share      10,071,096                6,445,887
                                              ---------------------------------------
                                              ---------------------------------------

  Basic earnings per share                       $    (0.03)             $      0.14
                                              ---------------------------------------
                                              ---------------------------------------

  Diluted earnings per share(1)                  $    (0.02)             $      0.10
                                              ---------------------------------------
                                              ---------------------------------------

(1) The computed per share amount assuming full dilution for the 1998 period is antidilutive: therefore the basic per share amount for this period is also presented as the diluted amount on the face of the accompanying statement of operations.

NOTE C. COMMITMENTS AND CONTINGENCIES

LITIGATION

     In November 1996, a patent infringement action and demand for jury trial was commenced against the Company and five other defendants by FortuNet, Inc. in the U.S. District Court, Southern District of California. The other defendants were Advanced Gaming Technology, Inc., American Video Systems, FortuNet Canada, Inc., Network Gaming, Inc. (f/k/a/ Artificial Intelligence), and Multimedia Games, Inc. The complaint alleges that the Company, among others, has infringed, actively induced or contributed to the infringement of U.S. Patent No. 4,624,462 (the "'462 Patent") by making, using and selling, among other acts, electronic bingo devices that allegedly infringe upon at least one claim of the '462 Patent. The '462 Patent was issued in 1986 and will expire in 2001 and is allegedly infringed by the Company's fixed-base bingo units. The plaintiff seeks a preliminary and permanent injunction prohibiting the Company from infringement of the '462 Patent, as well as actual damages, enhanced (treble) damages, attorneys' fees and any other costs. The Company, in July 1997, won its motion for transfer and severance in this action. The U.S. District Court, for the District of Arizona, has set a pre-trial conference date of February 22, 1999 at which time a trial date will be chosen.

     In March 1996, a patent infringement action and demand for jury trial was commenced against the Company by Bingo Technology Corporation, Inc. (formerly Bingo Card Minder Corporation), in the U.S. District Court, Northern District of California. The complaint alleges that the Company has infringed, actively induced or contributed to the infringement of U.S. Patent No. 4,378,940 (the "'940 Patent") by making, using and selling, among other acts, electronic bingo devices that allegedly infringe upon at least one claim of the '940 Patent. The '940 Patent was issued in 1983 and will expire in 2000 and is allegedly infringed by the Company's hand-held bingo units. The plaintiff seeks a preliminary and permanent injunction prohibiting the Company from infringement of the '940 Patent, as well as actual damages, enhanced (treble) damages, attorneys' fees and costs. A trial date has been set for December 7, 1998.

     The Company believes that its products do not infringe any valid claim of either the '462 Patent or the '940 Patent and intends to continue to defend against both actions vigorously. However, both actions are in the early stages of litigation, and there can be no assurance that favorable outcomes will be obtained or that if either or both actions are resolved in favor of the plaintiffs, such results would not have a material adverse effect on the Company's financial position, results of operations or cash flow.

     In October 1997, two actions were commenced against the Company by Apex Wholesale, Inc. ("Apex") in the U.S. District Court for the Southern District of California. The Company formerly purchased its hand-held units manufactured by Tidalpower Technologies, Inc. ("Tidalpower") through Apex but terminated such arrangement in September 1996 and now purchases hand-held units directly from Tidalpower. The defendants (in addition to the Company) were Tidalpower, Green Dollars Industrial Ltd. (a foreign corporation), Vern D. Blanchard, Richard T. Fedor, Clarence H. Thiesen, Leo Lee (a foreign national), Doris Tsao (a foreign national), and Morgan Chen (a foreign national). In one action, Apex is asserting copyright infringement, breach of contract, breach of fiduciary duty, interference with contract and prospective economic advantage, and trade secret claims on GameTech's hand-held bingo units. The complaint alleges that the Company breached various oral agreements with Apex and then misappropriated, developed and marketed hand-held bingo units which allegedly were developed through a cooperative effort of Apex, Vern D. Blanchard, and Jeff Rogers (an individual). Apex seeks general damages, injunctive relief, exemplary and punitive damages, attorney's fees, and any other costs the court deems proper. The Company has filed two motions to dismiss for lack of subject matter jurisdiction and failure to state a claim. Both of these motions are scheduled to be heard on March 23, 1998.

      In the second action, Apex seeks to avoid an alleged fraudulent transfer. Apex alleges that the Company, as well as Tidalpower, Green Dollars Industrial Ltd., Leo Lee, Doris Tsao, and Morgan Chen conspired to avoid a default judgment entered in favor of Apex against Green Dollars Industrial Ltd. Apex seeks general damages in the amount of $400,400, special damages totaling $35,000, exemplary or punitive damages in the sum of $1,201,200, prejudgment interest,
costs of suit and any other relief the court finds proper.   The Company has
filed two motions to dismiss for failure to state a claim and failure to join a necessary party. Both of these motions are scheduled to be heard on March 23, 1998. On January 21, 1998, Apex filed a motion for writ of attachment in the alleged fraudulent transfer action, seeking to attach $400,400 of the Company's assets arising out of a writ of attachment directed against the property of a third party, Green Dollars Industrial, Ltd., in an earlier proceeding.

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

     These actions are in the early stages of litigation and there can be no assurance that favorable outcomes will be obtained or that if the actions are resolved in favor of Diamond, such results would not have a material adverse effect on the Company. All activities in relation to both the cross-complaint and complaint have been stayed by the mutual agreement of the parties until March 23, 1998 so that ongoing settlement discussions may continue.

     Many aspects of the Company's business involve substantial risks of liability. In the normal course of business, the Company may be named as defendant or co-defendant in lawsuits involving primarily claims for damages. The Company's management believes that any pending litigation will not have a material adverse effect on the Company.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion should be read in conjunction with the financial statements and notes thereto included elsewhere in this Form 10-Q


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

     The Company installs its electronic bingo systems at no charge to its customers and capitalizes the costs. During the three month periods ended January 31, 1998 and 1997, the Company's capital expenditures were approximately $709,000 and $1.1 million, respectively, almost all of which represented investments in bingo equipment. The Company's cost of revenues consists primarily of the expenses of providing customer service, including labor; service related overhead and depreciation of the bingo systems installed in customer locations. The Company records depreciation of bingo equipment over a five-year estimated useful life using the straight-line method of depreciation.

     The Satellite Bingo Network ("TSBN") the Company's 50% owned joint venture, which launched operations on December 1, 1997, discontinued operations in February 1998. TSBN incurred losses principally due to a number of large bingo halls which had agreed to participate delaying their participation. The Company funded the operating losses of TSBN and consequently for financial reporting purposes has recorded 100 % of the operating losses. For the three months ended January 31, 1998, the Company recorded a loss of $ 2.0 million in connection with writing off its investment in and advances to TSBN. The Company does not anticipate any significant additional costs to be recognized due to the discontinuance of TSBN's operations.

                             GAMETECH INTERNATIONAL, INC.
                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                         CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

QUARTER ENDED JANUARY 31, 1998 COMPARED TO QUARTER ENDED JANUARY 31, 1997

     REVENUES. Revenues increased $1.5 million, or 59.1%, to $4.0 million for the three months ended January 31, 1998 from $2.5 million for the three months ended January 31, 1997. This increase in revenues was primarily due to a 123% increase in the average number of units installed to 8,456 during the quarter ended January 31, 1998 from 3,787 during the quarter ended January 31, 1997, partially offset by an 29% decrease in average revenues per unit attributable to the increased percentage of hand-held units installed, which generate lower average revenue per unit. Expansion into Texas accounted for $1.0 million of the revenue increase during the quarter ended January 31, 1998.

     COST OF REVENUES. Cost of revenues increased $541,000 or 89.0%, to $1.1 million for the three months ended January 31, 1998, from $608,000 for the three months ended January 31, 1997. The increase in cost of revenues was primarily due to the greater average number of units installed. As a percentage of revenues, cost of revenues increased to 29.0% from 24.4% in the prior period. The increase was primarily due to increased depreciation expense of $205,000 in the three months ended January 31, 1998 resulting from the higher number of installed units. Personnel costs increased $159,000 in the three months ended January 31, 1998 to enable the Company to service its customers and to facilitate the Company's growth in installations.

     GENERAL AND ADMINISTRATIVE. General and administrative expenses increased $424,000 or 127%, to $758,000 for the three months ended January 31, 1998 from $334,000 for the three months ended January 31, 1997. As a percentage of revenues, general and administrative expenses increased to 19.2% from 13.4% in the prior period. The significant components of the $424,000 increase consist of: higher personnel costs of $107,000 resulting from hiring seven additional personnel to help manage the Company's growth; increased professional services of $244,000 and increased insurance costs of $30,000.

     SALES AND MARKETING. Sales and marketing expenses increased $192,000, or 68.4%, to $474,000 for the three months ended January 31, 1998 from $282,000 for the three months ended January 31, 1997. The increase was primarily due to larger distributor commissions of $129,000, costs associated with hiring an additional salesperson of $22,000 and an increase in marketing expenses of $19,000.

     RESEARCH AND DEVELOPMENT. Research and development expenses increased $64,000, or 55.2%, to $180,000 for the three months ended January 31, 1998 from $116,000 for the three months ended January 31, 1997. As a percentage of revenues, research and development expenses remained constant at approximately 5%.

     INTEREST (EXPENSE) INCOME AND OTHER. Interest (expenses) income and other increased $295,000, to $205,000 of income for the three months ended January 31, 1998 from $90,000 of expense for the three months ended January 31, 1997. The increase in net interest income was due primarily to the approximate $32.5 million of net proceeds from the Company's initial public offering (IPO) which closed on December 1, 1997. The Company paid off its approximate $ 3.4 million in debt with proceeds from the IPO in December 1997. The Company also paid off its approximately $3.4 million in debt with proceeds from the IPO in December 1997, thereby decreasing its interest payment obligations.

     EQUITY IN NET LOSS OF AFFILIATE.   Equity in net loss of affiliate of
$2.0 million resulted from losses incurred by the TSBN joint venture for the quarter ended January 31, 1998 and to write-off of the Company's investment in and advances to the joint venture with the discontinuance of the TSBN operations in February 1998. Since the Company financed this venture, it recorded 100% of the losses rather than the 50% share which would arise from its 50% ownership interest.

     PROVISION (BENEFIT) FOR INCOME TAXES. Provision (benefit) for income taxes decreased $581,000 to a benefit of $(156,000) for the three months ended January 31, 1998 from a provision of $425,000 for the three months ended January 31, 1997 primarily due to a net loss as a result of the loss from TSBN's discontinuance. The Company's effective income tax rate remained constant at approximately 40% in each quarter.

     NET INCOME (LOSS). As a result of the factors discussed above, net income decreased $ 876,000 for the three months ended January 31, 1998 from net income of $632,000 for the three months ended January 31, 1997 to a net loss of $244,000 for the three months.

LIQUIDITY AND CAPITAL RESOURCES

     The Company received net proceeds of approximately $32.5 million from the sale of 3,270,000 shares of Common Stock in its IPO, which closed on December 1, 1997. At January 31, 1998, the Company had cash and equivalents of $29.5 million. The Company used $3.4 million of the net proceeds to repay all outstanding long-term debt and short-term borrowings in December 1997.

     The Company has primarily used its cash flow to purchase additional bingo units to install in customers' bingo halls and to meet its ordinary operating expenses. GameTech currently has with Wells Fargo Bank, N.A. ("Wells Fargo") a $3 million line of credit (the "Revolving Credit Facility"), which has an interest rate based on the prime rate plus 0.5% or LIBOR plus 2.5%, at the Company's option on which the outstanding balance at January 31, 1998 was zero. The principal sources of the Company's liquidity prior to the IPO were: cash flow from operations; borrowing under the Revolving Credit Facility and a term loan with Wells Fargo (the "Term Loan"), which was repaid with a portion of the net proceeds for the IPO; the issuance to officers of promissory notes payable convertible into Common Stock and sales of Common Stock. In addition on September 2, 1997 the Company issued and sold 400,000 shares of Series A Preferred Stock for net proceeds of $2.8 million. All outstanding shares of Series A Preferred Stock were converted into Common Stock at the close of the IPO.

      The Revolving Credit Facility expires on April 11, 1998. The Company repaid borrowings under the Revolving Credit Facility with a portion of the net proceeds the IPO. The Company expects to maintain availability under the Revolving Credit Facility and does not anticipate that it will have difficulty refinancing or replacing the Revolving Credit Facility should it so desire. Covenants under this credit facility restrict payment of cash dividends and interest to holders of convertible notes without prior consent of Wells Fargo.

     Operating activities provided $891,000 of cash for the three months ended January 31, 1998 compared to $1.0 million for the three months ended January 31, 1997. The decrease was due to reduced earnings of $876,000, principally related to a $2.0 million charge to earnings from the discontinuance of operations and write-off of its investment in TSBN, partially offset by net increases in accounts receivable and deposits and decreases in accrued payroll and income taxes payable.

     Investing activities used $2.1 million in the three months ended January 31,1998 compared to $1.1 million in the three months ended January 31, 1997. The increase was due advances of $1.5 million to TSBN, partially offset by lower capital expenditure of $400,000.

     Financing activities provided cash of $29.8 million in the three months ended January 31, 1998 compared to $110,000 for the three months ended January 31, 1997. The $29.8 million represents the net proceeds from the IPO less the repayment of the Company's debt under the Revolving Credit Facility and the Term Loan.

     The Company believes that cash flow from operations and the net proceeds to the Company from the IPO, together with funds available under the Revolving Credit Facility, will be sufficient to support its operations and provide for budgeted capital expenditures and liquidity requirements for the next twelve months.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

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

     SENSITIVITY ANALYSIS. Assuming the Company had a $2 million balance outstanding as of January 31, 1998, the rate of interest calculated using the prime rate plus 0.5% option would be 9%. The Company's monthly interest payment, if the rate stayed constant would be $15,000. If the prime rate rose to 13%, which assumes a very large increase, the Company's monthly payment would be $22,500. A more likely increase of 1 or 2%, given the recent trend of decreasing and relatively low interest rates, would give the Company a monthly payment of $16,667 or $18,333, respectively. The Company does not believe the risk resulting form such fluctuations is material nor that the payment required would have a material effect on cash flow.

     The Company anticipates that it will renew the Revolving Line of Credit after its term expires. It is too early to predict whether, if the line is renewed,the interest rate terms will remain the same or will be renegotiated.

CAUTIONARY STATEMENT FOR PURPOSES OF THE "SAFE HARBOR" PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

     This document includes various "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Sections 21E of the Securities Exchange Act of 1934, as amended, which represent the Company's expectations or beliefs concerning future events. Statements containing expressions such as "believes," "anticipates" or "expects" used in the Company's press releases and periodic reports on Forms 10-K and 10-Q filed with the Commission are intended to identify forward-looking statements. All forward-looking statements involve risks and uncertainties. Although the Company believes its expectations are based upon reasonable assumptions within the bounds of its knowledge of its business and operations, there can be no assurances that actual results will not materially differ from expected results. The Company cautions that these and similar statements included in this report are further qualified by important factors that could cause actual results to differ materially from those in the forward-looking statements. Such factors could include, without limitation, the following: increased competition in existing markets; a decline in the public participation in bingo; the limitation, conditioning or suspension of any of the Company's bingo permits or licenses; increases in or new taxes imposed on bingo revenues or bingo devices; a finding of unsuitability by regulatory officers with respect to the Company's officers, directors or key employees; loss or retirement of key executives; adverse economic or regulatory conditions in the Company's key markets; adverse results of significant litigation matters. Readers are cautioned not to place undue reliance on forward-looking statements, which speak only as of the date thereof. The Company undertakes no obligation to publicly release any revisions to such forward-looking statements to reflect events or circumstances after the date hereof

PART II. OTHER INFORMATION

Item 1. Legal Proceedings


     In November 1996, a patent infringement action and demand for jury trial was commenced against the Company and five other defendants by FortuNet, Inc. in the U.S. District Court, Southern District of California. The other defendants were Advanced Gaming Technology, Inc., American Video Systems, FortuNet Canada, Inc., Network Gaming, Inc. (f/k/a/ Artificial Intelligence), and Multimedia Games, Inc. The complaint alleges that the Company, among others, has infringed, actively induced or contributed to the infringement of U.S. Patent No. 4,624,462 (the "'462 Patent") by making, using and selling, among other acts, electronic bingo devices that allegedly infringe upon at least one claim of the '462 Patent. The '462 Patent was issued in 1986 and will expire in 2001 and is allegedly infringed by the Company's fixed-base bingo units. The plaintiff seeks a preliminary and permanent injunction prohibiting the Company from infringement of the '462 Patent, as well as actual damages, enhanced (treble) damages, attorneys' fees and any other costs. The Company, in July 1997, won its motion for transfer and severance in this action. The U.S. District Court, for the District of Arizona, has set a pre-trial conference date of February 22, 1999 at which time a trial date will be chosen.

     In March 1996, a patent infringement action and demand for jury trial was commenced against the Company by Bingo Technology Corporation, Inc. (formerly Bingo Card Minder Corporation), in the U.S. District Court, Northern District of California. The complaint alleges that the Company has infringed, actively induced or contributed to the infringement of U.S. Patent No. 4,378,940 (the "'940 Patent") by making, using and selling, among other acts, electronic bingo devices that allegedly infringe upon at least one claim of the '940 Patent. The '940 Patent was issued in 1983 and will expire in 2000 and is allegedly infringed by the Company's hand-held bingo units. The plaintiff seeks a preliminary and permanent injunction prohibiting the Company from infringement of the '940 Patent, as well as actual damages, enhanced (treble) damages, attorneys' fees and costs. A trial date has been set for December 7, 1998.

     The Company believes that its products do not infringe any valid claim of either the '462 Patent or the '940 Patent and intends to continue to defend against both actions vigorously. However, both actions are in the early stages of litigation, and there can be no assurance that favorable outcomes will be obtained or that if either or both actions are resolved in favor of the plaintiffs, such results would not have a material adverse effect on the Company's financial position, results of operations or cash flow.

     In October 1997, two actions were commenced against the Company by Apex Wholesale, Inc. ("Apex") in the U.S. District Court for the Southern District of California. The Company formerly purchased its hand-held units manufactured by Tidalpower Technologies, Inc. ("Tidalpower") through Apex but terminated such arrangement in September 1996 and now purchases hand-held units directly from Tidalpower. The defendants (in addition to the Company) were Tidalpower, Green Dollars Industrial Ltd. (a foreign corporation), Vern D. Blanchard, Richard T. Fedor, Clarence H. Thiesen, Leo Lee (a foreign national), Doris Tsao (a foreign national), and Morgan Chen (a foreign national). In one action, Apex is asserting copyright infringement, breach of contract, breach of fiduciary duty, interference with contract and prospective economic advantage, and trade secret claims on GameTech's hand-held bingo units. The complaint alleges that the Company breached various oral agreements with Apex and then misappropriated, developed and marketed hand-held bingo units which allegedly were developed through a cooperative effort of Apex, Vern D. Blanchard, and Jeff Rogers (an individual). Apex seeks general damages, injunctive relief, exemplary and punitive damages, attorney's fees, and any other costs the court deems proper. The Company has filed two motions to dismiss for lack of subject matter jurisdiction and failure to state a claim. Both of these motions are scheduled to be heard on March 23, 1998.

      In the second action, Apex seeks to avoid an alleged fraudulent transfer. Apex alleges that the Company, as well as Tidalpower, Green Dollars Industrial Ltd., Leo Lee, Doris Tsao, and Morgan Chen conspired to avoid a default judgment entered in favor of Apex against Green Dollars Industrial Ltd. Apex seeks general damages in the amount of $400,400, special damages totaling $35,000, exemplary or punitive damages in the sum of $1,201,200, prejudgment interest,
costs of suit and any other relief the court finds proper.   The Company has
filed two motions to dismiss for failure to state a claim and failure to join a necessary party. Both of these motions are scheduled to be heard on March 23, 1998. On January 21, 1998, Apex filed a motion for writ of attachment in the alleged fraudulent transfer action, seeking to attach $400,400 of the Company's assets arising out of a writ of attachment directed against the property of a third party, Green Dollars Industrial, Ltd., in an earlier proceeding.

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

     These actions are in the early stages of litigation and there can be no assurance that favorable outcomes will be obtained or that if the actions are resolved in favor of Diamond, such results would not have a material adverse effect on the Company. All activities in relation to both the cross-complaint and complaint have been stayed by the mutual agreement of the parties until March 23, 1998 so that ongoing settlement discussions may continue.

     Many aspects of the Company's business involve substantial risks of liability. In the normal course of business, the Company may be named as defendant or co-defendant in lawsuits involving primarily claims for damages. The Company's management believes that any pending litigation will not have a material adverse effect on the Company.

Item 2. Changes in Securities and Use of Proceeds.

     SALES OF UNREGISTERED SECURITIES DURING THE THREE MONTHS ENDED
      JANUARY 31, 1998

     On various dates during the three months ended January 31, 1998, Company employees exercised options granted in partial compensation of their services to purchase an aggregate of 16,250 shares of Common Stock in private sales for an aggregate consideration of $162.50 in reliance upon Section 4(2) of the Securities Act as a transaction not involving a public offering.

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

     From the effective date of the Registration Statement to the end of the reporting period the Company has used none of net offering proceeds for construction of plant, building and facilities; for the purchase of real estate; for the acquisition of other businesses; or for working capital. The Company has used $3.4 million for the repayment of indebtedness and $29.2 million for temporary investments in short-term securities of the net offering proceeds.

     None of these payments have been direct or indirect payments to directors, officers or other affiliates of the Company.

Item 3. Defaults upon Senior Securities

     Not Applicable

Item 4. Submission of Matters to a Vote of Security Holders

     Not Applicable

Item 5. Other Information

     Not Applicable

Item 6. Exhibits and Reports on Form 8-K

     a)   Exhibits:
               See Attached Exhibit Index

     b)   Reports on Form 8-K:

          There were no reports filed on Form 8-K during the quarter ended January 31, 1998

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


     SIGNATURE                     TITLE                         DATE

----------------------   Chief Financial Officer/Treasurer       -----------
John J. Paulson          (Authorized Officer and
                         Principal Financial Officer)

EXHIBIT INDEX


Exhibit
Number

 3.1    Certificate of Incorporation of the Company, as amended (1)
 3.2    Amended and Restated Bylaws of the Company (1)
 4.1    GameTech International, Inc. Incentive Stock Plan (1)
 4.2    Specimen Common Stock certificate (1)
10.1    GameTech International, Inc. Incentive Stock Plan (1)
10.2    Lease Agreement between Russ Jeter and GameTech International, Inc. (1)
10.3    Lease Agreement between Russ Jeter and TSBN, LLC (1)
10.4 Lease Agreement between North Point Associates Limited Partnership and GameTech International, Inc. (1)
10.5 Joint Venture and Limited Liability Company Agreement by and between GameTech International, Inc. and the Satellite Bingo Network (1)
10.6    Distribution Agreement between GameTech International, Inc. and
        Trend Gaming Systems (1)
10.7 Distribution Agreement between M&M Operators and GameTech International, Inc. (1)
10.8 Revolving Line of Credit Note of GameTech International, Inc., dated April 11, 1997 in the principal amount of $3,000,000 payable to Wells Fargo Bank, N.A. (1)
10.9    Form of Video Bingo System Placement Agreement (1)
10.10 Sublease Agreement between Trend Gaming Systems, LLC and GameTech International, Inc. (1)
10.11 Amended Employment Agreement between GameTech International, Inc. and Richard T. Fedor (1)
10.12 Amended Employment Agreement between GameTech International, Inc. and Clarence H. Thiesen (1)
10.13 Amended Employment Agreement between GameTech International, Inc. and Gary R. Held (1)
10.14 Amended Employment Agreement between GameTech International, Inc. and Conrad J. Granito (1)
27.1    Financial Data Schedule (2)

---------------
(1)  Incorporated Herein by Reference to Registration Statement No. 333-34967
(2)  File with this Report