Form 10-Q
period 1998-04-30
GAMETECH INTERNATIONAL INC
filed 1998-06-15
CIK 1045014

                                UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549

                                  FORM 10-Q


(Mark One)
[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934

          FOR THE QUARTERLY PERIOD ENDED APRIL 30, 1998

                                       OR

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934

          FOR THE TRANSITION PERIOD FROM ___________ TO ______________

                        COMMISSION FILE NUMBER 000-23401

                          GAMETECH INTERNATIONAL, INC.
             (Exact name of registrant as specified in its charter)

                  DELAWARE                                33-0612983
       (State or other jurisdiction                    (I.R.S. Employer
     of incorporation or organization)                Identification No.)

    2209 W. 1ST STREET, TEMPE, ARIZONA                       85281
 (Address of principal executive offices)                  (Zip code)

Registrant's telephone number, including area code: (602) 804-1101

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [ ]

     On June 12, 1998 the registrant had outstanding 9,994,592 shares of its Common Stock, par value $.001 per share.

                        GAMETECH INTERNATIONAL, INC.

                                     INDEX


                                                                       Page No.
Part I.  Financial Information:

Item 1.  Financial Statements (Unaudited)

         Balance Sheets
           April 30, 1998 and October 31, 1997 .......................      3

         Statements of Operations
           Three Months Ended April 30, 1998 and 1997 ................      4
           Six Months Ended April 30, 1998 and 1997 ..................      4

         Statements of Cash Flows
           Six Months Ended April 30, 1998 and 1997 ..................      5

         Notes to Financial Statements ...............................      6

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations .................................        9

Item 3.  Market Risk Disclosure .......................................    12

Part II. Other Information

Item 1.  Legal Proceedings ............................................    14

Item 2.  Changes in Securities and Use of Proceeds ....................    15

Item 6.  Exhibits and Reports on Form 8-K .............................    17

Signatures ............................................................    18

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                          GAMETECH INTERNATIONAL, INC.
                                 BALANCE SHEETS
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

                                                                      April 30,          October 31,
                                                                        1998                 1997
                                                                     -------------------------------
                                                                     (unaudited)
ASSETS:
Current assets:
   Cash and equivalents                                                $28,673             $ 1,020
   Accounts receivable, less allowance for doubtful
     accounts of $221 in 1998 and $164 in 1997                           1,657               1,151
   Deposits                                                                413                 108
   Other current assets                                                    235                  49
   Prepaid and deferred income taxes                                       448                 196
                                                                       ---------------------------

      Total current assets                                              31,426               2,524

Bingo units, furniture and equipment, net                               10,856               9,025
Intangibles, less accumulated amortization of $269 in 1998
   and $238 in 1997                                                        432                 368
Investment in and advances to affiliate                                      -                 526
Other assets                                                             1,300                 808
                                                                       ---------------------------
      Total assets                                                     $44,014             $13,251
                                                                       ---------------------------
                                                                       ---------------------------

LIABILITIES AND STOCKHOLDERS' EQUITY:
Current liabilities:
   Short-term borrowings from bank                                     $     -             $   550
   Accounts payable                                                        507                 403
   Other current liabilities                                               409                 727
   Current portion of long-term debt obligations                           338               1,266
                                                                       -------             -------

      Total current liabilities                                          1,254               2,946

Convertible notes payable to officers, including accrued
   interest                                                                  -               1,526
Long-term debt obligations                                                 677               1,600
Deferred income taxes                                                      368                 368

Commitments and contingencies

Redeemable convertible preferred stock, $.001 par value:
   5,000,000 shares authorized; 400,000 shares issued and
   outstanding in 1997 (none in 1998)                                        -               2,835

Stockholders' equity:
   Common stock, $.001 par value: 40,000,000 shares
     authorized; 9,988,342 shares issued and outstanding
     in 1998 and 4,621,491 in 1997                                          10                   5
   Capital in excess of par value                                       37,115                  36
   Retained earnings                                                     4,590               3,935
                                                                       ---------------------------
      Total stockholders' equity                                        41,715               3,976
                                                                       ---------------------------
      Total liabilities and stockholders' equity                       $44,014             $13,251
                                                                       ---------------------------
                                                                       ---------------------------


                       See notes to financial statements.

                          GAMETECH INTERNATIONAL, INC.
                            STATEMENTS OF OPERATIONS
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

                                                      Three Months Ended                      Six Months Ended
                                                          April 30,                               April 30,
                                                     1998           1997                     1998            1997
                                                  -------------------------               --------------------------
                                                         (Unaudited)                             (Unaudited)
Revenues                                              $3,899         $2,998                   $ 7,855         $5,486

Operating expenses:
   Cost of revenues                                    1,270            703                     2,404          1,311
   General and administrative                            817            472                     1,576            806
   Sales and marketing                                   667            347                     1,150            628
   Research and development                               89            119                       275            236
                                                  -------------------------               --------------------------
                                                       2,843          1,641                     5,405          2,981
                                                  -------------------------               --------------------------

Income from operations                                 1,056          1,357                     2,450          2,505

Equity in net loss of affiliate                            -              -                    (2,000)             -
Interest income (expense), net                           419           (108)                      625           (199)
                                                  -------------------------               --------------------------

Income before provision for income taxes               1,475          1,249                     1,075          2,306

Provision for income taxes                               576            490                       420            915
                                                  -------------------------               --------------------------

Net income                                            $  899         $  759                   $   655         $1,391
                                                  -------------------------               --------------------------
                                                  -------------------------               --------------------------

Basic net income per share                            $ 0.09         $ 0.17                   $  0.07         $ 0.31
                                                  -------------------------               --------------------------
                                                  -------------------------               --------------------------

Diluted net income per share                          $ 0.08         $ 0.12                   $  0.06         $ 0.23
                                                  -------------------------               --------------------------
                                                  -------------------------               --------------------------

Shares used in the calculation of net income per share:

      Basic                                        9,853,539      4,415,367                 9,047,500      4,446,610
                                                  -------------------------               --------------------------
                                                  -------------------------               --------------------------

      Diluted                                     11,096,195      6,329,189                10,583,646      6,387,538
                                                  -------------------------               --------------------------
                                                  -------------------------               --------------------------

                       See notes to financial statements.

                          GAMETECH INTERNATIONAL, INC.
                            STATEMENTS OF CASH FLOWS
                FOR THE SIX MONTHS ENDED APRIL 30, 1998 AND 1997
                             (DOLLARS IN THOUSANDS)

                                                                            1998                1997
                                                                           ---------------------------
                                                                                   (unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                                  $   655           $ 1,391
Adjustments to reconcile net income to net cash provided by
   operating activities:
       Depreciation and amortization                                          1,012               584
       Accrued interest payable to officers                                      13                91
       Equity in net loss of affiliate                                        2,000                 -
       Changes in operating assets and liabilities:
           Accounts receivable, net                                            (506)             (466)
           Deposits                                                            (305)              (89)
           Prepaid expenses and other current assets                           (186)               (6)
           Prepaid and deferred income taxes                                   (252)                -
           Accounts payable                                                     104                48
           Other current liabilities                                           (318)              109
                                                                           ---------------------------

Net cash provided by operating activities                                     2,217             1,662

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures for bingo units, furniture and equipment                (2,626)           (2,441)
Investment in and advances to affiliate                                      (1,474)              (58)
Capitalized software development costs                                         (126)              (75)
                                                                           ---------------------------

Net cash used in investing activities                                        (4,226)           (2,574)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from short-term borrowings from bank                                     -             1,480
Payments on short-term notes payable and borrowings from bank                  (550)           (2,897)
Proceeds from long-term debt                                                      -             3,000
Payments on long-term debt                                                   (2,866)             (156)
Payments on repurchase of distributorship                                      (285)                -
Payment for repurchase of common stock and cancellation of a note
     payable to an officer                                                        -              (250)
Proceeds from sales of common stock                                          33,363                10
                                                                           ---------------------------

Net cash provided by financing activities                                    29,662             1,187
                                                                           ---------------------------

Net increase in cash and equivalents                                         27,653               275
Cash and equivalents at beginning of period                                   1,020               166
                                                                           ---------------------------

Cash and equivalents at end of period                                       $28,673           $   441
                                                                           ---------------------------
                                                                           ---------------------------

                       See notes to financial statements.

                          GAMETECH INTERNATIONAL, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                 APRIL 30, 1998
                                   (UNAUDITED)


1.   NOTES TO FINANCIAL STATEMENTS


NOTE A.  BASIS OF PRESENTATION

     The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three- and six-month periods ended April 30, 1998 are not necessarily indicative of the results that may be expected for the year ending October 31, 1998. For further information refer to the financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended October 31, 1997.

NOTE B. NET INCOME PER SHARE OF COMMON STOCK

        Net income per share of common stock is computed in accordance with Statement of Financial Accounting Standards (SFAS) No. 128, which is effective for reporting periods ending after December 31, 1997. SFAS No. 128 requires the restatement of prior periods' earnings per share to conform to the new standard. Presented below is a reconciliation of net income available to common shareholders and the differences between actual weighted average shares outstanding, which are used in computing basic earnings per share and diluted weighted average shares, which are used in computing diluted earnings per share.

                                                                (In thousands, except share and per share amounts)

                                                      Three months ended April 30,             Six months ended April 30,
                                                             1998           1997                      1998          1997
                                                      ---------------------------              ---------------------------
Numerator:
  Net income                                                 $899           $759                      $655         $1,391
                                                      ---------------------------              ---------------------------
  Numerator for basic earnings per share                      899            759                       655          1,391

  Effect of dilutive securities:
    After-tax interest on convertible notes payable             -             28                         8             55
                                                      ---------------------------              ---------------------------
    Numerator for diluted earnings per share -
    income available to common stockholders after
    assumed conversions                                      $899           $787                      $663         $1,446
                                                      ---------------------------              ---------------------------
                                                      ---------------------------              ---------------------------
Denominator:
  Denominator for basic earnings per share
    Weighted average shares                             9,853,539      4,415,367                 9,047,500      4,446,610
  Effect of dilutive securities:
    Stock options                                       1,242,656        490,642                 1,271,015        538,343
    Convertible preferred stock                                 -              -                    65,218              -
    Convertible notes payable                                   -      1,423,180                   199,913      1,402,586
                                                      ---------------------------              ---------------------------

  Denominator for diluted earnings per share           11,096,195      6,329,189                10,583,646      6,387,538
                                                      ---------------------------              ---------------------------
                                                      ---------------------------              ---------------------------

  Basic earnings per share                                  $0.09          $0.17                     $0.07          $0.31
                                                      ---------------------------              ---------------------------
                                                      ---------------------------              ---------------------------

  Diluted earnings per share                                $0.08          $0.12                     $0.06          $0.23
                                                      ---------------------------              ---------------------------
                                                      ---------------------------              ---------------------------

NOTE C. COMMITMENTS AND CONTINGENCIES

LITIGATION

        In November 1996, a patent infringement action and demand for jury trial was commenced against the Company and five other defendants by FortuNet, Inc. in the U.S. District Court, Southern District of California. The other defendants were Advanced Gaming Technology, Inc., American Video Systems, FortuNet Canada, Inc., Network Gaming, Inc. (f/k/a/ Artificial Intelligence), and Multimedia Games, Inc. The complaint alleges that the Company, among others, has infringed, actively induced or contributed to the infringement of U.S. Patent No. 4,624,462 (the "'462 Patent") by making, using and selling, among other acts, electronic bingo devices that allegedly infringe upon at least one claim of the '462 Patent. The '462 Patent was issued in 1986 and will expire in 2001 and is allegedly infringed by the Company's fixed-base bingo units. The plaintiff seeks a preliminary and permanent injunction prohibiting the Company from infringement of the '462 Patent, as well as actual damages, enhanced (treble) damages, attorneys' fees and any other costs. The Company, in July 1997, won its motion for transfer and severance in this action. The U.S. District Court, District of Arizona, has set a pre-trial conference date of February 22, 1999 at which time a trial date will be chosen.

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

        The Company believes that its products do not infringe any valid claim of either the '462 Patent or the '940 Patent and intends to continue to defend against both actions vigorously. However, there can be no assurance that favorable outcomes will be obtained or that if either or both actions are resolved in favor of the plaintiffs, such results would not have a material adverse effect on the Company's financial position, results of operations or cash flow.

        In October 1997, two actions were commenced against the Company by Apex Wholesale, Inc. ("Apex") in the U.S. District Court, Southern District of California. The Company formerly purchased its hand-held units manufactured by Tidalpower Technologies, Inc. ("Tidalpower") through Apex but terminated such arrangement in September 1996 and now purchases hand-held units directly from Tidalpower. The defendants (in addition to the Company) were Tidalpower, Green Dollars Industrial Ltd. (a foreign corporation), Vern D. Blanchard, Richard T. Fedor, Clarence H. Thiesen, Leo Lee (a foreign national), Doris Tsao (a foreign national), and Morgan Chen (a foreign national). In one action, Apex is asserting copyright infringement, breach of contract, breach of fiduciary duty, interference with contract and prospective economic advantage, and trade secret claims on GameTech's hand-held bingo units. The complaint alleges that the Company breached various oral agreements with Apex and then misappropriated, developed and marketed hand-held bingo units which allegedly were developed through a cooperative effort of Apex, Vern D. Blanchard, and Jeff Rogers (an individual). Apex seeks general damages, injunctive relief, exemplary and punitive damages, attorney's fees, and any other costs the court deems proper.

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

        The Company has answered Apex's amended complaint in the fraudulent transfer action. The Company has filed a motion to dismiss on four claims in Apex's amended complaint in the copyright action. This motion is scheduled to be heard on August 3, 1998.

        The Company intends to vigorously defend itself against the Apex actions. These actions are in the early stages of litigation and there can be no assurance that favorable outcomes will be obtained or that if the actions are resolved in favor of the plaintiff, such results would not have a material adverse effect on the Company.

        On December 1, 1997, a cross-complaint for breach of contract and declaratory relief was brought against the Company, Richard T. Fedor and Gary R. Held by Diamond Game Enterprises ("Diamond") in the Superior Court of the State of California, Los Angeles County. The cross-complaint is a response to a complaint for recovery of money, and money received, and breach of contract brought by Richard T. Fedor on September 30, 1997 against Diamond. Mr. Fedor alleges that Diamond breached the terms of an oral agreement pursuant to which Mr. Fedor loaned $300,000 to Diamond. In its cross-complaint, Diamond alleges that the Company breached the terms of an oral contract by failing to pay a $671,000 balance allegedly owed under an oral purchase agreement for 134 pull-tab dispensers which were to be manufactured by Diamond. These actions are in the early stages of litigation and there can be no assurance that favorable outcomes will be obtained or that if the actions are resolved in favor of Diamond, such results would not have a material adverse effect on the Company. All activities in relation to both the cross-complaint and complaint have been stayed by the mutual agreement of the parties so that ongoing settlement discussions may continue.

        On February 13, 1998 and March 2, 1998, respectively, purported securities class action lawsuits were filed in the United States District Court, District of Arizona, against the Company, Richard T. Fedor, Clarence H. Thiesen, Gary R. Held, John J. Paulson and Conrad J. Granito, Jr. On April 13, 1998, the district court issued an order consolidating these two actions. The court's order also provides for the consolidation of any subsequently filed action that is related to the claims asserted in the consolidated actions.

        On April 16, 1998, a purported securities class action was filed in the United States District Court, District of Arizona, against the Company, Donaldson, Lufkin & Jenrette Securities Corporation, Prudential Securities, Incorporated, Richard T. Fedor, Clarence H. Thiesen, Gary R. Held, Conrad J. Granito, Jr., John J. Paulson and Paul M. Wehrs. The Company believes that this action is related to the consolidated actions and, therefore, will be consolidated with those actions.

        Plaintiffs in the pending securities class action lawsuits allege that the prospectus and registration statement issued in connection with the Company's November 25, 1997 initial public offering contained material misstatements and omissions. Plaintiffs, who purport to represent persons who purchased the Company's common stock pursuant to the November 25, 1997 securities offering, assert claims under Sections 11, 12(2), and 15 of the Securities Act of 1933.

        The Company intends to vigorously defend itself against the securities class actions. These actions are in the early stages of litigation and there can be no assurance that favorable outcomes will be obtained or that if the actions are resolved in favor of the plaintiffs, such results would not have a material adverse effect on the Company.

        Many aspects of the Company's business involve substantial risks of liability. In the normal course of business, the Company may be named as defendant or co-defendant in lawsuits involving primarily claims for damages.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        The following discussion should be read in conjunction with the financial statements and notes thereto included elsewhere in this Form 10-Q.

RESULTS OF OPERATIONS

THREE MONTHS ENDED APRIL 30, 1998 COMPARED TO THREE MONTHS ENDED APRIL 30, 1997

        REVENUES. Revenues increased $901,000, or 30.0%, to $3.9 million for the three months ended April 30, 1998 from $3.0 million for the three months ended April 30, 1997. This increase in revenues was primarily due to a 103% increase in the average number of units installed to 9,582 during the quarter ended April 30, 1998 from 4,720 during the quarter ended April 30, 1997, partially offset by a 33% decrease in average revenues per unit attributable to the higher ratio of hand-held units, which generate lower average revenue per unit in the installed base.

        COST OF REVENUES. Cost of revenues increased $567,000, or 80.6%, to
$1.3 million for the three months ended April 30, 1998 from $703,000 for the three months ended April 30, 1997. The increase in cost of revenues was primarily due to the greater average number of units installed. As a percentage of revenues, cost of revenues increased to 32.6% from 23.4% in the prior period. The increase was primarily due to increased depreciation expense of $375,000 in the three months ended April 30, 1998 resulting from the higher number of installed units. Personnel costs increased $190,000 in the three months ended April 30, 1998 due to hiring additional personnel to enable the Company to service its customers and to facilitate the Company's growth in installations.

        GENERAL AND ADMINISTRATIVE. General and administrative expenses increased $345,000, or 73.2%, to $817,000 for the three months ended April 30, 1998 from $472,000 for the three months ended April 30, 1997. As a percentage of revenues, general and administrative expenses increased to 21.0% from 15.7% in the prior period. The increase was primarily due to higher personnel costs of $129,000 resulting from hiring seven additional personnel to help manage the Company's growth and increased professional services of $160,000.

        SALES AND MARKETING. Sales and marketing expenses increased $320,000, or 92.2%, to $667,000 for the three months ended April 30, 1998 from $347,000 for the three months ended April 30, 1997. The increase was primarily due to larger distributor commissions of $161,000, and higher personnel costs of $88,000 resulting from hiring seven additional sales personnel to achieve continued high growth.

        RESEARCH AND DEVELOPMENT. Research and development expenses decreased $31,000, or 25.2%, to $89,000 for the three months ended April 30, 1998 from $119,000 for the three months ended April 30, 1997. The decrease was primarily due to higher capitalized software development costs of $88,000.

        INTEREST (EXPENSE) INCOME. Net interest income increased $527,000, to $419,000 of income for the three months ended April 30, 1998 from $108,000 of expense for the three months ended April 30, 1997. The increase in net interest income was due primarily to the interest on approximately $32.5 million of net proceeds from the Company's initial public offering (IPO) on December 1, 1997 which was invested in interest bearing investments. The Company paid off its approximate $ 3.4 million in debt with proceeds from the IPO in December 1997.

        PROVISION FOR INCOME TAXES. The provision for income taxes increased $86,000 to $576,000 for the three months ended April 30, 1998 from $490,000 for the three months ended April 30, 1997. The Company's effective income tax rate remained constant at approximately 40% in each period.

        NET INCOME. As a result of the factors discussed above, net income increased $ 86,000 to $899,000 for the three months ended April 30, 1998 from $759,000 for the three months ended April 30, 1997.


SIX MONTHS ENDED APRIL 30, 1998 COMPARED TO SIX MONTHS ENDED APRIL 30, 1997

        REVENUES. Revenues increased $2.4 million, or 43.2%, to $7.9 million for the six months ended April 30, 1998 from $5.5 million for the six months ended April 30, 1997. This increase in revenues was primarily due to a 117% increase in the average number of units installed to 8,820 during the six months ended April 30, 1998 from 4,070 during the six months ended April 30, 1997, partially offset by a 34% decrease in average revenues per unit attributable to the higher ratio of hand-held units, which generate lower average revenue per unit, in the installed base.

        COST OF REVENUES. Cost of revenues increased $1.1 million, or 83.4 %, to $2.4 million for the six months ended April 30, 1998, from $1.3 million for the six months ended April 30, 1997. The increase in cost of revenues was primarily due to the greater average number of units installed. As a percentage of revenues, cost of revenues increased to 30.6% from 23.9% in the prior period. The increase was primarily due to increased depreciation expense of $396,000 in the six months ended April 30, 1998 resulting from the higher number of installed units. Personnel costs increased $341,000 in the six months ended April 30, 1998 due to the hiring of additional personnel to enable the Company to service its customers and to facilitate the Company's growth in installations.

        GENERAL AND ADMINISTRATIVE. General and administrative expenses increased $770,000, or 95.6%, to $1.6 million for the six months ended April 30, 1998 from $806,000 for the six months ended April 30, 1997. As a percentage of revenues, general and administrative expenses increased to 20.1% from 14.7% in the prior period. The increase was primarily due to higher personnel costs of $237,000 resulting from hiring eight additional personnel to help manage the Company's growth and increased professional services of $390,000.

        SALES AND MARKETING. Sales and marketing expenses increased $522,000, or 83.1%, to $1.2 million for the six months ended April 30, 1998 from $628,000 for the six months ended April 30, 1997. The increase was primarily due to larger distributor commissions of $209,000 and higher personnel costs of $120,000 resulting from hiring seven additional sales personnel to achieve continued high growth.

        RESEARCH AND DEVELOPMENT. Research and development expenses increased $39,000, or 16.5%, to $275,000 for the six months ended April 30, 1998 from $236,000 for the six months ended April 30, 1997.

        EQUITY IN NET LOSS OF AFFILIATE. Equity in net loss of affiliate of
$2.0 million resulted from losses incurred by the TSBN joint venture for the six months ended April 30, 1998 and a write off the Company's investment and advances to the joint venture with the discontinuance of the TSBN operations in February 1998. Since the Company financed this venture, it recorded 100% of the losses rather than its 50% ownership percentage.

        INTEREST (EXPENSE) INCOME. Net interest income increased $824,000, to $625,000 of income for the six months ended April 30, 1998 from $199,000 of expense for the six months ended April 30, 1997. The increase in net interest income was due primarily to interest on the approximately $32.5 million of net proceeds from the Company's initial public offering (IPO) on December 1, 1997 which was invested in interest bearing investments. The Company paid off approximately $ 3.4 million in debt with proceeds from the IPO in December 1997.

        PROVISION FOR INCOME TAXES. The provision for income taxes decreased $495,000 to $420,000 for the six months ended April 30, 1998 from $915,000 for the six months ended April 30, 1997 primarily due to the loss from TSBN's discontinuance. The Company's effective income tax rate remained constant at approximately 40% in each period.

        NET INCOME. As a result of the factors discussed above, net income decreased $ 736,000 to $655,000 for the six months ended April 30, 1998 from $1.4 million for the six months ended April 30, 1997.


LIQUIDITY AND CAPITAL RESOURCES

        The Company received net proceeds of approximately $32.5 million from the sale of 3,270,000 shares of Common Stock in its IPO, which closed on December 1, 1997. At April 30, 1998, the Company had cash and equivalents of $28.7 million. The Company used approximately $3.4 million of the net proceeds to pay off long-term debt and short-term borrowings in December 1997.

        The Company has primarily used its cash flow to purchase additional bingo units to install in customers' bingo halls and to meet its ordinary operating expenses. GameTech currently has with Wells Fargo Bank, N. A. ("Wells Fargo") a $3 million line of credit (the "Revolving Credit Facility"), which has an interest rate based on the prime rate plus 0.5% or LIBOR plus 2.5%, at the Company's option on which the outstanding balance at April 30, 1998 was zero. The principal sources of the Company's liquidity prior to the IPO were: cash flow from operations; borrowing under the Revolving Credit Facility and a term loan with Wells Fargo (the "Term Loan"), which was repaid with a portion of the net proceeds from the IPO; the issuance to officers of promissory notes convertible into Common Stock and sales of Common Stock. In addition on September 2, 1997 the Company issued and sold 400,000 shares of Series A Preferred Stock for net proceeds of $2.8 million. All outstanding shares of Series A Preferred Stock were converted into Common Stock at the close of the IPO.

        The Revolving Credit Facility expires on August 11, 1998. The Company repaid borrowings under the Revolving Credit Facility with a portion of the net proceeds from the IPO. The Company expects to maintain availability under the Revolving Credit Facility and does not anticipate that it will have difficulty refinancing or replacing the Revolving Credit Facility should it so desire. Covenants under this credit facility restrict payment of cash dividends and interest to holders of convertible notes without prior consent of Wells Fargo.

        Operating activities provided $2.2 million of cash for the six months ended April 30, 1998 compared to $1.0 million for the six months ended April 30, 1997. The increase was due primarily to increased depreciation expense of $429,000 and a $2.0 million charge to earnings from the discontinuance of operations and write-off of its investment in TSBN, reduced by lower earnings of $736,000 and further offset by net increases in accounts receivable, deposits and prepaids and a decrease in other current liabilities.

        Investing activities used $4.2 million in the six months ended April 30,1998 compared to $2.6 million in the six months ended April 30, 1997. The increase was due to advances of $1.5 million to TSBN.

        Financing activities provided cash of $29.7 million in the six months ended April 30, 1998 compared to $1.2 million for the six months ended April 30, 1997. The $29.7 million represents the net proceeds from the IPO less the repayment of the Company's debt under the Revolving Credit Facility and the Term Loan.

        The Company believes that cash flow from operations and the net proceeds to the Company from the IPO, together with funds available under the Revolving Credit Facility, will be sufficient to support its operations and provide for budgeted capital expenditures and liquidity requirements for the next twelve months.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        The Company's Revolving Credit Facility with Wells Fargo is a $3 million line of credit with an interest rate based on the prime rate plus 0.5% or LIBOR plus 2.5%, at the Company's option. It expires on August 11, 1998.

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

        SENSITIVITY ANALYSIS. Assuming the Company had a $2 million balance outstanding as of April 30, 1998, the rate of interest calculated using the prime rate plus 0.5% option would be 9%. The Company's monthly interest payment, if the rate stayed constant would be $15,000. If the prime rate rose to 13% , which assumes a very large increase, the Company's monthly payment would be $22,500. A more likely increase of 1 or 2%, given the recent trend of decreasing and relatively low interest rates, would give the Company a monthly payment of $16,667 or $18,333, respectively. The Company does not believe the risk resulting from such fluctuations is material nor that the payment required would have a material effect on cash flow.

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

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

        In November 1996, a patent infringement action and demand for jury trial was commenced against the Company and five other defendants by FortuNet, Inc. in the U.S. District Court, Southern District of California. The other defendants were Advanced Gaming Technology, Inc., American Video Systems, FortuNet Canada, Inc., Network Gaming, Inc. (f/k/a/ Artificial Intelligence), and Multimedia Games, Inc. The complaint alleges that the Company, among others, has infringed, actively induced or contributed to the infringement of U.S. Patent No. 4,624,462 (the "'462 Patent") by making, using and selling, among other acts, electronic bingo devices that allegedly infringe upon at least one claim of the '462 Patent. The '462 Patent was issued in 1986 and will expire in 2001 and is allegedly infringed by the Company's fixed-base bingo units. The plaintiff seeks a preliminary and permanent injunction prohibiting the Company from infringement of the '462 Patent, as well as actual damages, enhanced (treble) damages, attorneys' fees and any other costs. The Company, in July 1997, won its motion for transfer and severance in this action. The U.S. District Court, District of Arizona, has set a pre-trial conference date of February 22, 1999 at which time a trial date will be chosen.

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

        The Company believes that its products do not infringe any valid claim of either the '462 Patent or the '940 Patent and intends to continue to defend against both actions vigorously. However, there can be no assurance that favorable outcomes will be obtained or that if either or both actions are resolved in favor of the plaintiffs, such results would not have a material adverse effect on the Company's financial position, results of operations or cash flow.

        In October 1997, two actions were commenced against the Company by Apex Wholesale, Inc. ("Apex") in the U.S. District Court, Southern District of California. The Company formerly purchased its hand-held units manufactured by Tidalpower Technologies, Inc. ("Tidalpower") through Apex but terminated such arrangement in September 1996 and now purchases hand-held units directly from Tidalpower. The defendants (in addition to the Company) were Tidalpower, Green Dollars Industrial Ltd. (a foreign corporation), Vern D. Blanchard, Richard T. Fedor, Clarence H. Thiesen, Leo Lee (a foreign national), Doris Tsao (a foreign national), and Morgan Chen (a foreign national). In one action, Apex is asserting copyright infringement, breach of contract, breach of fiduciary duty, interference with contract and prospective economic advantage, and trade secret claims on GameTech's hand-held bingo units. The complaint alleges that the Company breached various oral agreements with Apex and then misappropriated, developed and marketed hand-held bingo units which allegedly were developed through a cooperative effort of Apex, Vern D. Blanchard, and Jeff Rogers (an individual). Apex seeks general damages, injunctive relief, exemplary and punitive damages, attorney's fees, and any other costs the court deems proper.

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

        The Company has answered Apex's amended complaint in the fraudulent transfer action. The Company has filed a motion to dismiss on four claims in Apex's amended complaint in the copyright action. This motion is scheduled to be heard on August 3, 1998.

        The Company intends to vigorously defend itself against the Apex actions. These actions are in the early stages of litigation and there can be no assurance that favorable outcomes will be obtained or that if the actions are resolved in favor of the plaintiff, such results would not have a material adverse effect on the Company.

        On December 1, 1997, a cross-complaint for breach of contract and declaratory relief was brought against the Company, Richard T. Fedor and Gary R. Held by Diamond Game Enterprises ("Diamond") in the Superior Court of the State of California, Los Angeles County. The cross-complaint is a response to a complaint for recovery of money, and money received, and breach of contract brought by Richard T. Fedor on September 30, 1997 against Diamond. Mr. Fedor alleges that Diamond breached the terms of an oral agreement pursuant to which Mr. Fedor loaned $300,000 to Diamond. In its cross-complaint, Diamond alleges that the Company breached the terms of an oral contract by failing to pay a $671,000 balance allegedly owed under an oral purchase agreement for 134 pull-tab dispensers which were to be manufactured by Diamond. These actions are in the early stages of litigation and there can be no assurance that favorable outcomes will be obtained or that if the actions are resolved in favor of Diamond, such results would not have a material adverse effect on the Company. All activities in relation to both the cross-complaint and complaint have been stayed by the mutual agreement of the parties so that ongoing settlement discussions may continue.

        On February 13, 1998 and March 2, 1998, respectively, purported securities class action lawsuits were filed in the United States District Court, District of Arizona, against the Company, Richard T. Fedor, Clarence H. Thiesen, Gary R. Held, John J. Paulson and Conrad J. Granito, Jr. On April 13, 1998, the district court issued an order consolidating these two actions. The court's order also provides for the consolidation of any subsequently filed action that is related to the claims asserted in the consolidated actions.

        On April 16, 1998, a purported securities class action was filed in the United States District Court, District of Arizona, against the Company, Donaldson, Lufkin & Jenrette Securities Corporation, Prudential Securities Incorporated, Richard T. Fedor, Clarence H. Thiesen, Gary R. Held, Conrad J. Granito, Jr., John J. Paulson and Paul M. Wehrs. The Company believes that this action is related to the consolidated actions and, therefore, will be consolidated with those actions.

        Plaintiffs in the pending securities class action lawsuits allege that the prospectus and registration statement issued in connection with the Company's November 25, 1997 initial public offering contained material misstatements and omissions. Plaintiffs, who purport to represent persons who purchased the Company's common stock pursuant to the November 25, 1997 securities offering, assert claims under Sections 11, 12(2), and 15 of the Securities Act of 1933.

        The Company intends to vigorously defend itself against the securities class actions. These actions are in the early stages of litigation and there can be no assurance that favorable outcomes will be obtained or that if the actions are resolved in favor of the plaintiffs, such results would not have a material adverse effect on the Company.

        Many aspects of the Company's business involve substantial risks of liability. In the normal course of business, the Company may be named as defendant or co-defendant in lawsuits involving primarily claims for damages.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS.

        SALES OF UNREGISTERED SECURITIES DURING THE THREE MONTHS ENDED APRIL 30, 1998

        On various dates during the three months ended April 30, 1998, Company employees exercised stock options granted in partial compensation for their services to purchase an aggregate of 141,250 shares of Common Stock in private sales for an aggregate consideration of $135,812.50 in reliance upon Section 4(2) of the Securities Act as a transaction not involving a public offering.

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

        From the effective date of the Registration Statement to the end of the reporting period the Company has used none of the net offering proceeds for construction of plant, building and facilities; for the purchase of real estate; or for the acquisition of other businesses. The Company has used $3.4 million for the repayment of indebtedness and $28.5 million for temporary investments in short-term securities of the net offering proceeds.

        None of these payments have been direct or indirect payments to directors, officers or other affiliates of the Company.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

        Not Applicable

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        Not Applicable

ITEM 5. OTHER INFORMATION

        Not Applicable

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

        a) Exhibits:

           See Attached Exhibit Index

        b) Reports on Form 8-K:

           On March 16, 1998, the Company filed a Form 8-K announcing the appointment of Todd S. Myhre to the position of Chief Executive Officer.

           On April 17, 1998, the Company filed a Form 8-K announcing the appointment of Douglas M. Hayes and Frederick C. Lane to the Board of Directors for GameTech International, Inc.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


     SIGNATURE                  TITLE                               DATE


/s/ JOHN J. PAULSON                                                6/15/98
----------------------                                           -----------
John J. Paulson           Chief Financial Officer / Treasurer
                          (Authorized Officer and Principal
                          Financial Officer)

EXHIBIT INDEX

EXHIBIT
NUMBER

3.1      Certificate of Incorporation of the Company, as amended (1)

3.2      Amended and Restated Bylaws of the Company (1)

4.1      GameTech International, Inc. Incentive Stock Plan (1)

4.2      Specimen Common Stock certificate (1)

10.1 Employment Agreement between GameTech International, Inc. and Todd S. Myhre (2)

27.1     Financial Data Schedule (2)

-------------------------------------------------------------------------------




(1)   Incorporated Herein by Reference to Registration Statement
      No. 333-34967
(2)   Filed with this Report