Form 10-Q
period 1998-07-31
GAMETECH INTERNATIONAL INC
filed 1998-09-14
CIK 1045014

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q



(Mark One)
/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          FOR THE QUARTERLY PERIOD ENDED JULY 31, 1998

                                       OR

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          FOR THE TRANSITION PERIOD FROM ______________ TO ______________

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.  Yes /X/    No / /



     On September 10, 1998, the registrant had outstanding 10,058,342 shares of its Common Stock, par value $.001 per share.

                         GAMETECH INTERNATIONAL, INC.

                                    INDEX

                                                                      Page No.
Part I.    Financial Information:

Item 1.    Financial Statements  (Unaudited)

          Balance Sheets
            July 31, 1998 and October 31, 1997 . . . . . . . . . . . .    3

          Statements of Operations
            Three Months Ended July 31, 1998 and 1997. . . . . . . . .    4
            Nine Months Ended July 31, 1998 and 1997 . . . . . . . . .    4

          Statements of Cash Flows
            Nine Months Ended July 31, 1998 and 1997 . . . . . . . . .    5

          Notes to Financial Statements. . . . . . . . . . . . . . . .    6

  Item 2. Management's Discussion and Analysis of Financial Condition
          and Results of Operations. . . . . . . . . . . . . . . . . .    9

  Item 3. Market Risk Disclosure . . . . . . . . . . . . . . . . . . .   12

Part II.  Other Information

  Item 1. Legal Proceedings. . . . . . . . . . . . . . . . . . . . . .   14

  Item 2. Changes in Securities and Use of Proceeds. . . . . . . . . .   15

  Item 6. Exhibits and Reports on Form 8 - K . . . . . . . . . . . . .   17

Signatures   . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   18

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                          GAMETECH INTERNATIONAL, INC.
                                 BALANCE SHEETS
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)


                                                                       JULY 31,       OCTOBER 31,
                                                                         1998            1997
                                                                      -----------     -----------
                                                                      (Unaudited)
ASSETS:
Current assets:
   Cash and equivalents                                                  $16,357        $ 1,020
   Short-term investments                                                 10,766              -
   Accounts receivable, less allowance for doubtful accounts
     of $281 in 1998 and $164 in 1997                                      1,746          1,151
   Deposits                                                                  383            108
   Other current assets                                                      231             49
   Prepaid and deferred income taxes                                         415            196
                                                                         -------        -------
     Total current assets                                                 29,898          2,524


Bingo units, furniture and equipment, net                                 11,932          9,025
Intangibles, less accumulated amortization of $331 in 1998
  and $238 in 1997                                                           445            368
Investment in and advances to affiliate                                        -            526
Other assets, net                                                          1,235            808
                                                                         -------        -------
     Total assets                                                        $43,510        $13,251
                                                                         -------        -------
                                                                         -------        -------


LIABILITIES AND STOCKHOLDERS' EQUITY:
Current liabilities:
  Short-term borrowings from bank                                        $     -        $   550
   Accounts payable                                                          652            403
   Other current liabilities                                                 399            727
   Current portion of long-term debt obligations                             338          1,266
                                                                         -------        -------

     Total current liabilities                                             1,389          2,946


Convertible notes payable to officers, including accrued
  interest                                                                     -          1,526
Long-term debt obligations                                                   599          1,600
Deferred income taxes                                                        368            368

Commitments and contingencies

Redeemable convertible preferred stock, $.001 par value:
  5,000,000 shares authorized; 400,000 shares issued and
  outstanding in 1997 (none in 1998)                                           -          2,835

Stockholders' equity:
   Common stock, $.001 par value: 40,000,000 shares
     authorized; 9,988,342 shares issued and outstanding
     in 1998 and 4,621,491 in 1997                                            10              5
   Capital in excess of par value                                         37,116             36
   Retained earnings                                                       5,319          3,935
   Less: treasury stock, 315,900 shares                                   (1,291)             -
                                                                         -------        -------

     Total stockholders' equity                                           41,154          3,976
                                                                         -------        -------
     Total liabilities and stockholders' equity                          $43,510        $13,251
                                                                         -------        -------
                                                                         -------        -------

                       See notes to financial statements.

                          GAMETECH INTERNATIONAL, INC.
                           STATEMENTS OF OPERATIONS
              (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

                                           THREE MONTHS ENDED             NINE MONTHS ENDED
                                                JULY 31,                        JULY 31,
                                           1998           1997            1998            1997
                                        -----------     ----------     -----------     ----------
                                                (Unaudited)            (Unaudited)
Revenues                                $     4,093     $    3,406     $    11,948     $    8,892

Operating expenses:
  Cost of revenues                            1,353            933           3,758          2,244
  General and administrative                  1,076            542           2,651          1,348
  Sales and marketing                           677            355           1,827            983
  Research and development                      184            149             459            385
                                        -----------     ----------     -----------     ----------
                                              3,290          1,979           8,695          4,960
                                        -----------     ----------     -----------     ----------

Income from operations                          803          1,427           3,253          3,932

Equity in net loss of affiliate                  --            (42)         (2,000)           (42)
Interest income (expense), net                  390           (120)          1,015           (319)
                                        -----------     ----------     -----------     ----------

Income before provision for income taxes      1,193          1,265           2,268          3,571

Provision for income taxes                      464            501             884          1,416
                                        -----------     ----------     -----------     ----------

Net income                              $       729     $      764     $     1,384     $    2,155
                                        -----------     ----------     -----------     ----------
                                        -----------     ----------     -----------     ----------

Basic net income per share              $      0.07     $     0.17     $      0.15     $     0.49
                                        -----------     ----------     -----------     ----------
                                        -----------     ----------     -----------     ----------

Diluted net income per share            $      0.07     $     0.11     $      0.13     $     0.34
                                        -----------     ----------     -----------     ----------
                                        -----------     ----------     -----------     ----------

Shares used in the calculation of
  net income per share:

    Basic                                 9,901,374      4,434,735       9,332,124      4,442,651
                                        -----------     ----------     -----------     ----------
                                        -----------     ----------     -----------     ----------

    Diluted                              10,862,281      7,121,234      10,676,523      6,632,133
                                        -----------     ----------     -----------     ----------
                                        -----------     ----------     -----------     ----------


                         See notes to financial statements.



                         GAMETECH INTERNATIONAL, INC.
                           STATEMENTS OF CASH FLOWS
                FOR THE NINE MONTHS ENDED JULY 31, 1998 AND 1997
                             (Dollars in thousands)

                                                                                                  1998               1997
                                                                                              ------------       ------------
                                                                                              (UNAUDITED)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                                                    $    1,384         $   2,155
Adjustments to reconcile net income to net cash provided by operating activities:
  Depreciation and amortization                                                                    1,692               979
  Accrued interest payable to officers                                                                13               140
  Deferred income taxes                                                                               --                (3)
  Equity in net loss of affiliate                                                                   2000                42
Changes in operating assets and liabilities:
  Accounts receivable, net                                                                          (595)             (568)
  Deposits                                                                                          (275)             (768)
  Prepaid expenses and other current assets                                                         (182)              (24)
  Prepaid and deferred income taxes                                                                 (219)               --
  Accounts payable                                                                                   249                98
  Other current liabilities                                                                         (328)              210
                                                                                              ------------       -----------
Net cash provided by operating activities                                                          3,739             2,261

CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in short-term investments                                                             (10,766)              --
Capital expenditures for bingo units, furniture and equipment                                     (4,285)           (3,580)
Investment in and advances to affiliate                                                           (1,474)             (170)
Capitalized software development costs                                                              (170)              (75)
                                                                                              ------------       -----------

Net cash used in investing activities                                                            (16,695)           (3,825)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from short-term borrowings from bank                                                         --             2,580
Payments on short-term notes payable and borrowings from bank                                       (550)             (750)
Proceeds from long-term debt                                                                          --               403
Payments on long-term debt                                                                        (2,866)             (378)
Payments for buyout of distributorship agreement                                                    (363)               --
Payment for repurchase of common stock and cancellation of a note                                     --              (250)
   payable to an officer
Proceeds from sales of common stock                                                               33,363                 8
Payments for repurchase of common stock for treasury                                              (1,291)               --
                                                                                              ------------       -----------

Net cash provided by financing activities                                                         28,293             1,613
                                                                                              ------------       -----------
Net increase in cash and equivalents                                                              15,337                49
Cash and equivalents at beginning of period                                                        1,020               166
                                                                                              ------------       -----------
Cash and equivalents at end of period                                                         $   16,357         $     215
                                                                                              ------------       -----------
                                                                                              ------------       -----------

                       See notes to financial statements.

                            GAMETECH INTERNATIONAL, INC.
                           NOTES TO FINANCIAL STATEMENTS
                                   JULY 31, 1998
                                    (UNAUDITED)


1.   NOTES TO FINANCIAL STATEMENTS

NOTE A.  BASIS OF PRESENTATION

    The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three- and nine-month periods ended July 31, 1998 are not necessarily indicative of the results that may be expected for the year ending October 31, 1998. For further information refer to the financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended October 31, 1997.

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

                                                                 (In thousands, except share and per share amounts)
                                                             Three months ended July 31,          Nine months ended July 31,

                                                               1998               1997                1998           1997
                                                             ---------         ---------          ----------      ---------
Numerator:
  Net income                                               $       729               764          $    1,389      $   2,155
                                                           -----------         ---------          ----------      ---------
  Numerator for basic earnings per share                           729               764               1,389          2,155

  Effect of dilutive securities:
     After-tax interest on convertible notes payable                 -                28                   8             82
                                                           -----------         ---------          ----------      ---------
     Numerator for diluted earnings per share -
     income available to common stockholders
     after assumed conversions                             $       729         $     792          $    1,397      $   2,237
                                                           -----------         ---------          ----------      ---------
                                                           -----------         ---------          ----------      ---------
Denominator:
  Denominator for basic earnings per share
     Weighted average shares                                 9,901,374         4,434,735           9,332,124      4,442,651
  Effect of dilutive securities:
     Stock options                                             960,907         1,216,918           1,167,645        764,535
     Convertible preferred stock                                     -                 -              43,478              -
     Convertible notes payable                                       -         1,469,671             133,275      1,424,947
                                                           -----------         ---------          ----------      ---------

Denominator for diluted earnings per share                  10,862,281         7,121,324          10,676,523      6,632,133
                                                           -----------         ---------          ----------      ---------
                                                           -----------         ---------          ----------      ---------

Basic earnings per share                                   $      0.07         $    0.17          $     0.15      $    0.49
                                                           -----------         ---------          ----------      ---------
                                                           -----------         ---------          ----------      ---------

Diluted earnings per share                                 $      0.07         $    0.11          $     0.13      $    0.34
                                                           -----------         ---------          ----------      ---------
                                                           -----------         ---------          ----------      ---------

NOTE C. COMMITMENTS AND CONTINGENCIES

LITIGATION

     In November 1996, a patent infringement action alleging infringement of U.S Patent No. 4,624,462 (the "'462 Patent") and demand for jury trial was commenced against the Company and five other defendants by FortuNet, Inc. in the U.S. District Court, Southern District of California. The Company, in July 1997, won its motion for transfer and severance in this action. In July 1998 the action was dismissed without prejudice.

     In March 1996, a patent infringement action and demand for jury trial was commenced against the Company by Bingo Technology Corporation, Inc. (formerly Bingo Card Minder Corporation), in the U.S. District Court, Northern District of California. The complaint alleges that the Company has infringed, actively induced or contributed to the infringement of U.S. Patent No. 4,378,940 (the "'940 Patent") by making, using and selling, among other acts, electronic bingo devices that allegedly infringe upon at least one claim of the '940 Patent. The '940 Patent was issued in 1983 and will expire in 2000 and is allegedly infringed by the Company's hand-held bingo units. The plaintiff seeks a permanent injunction prohibiting the Company from infringement of the '940 Patent, as well as actual damages, enhanced (treble) damages, attorneys' fees and costs. A trial date has been set for December 7, 1998.

     The Company believes that its products do not infringe any valid claim of the '940 Patent and intends to continue to defend against this action vigorously. However, there can be no assurance that favorable outcomes will be obtained or that if the action were resolved in favor of the plaintiff, such results would not have a material adverse effect on the Company's financial position, results of operations or cash flow.

     In October 1997, Apex Wholesale, Inc. ("Apex") commenced two actions against the Company in the U.S. District Court, Southern District of California. The Company formerly purchased its hand-held units manufactured by Tidalpower Technologies, Inc. ("Tidalpower") through Apex but terminated such arrangement in September 1996 and now purchases hand-held units directly from Tidalpower. The named defendants (in addition to the Company) in this action are Tidalpower, Green Dollars Industrial Ltd. (a foreign corporation), Vern D. Blanchard, Richard T. Fedor, Clarence H. Thiesen, Leo Lee (a foreign national), Doris Tsao (a foreign national), and Morgan Chen (a foreign national). In one action, Apex is asserting copyright infringement, breach of contract, breach of fiduciary duty, interference with contract and prospective economic advantage, and trade secret claims on GameTech's hand-held bingo units. The complaint alleges that the Company breached various oral agreements with Apex and then misappropriated, developed and marketed hand-held bingo units which allegedly were developed through a cooperative effort of Apex, Vern D. Blanchard, and Jeff Rogers (an individual). Apex seeks general damages, injunctive relief, exemplary and punitive damages, attorney's fees, and any other costs the court deems proper.

      In the second action, Apex seeks to avoid an alleged fraudulent transfer. Apex alleges that the Company, as well as Tidalpower, Green Dollars Industrial Ltd., Leo Lee, Doris Tsao, and Morgan Chen conspired to avoid a right to attach order and default judgment entered in favor of Apex against Green Dollars Industrial Ltd. Apex seeks general damages in the amount of $400,400, special damages totaling $35,000, exemplary or punitive damages in the sum of $1,201,200, prejudgment interest, costs of suit and any other relief the court finds proper.

     The Company has answered Apex's amended complaint in the fraudulent transfer action. In August 1998 the Company won its motion to dismiss four claims, for breach of fiduciary duty (2 claims) constructive fraud, and tortious breach of the covenant of good faith and fair dealing, in Apex's amended complaint in the copyright action. The Company expects to file its answer to the remaining claims, as well as counterclaims against Apex, in the copyright action shortly.

     The Company intends to vigorously defend itself against the Apex actions. These actions are in the early stages of litigation and there can be no assurance that favorable outcomes will be obtained or that if the actions are resolved in favor of the plaintiff, such results would not have a material adverse effect on the Company.

     On December 1, 1997, a cross-complaint for breach of contract and declaratory relief was brought against the Company, Richard T. Fedor and Gary
R. Held by Diamond Game Enterprises ("Diamond") in the Superior Court of the State of California, Los Angeles County. The cross-complaint is a response to a complaint for recovery of money, and money received, and breach of contract brought by Richard T. Fedor on September 30, 1997 against Diamond. Mr. Fedor alleges that Diamond breached the terms of an oral agreement pursuant to which Mr. Fedor loaned $300,000 to Diamond. In its cross-complaint, Diamond alleges that the Company breached the terms of an oral contract by failing to pay a $671,000 balance allegedly owed under an oral purchase agreement for 134 pull-tab dispensers which were to be manufactured by Diamond. These actions are in the early stages of litigation and there can be no assurance that favorable outcomes will be obtained or that if the actions are resolved in favor of Diamond, such results would not have a material adverse effect on the Company. All activities in relation to both the cross-complaint and complaint have been stayed by the mutual agreement of the parties pending the conclusion of ongoing settlement discussions.

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

     Many aspects of the Company's business involve substantial risks of liability. In the normal course of its business, the Company may be named as defendant or co-defendant in lawsuits involving primarily claims for damages.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion should be read in conjunction with the financial statements and notes thereto included elsewhere in this Form 10-Q.

RESULTS OF OPERATIONS

THREE MONTHS ENDED JULY 31, 1998 COMPARED TO THREE MONTHS ENDED JULY 31, 1997

     REVENUES. Revenues increased $687,000, or 20.2%, to $4.1 million for the three months ended July 31, 1998 from $3.4 million for the three months ended July 31, 1997. This increase in revenues was primarily due to a 99.1% increase in the average number of units installed to 11,000 during the three months ended July 31, 1998 from 5,525 during the three months ended July 31, 1997. The impact of the large increase in number of units was partially offset by a competitive price adjustment and the higher ratio of hand-held, which generate lower average revenue per unit, versus fixed-base units in the installed base.

     COST OF REVENUES. Cost of revenues increased $420,000, or 45.0%, to $1.4 million for the three months ended July 31, 1998 from $933,000 for the three months ended July 31, 1997. The increase in cost of revenues was primarily due to the greater average number of units installed. As a percentage of revenues, cost of revenues increased to 33.1% from 27.4% in the prior period. The increase was primarily due to increased depreciation expense of $229,000 in the three months ended July 31, 1998 resulting from the higher number of installed units. Personnel costs increased $140,000 in the three months ended July 31, 1998 due to hiring additional personnel to enable the Company to service its customers and to facilitate the Company's growth in installations.

     GENERAL AND ADMINISTRATIVE. General and administrative expenses increased $534,000, or 98.5%, to $1.1 million for the three months ended July 31, 1998 from $542,000 for the three months ended July 31, 1997. As a percentage of revenues, general and administrative expenses increased to 26.3% from 15.9% in the prior period. The increase was primarily due to increased legal fees of $371,000.

     SALES AND MARKETING. Sales and marketing expenses increased $322,000, or 90.7%, to $677,000 for the three months ended July 31, 1998 from $355,000 for the three months ended July 31, 1997. The increase was primarily due to larger distributor commissions of $91,000, and higher personnel costs of $144,000 resulting from hiring eight additional sales personnel to increase the number of installed units and service the resultantly increased customer base.

     RESEARCH AND DEVELOPMENT. Research and development expenses increased $35,000, or 23.5%, to $184,000 for the three months ended July 31, 1998 from $149,000 for the three months ended July 31, 1997.

     INTEREST (EXPENSE) INCOME. Net interest income increased $510,000, to $390,000 of income for the three months ended July 31, 1998 from $120,000 of expense for the three months ended July 31, 1997. The increase in net interest income was due primarily to the interest on approximately $27.1 million of short-term investments and the Company having paid off its approximate $ 3.4 million in debt with proceeds from the IPO in December 1997.

     PROVISION FOR INCOME TAXES. The provision for income taxes decreased $37,000 to $464,000 for the three months ended July 31, 1998 from $501,000 for the three months ended July 31, 1997. The Company's effective income tax rate remained constant at approximately 40% in each period.

     NET INCOME. As a result of the factors discussed above, net income decreased $35,000 to $729,000 for the three months ended July 31, 1998 from $764,000 for the three months ended July 31, 1997.

NINE MONTHS ENDED JULY 31, 1998 COMPARED TO NINE MONTHS ENDED JULY 31, 1997

     REVENUES. Revenues increased $3.1 million, or 34.3%, to $11.9 million for the nine months ended July 31, 1998 from $8.9 million for the nine months ended July 31, 1997. This increase in revenues was primarily due to a 110% increase in the average number of units installed to 9,231 during the nine months ended July 31, 1998 from 4,386 during the nine months ended July 31, 1997. The impact of the large increase in number of units was partially offset by competitive price adjustments and the higher ratio of hand-held, which generate lower average revenue per unit, versus fixed-base units in the installed base.

     COST OF REVENUES. Cost of revenues increased $1.5 million, or 67.5 %, to $3.8 million for the nine months ended July 31, 1998, from $2.2 million for the nine months ended July 31, 1997. The increase in cost of revenues was primarily due to the greater average number of units installed. As a percentage of revenues, cost of revenues increased to 31.5% from 25.2% in the prior period. The increase was primarily due to increased depreciation expense of $626,000 in the nine months ended July 31, 1998 resulting from the higher number of installed units. Personnel costs increased $485,000 in the nine months ended July 31, 1998 due to the hiring of additional personnel to enable the Company to service its customers and to facilitate the Company's growth in installations.

     GENERAL AND ADMINISTRATIVE. General and administrative expenses increased $1.3 million, or 96.7%, to $2.6 million for the nine months ended July 31, 1998 from $1.3 million for the nine months ended July 31, 1997. As a percentage of revenues, general and administrative expenses increased to 22.2% from 15.2% in the prior period. The increase was primarily due to higher personnel costs of $259,000 resulting from hiring additional personnel to help manage the Company's growth and increased legal fees of $731,000.

     SALES AND MARKETING. Sales and marketing expenses increased $844,000, or 85.9%, to $1.8 million for the nine months ended July 31, 1998 from $983,000 for the nine months ended July 31, 1997. The increase was primarily due to larger distributor commissions of $381,000 and higher personnel costs of $288,000 resulting from hiring eight additional sales personnel to increase the number of installed units and service the resultantly increased customer base.

     RESEARCH AND DEVELOPMENT. Research and development expenses increased $74,000, or 19.2%, to $459,000 for the nine months ended July 31, 1998 from $385,000 for the nine months ended July 31, 1997.

     EQUITY IN NET LOSS OF AFFILIATE.   Equity in net loss of affiliate of
$2.0 million resulted from losses incurred by The Satellite Bingo Network (" TSBN") joint venture for the nine months ended July 31, 1998 and a write off of the Company's investment and advances to the joint venture with the discontinuance of the TSBN operations in February 1998. Since the Company financed this venture, it recorded 100% of the losses rather than its 50% ownership percentage.

     INTEREST (EXPENSE) INCOME. Net interest income increased $1.3 million, to $1.0 million of income for the nine months ended July 31, 1998 from $319,000 of expense for the nine months ended July 31, 1997. The increase in net interest income was due primarily to interest on the net proceeds from the Company's initial public offering (IPO) on December 1, 1997 which was invested in interest bearing investments. The Company paid off approximately $ 3.4 million in debt with proceeds from the IPO in December 1997.

     PROVISION FOR INCOME TAXES. The provision for income taxes decreased $532,000 to $884,000 for the nine months ended July 31, 1998 from $1.4 million for the nine months ended July 31, 1997 primarily due to the loss from TSBN's discontinuance. The Company's effective income tax rate remained constant at approximately 40% in each period.

     NET INCOME. As a result of the factors discussed above, net income decreased $ 771,000 to $1.4 million for the nine months ended July 31, 1998 from $2.2 million for the nine months ended July 31, 1997.

LIQUIDITY AND CAPITAL RESOURCES

     The Company received net proceeds of approximately $32.5 million from the sale of 3,270,000 shares of its Common Stock in its IPO, which closed on December 1, 1997. At July 31, 1998, the Company had cash and equivalents and short-term investments totaling $27.1 million. The Company used approximately $3.4 million of the net proceeds to pay off long-term debt and short-term borrowings in December 1997.

     The Company has primarily used its cash flow to purchase additional bingo units to install in customers' bingo halls and to meet its ordinary operating expenses. GameTech currently has a $10.0 million line of credit (the "Revolving Credit Facility") with Wells Fargo Bank, N. A. ("Wells Fargo"), which has an interest rate based on the prime rate or LIBOR plus 2.0%, at the Company's option, on which there was no outstanding balance at July 31, 1998. The principal sources of the Company's liquidity prior to the IPO were: cash flow from operations; borrowing under the Revolving Credit Facility and a term loan with Wells Fargo (the "Term Loan"), which was repaid with a portion of the net proceeds from the IPO; the issuance to officers of promissory notes convertible into Common Stock and sales of Common Stock. In addition, on September 2, 1997, the Company issued and sold 400,000 shares of Series A Preferred Stock for net proceeds of $2.8 million. All outstanding shares of Series A Preferred Stock were converted into Common Stock at the close of the IPO.

     The Revolving Credit Facility expires on March 31, 2000. Covenants under this credit facility restrict the Company's payment of cash dividends, as well as other customary covenants.

     Operating activities provided $3.7 million of cash for the nine months ended July 31, 1998 compared to $2.3 million for the nine months ended July 31, 1997. The increase was primarily the net result of $771,000 in lower earnings being offset by the effect of a $713,000 increase in depreciation expense, a $2.0 million charge to earnings from the discontinuance of operations and write-off of the Company's investment in TSBN and other adjustments of $464,000.

     Investing activities used $5.9 million in the nine months ended July 31, 1998 compared to $3.8 million in the nine months ended July 31, 1997. The increase was due to increased capital expenditures of $705,000 and increased advances of $1.3 million to TSBN.

     Financing activities provided cash of $28.3 million in the nine months ended July 31, 1998 compared to $1.6 million for the nine months ended July 31, 1997. The $28.3 million represents the net proceeds from the IPO less the repayment of the Company's debt under the Revolving Credit Facility and the Term Loan, the repurchase of $1.3 million of treasury stock, and $363,000 of payments made on the buyout of a distributorship agreement.

     The Company believes that cash flow from operations and the net proceeds to the Company from the IPO, together with funds available under the Revolving Credit Facility, will be sufficient to support its operations and provide for budgeted capital expenditures and liquidity requirements for the next twelve months.

YEAR 2000 RISKS

     Year 2000 compliance concerns the ability of certain computerized information systems to properly recognize date-sensitive information as the year 2000 approaches. Systems that do not recognize such information could generate erroneous data or cause systems to fail. The Company is at risk both for its own Year 2000 compliance and for the Year 2000 compliance of those with whom it does business.

     The Year 2000 compliance assessments of the Company's information and operating systems are in progress. The Company is also investigating the Year 2000 compliance efforts of suppliers and other third party entities with whom the Company does business and has material relationships, with a goal of preventing the Company's operations from being adversely affected by
significant compliance problems of others.   The Company intends that all
material Year 2000 issues identified will be corrected by the end of 1999. The total amount of costs to be incurred by the Company to address Year 2000 issues cannot be reasonably estimated at this time. While the actual effects of the Year 2000 issue on the Company may be different from the current assessment, the Company does not believe that the Year 2000 issues will have a material effect on its business, operations or financial condition.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company's Revolving Credit Facility with Wells Fargo is a $10 million line of credit with an interest rate based on the prime rate or LIBOR plus 2.0%, at the Company's option. The line of credit expires on March 31, 2000.

     Because the interest rate on the Revolving Credit Facility is variable, the Company's cash flow may be affected by increases in interest rates, in that the Company would be required to pay more interest in the event that both the prime and LIBOR interest rates increase. Management does not, however, believe that any risk inherent in the variable-rate nature of the loan is likely to have a material effect on the Company's interest expense or available cash. The Company currently maintains a zero balance on the Revolving Credit Facility (at the end of the fiscal 1997 period, the outstanding balance was approximately $550,000). Even if the Company were to draw down on the line prior to its expiration and an unpredicted increase in both alternate rates occurred, it would not be likely to have a material effect on the Company's interest expense or available cash.

         SENSITIVITY ANALYSIS. Assuming the Company had a $2 million balance outstanding as of July 31, 1998, the rate of interest calculated using the prime rate option would be 8.5%. The Company's monthly interest payment, if the rate stayed constant would be $14,167. If the prime rate rose to 13%, which assumes an unusually large increase, the Company's monthly payment would be $21,667. A more likely increase of 1 or 2%, given the recent trend of decreasing and relatively low interest rates, would result in a monthly payment of $15,833 or $17,500, respectively. The Company does not believe the risk resulting from such fluctuations is material nor that the payment required would have a material effect on cash flow.

CAUTIONARY STATEMENT FOR PURPOSES OF THE "SAFE HARBOR" PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

     This document includes various "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which represent the Company's expectations or beliefs concerning future events. Statements containing expressions such as "believes," "anticipates" or "expects" used in the Company's press releases and periodic reports on Forms 10-K and 10-Q filed with the Commission are intended to identify forward-looking statements. All forward-looking statements involve risks and uncertainties, many of which are beyond the Company's control. Although the Company believes its expectations are based upon reasonable assumptions within the bounds of its knowledge of its business and operations, there can be no assurances that actual results will not materially differ from expected results. The Company cautions that these and similar statements included in this report are further qualified by important factors that could cause actual results to differ materially from those in the forward-looking statements. Such factors could include, without limitation, the following: increased competition in existing markets; a decline in the public participation in bingo; the limitation, conditioning or suspension of any of the Company's bingo permits or licenses; increases in or new taxes imposed on bingo revenues or bingo devices; a finding of unsuitability by regulatory officers with respect to the Company's officers, directors or key employees; loss or retirement of key executives; adverse economic or regulatory conditions in the Company's key markets; adverse results of significant litigation matters. Readers are cautioned not to place undue reliance on forward-looking statements, which speak only as of the date thereof. The Company undertakes no obligation to publicly release any revisions to such forward-looking statements to reflect events or circumstances after the date hereof.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     In November 1996, a patent infringement action alleging infringement of U.S Patent No. 4,624,462 (the "'462 Patent") and demand for jury trial was commenced against the Company and five other defendants by FortuNet, Inc. in the U.S. District Court, Southern District of California. The Company, in July 1997, won its motion for transfer and severance in this action. In July 1998 the action was dismissed without prejudice.

     In March 1996, a patent infringement action and demand for jury trial was commenced against the Company by Bingo Technology Corporation, Inc. (formerly Bingo Card Minder Corporation), in the U.S. District Court, Northern District of California. The complaint alleges that the Company has infringed, actively induced or contributed to the infringement of U.S. Patent No. 4,378,940 (the "'940 Patent") by making, using and selling, among other acts, electronic bingo devices that allegedly infringe upon at least one claim of the '940 Patent. The '940 Patent was issued in 1983 and will expire in 2000 and is allegedly infringed by the Company's hand-held bingo units. The plaintiff seeks a permanent injunction prohibiting the Company from infringement of the '940 Patent, as well as actual damages, enhanced (treble) damages, attorneys' fees and costs. A trial date has been set for December 7, 1998.

     The Company believes that its products do not infringe any valid claim of the '940 Patent and intends to continue to defend against this action vigorously. However, there can be no assurance that favorable outcomes will be obtained or that if the action were resolved in favor of the plaintiff, such results would not have a material adverse effect on the Company's financial position, results of operations or cash flow.

     In October 1997, Apex Wholesale, Inc. ("Apex") commenced two actions against the Company in the U.S. District Court, Southern District of California. The Company formerly purchased its hand-held units manufactured by Tidalpower Technologies, Inc. ("Tidalpower") through Apex but terminated such arrangement in September 1996 and now purchases hand-held units directly from Tidalpower. The named defendants (in addition to the Company) in this action are Tidalpower, Green Dollars Industrial Ltd. (a foreign corporation), Vern D. Blanchard, Richard T. Fedor, Clarence H. Thiesen, Leo Lee (a foreign national), Doris Tsao (a foreign national), and Morgan Chen (a foreign national). In one action, Apex is asserting copyright infringement, breach of contract, breach of fiduciary duty, interference with contract and prospective economic advantage, and trade secret claims on GameTech's hand-held bingo units. The complaint alleges that the Company breached various oral agreements with Apex and then misappropriated, developed and marketed hand-held bingo units which allegedly were developed through a cooperative effort of Apex, Vern D. Blanchard, and Jeff Rogers (an individual). Apex seeks general damages, injunctive relief, exemplary and punitive damages, attorney's fees, and any other costs the court deems proper.

      In the second action, Apex seeks to avoid an alleged fraudulent transfer. Apex alleges that the Company, as well as Tidalpower, Green Dollars Industrial Ltd., Leo Lee, Doris Tsao, and Morgan Chen conspired to avoid a right to attach order and default judgment entered in favor of Apex against Green Dollars Industrial Ltd. Apex seeks general damages in the amount of $400,400, special damages totaling $35,000, exemplary or punitive damages in the sum of $1,201,200, prejudgment interest, costs of suit and any other relief the court finds proper.

     The Company has answered Apex's amended complaint in the fraudulent transfer action. In August 1998 the Company won its motion to dismiss four claims, for breach of fiduciary duty (2 claims) constructive fraud, and tortious breach of the covenant of good faith and fair dealing, in Apex's amended complaint in the copyright action. The Company expects to file its answer to the remaining claims, as well as counterclaims against Apex, in the copyright action shortly.

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

Court of the State of California, Los Angeles County. The cross-complaint is a response to a complaint for recovery of money, and money received, and breach of contract brought by Richard T. Fedor on September 30, 1997 against Diamond. Mr. Fedor alleges that Diamond breached the terms of an oral agreement pursuant to which Mr. Fedor loaned $300,000 to Diamond. In its cross-complaint, Diamond alleges that the Company breached the terms of an oral contract by failing to pay a $671,000 balance allegedly owed under an oral purchase agreement for 134 pull-tab dispensers which were to be manufactured by Diamond. These actions are in the early stages of litigation and there can be no assurance that favorable outcomes will be obtained or that if the actions are resolved in favor of Diamond, such results would not have a material adverse effect on the Company. All activities in relation to both the cross-complaint and complaint have been stayed by the mutual agreement of the parties pending the conclusion of ongoing settlement discussions.

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

     Many aspects of the Company's business involve substantial risks of liability. In the normal course of its business, the Company may be named as defendant or co-defendant in lawsuits involving primarily claims for damages.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS.

     SALES OF UNREGISTERED SECURITIES DURING THE THREE MONTHS ENDED JULY 31,
     1998

     On various dates during the three months ended July 31, 1998, certain Company employees exercised stock options granted in partial compensation for their services, resulting in the issuance of an aggregate of 68,750 shares of Common Stock for an aggregate consideration of $1,625. Each of these issuances was deemed to be exempt from registration under the Securities Act of 1933, as amended (the "Act"), pursuant to the exemption from registration set forth in Rule 701 promulgated under the Act. All of such offers and sales were made pursuant to written agreements relating to the compensation of such employees, copies of which were provided to them. The aggregate amount of shares offered and sold in reliance on Rule 701 as of September 10, 1998 does not exceed the thresholds set forth in paragraph (b) (5) thereof.

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

      From the effective date of the Registration Statement to the end of the reporting period the Company has used none of the net offering proceeds for construction of plant, building and facilities; for the purchase of real estate; or for the acquisition of other businesses. The Company has used $3.4 million for the repayment of indebtedness and $1.3 million for the repurchase of treasury stock.

      None of these payments have been direct or indirect payments to directors, officers or other affiliates of the Company.

Item 3. Defaults upon Senior Securities

        Not Applicable

Item 4. Submission of Matters to a Vote of Security Holders

        Not Applicable

Item 5. Other Information

        Not Applicable

Item 6.Exhibits and Reports on Form 8-K

        a)   Exhibits:

             27.1   Financial Data Schedule

        b)   Reports on Form 8-K:

             There were no reports on Form 8-K during the quarter ended July 31, 1998.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

     SIGNATURE                           TITLE                     DATE

/s/ John J. Paulson                                            September 14, 1998
--------------------                                           ------------------
John J. Paulson          Chief Financial Officer/Treasurer
                         (Authorized Officer and Principal
                         Financial Officer)