Form 10-K405
period 1998-10-31
GAMETECH INTERNATIONAL INC
filed 1999-01-29
CIK 1045014

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549
                            ------------------------
                                   FORM 10-K

                   FOR ANNUAL AND TRANSITION REPORTS PURSUANT

         TO SECTIONS 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

(MARK ONE)

  /X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED OCTOBER 31, 1998
                                       OR

  / /    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

        FOR THE TRANSITION PERIOD FROM ______________ TO ______________

                        COMMISSION FILE NUMBER 000-23401
                            ------------------------
                          GAMETECH INTERNATIONAL, INC.

             (Exact name of registrant as specified in its charter)

                  DELAWARE                             33-0612983
      (State or other jurisdiction of        (I.R.S. Employer Identification
       incorporation or organization)                    No.   )
     2209 W. 1ST STREET, TEMPE, ARIZONA                   85281
  (Address of principal executive offices)             (Zip code)

       Registrant's telephone number, including area code: (602) 804-1101

          Securities registered pursuant to Section 12(b) of the Act:

  Title of each class      Name of each exchange on which registered
------------------------  --------------------------------------------
          NONE                           NOT APPLICABLE

          Securities registered pursuant to Section 12(g) of the Act:

                    COMMON STOCK, PAR VALUE $.001 PER SHARE
                                (Title of class)
                            ------------------------

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes / / No /X/

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. /X/

    As of January 18, 1999, the aggregate market value of common stock held by non-affiliates of the registrant, based upon the last reported sale price for the registrant's Common Stock on the Nasdaq National Market on such date, was $13,910,529.

    The number of shares of the registrant's Common Stock outstanding as of January 18, 1999 was 9,369,076

                      DOCUMENTS INCORPORATED BY REFERENCE

    Certain portions of the definitive Proxy Statement of GameTech International, Inc. to be used in connection with the 1999 Annual Meeting of Stockholders (the "Proxy Statement") are incorporated by reference into Part III of this Annual Report on Form 10-K to the extent provided herein. Except as specifically incorporated by reference herein, the Proxy Statement is not to be deemed filed as part of this Annual Report on Form 10-K.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     PART I

ITEM 1. BUSINESS

GENERAL

    GameTech International, Inc., a Delaware corporation, ("GameTech" or the "Company"), designs, develops and markets interactive electronic bingo systems. The Company currently markets a fixed-base system with light pen activated monitors and a portable, hand-held system which can be played anywhere within a bingo hall. GameTech had more than 4,800 fixed-base units and 8,400 hand-held units operating in Indian and charity bingo halls at October 31, 1998. Both bingo systems display electronic bingo card images which have been purchased and played by a player for each bingo game. The Company's electronic bingo units enable players to play substantially more bingo simultaneously than they can play on paper cards, leading to a greater spend per player and higher profit per bingo session for the bingo hall operator. GameTech installs the electronic bingo systems at no cost to the operator in exchange for a percentage of the sales generated by each unit. The Company typically enters into one to three year contracts pursuant to which the Company receives up to 30% of the revenues generated by GameTech units or charges fixed rates per bingo session.

    The Company was founded in 1994 by executives previously involved in the bingo, slot machine, lottery and high technology software and hardware industries to pursue their belief that an advanced, interactive, electronic bingo system would be well received by both bingo hall operators and players. The Company believes its experienced management team, quality electronic bingo systems and its reputation for superior customer service and support enable it to compete effectively in the highly competitive bingo industry.

    Electronic bingo systems like GameTech's allow players to play more bingo per game than they can by hand, which provides bingo hall operators with the potential to increase profits commensurately. Nonprofit organizations sponsor bingo games for fund raising purposes, while Indian tribes, casinos and government-sponsored entities operate bingo games for profit. Bingo is a legal enterprise in 46 states (excluding Arkansas, Hawaii, Tennessee and Utah) and the District of Columbia. As of October 31, 1998, electronic bingo systems were permitted for use by charitable organizations in 22 states, and the Company had units in operation in charitable bingo halls in eight of those states. Under the Indian Gaming Regulatory Act ("IGRA"), in the 46 states where bingo is legal, electronic bingo may be played on tribal Indian lands as well. As of October 31, 1998, bingo was played on tribal Indian lands in 28 states and the Company had units in operation in Indian bingo halls in ten of those states.

RECENT DEVELOPMENTS

    On December 1, 1997, the Company completed its initial public offering of its common stock, par value $.001 per share (the "Common Stock"). Pursuant to the offering, the Company and certain stockholders sold an aggregate of 3,710,000 shares of Common Stock, yielding net proceeds of approximately $32.5 million. The Common Stock trades on the NASDAQ National Market System under the symbol "GMTC."

    On January 12, 1999, GameTech began a 30-day evaluation of its hand held units and the fixed base system utilizing the Company's newly developed Diamond Plus software, featuring picture-in-picture technology, at Texas Station Casino in Las Vegas, Nevada. Upon successful completion of this evaluation, GameTech will be authorized to market its products to casino bingo operations in Nevada.

    On January 18, 1999, GameTech began a 90-day evaluation of the hand held units in two separate bingo halls in the Province of British Columbia. GameTech is one of four vendors selected for this 90-day evaluation.

BUSINESS STRATEGY

    The Company's growth strategies are to increase its revenues and earnings by capitalizing on the increasing acceptance of electronic bingo and to become the leading provider of electronic bingo units. To reach these objectives, the Company intends to:

    MAINTAIN SUPERIOR CUSTOMER SERVICE. GameTech believes that its customer service programs enable it to maintain a high level of customer loyalty and satisfaction, which translates into long-term customer relationships. Approximately half of GameTech's employees are field technicians on call 24 hours a day to support customers and respond immediately to servicing calls. The Company believes that its dedication to superior customer service has contributed to the rapid acceptance of GameTech's products and its ability to attract and retain customers for the long-term.

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

    EXPAND CUSTOMER BASE IN EXISTING MARKETS. The Company estimates that approximately 5% of the more than $5 billion domestic bingo spend is currently played on electronic bingo units. In the states in which the Company has units installed in charitable bingo halls and for which data is available, GameTech units are used by an average of approximately 8% of the charitable halls located in those states. This low penetration level presents a significant growth opportunity for GameTech increasing its base of customers in its existing markets.

    EXPAND INTO NEW MARKETS DOMESTICALLY. As of October 31, 1998, GameTech had charitable bingo hall customers in eight of the 22 states which currently allow charitable organizations to conduct electronic bingo, and is actively pursuing entry into four additional states. In addition, GameTech had Indian bingo hall customers in only ten of the 28 states where bingo is currently played on Indian lands and is actively pursuing Indian bingo hall customers in four additional states. As part of its strategy to facilitate the expansion of the charity electronic bingo market, the Company is pursuing changes to legislation in several states to permit electronic bingo. In addition, the Company intends to expand the number of route operations to serve bingo halls which otherwise would be uneconomical to serve. The route operations move the Company's hand-held units between various charity bingo halls on days that the respective halls hold bingo sessions.

    EXPAND INTERNATIONALLY. GameTech is pursuing expansion into the province of British Columbia, its current opportunity in Canada. The Company, at the request of the British Columbia Lottery Corporation, is participating in a test of the hand-held bingo units in selected charitable bingo halls in the Province of British Columbia. GameTech is also evaluating opportunities to expand into other provinces in Canada and other countries.

    DEVELOP NEW APPLICATIONS. GameTech maintains an ongoing product development program focused on enhancing its existing products and developing new products and applications for its technology. In July 1998, the Company introduced its Diamond operating system, which provides enhanced graphics to the fixed base units. At the same time the Company introduced the Diamond Plus fixed base unit, which incorporates picture-in-picture technology that allows bingo players to watch television while playing bingo.

    DEVELOP STRATEGIC ALLIANCE/ACQUIRE COMPLEMENTARY COMPANIES. The Company selectively reviews opportunities to grow through the establishment of strategic alliances and acquisitions which could extend its presence into new geographic markets, expand its client base, add new products and/or provide operating synergies. The Company also intends to pursue joint operating agreements or joint ventures for additional bingo opportunities.

PRODUCTS

    The Company designs its bingo systems to generate maximum appeal to bingo players. The primary benefits to players of electronic bingo units are the ability to play up to 600 electronic bingo card images during one bingo game, significantly more than can be played on paper, to have the system simultaneously mark the numbers called, thereby reducing player error in missing or mismarking a number, and to have the system alert the player upon attaining a BINGO, thereby reducing the chance a player misses winning a prize. In addition, GameTech's units are designed to enhance the entertainment value of playing bingo. The Company's units allow the player to customize certain aspects of the user interface, and recently developed fixed-base units incorporate picture-in-picture and audio technology. The Company's hand-held units allow the player to play bingo electronically while sitting in the player's preferred seat or moving around the bingo hall. The ease of using GameTech's electronic bingo units makes playing bingo possible for players with physical disabilities that may prevent them from playing on paper, which normally involves marking multiple bingo cards by hand with an ink dauber. Management believes that these aspects of GameTech's electronic bingo systems make them more appealing to players than paper cards or electronic bingo units offered by its competitors.

    The Company currently markets two types of electronic bingo systems, a fixed-base bingo system and a portable, hand-held electronic bingo system. Many bingo hall operators use both fixed-base and hand-held units to satisfy varying customer preferences.

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

    COMMUNICATIONS UNIT. The communications unit is also located on the caller's stand and allows the caller to communicate with each player's unit by use of a state-of-the-art touch-screen. By simply touching the screen, the caller enters ball numbers drawn, game number, game patterns and wild numbers. The communications unit is connected to each player's unit for verification of 1,000,000 unique, non-duplicating electronic bingo card images and enables the winning electronic bingo card images and paper cards to be displayed on monitors within the bingo hall. The communications unit stores all data from the bingo system and contains a modem which allows the Company to access such data remotely. All files are protected against unauthorized access. Accordingly, the Company monitors utilization of its units and bills bingo hall operators without the bingo hall operators' assistance. Data from the system is also available to bingo hall operators to assist them in managing their halls.

    SALES UNIT. The sales unit is a point-of-sale terminal where all customer purchases are made typically located near the entrance of a bingo hall. Player buy-in choices for the session are activated by the cashier using a light pen, and pricing and totals are calculated automatically. The player is given a printed receipt with a nine-digit pack number which is itemized by date, session and number of electronic bingo card images purchased.

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

HAND-HELD BINGO SYSTEMS

    Hand-held bingo systems operate similarly to fixed-base systems except players must manually enter the numbers as they are called and each electronic bingo card image being played is then simultaneously marked. Each unit can mark up to 600 electronic bingo card images per game, and players can play several hand-held units during a bingo session. In a hand-held system, the master, communication and sales units are similar to, and can be shared with, those of fixed-base systems. The hand-held unit is completely portable, resembling a palm-top computer, and can be played anywhere within a bingo hall. The hand-held unit is capable of recognizing any bingo game format a bingo hall operator wishes to play and alerts the player both audibly and visually when BINGO has been achieved. Hand-held units are battery powered and battery packs are designed to last for 11 hours (most bingo sessions are four hours or less). Hand-held units are recharged between bingo sessions on charging carts, each of which handles 27 hand-held units.

PRODUCT DEVELOPMENT

    GameTech has implemented an ongoing research and development program to enhance the features and capabilities of its bingo systems and to maintain a competitive advantage in the marketplace, as well as to extend its product line to new games and applications. Product development efforts produced the hand-held system, which was introduced in January 1996, and an improved version in April 1997. In July 1998, the Company introduced its Diamond operating system which provides enhanced graphics to the fixed base units and a point-of-sale system which allows vending of both fixed-base and hand-held electronic bingo units, as well as the sale of paper bingo cards, accessories and refreshments.

    The Company is currently developing a back office management system which includes, but is not limited to, inventory control and player tracking.

SALES, MARKETING AND DISTRIBUTION

    The Company's marketing strategy is to target larger bingo hall operators and demonstrate the benefits of GameTech's bingo systems to both bingo hall operators and bingo players. Benefits of GameTech's electronic units for the players include the ease of marking numbers called, the decreased likelihood of missing a winning pattern and the ability to play substantially more bingo than can be played using only paper bingo cards.

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

    - Installation by the Company at no cost to the bingo hall

    - Training sessions for bingo hall staff

    - Promotional sessions to introduce players to the system

    - Advertising package and point of sale materials

    - Ongoing maintenance program

    The Company operated with an in-house sales force of seven people at October 31, 1998. Sales personnel earn base salaries plus incentive commissions based on the revenues generated by the units they place. Management estimates that approximately 40% of GameTech's units installed at October 31, 1998 were placed by GameTech's in-house sales force. In addition to its sales force, the Company has exclusive distributors in California, Mississippi, Nevada, Oklahoma, Texas, and the Mideast section of the United States whose compensation is based on a percentage of the sales generated for the Company from their respective territories. Distributorships are generally granted pursuant to three-year agreements, and distributors are typically selected based upon their financial stability and experience and are required to make an exclusive commitment to the Company.

    TARGET MARKETS. There are approximately 275 Indian bingo halls and approximately 37,000 charities licensed to operate bingo games in the United States. At October 31, 1998, the Company had approximately 13,200 installed units at 160 locations serving approximately 440 customers, including many charitable bingo halls where the Company has multiple customers. Revenues were split approximately 58% from fixed-base units and 42% from hand-held units. For the year ended October 31, 1998, approximately 30% of the Company's revenues were derived from units installed in Indian bingo halls and the remaining 70% were from units installed in charity bingo halls. The bingo halls in which the Company had fixed-base and hand-held units installed at October 31, 1998 were located in the following sixteen states: Arizona, California, Connecticut, Georgia, Kansas, Kentucky, Minnesota, Mississippi, Montana, New Mexico, Ohio, Oklahoma, Oregon, Texas, Washington and Wisconsin.

    As of October 31, 1998, GameTech was operating in charitable bingo halls in eight of the 22 states where electronic bingo is currently permitted in charitable bingo halls, and in Indian bingo halls in ten of the 28 states where bingo is currently played in Indian bingo halls. Further, GameTech is licensed to serve charitable bingo halls in Alaska, Pennsylvania and Virginia and is actively marketing to Indian bingo halls in Idaho, Iowa, Florida, and New York. The Company is actively pursuing additional business in other states and Canada.

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

    PRICING ARRANGEMENTS. The Company installs its units at no cost to the bingo hall operator. The Company generates revenues by "participating" with bingo hall operators, receiving up to 30% percent (with an average of approximately 20%) of the gross revenues derived from GameTech's electronic bingo systems, or by charging a fixed fee per unit per session. The Company maintains ownership of all software and substantially all hardware.

MATERIALS AND SUPPLIES

    The Company uses a contract manufacturer in Taiwan to supply its hand-held units. All hardware components for the fixed-base bingo systems are sourced by the Company from numerous suppliers domestically and assembled at its facility in Arizona. The Company has not had any significant quality problems or delays in securing its hand-held units or the supply of fixed-base system components.

TRADEMARKS AND PATENTS

    The Company currently holds no registered trademarks, service marks or patents and does not believe that the lack of such intellectual property protection is material to its business.

COMPETITION

    The electronic bingo industry is characterized by intense competition based on, among other things, an electronic bingo system's ability to generate incremental sales for bingo hall operators through product appeal to players, ease of use and serviceability, support and training, distribution, name recognition and price. Management believes that the Company competes primarily with other companies providing electronic bingo units, including Advanced Gaming Technology, Inc., Bingo Concepts, Bingo Magic, Bingo Technology Corporation, Inc., Cadillac Bingo, Easy Bingo, FortuNet, Inc. and Stuart Entertainment, Inc., and also competes with companies offering traditional paper bingo cards. Certain of the Company's competitors may have significantly greater financial and technical resources than the Company, as well as more established customer bases and distribution channels, which may allow them to move rapidly into the Company's markets and acquire significant market share. Increased competition may result in price reductions, reduced operating margins, conversion from lease to sale of the Company's units, and loss of market share, any of which could materially and adversely affect the Company's business, operating results or financial condition. Furthermore, the Company's success may benefit existing competitors and induce new competitors to enter the market. The Company has attempted to counter competitive factors by providing superior service and new, innovative and quality products, but there can be no assurance that the Company will continue to be a successful competitor in the electronic bingo industry. In addition, the Company competes with other similar forms of entertainment, including casino gaming and lotteries. Management believes, however, that the quality of its fixed-base and hand-held bingo systems, combined with superior service and customer support, differentiate it from its competitors.

RESEARCH AND DEVELOPMENT

    In fiscal 1998, the Company spent $638,000 on Company-sponsored research and development activities, as compared to $547,000 in fiscal 1997 and $477,000 in fiscal 1996.

GOVERNMENT REGULATION

    The Company is subject to regulation by authorities in all jurisdictions in which its electronic bingo units are installed. On tribal Indian lands, regulation is pursuant to the provisions of IGRA. Otherwise, the regulatory requirements vary from jurisdiction to jurisdiction and the licensing approval or finding of suitability processes with respect to the Company, its personnel and its products can be lengthy and expensive. Many jurisdictions have comprehensive licensing, reporting and operating requirements with respect to the manufacture, sale, use and operation of bingo and bingo-related products, including electronic bingo equipment. These requirements have a direct impact on the conduct of the day-to-day operations of the Company. In substantially all states where charitable bingo is legal, the state imposes limits on prizes on a per game, per session or annual basis. Many states license or otherwise regulate suppliers of bingo equipment, and some states prohibit the rental of bingo equipment while other states regulate whether equipment may be rented at a fixed or percentage rate. Generally, regulatory authorities may deny applications for licenses, other approvals or findings of suitability for any cause they may deem reasonable. There can be no assurance that the Company, its products or its personnel will receive or be able to maintain any necessary licenses, other approvals or findings of suitability. The loss of a license in a particular state will prohibit the Company from realizing revenues in that state. Any change in law or regulation by a state reducing prize limits, further regulating suppliers of bingo equipment, prohibiting rental of bingo equipment or restricting rental rates or the loss of one or more licenses held by the Company could have an adverse effect on the Company's business

INDIAN GAMING

    Gaming on Indian lands, including the terms and conditions under which gaming equipment can be sold or leased to Indian tribes, is or may be subject to regulation under the laws of the tribes, the laws of the host state and IGRA. Under IGRA, gaming activities are classified as Class I, II or III. Class I gaming includes social games played solely for prizes of minimal value or traditional forms of Indian gaming engaged in as part of, or in connection with, tribal ceremonies or celebrations. Class II gaming includes bingo and other card games authorized or not explicitly prohibited and played within the host state (but not including banking card games such as baccarat or blackjack). Class III gaming includes all forms of gaming that are not Class I or Class II, including slot machines, video lottery terminals and casino style games. Indian tribes may conduct Class II gaming under IGRA without having entered into a written compact with their host state if the host state permits Class II gaming, but must enter into a separate written compact with the state in which they are located in order to conduct Class III gaming activities. The Company is not aware of any state in which a tribal-state compact seeks to regulate bingo. Under IGRA, tribes are required to regulate all gaming under ordinances approved by the Chairman of the National Indian Gaming Commission ("NIGC"). Such ordinances may impose standards and technical requirements on gaming hardware and software, and may impose registration, licensing and background check requirements on gaming equipment suppliers and their officers, directors, and stockholders.

REGULATION OF ELECTRONIC BINGO SYSTEMS

    The Company's electronic bingo products, including its fixed-base and hand-held units, are more heavily regulated than traditional paper bingo, and federal, state, tribal and local regulations vary significantly by jurisdiction.

    IGRA defines Class II gaming to include "the game of chance commonly known as bingo, whether or not electronic, computer or other technologic aids are used in connection therewith," and defines Class III gaming to include "electronic or electromechanical facsimiles of any game of chance or slot machines of any kind." The Company believes that both its fixed-base and hand-held units are Class II games. In the event that either is classified as a Class III device, such a designation would reduce the potential market for the devices (because only Indian gaming halls that had entered into a tribal-state compact that permits Class III electronic gaming systems would be permitted to use the device), unless the Company could modify the systems to have them reclassified as a Class II game No assurance can be given that the Company would be able to make any such modifications in the event of such a classification.

    Electronic bingo in charitable halls is less widely permitted than paper bingo, largely because many states' laws and regulations were written before electronic bingo was introduced. Electronic bingo in charitable halls is currently permitted in at least 22 states, including Alabama, Alaska, Arizona, California, Georgia, Kansas, Kentucky, Maine, Massachusetts, Mississippi, Nebraska, Nevada, New York, Ohio, Oregon, Pennsylvania, Rhode Island, Texas, Vermont, Virginia, Washington and Wyoming. Because many state laws and regulations are silent with respect to electronic bingo, changes in regulatory and enforcement personnel could impact the continued operation of electronic bingo in some of these states. In addition, some states require the inspection, approval or modification of electronic bingo systems before sale or use in those states.

APPLICATION OF FUTURE OR ADDITIONAL REGULATORY REQUIREMENTS

    The Company intends to seek the necessary licenses, approvals and findings of suitability for the Company, its products and its personnel in other jurisdictions where significant bingo activities are anticipated. However, there can be no assurance that such licenses, approvals or findings of suitability will be obtained timely, it at all, and if obtained, will not be subsequently revoked, suspended or conditioned or that the Company will be able to obtain the necessary approvals for its future products as they are developed in a timely manner, or at all. If a license, approval or finding of suitability is required by a regulatory authority and the Company fails to seek or does not receive the necessary license or finding of suitability, the Company may be prohibited from distributing its products for use in the respective jurisdiction or may be required to distribute its products through other licensed entities at a reduced profit to the Company.

EMPLOYEES

    As of October 31, 1998, the Company had 83 full time equivalent employees. The Company and its employees are not subject to collective bargaining agreements, and the Company believes that its relations with its employees are good.

ITEM 2. FACILITIES

    The Company operates from two leased locations: a 12,100-square-foot headquarters site in Tempe, Arizona under two leases which expire on September 18, 2001 and May 31, 2002, respectively, and a 6,500-square-foot regional center in Austin, Texas under a lease which expires on November 30, 2002. Monthly rent for these facilities is approximately $3,880, $2,925 and $3,680, respectively. Assembly of fixed-base systems and testing and repair of all the Company's products occurs at its Tempe facility. The Company rents a small research and development facility for approximately $975 per month in Denver, Colorado under a lease which expires May 31, 1999. Additional research and development activities are carried out by three Company employees at their personal residences in San Diego, California and Las Vegas, Nevada. The Company pays no rent to these employees, but pays certain overhead costs related to, and believes the facilities are adequate for, the research and development carried on at such locations.

ITEM 3. LEGAL PROCEEDINGS

    In March 1996, a patent infringement action and demand for jury trial was commenced against the Company by Bingo Technology Corporation, Inc. (formerly Bingo Card Minder Corporation), in the U.S. District Court, Northern District of California. The complaint alleges that the Company has infringed, actively induced or contributed to the infringement of U.S. Patent No. 4,378,940 (the "'940 Patent") by making, using and selling, among other acts, electronic bingo devices that allegedly infringe upon at least one claim of the '940 Patent. The '940 Patent was issued in 1983 and will expire in 2000 and is allegedly infringed by the Company's hand-held bingo units. The plaintiff seeks a permanent injunction prohibiting the Company from infringement of the '940 Patent, as well as actual damages, enhanced (treble) damages, attorneys' fees and costs. A stay of all proceedings is in effect until February 1, 1999.

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

    In October 1997, Apex Wholesale, Inc. ("Apex") commenced two actions against the Company in the U.S. District Court, Southern District of California. The Company formerly purchased its hand-held units manufactured by Tidalpower Technologies, Inc. ("Tidalpower") through Apex but terminated such arrangement in September 1996 and now purchases hand-held units directly from Tidalpower. The defendants (in addition to the Company) were Tidalpower, Green Dollars Industrial Ltd. (a foreign corporation), Vern D. Blanchard, Richard T. Fedor, Clarence H. Thiesen, Leo Lee (a foreign national), Doris Tsao (a foreign national), and Morgan Chen (a foreign national). In one action, Apex sought copyright infringement, breach of contract, breach of fiduciary duty, interference with contract and prospective economic advantage, and trade secret claims on GameTech's hand-held bingo units. The complaint alleged that the Company breached various oral agreements with Apex and then misappropriated, developed and marketed hand-held bingo units which allegedly were developed through a cooperative effort of Apex, Vern D. Blanchard, and Jeff Rogers (an individual). Apex sought general damages, injunctive relief, exemplary and punitive damages, attorney's fees, and any other costs the court deemed proper.

    In the second action, Apex sought to avoid an alleged fraudulent transfer. Apex alleged that the Company, as well as Tidalpower, Green Dollars Industrial Ltd., Leo Lee, Doris Tsao, and Morgan Chen conspired to avoid a right to attach order and default judgment entered in favor of Apex against Green Dollars Industrial Ltd. Apex sought general damages in the amount of $400,400, special damages totaling $35,000, exemplary or punitive damages in the sum of $1,201,200, prejudgment interest, costs of suit and any other relief the court deemed proper.

    Entries of dismissal with prejudice of both Apex actions were entered by the Court on December 8, 1998.

    On December 1, 1997, a cross-complaint for breach of contract and declaratory relief was brought against the Company, Richard T. Fedor and Gary R. Held by Diamond Game Enterprises ("Diamond") in the Superior Court of the State of California, Los Angeles County. The cross-complaint is a response to a complaint for recovery of money, and money received, and breach of contract brought by Richard T. Fedor on September 30, 1997 against Diamond. Mr. Fedor alleges that Diamond breached the terms of an oral agreement pursuant to which Mr. Fedor loaned $300,000 to Diamond. In its cross-complaint, Diamond alleges that the Company breached the terms of an oral contract by failing to pay a $671,000 balance allegedly owed under an oral purchase agreement for 134 pull-tab dispensers which were to be manufactured by Diamond. There can be no assurance that favorable outcomes will be obtained or that if the actions are resolved in favor of Diamond, such results would not have a material adverse effect on the Company. Trial is scheduled for May 12, 1999.

    On February 13, 1998, a purported securities class action complaint, WEISS
V. GAMETECH INTERNATIONAL, INC., No. 98-0268 PHX-ROS, was filed in the United States District Court for the District of Arizona against that defendants violated Section 11 of the Securities Act of 1933 (the "Securities Act") by making false, misleading statements and omissions in GameTech's Form S-1 Registration Statement in connection with the Company's public offering on November 25, 1997. Two other complaints making nearly identical factual allegations have been consolidated with the WEISS action for all purposes as IN RE GAMETECH, INC. SECURITIES LITIGATION, Master File No. Civ. 98-0268 PHX-ROS.

    On September 21, 1998, plaintiffs filed a consolidated complaint, alleging a claim against the Company and the individual defendants under Section 11 of the Securities Act and a claim against the individual defendants under Section 15 of the Securities Act, based upon the conduct alleged in the original complaints. Plaintiffs seek an unspecified amount of damages. On July 17, 1998, the Court appointed "lead plaintiff" and co-lead counsel.

    On November 5, 1998, defendants moved to dismiss the complaint. Defendants' motion to dismiss is scheduled to be heard by the Court on May 24, 1999. There has been no discovery to date and no trial is scheduled in this action. Defendants believe that there is no merit to plaintiffs' allegations and intend to defend the action vigorously.

    On December 7, 1998, GameTech intervened in Cause No. 97-11164, pending in the 160(th) District Court in Dallas County, Texas. The lawsuit was filed by Trend Gaming Systems, LLC, the Company's exclusive Texas distributor, against four charities and two individuals for breach of contract and tortious interference with contract. GameTech alleges that it is a third-party beneficiary of the contract between Trend and the four charities. Actual damages are estimated at $126,000, plus attorneys' fees.

    The charities have filed a counter claim for damages, alleging that misrepresentations were made in connection with the original contract, and seeking to be reimbursed for their attorneys' fees. The charities and Trend filed cross motions for summary judgment. Both motions were denied by the Court. The charities have moved to strike the Company's plea in intervention but the matter has not been set for hearing.

    The case is set for jury trial on February 22, 1999.

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

    There were no matters submitted to a vote of security holders during the 1998 fiscal year.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

    The Common Stock is listed for trading and quotation on the NASDAQ National Market System under the symbol "GMTC." The high and low prices of the Company's Common Stock from December 1, 1997 (the date of the Company's initial public offering) through October 31, 1998 is set forth below.

                                                          GAMETECH INTERNATIONAL,
                                                                    INC.
                                                                COMMON STOCK
                                                          ------------------------
                                                             HIGH          LOW
                                                          -----------     -----
FISCAL YEAR ENDED OCTOBER 31, 1998
  First Quarter.........................................          13       4 7/16
  Second Quarter........................................       7 7/8        3 1/2
  Third Quarter.........................................       4 5/8        3 1/8
  Fourth Quarter........................................      4 3/16        1 3/8

    As of January 15, 1999, there were 128 stockholders of record of the Company's Common Stock.

    The Company has paid no cash dividends to date and does not anticipate paying any cash dividends on its Common Stock in the foreseeable future. The Company intends to retain its earnings, if any, to finance the expansion of its business and for other general corporate purposes. Any payment of future dividends will be at the discretion of the Board of Directors of the Company and will depend upon, among other factors, the Company's earnings, financial condition, capital requirements, level of indebtedness, contractual restrictions with respect to the payment of dividends and other considerations that the Board of Directors deems relevant. The Company has a $10 million revolving line of credit with Wells Fargo Bank, N.A., that restricts payment of dividends without the prior consent of the bank.

SALES OF UNREGISTERED SECURITIES DURING THE YEAR ENDED OCTOBER 31, 1997

    On various dates between November 1, 1997 and October 31, 1998, Company employees exercised options granted in partial compensation for their services to purchase an aggregate of 295,384 shares of Common Stock in private sales for an aggregate consideration of $138,479 in reliance upon Section 4(2) of the Securities Act as a transaction not involving a public offering.

OFFERING OF COMMON STOCK AND USE OF PROCEEDS

    On November 24, 1997, the Securities and Exchange Commission (the "Commission") declared the Company's Registration Statement on Form S-1, File number 333-34967, (the "Registration Statement") effective. The Company filed the Registration Statement in connection with the offering (the "Offering") of 3,710,000 shares of its Common Stock. The Registration Statement registered an aggregate of 4,266,500 shares of Common Stock, representing (i) 3,270,000 shares of Common Stock being offered by the Company (the "Company Shares"), (ii) an additional 406,500 shares of Common Stock which the underwriters had the option to purchase from the Company to cover over-allotments (the "Company Option Shares"), (iii) 440,000 shares of Common Stock being sold by certain stockholders of the Company (the "Selling Stockholder Shares"), and (iv) an additional 150,000 shares of Common Stock which the underwriters had the option to purchase from the selling stockholders to cover over-allotments (the "Selling Stockholder Option Shares.")

    The offering commenced on November 25, 1997. The Company Shares and Selling Stockholder Shares were sold in the Offering at $11 per share, for an aggregate offering price of $40,810,000. Proceeds to the Company and the Selling Stockholders after deducting underwriting discounts and commissions were $33,452,100 and $4,501,200, respectively. Neither the Company Option Shares nor the Selling Stockholder Option Shares were sold. The Offering is now terminated.

    The effective date of the Registration Statement occurred during the current reporting period. Expenses incurred by the Company were: $2,518,000 for underwriting discounts and commissions and approximately $900,000 for other expenses, including registration and filing fees, printing, accounting and legal expenses, for total expenses of approximately $3,420,000. No direct or indirect payments were made to any directors, officers or other affiliates of the Company other than reimbursement of expenses. Net offering proceeds to the Company after deducting these expenses were approximately $32,500,000.

    From the effective date of the Registration Statement to the end of the reporting period the Company has used none of the net offering proceeds for construction of plant, building and facilities; for the purchase of real estate; or the acquisition of other businesses. The Company has used $3.4 million for the repayment of indebtedness and $2.8 million for the repurchase of Common Stock.

ITEM 6. SELECTED FINANCIAL DATA

    The selected statement of operations data for the years ended October 31, 1996, 1997 and 1998 and the selected balance sheet data set forth below at October 31, 1997 and 1998 have been derived from the Company's financial statements, which have been audited by Ernst & Young LLP, independent auditors, and are included elsewhere herein. The selected statement of operations data for the period from inception (April 18, 1994) through October 31, 1994 and the year ended October 31, 1995 and the selected balance sheet data set forth below at October 31, 1994, 1995 and 1996 have been derived from the Company's audited financial statements not included herein. The selected financial data set forth below should be read in conjunction with the Financial Statements and Notes thereto and with "Management's Discussion and Analysis of Financial Condition and Results of Operations," appearing elsewhere in this report.

                                                                                YEARS ENDED OCTOBER 31,
                                                                 -----------------------------------------------------
                                                                  1994(a)     1995       1996       1997       1998
                                                                 ---------  ---------  ---------  ---------  ---------
                                                                   (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
STATEMENT OF OPERATIONS DATA:
Revenues.......................................................  $     599  $   3,350  $   5,364  $  12,578  $  16,177
Cost of revenues...............................................        253        712      1,615      3,249      5,327
                                                                 ---------  ---------  ---------  ---------  ---------
Gross profit...................................................        346      2,638      3,749      9,329     10,850
Operating expenses:
  General and administrative...................................        220        693      1,020      1,993      3,646
  Sales and marketing..........................................        149        552        613      1,419      2,564
  Research and development.....................................         94        329        477        547        638
                                                                 ---------  ---------  ---------  ---------  ---------
    Total operating expenses...................................        463      1,574      2,110      3,959      6,848
                                                                 ---------  ---------  ---------  ---------  ---------
Income (loss) from operations..................................       (117)     1,064      1,639      5,370      4,002
Interest income (expense) and other............................        (58)      (194)      (275)      (450)     1,368
Equity in net loss of affiliate................................     --         --         --           (179)    (2,000)
                                                                 ---------  ---------  ---------  ---------  ---------
Income (loss) before provision for income taxes................       (175)       870      1,364      4,741      3,370
Provision for income taxes.....................................     --            278        559      1,880      1,300
                                                                 ---------  ---------  ---------  ---------  ---------
Net income (loss)..............................................  $    (175) $     592  $     805  $   2,861  $   2,070
                                                                 ---------  ---------  ---------  ---------  ---------
                                                                 ---------  ---------  ---------  ---------  ---------
Diluted net income (loss) per share(b).........................  $   (0.12) $    0.12  $    0.13  $    0.43  $    0.20
Shares used in the calculation of diluted net income (loss) per
  share(b) (000s)..............................................        936      5,781      7,071      6,909     10,577
Diluted net income (loss) per share(d).........................      (0.03)      0.08       0.09       0.29       0.20
BALANCE SHEET DATA:
Cash, cash equivalents and short term investments..............  $      25  $      37  $     166  $   1,020  $  25,587
Working capital (deficit)......................................        (76)       (37)    (1,302)      (422)    27,259
Total assets...................................................      1,330      2,783      5,794     13,251     42,477
Total debt(c)..................................................      1,464      1,306      3,398      4,942        853
Total stockholders' equity (deficit)...........................       (175)       980      1,785      3,976     40,322

------------------------

(a) Represents the period from inception (April 18, 1994) through October 31, 1994. Operations commenced June 1, 1994.

(b) See Note 1 of Notes to Financial Statements included elsewhere herein for information concerning the computation of diluted net income (loss) per share.

(c) Includes convertible subordinated debt to stockholders (including accrued interest) of $1,331,383, $1,291,460, $1,530,845, and $1,526,000, on October
    31, 1994, 1995, 1996, and 1997, respectively, which was converted into Common Stock on November 24, 1997.

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

OVERVIEW

    GameTech has grown rapidly, and attributes its growth to the experience of its management team, and its ability to provide its customers with a combination of quality electronic bingo units and superior customer service and support. The Company's recent growth is primarily attributable to an increase in its installed base of bingo units resulting from the Company's entry into the Texas market in August 1996 and the introduction of an improved hand-held unit in April 1997.

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

    The Company installs its electronic bingo systems at no charge to its customers and capitalizes the costs. During fiscal 1996, 1997 and 1998, the Company's capital expenditures were approximately $3.0 million, $6.1 million and $5.8 million, respectively, almost all of which represented investments in bingo equipment. The Company's cost of revenues consists primarily of the expense of providing customer service, including labor, service-related overhead and depreciation of the bingo systems installed at customer locations. The Company records depreciation of bingo equipment over a five-year estimated useful life using the straight line method of depreciation.

RESULTS OF OPERATIONS

    The following table sets forth, for the periods indicated, certain statement of operations data for the Company expressed as a percentage of revenues.

                                                                                        YEARS ENDED OCTOBER 31,
                                                                        -------------------------------------------------------
                                                                          1994(a)      1995       1996       1997       1998
                                                                        -----------  ---------  ---------  ---------  ---------
STATEMENT OF OPERATIONS DATA:
Revenues..............................................................       100.0%      100.0%     100.0%     100.0%     100.0%
Cost of revenues......................................................        42.3        21.2       30.1       25.8       32.9
                                                                             -----   ---------  ---------  ---------  ---------
Gross profit..........................................................        57.7        78.8       69.9       74.2       67.1
Operating expenses:
  General and administrative..........................................        36.8        20.7       19.0       15.9       22.5
  Sales and marketing.................................................        24.8        16.5       11.5       11.3       15.9
  Research and development............................................        15.7         9.8        8.9        4.3        3.9
                                                                             -----   ---------  ---------  ---------  ---------
    Total operating expenses..........................................        77.3        47.0       39.4       31.5       42.3
                                                                             -----   ---------  ---------  ---------  ---------
Income (loss) from operations.........................................       (19.6)       31.8       30.5       42.7       24.8
Interest income (expense) and other...................................        (9.7)       (5.8)      (5.1)      (3.6)       8.4
Equity in net loss of affiliate.......................................      --          --         --           (1.4)     (12.4)
                                                                             -----   ---------  ---------  ---------  ---------
Income (loss) before provision for income taxes.......................       (29.3)       26.0       25.4       37.7       20.8
Provision for income taxes............................................      --             8.3       10.4       15.0        8.0
                                                                             -----   ---------  ---------  ---------  ---------
Net income (loss).....................................................       (29.3)%      17.7%      15.0%      22.7%      12.8%
                                                                             -----   ---------  ---------  ---------  ---------
                                                                             -----   ---------  ---------  ---------  ---------

------------------------

(a) Represents the period from inception (April 18, 1994) through October 31, 1994. Actual operations began June 1, 1994.

YEAR ENDED OCTOBER 31, 1998 COMPARED TO YEAR ENDED OCTOBER 31, 1997

    REVENUES. Revenues increased $3.6 million, or 28.6%, to $16.2 million for the year ended October 31, 1998 from $12.6 million for the year ended October 31, 1997. This increase in revenues was primarily due to a 104% increase in the average number of units installed to 9,712 during the year ended

October 31, 1998 from 4,758 during the year ended October 31, 1997. The impact of the large increase in the number of units was partially offset by a competitive price adjustment made in the mid-year and the higher ratio of hand held units, which generate lower revenue per unit, versus fixed base units in the installed base.

    COST OF REVENUES. Cost of revenues increased $2.1 million, or 65.6%, to $5.3 million for the year ended October 31, 1998, from $3.2 million for the year ended October 31, 1997. The increase in cost of revenues was primarily due to the greater average number of units installed. As a percentage of revenues, cost of revenues increased to 32.9% from 25.8%. The increase was primarily due to increased depreciation expense of $860,000 resulting from the higher number of installed units and increased personnel costs of $650,000 due to the hiring of additional personnel to enable the Company to service its customers and facilitate the Company's growth in installations. The increase in cost of revenues as a percent of revenue was due primarily to the competitive price adjustment made in mid-year and costs associated with expansion into new geographic territories that were not immediately offset by increased revenue, particularly with respect to route operations.

    GENERAL AND ADMINISTRATIVE. General and administrative expenses increased $1.6 million, or 80.0%, to $3.6 million for the year ended October 31, 1998, from $2.0 million for the year ended October 31, 1997. The primary components of the $1.6 million increase consist of: higher personnel costs of $483,000 resulting from hiring additional personnel to help manage the Company's growth and increased legal fees of $839,000. As a percentage of revenues, general and administrative expenses increased to 22.5% from 15.9% in the prior period.

    SALES AND MARKETING. Sales and marketing expenses increased $1.2 million, or 85.7%, to $2.6 million for the year ended October 31, 1998 from $1.4 million for the year ended October 31, 1997. The increase was primarily due to larger distributor commissions of $493,000 and higher personnel costs of $323,000 resulting from hiring additional salespersons to help achieve the increased installed units and revenue.

    RESEARCH AND DEVELOPMENT. Research and development expenses increased $91,000, or 16.6%, to $638,000 for the year ended October 31, 1998, from $547,000 for the year ended October 31, 1997. As a percentage of revenues, research and development expenses decreased to 3.9% from 4.3% in the prior period.

    INTEREST INCOME (EXPENSE). Net interest income increased $1.8 million to $1.4 million of income for the year ended October 31, 1998 from $450,000 of expense for the year ended October 31, 1997. The increase in net interest income was primarily due to interest on the net proceeds from the Company's initial public offering (IPO) on December 1, 1997 which was invested in interest bearing investments during the year ended October 31, 1998 compared to $4.9 million in average debt outstanding for the year ended October 31, 1997. The Company paid off approximately $3.4 million in debt with proceeds from the IPO in December 1997.

    EQUITY IN NET LOSS OF AFFILIATE. Equity in net loss of affiliate of $2.0 million resulted from losses incurred by The Satellite Bingo Network ("TSBN") joint venture for the year ended October 31, 1998 and a write off of the Company's investment and advances to the joint venture with the discontinuance of the TSBN operation in February 1998. Since the Company financed this venture, it recorded 100% of the losses rather than its 50% ownership percentage.

    PROVISION FOR INCOME TAXES. Provision for income taxes decreased $580,000, or 30.5%, to $1.3 million for the year ended October 31, 1998 from $1.9 million for the year ended October 31, 1997, primarily due to an increase in pre-tax income. The Company's effective income tax rate remained at approximately 39% in each year.

    NET INCOME. As a result of the factors discussed above, net income decreased $791,000, or 27.3%, to $2.1 million for the year ended October 31, 1998 from $2.9 million for the year ended October 31, 1997.

YEAR ENDED OCTOBER 31, 1997 COMPARED TO YEAR ENDED OCTOBER 31, 1996

    REVENUES. Revenues increased $7.2 million, or 135%, to $12.6 million for the year ended October 31, 1997, from $5.4 million for the year ended October 31, 1996. This increase in revenues was primarily due to a 155% increase in the average number of units installed to 4,758 during the year ended October 31, 1997, from 1,865 during the year ended October 31, 1996. This increase was partially offset by an 8% decrease in average revenues per unit attributable to the increased percentage of hand-held units installed, which generate lower average revenue per unit. Expansion into Texas accounted for $5.5 million of the revenue increase during the year ended October 31, 1997.

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

    GENERAL AND ADMINISTRATIVE. General and administrative expenses increased $973,000, or 95.4%, to $2.0 million for the year ended October 31, 1997, from $1.0 million for the year ended October 31, 1996. The significant components of the $973,000 increase consist of: higher payroll costs of $236,000 resulting from hiring seven additional personnel to help manage the Company's growth; increased professional services of $225,000; larger provisions for bonuses of $70,000, profit sharing of $80,000 and bad debts of $137,000; amortization of capitalized software costs of $43,000; and increased insurance costs of $38,000. As a percentage of revenues, general and administrative expenses decreased to 15.9% from 19.0% in the prior period primarily due to the increase in revenues and operating leverage in the Company's operations.

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

LIQUIDITY AND CAPITAL RESOURCES

    The Company received net proceeds of approximately $32.5 million from the sale of 3,270,000 shares of its Common Stock in its IPO, which closed on December 1, 1997. At October 31, 1998, the Company had cash and equivalents and short-term investments totaling $25.6 million. The Company used approximately $3.4 million of the net proceeds from the IPO to pay off long-term debt and short-term borrowings in December 1997.

    The Company has primarily used its cash flow to purchase additional bingo units to install in customers' bingo halls and to meet its ordinary operating expenses. GameTech currently has a $10.0 million line of credit (the "Revolving Credit Facility") with Wells Fargo Bank, N.A. ("Wells Fargo"), which has an interest rate based on the prime rate or LIBOR plus 2.0%, at the Company's option, on which there was no outstanding balance at October 31, 1998. The principal sources of the Company's liquidity prior to the IPO were; cash flow from operations; borrowing under the Revolving Credit Facility and a term loan with Wells Fargo (the "Term Loan"), which was repaid with a portion of the net proceeds from the IPO; the issuance to officers of promissory notes convertible into Common Stock and sales of Common Stock. In addition, on September 2, 1997, the Company issued and sold 400,000 shares of Series A Preferred Stock for net proceed of $2.8 million. All outstanding shares of Series A Preferred Stock were converted into Common Stock prior to the close of the IPO. All convertible promissory notes payable to officers were converted into Common Stock on November 24, 1997.

    The Revolving Credit Facility expires on March 31, 2000. Covenants under this credit facility restrict the Company's payment of cash dividends, as well as other customary covenants. The Revolving Credit Facility is secured by substantially all of the Company's assets.

    Operating activities provided $5.3 million of cash in the year ended October 31, 1998 compared to $5.0 million in the year ended October 31, 1997. The $5.3 million consists primarily of $2.1 million of net income, adjusted for $2.6 million of depreciation and amortization and a $2.0 million loss from the discontinuance of TSBN's operations offset by changes to operating assets and liabilities. In 1997, the $5.0 million provided by operating activities consisted primarily of net income of $2.9 million, adjusted for depreciation and amortization of $1.4 million.

    Investing activities used $11.5 million of cash in the year ended October 31, 1998, compared to a use of $7.0 million of cash in the year ended October 31,1997. The increase was primarily due to $4.1 million of short-term investments and an increase in the advances to a joint venture of $768,000. In 1997, investing activities used cash of $7.0 million as compared to $3.1million in 1996. The increase was primarily due to a $3.1million increase in capital expenditures for bingo units and other fixed assets and investments in and advances to a joint venture of $705,000.

    Financing activities provided cash of $26.7 million in the year ended October 31, 1998, compared to $2.9 million in the year ended October 31,1997. The increase was due primarily to the net proceeds from the Company's IPO of $32.5 million, less approximately $3.4 million used to pay off outstanding long- and short-term debt. The Company also used $2.8 million of cash to repurchase 755,400 shares of Common Stock. In 1997, financing activities provided cash of $2.9 million as compared to $1.9 million in 1995. The increase resulted primarily from the sale of Series A shares for net proceeds of $2.8 million, partially offset by a decrease in net proceeds of short-term and long-term bank borrowings of $928,000 and deferred IPO costs of $652,000.

    The Company believes that cash flow from operations and the net proceeds to the Company from its IPO, together with funds available under the Revolving Credit Facility, will be sufficient to support its operations and provide for budgeted capital expenditures of approximately $8.0 million and liquidity requirements through fiscal 1999. However, the Company's long term liquidity requirements will depend on many factors, including, but not limited to, the rate at which the Company expands its business, whether internally or through acquisitions and strategic alliances. In addition, strategic opportunities the Company may pursue will require it to fund its portion of operating expenses of such ventures, and may further require it to advance additional amounts should any partners in such ventures be unable to meet unanticipated capital calls or similar funding events. To the extent that the funds generated from the sources described above are insufficient to fund the Company's activities in the long term, the Company will be required to raise additional funds through public or private financing. No assurance can be given that additional financing will be available or that, if it is available, it will be on terms acceptable to the Company.

IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

    In February 1997, the FASB issued Statement No. 128, EARNINGS PER SHARE, which is required for both interim and annual periods ending after December 15, 1997. The Company has changed the method used to compute earnings per share and restated all prior periods. Under the new requirements for calculating basic earnings per share, the dilutive effect of stock options are excluded.

INFLATION AND GENERAL ECONOMIC CONDITION

    Although the Company cannot accurately anticipate the effect of inflation on its operations, the Company does not believe that inflation has had, or is likely in the foreseeable future to have, a material effect on its business results of operations or financial condition.

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

    The Year 2000 compliance assessments of the Company's information and operating systems are in progress. The Company is also investigating the Year 2000 compliance efforts of suppliers and other third party entities with whom the Company does business and has material relationships, with the goal of preventing the Company's operations from being adversely affected by significant compliance problems of others. The Company intends that all material Year 2000 issues identified will be corrected by the end of 1999. The total amount of costs to be incurred by the Company to address Year 2000 issues cannot be reasonably estimated at this time. While the actual effects of the Year 2000 issue on the Company may be different from the current assessment, the Company does not believe that the Year 2000 issues will have a material effect on its business, operations or financial condition.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

    The Company's Revolving Credit Facility with Wells Fargo is a $10 million line of credit with and interest rate based on the prime rate of LIBOR plus 2.0%, at the Company's option. The line of credit expires on March 31, 2000.

    Because the interest rate on the Revolving Credit Facility is variable, the Company's cash flow may be affected by increases in interest rates, in that the Company would be required to pay more interest in the event that both the prime and LIBOR interest rates increase. Management does not, however, believe that any risk inherent in the variable-rate nature of the loan is likely to have a material effect on the Company's interest expense or available cash. The Company currently maintains a zero balance on the Revolving Credit Facility. Even if the Company were to draw down on the line prior to its expiration and an unpredicted increase in both alternate rates occurred, it would not be likely to have a material effect on the Company's interest expense or available cash.

    SENSITIVITY ANALYSIS. Assuming the Company had a $2 million balance outstanding as of October 31, 1998, the rate of interest calculated using the prime rate option would be 8.5%. The Company's monthly interest payment, if the rate stayed constant, would be $14,167. If the prime rate rose to 13%, which assumes an unusually large increase, the Company's monthly payment would be $21,667. A more likely increase of 1 or 2%, given the recent trend of decreasing or relatively low interest rates, would result in a monthly payment of $15,833 or $17,500, respectively. The Company does not believe the risk resulting from such fluctuations is material or that the payment required would have a material effect on cash flow.

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

    (2) Financial Statement Schedules.

       All schedules have been omitted because they are not applicable or because the information is included elsewhere in the Financial Statements or the notes thereto.

(b) Reports on Form 8-K filed during the last quarter of fiscal 1997.

    None

(c) Exhibits are set forth in the "Exhibit Index" on page 21.

(d) Financial Statement Schedules

    See Item 14 (a) (2) above.

CAUTIONARY STATEMENT FOR PURPOSES OF THE "SAFE HARBOR" PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

    This document includes various "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which represent the Company's expectations or beliefs concerning future events. Statements containing expressions such as "believes," "anticipates" or "expects" used in the Company's press releases and periodic reports on Forms 10-K and 10-Q filed with the Commission are intended to identify forward-looking statements. All forward-looking statements involve risks and uncertainties. Although the Company believes its expectations are based upon reasonable assumptions within the bounds of its knowledge of its business and operations, there can be no assurances that actual results will not materially differ from expected results. The Company cautions that these and similar statements included in this report are further qualified by important factors that could cause actual results to differ materially from those in the forward-looking statements. Such factors could include, without limitation, the following: increased competition in existing markets; a decline in the public participation in bingo; the limitation, conditioning or suspension of any of the Company's bingo permits or licenses; increases in or new taxes imposed on bingo revenues or bingo devices; a finding of unsuitability by regulatory officers with respect to the Company's officers, directors or key employees; loss or retirement of key executives; adverse economic or regulatory conditions in the Company's key markets; or adverse results of significant litigation matters. Readers are cautioned not to place undue reliance on forward-looking statements, which speak only as of the date thereof. The Company undertakes no obligation to publicly release any revisions to such forward-looking statements to reflect events or circumstances after the date hereof.

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                GAMETECH INTERNATIONAL, INC.

                                By:
                                     -----------------------------------------

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

          SIGNATURE                       TITLE                    DATE
------------------------------  --------------------------  -------------------

------------------------------  Chairman of the Board
       Richard T. Fedor

------------------------------  Chief Executive Officer
        Todd S. Myhre             and Director

------------------------------  Chief Financial Officer
       John J. Paulson

                                Vice President--Business
------------------------------    Development
         Gary R. Held             and Director

------------------------------  Director
     Clarence H. Thiesen

------------------------------  Director
       Douglas M. Hayes

------------------------------  Director
      Frederick C. Lane

                                 EXHIBIT INDEX

  EXHIBIT
  NUMBER
-----------
      23.1   Consent of Ernst & Young LLP, independent auditors
      27.1   Financial Data Schedule

                          GAMETECH INTERNATIONAL, INC.

                              FINANCIAL STATEMENTS

                  YEARS ENDED OCTOBER 31, 1996, 1997 AND 1998

                                    CONTENTS

Report of Ernst & Young LLP, Independent
  Auditors...................................   F-2

Financial Statements

Balance Sheets...............................   F-3
Statements of Operations.....................   F-4
Statements of Redeemable Convertible
  Preferred Stock and Stockholders' Equity...   F-5
Statements of Cash Flows.....................   F-6
Notes to Financial Statements................   F-7

               REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

The Board of Directors and Stockholders
GameTech International, Inc.

    We have audited the accompanying balance sheets of GameTech International, Inc. as of October 31, 1997 and 1998 and the related statements of operations, redeemable convertible preferred stock and stockholders' equity and cash flows for each of the three years in the period ended October 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

    We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

    In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of GameTech International, Inc. at October 31, 1997 and 1998 and the results of its operations and its cash flows for each of the three years in the period ended October 31, 1998, in conformity with generally accepted accounting principles.

December 19, 1998

                          GAMETECH INTERNATIONAL, INC.

                                 BALANCE SHEETS

                                                                                             OCTOBER 31,
                                                                                     ----------------------------
                                                                                         1997           1998
                                                                                     -------------  -------------
ASSETS:
Current assets:
  Cash and equivalents.............................................................  $   1,019,524  $  21,484,556
  Short-term investments...........................................................       --            4,102,500
  Accounts receivable, less allowance for doubtful accounts of $164,000 in 1997 and
    $49,000 in 1998................................................................      1,151,108      1,676,960
  Deposits.........................................................................        108,042        166,572
  Prepaid expenses and other current assets........................................         48,702        292,072
  Deferred income taxes............................................................        196,325        610,157
                                                                                     -------------  -------------
Total current assets...............................................................      2,523,701     28,332,817
Bingo units, furniture and equipment, net..........................................      9,024,887     12,495,557
Intangibles, less accumulated amortization of $238,000 in 1997 and $376,000 in
  1998.............................................................................        367,398        454,525
Investment in and advances to affiliate............................................        526,365       --
Other assets, net..................................................................        808,306      1,194,511
                                                                                     -------------  -------------
Total assets.......................................................................  $  13,250,657  $  42,477,410
                                                                                     -------------  -------------
                                                                                     -------------  -------------
LIABILITIES AND STOCKHOLDERS' EQUITY:
Current liabilities:
  Short-term borrowings from bank..................................................        550,000       --
  Accounts payable.................................................................        402,772        324,550
  Accrued payroll and related obligations..........................................        324,716        257,946
  Other accrued liabilities........................................................        235,385         78,478
  Income taxes payable.............................................................        166,534         74,403
  Current portion of long-term debt................................................      1,266,523        338,000
                                                                                     -------------  -------------
Total current liabilities..........................................................      2,945,930      1,073,377
Convertible notes payable to officers, including accrued interest..................      1,526,001       --
Long-term debt.....................................................................      1,599,658        514,500
Deferred income taxes..............................................................        368,412        567,418
Commitments and contingencies
Redeemable convertible preferred stock, $.001 par value; 5,000,000 shares authorized; 400,000 shares issued and outstanding in 1997; 0 shares issued and outstanding in 1998; aggregate liquidation preference of $3,000,000 at October
  31, 1997.........................................................................      2,834,998       --
Stockholders' equity:
Common stock, $.001 par value; 40,000,000 shares authorized; 4,621,491 shares
  issued and outstanding in 1997 and 10,126,226 in 1998............................          4,622         10,126
Capital in excess of par value.....................................................         35,639     37,116,880
Retained earnings..................................................................      3,935,397      6,005,483
Less: treasury stock, 0 shares in 1997 and 755,400 shares in 1998..................       --           (2,810,374)
                                                                                     -------------  -------------
Total stockholders' equity.........................................................      3,975,658     40,322,115
                                                                                     -------------  -------------
Total liabilities and stockholders' equity.........................................  $  13,250,657  $  42,477,410
                                                                                     -------------  -------------
                                                                                     -------------  -------------

                            SEE ACCOMPANYING NOTES.

                          GAMETECH INTERNATIONAL, INC.

                            STATEMENTS OF OPERATIONS

                                                              YEARS ENDED OCTOBER 31,
                                                         ---------------------------------
                                                           1996        1997        1998
                                                         ---------  ----------  ----------
Revenues...............................................  $5,364,017 $12,577,821 $16,177,307
Operating expenses:
  Cost of revenues.....................................  1,614,562   3,248,657   5,327,060
  General and administrative...........................  1,019,919   1,993,064   3,645,920
  Sales and marketing..................................    613,503   1,418,676   2,564,140
  Research and development.............................    477,482     546,860     638,490
                                                         ---------  ----------  ----------
                                                         3,725,466   7,207,257  12,175,610
                                                         ---------  ----------  ----------
Income from operations.................................  1,638,551   5,370,564   4,001,697

Interest (expense) income, net.........................   (279,032)   (478,387)  1,368,389
Equity interest in net loss of affiliate...............     --        (178,815) (2,000,000)
Other income, net......................................      4,430      27,696      --
                                                         ---------  ----------  ----------
Income before provision for income taxes...............  1,363,949   4,741,058   3,370,086
Provision for income taxes.............................    559,217   1,880,000   1,300,000
                                                         ---------  ----------  ----------
Net income.............................................  $ 804,732  $2,861,058  $2,070,086
                                                         ---------  ----------  ----------
                                                         ---------  ----------  ----------
Basic net income per share.............................  $     .16  $      .64  $      .22
                                                         ---------  ----------  ----------
                                                         ---------  ----------  ----------
Diluted net income per share...........................  $     .13  $      .43  $      .20
                                                         ---------  ----------  ----------
                                                         ---------  ----------  ----------
Shares used in the calculation of net income per share:
  Basic................................................  5,117,517   4,463,023   9,360,955
  Diluted..............................................  7,071,032   6,908,643  10,577,030
                                                         ---------  ----------  ----------
                                                         ---------  ----------  ----------

                            SEE ACCOMPANYING NOTES.

                          GAMETECH INTERNATIONAL, INC.

            STATEMENTS OF REDEEMABLE CONVERTIBLE PREFERRED STOCK AND
                              STOCKHOLDERS' EQUITY

                                                                               STOCKHOLDER'S EQUITY
                                       REDEEMABLE       ------------------------------------------------------------------
                                      CONVERTIBLE
                                    PREFERRED STOCK         COMMON STOCK      CAPITAL IN                TREASURY STOCK
                                  --------------------  --------------------  EXCESS OF   RETAINED   ---------------------
                                   SHARES     AMOUNT     SHARES     AMOUNT    PAR VALUE   EARNINGS    SHARES      AMOUNT
                                  ---------  ---------  ---------  ---------  ----------  ---------  ---------  ----------
Balances at October 31, 1995....     --      $  --      5,109,875  $   5,110  $  557,865  $ 416,914     --      $   --
Issuance of common stock upon
  exercise of stock options at
  $.01 per share................     --         --         71,700         72         645     --         --          --
Net income......................     --         --         --         --          --        804,732     --          --
                                  ---------  ---------  ---------  ---------  ----------  ---------  ---------  ----------
Balances at October 31, 1996....     --         --      5,181,575      5,182     558,510  1,221,646     --          --
Repurchase and cancellation of
  common stock..................     --         --      (1,000,000)    (1,000)   (558,510)  (147,307)    --         --
Common stock issued in exchange
  for services..................     --         --          5,500          5       5,495     --         --          --
Issuance of common stock upon
  exercise of stock options at
  $.01 per share................     --         --        407,916        408       3,671     --         --          --
Conversion of convertible notes
  payable into common stock.....     --         --         26,500         27      26,473     --         --          --
Sale of redeemable convertible
  preferred stock for cash, net
  of issuance costs of
  approximately $165,000........    400,000  2,834,998     --         --          --         --         --          --
Net income......................     --         --         --         --          --      2,861,058     --          --
                                  ---------  ---------  ---------  ---------  ----------  ---------  ---------  ----------
Balances at October 31, 1997....    400,000  2,834,998  4,621,491      4,622      35,639  3,935,397     --          --
Common stock issued at initial
  public offering, net of
  $3,420,000 in issuance
  costs.........................     --         --      3,270,000      3,270  32,570,647     --         --          --
Conversion of convertible notes
  payable into common stock.....     --         --      1,539,351      1,539   1,537,812     --         --          --
Conversion of preferred stock
  into common stock.............   (400,000) (2,834,998)   400,000       400   2,834,598     --         --          --
Issuance of common stock upon
  exercise of stock options at
  $.01 per share................     --         --        147,884        148       1,331     --         --          --
Issuance of common stock upon
  exercise of stock options at
  $.16 per share................     --         --         12,500         12       1,988     --         --          --
Issuance of common stock upon
  exercise of stock options at
  $1.00 per share...............     --         --        135,000        135     134,865     --         --          --
Repurchase of common stock for
  treasury......................     --         --         --         --          --         --        755,400  (2,810,374)
Net income......................     --         --         --         --          --      2,070,086     --          --
                                  ---------  ---------  ---------  ---------  ----------  ---------  ---------  ----------
Balances at October 31, 1998....     --      $  --      10,126,226 $  10,126  $37,116,880 $6,005,483   755,400  $(2,810,374)
                                  ---------  ---------  ---------  ---------  ----------  ---------  ---------  ----------
                                  ---------  ---------  ---------  ---------  ----------  ---------  ---------  ----------


                                    TOTAL
                                  ----------
Balances at October 31, 1995....  $  979,889
Issuance of common stock upon
  exercise of stock options at
  $.01 per share................         717
Net income......................     804,732
                                  ----------
Balances at October 31, 1996....   1,785,338
Repurchase and cancellation of
  common stock..................    (706,817)
Common stock issued in exchange
  for services..................       5,500
Issuance of common stock upon
  exercise of stock options at
  $.01 per share................       4,079
Conversion of convertible notes
  payable into common stock.....      26,500
Sale of redeemable convertible
  preferred stock for cash, net
  of issuance costs of
  approximately $165,000........      --
Net income......................   2,861,058
                                  ----------
Balances at October 31, 1997....   3,975,658
Common stock issued at initial
  public offering, net of
  $3,420,000 in issuance
  costs.........................  32,573,917
Conversion of convertible notes
  payable into common stock.....   1,539,351
Conversion of preferred stock
  into common stock.............   2,834,998
Issuance of common stock upon
  exercise of stock options at
  $.01 per share................       1,479
Issuance of common stock upon
  exercise of stock options at
  $.16 per share................       2,000
Issuance of common stock upon
  exercise of stock options at
  $1.00 per share...............     135,000
Repurchase of common stock for
  treasury......................  (2,810,374)
Net income......................   2,070,086
                                  ----------
Balances at October 31, 1998....  $40,322,115
                                  ----------
                                  ----------

                            SEE ACCOMPANYING NOTES.

                          GAMETECH INTERNATIONAL, INC.

                            STATEMENTS OF CASH FLOWS

                                                                                   YEARS ENDED OCTOBER 31,
                                                                             -----------------------------------
                                                                                1996        1997        1998
                                                                             ----------  ----------  -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income.................................................................  $  804,732  $2,861,058  $ 2,070,086
Adjustments to reconcile net income to net cash provided by operating activities:
  Depreciation and amortization............................................     599,458   1,428,571    2,612,489
  Accrued interest payable to officers.....................................     164,363     189,839       13,350
  Deferred income taxes....................................................      46,000      16,880     (214,826)
  Equity in net loss of affiliate..........................................      --         178,815    2,000,000
  Changes in operating assets and liabilities:
    Accounts receivable, net...............................................    (301,642)   (604,752)    (525,852)
    Deposits...............................................................     (18,422)    168,580      (58,530)
    Prepaid expenses and other current assets..............................       9,853     (16,130)    (243,370)
    Accounts payable.......................................................    (232,008)    350,240      (78,222)
    Accrued payroll and related obligations................................     114,323     174,443      (66,770)
    Other accrued liabilities..............................................      (3,359)    200,219     (156,907)
    Income taxes payable...................................................     105,309      32,318      (92,131)
                                                                             ----------  ----------  -----------
Net cash provided by operating activities..................................   1,288,607   4,980,081    5,259,317

CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in short-term investments.......................................      --          --       (4,102,500)
Capital expenditures for bingo units, furniture and equipment..............  (2,965,612) (6,057,574)  (5,683,344)
Investment in and advances to affiliate....................................      --        (705,180)  (1,473,635)
Change in other assets.....................................................      --        (156,326)     --
Capitalized software development costs.....................................    (122,235)    (74,581)     225,127
                                                                             ----------  ----------  -----------
Net cash used in investing activities......................................  (3,087,847) (6,993,661) (11,484,606)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from short-term borrowings from bank..............................   2,360,493   3,330,000      --
Payments on short-term notes payable and borrowings from bank..............    (507,900) (2,050,000)    (550,000)
Proceeds from borrowings on convertible notes payable to officers..........     100,000      --          --
Payments on convertible notes payable to officers..........................     (24,978)     --          --
Proceeds from issuance of long-term debt...................................      --         403,207      --
Payments on long-term debt.................................................      --        (758,819)  (2,866,181)
Payments for buy-out of distributorship agreement..........................      --          --         (447,500)
Payment for repurchase of common stock and cancellation of a note payable
  to an officer............................................................      --        (250,000)     --
Proceeds from sale of redeemable convertible preferred stock...............      --       2,834,998      --
Proceeds from sales of common stock........................................         717       9,579   32,712,296
Payments for repurchase of common stock for treasury.......................      --          --       (2,810,374)
Deferred offering costs....................................................      --        (651,980)     651,980
                                                                             ----------  ----------  -----------
Net cash provided by financing activities..................................   1,928,332   2,866,985   26,690,321
                                                                             ----------  ----------  -----------
Net increase in cash and equivalents.......................................     129,092     853,405   20,465,032
Cash and equivalents at beginning of year..................................      37,027     166,119    1,019,524
                                                                             ----------  ----------  -----------
Cash and equivalents at end of year........................................  $  166,119  $1,019,524  $21,484,556
                                                                             ----------  ----------  -----------
                                                                             ----------  ----------  -----------
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid for interest...................................................  $  109,000  $  275,000  $    66,000
  Cash paid for income taxes...............................................  $  410,000  $1,831,000  $ 1,607,000
SUPPLEMENTAL SCHEDULE OF NON-CASH TRANSACTIONS:
  Conversion of redeemable convertible preferred stock to common stock.....  $   --      $   --      $ 2,834,998
  Conversion of convertible notes payable to common stock..................  $   --      $   26,500  $ 1,539,351

                            SEE ACCOMPANYING NOTES.

                          GAMETECH INTERNATIONAL, INC.

                         NOTES TO FINANCIAL STATEMENTS

                                OCTOBER 31, 1998

1. BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

DESCRIPTION OF BUSINESS

    GameTech International, Inc. (the "Company") was incorporated in Delaware on April 18, 1994. The Company manufactures electronic bingo units and rents them under operating type leases on long-term or month-to-month arrangements. The Company's fiscal year ends on October 31.

USE OF ESTIMATES

    The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

CASH AND CASH EQUIVALENTS

    The Company considers all highly liquid investments with an original maturity of three months or less when purchased to be a cash equivalent.

SHORT-TERM INVESTMENTS

    Short-term investments, which consist of interest bearing securities are carried at fair value and are classified as available for sale. Unrealized gains and losses are not material.

BINGO UNITS, FURNITURE AND EQUIPMENT

    Bingo units, furniture and equipment are stated at cost and depreciated using the straight-line method over the estimated useful lives of the assets. The estimated useful lives are as follows:

Bingo units.......................................................  5 years
Office furniture and equipment....................................  5-7 years
Leasehold improvements............................................  5 years

SUPPLIER DEPENDENCE

    Certain of the Company's bingo units are purchased from only one supplier. Any interruption in this supply source could impact the Company's ability to meet customer demand and in turn adversely affect future operating results.

INTANGIBLES

    The excess of cost over fair value of net assets of businesses acquired is amortized on a straight-line basis over seven years. The unamortized portion of businesses acquired is approximately $214,000 and $155,000 at October 31, 1997 and 1998, respectively. Also included in intangibles, is capitalized software development costs of approximately $197,000 and $422,000 at October 31, 1997 and 1998, respectively, which are being amortized on a straight-line basis over three years beginning when the developed products were available for general release. Amortization of capitalized software development costs during the years ended October 31, 1997 and 1998 amounted to approximately $43,000 and $80,000, respectively.

                          GAMETECH INTERNATIONAL, INC.

1. BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED) Intangible assets are reviewed on an ongoing basis by the Company's management based on several factors including, among others, the Company's projection of future operations and their related impact on cash flows. If an impairment of the carrying value were to be indicated by this review, the Company would adjust the carrying value of intangibles to its estimated fair value.

INVESTMENT IN JOINT VENTURE

    The Company had a 50 percent interest in The Satellite Bingo Network, LLC. ("TSBN") which was accounted for using the equity method. TSBN was formed on April 8, 1997, launched operations in December 1997 and ceased operations in February 1998. The Company funded the operating losses of TSBN and for financial reporting purposes had recorded 100 percent of the operating losses. For the year ended October 31, 1998, the Company recorded a loss of $2.0 million in connection with the write-off of the Company's investment in and advances to TSBN, which included the operating loss of $955,000. The Company had recorded through October 31, 1997, approximately $179,000 as its share of TSBN's operating losses which represents 50 percent of the first $100,000 in losses and 100 percent of the losses in excess of $100,000.

LONG-LIVED ASSETS

    The Company has adopted the provisions of the Financial Accounting Standards Board Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of" ("SFAS 121"). SFAS 121 requires impairment losses to be recognized for long-lived assets and identifiable intangibles used in operations when indicators of impairment are present and the estimated undiscounted cash flows are not sufficient to recover the assets' carrying amount. The impairment loss is measured by comparing the fair value of the asset to its carrying amount. The excess of cost over fair value of net assets of businesses acquired is included in impairment evaluations when events or circumstances exist that indicate the carrying amount of the acquired assets may not be recoverable.

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

    No single customer comprised more than 10 percent of total revenues during the years ended October 31, 1996, 1997 and 1998.

INCOME TAXES

    The Company accounts for income taxes under the provisions of Statement of Financial Accounting Standard No. 109, ACCOUNTING FOR INCOME TAXES.

                          GAMETECH INTERNATIONAL, INC.

1. BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED) ADVERTISING COSTS

    Advertising costs are expensed as incurred. Advertising costs during the years ended October 31, 1996, 1997 and 1998 were not material.

STOCK BASED COMPENSATION

    The Company grants stock options for a fixed number of shares to certain employees with an exercise price equal to or greater than the fair value of the shares at the date of grant. The Company accounts for stock option grants to employees in accordance with Accounting Principles Board Opinion No. 25, ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES (APB 25), and, accordingly, recognizes no compensation expense for the stock option grants.

NET INCOME PER SHARE

    Net income per share is computed in accordance with Statement of Financial Accounting Standards No. 128, EARNINGS PER SHARE. SFAS No. 128 replaced the calculation of primary and fully diluted earnings per share. Basic earnings per share is based solely upon the weighted average number of common shares outstanding and excludes any dilutive effects of options, warrants and convertible securities. Dilutive earnings per share is based upon the weighted average number of common and common equivalent shares outstanding during the year. The difference between basic and diluted earnings per share is attributable to stock options, redeemable convertible preferred stock and convertible notes payable to officers.

CONCENTRATIONS OF CREDIT RISK

    Financial instruments which potentially subject the Company to concentration of credit risk consist primarily of trade receivables. In the normal course of business, the Company provides credit terms to its customers. Accordingly, the Company performs ongoing credit evaluations of its customers and maintains allowances for possible losses which, when realized, have been with in the range of management's expectations.

    The Company's customer base consists primarily of bingo establishments in the United States. Although the Company is directly affected by the financial and operational well-being of the companies in this industry, management does not believe significant credit risk exists at present.

FAIR VALUES OF FINANCIAL INSTRUMENTS

    The carrying amounts reported in the balance sheets for cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities approximate fair value because of the immediate or short-term maturity of these financial instruments. The fair value of bank credit lines and long-term debt is determined using current applicable interest rates as of the balance sheet date and approximate the carrying value of such debt because the underlying instruments are at variable subject to any increases or decreases in the bank's prime rate or LIBOR.

IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

    In June 1997, the the FASB issued SFAS No. 131, DISCLOSURES ABOUT SEGMENTS OF AN ENTERPRISE AND RELATED INFORMATION. The Company is required to adopt the provisions of SFAS No. 131 in fiscal year 1998.

                          GAMETECH INTERNATIONAL, INC.

1. BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
SFAS No. 131 establishes a new method by which companies will report operating segment information. This method is based on the manner in which management organizes the segments within a company for making operating decisions and assessing performance. The Company is evaluating the provisions of SFAS No. 131 and, upon adoption, may report operating segments.

2. BINGO UNITS, FURNITURE AND EQUIPMENT

    Bingo units, furniture and equipment consist of the following:

                                                                           OCTOBER 31
                                                                      ---------------------
                                                                        1997        1998
                                                                      ---------  ----------
Installed bingo units...............................................  $8,324,179 $12,981,272
Bingo units on-hand.................................................  1,791,959   1,567,629
Raw materials and bingo units in-progress...........................    534,563     730,971
Office furniture and equipment......................................    446,636   1,007,387
Leasehold improvements..............................................     62,730      68,640
                                                                      ---------  ----------
                                                                      11,160,067 16,355,899
Less accumulated depreciation and amortization......................  2,135,180   3,860,342
                                                                      ---------  ----------
                                                                      $9,024,887 $12,495,557
                                                                      ---------  ----------
                                                                      ---------  ----------

    "Bingo units on-hand" are transferred to "Installed bingo units" when installed at a customer location, at which time a provision for depreciation is applied.

    Depreciation expense during the years ended October 31, 1996, 1997 and 1998 amounted to approximately $541,000, $1,327,000, and $2,187,000, respectively.

3. CREDIT AGREEMENTS

    On August 19, 1998, the Company obtained a revolving line-of-credit (the "Line"). The maximum amount available under the terms of the Line is $10,000,000 and borrowings bear interest based on the bank's prime rate percent or LIBOR plus 2.0 percent, at the Company's option. Interest is payable monthly and the Line expires on March 31, 2000. The Line is secured by substantially all of the Company's assets. The Line contains certain restrictive covenants, which among other things require that specified financial balances and ratios be maintained, restricts the payment of dividends and the incurrence of additional indebtedness. At October 31, 1998, there was no outstanding balance under the Line.

                          GAMETECH INTERNATIONAL, INC.

4. LONG-TERM DEBT

    Long-term debt consisted of the following:

                                                                     October 31
                                                                --------------------
                                                                  1997       1998
                                                                ---------  ---------
$3,000,000 term note bearing interest at 8.92 percent per
  annum. Principal and interest of $95,288 are paid monthly.
  Repaid in fiscal year 1998..................................  $2,553,681 $  --

$625,000 term note bearing interest at 5.65 percent per annum.
  Principal of $156,250 plus interest are paid semi-annually
  on March 1 and September 1. Repaid in fiscal year 1998......    312,500     --

$1,014,000 term note related to acquisition of electronic
  video bingo devices distribution routes. Weekly payments of
  $6,500 are due until the balance is paid in full............     --        852,500
                                                                ---------  ---------
                                                                2,866,181    852,500
                                                                ---------  ---------
Less: current portion.........................................  1,266,523    338,000
                                                                ---------  ---------
                                                                $1,599,658 $ 514,500
                                                                ---------  ---------
                                                                ---------  ---------

    Maturities of long-term debt for the years following October 31, 1998 are $338,000 in fiscal year 1999, $338,000 in fiscal year 2000, and $176,500 in fiscal year 2001.

5. CONVERTIBLE NOTES PAYABLE TO OFFICERS

    Convertible notes payable to officers were unsecured borrowings bearing interest at prime plus 4.25 percent (aggregating 12.75 percent at October 31, 1997). In November 1997, principal and interest of $1,539,351 were converted into the 1,539,351 shares of the Company's common stock at $1.00 per share. Interest expense recorded on notes payable to officers amounted to approximately $164,000, $190,000, and $13,000 during the years ended October 31, 1996, 1997 and 1998, respectively. Included along with the principal amount of convertible notes payable to officers on the accompanying balance sheets is accrued interest of approximately $421,000 (no current portion) at October 31, 1997.

6. COMMITMENTS AND CONTINGENCIES

LEASES

    The Company leases administrative and manufacturing facilities under non-cancelable operating leases. Rent expense during the years ended October 31, 1996, 1997 and 1998 amounted to approximately $89,000, $118,000, and $205,000, respectively.

    Future minimum lease payments under these leases, by year, as of October 31, 1998 are as follows:

1999..............................................................  $ 170,000
2000..............................................................    142,000
2001..............................................................    127,000
2002..............................................................     60,000
2003..............................................................     11,000
                                                                    ---------
                                                                    $ 510,000
                                                                    ---------
                                                                    ---------

                          GAMETECH INTERNATIONAL, INC.

6. COMMITMENTS AND CONTINGENCIES (CONTINUED)
LITIGATION

    In March 1996, a patent infringement action and demand for jury trial was commenced against the Company by Bingo Technology Corporation, Inc. (formerly Bingo Card Minder Corporation), in the U.S. District Court, Northern District of California. The complaint alleges that the Company has infringed, actively induced or contributed to the infringement of U.S. Patent No. 4,378,940 (the "'940 Patent") by making, using and selling, among other acts, electronic bingo devices that allegedly infringe upon at least one claim of the '940 Patent. The '940 Patent was issued in 1983 and will expire in 2000 and is allegedly infringed by the Company's hand-held bingo units. The plaintiff seeks a permanent injunction prohibiting the Company from infringement of the '940 Patent, as well as actual damages, enhanced (treble) damages, attorneys' fees and costs. A stay of all proceedings is in effect until February 1, 1999.

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

    In October 1997, Apex Wholesale, Inc. ("Apex") commenced two actions against the Company in the U.S. District Court, Southern District of California. The Company formerly purchased its hand-held units manufactured by Tidalpower Technologies, Inc. ("Tidalpower") through Apex but terminated such arrangement in September 1996 and now purchases hand-held units directly from Tidalpower. The defendants (in addition to the Company) were Tidalpower, Green Dollars Industrial Ltd. (a foreign corporation), Vern D. Blanchard, Richard T. Fedor, Clarence H. Thiesen, Leo Lee (a foreign national), Doris Tsao (a foreign national), and Morgan Chen (a foreign national). In one action, Apex sought copyright infringement, breach of contract, breach of fiduciary duty, interference with contract and prospective economic advantage, and trade secret claims on GameTech's hand-held bingo units. The complaint alleged that the Company breached various oral agreements with Apex and then misappropriated, developed and marketed hand-held bingo units which allegedly were developed through a cooperative effort of Apex, Vern D. Blanchard, and Jeff Rogers (an individual). Apex sought general damages, injunctive relief, exemplary and punitive damages, attorney's fees, and any other costs the court deemed proper.

    In the second action, Apex sought to avoid an alleged fraudulent transfer. Apex alleged that the Company, as well as Tidalpower, Green Dollars Industrial Ltd., Leo Lee, Doris Tsao, and Morgan Chen conspired to avoid a right to attach order and default judgment entered in favor of Apex against Green Dollars Industrial Ltd. Apex sought general damages in the amount of $400,400, special damages totaling $35,000, exemplary or punitive damages in the sum of $1,201,200, prejudgment interest, costs of suit and any other relief the court deemed proper.

    Entries of dismissal with prejudice of both Apex actions were entered by the Court on December 8, 1998.

    On December 1, 1997, a cross-complaint for breach of contract and declaratory relief was brought against the Company, Richard T. Fedor and Gary R. Held by Diamond Game Enterprises ("Diamond") in the Superior Court of the State of California, Los Angeles County. The cross-complaint is a response to a complaint for recovery of money, and money received, and breach of contract brought by Richard T. Fedor on September 30, 1997 against Diamond. Mr. Fedor alleges that Diamond breached the terms of an oral agreement pursuant to which Mr. Fedor loaned $300,000 to Diamond. In its cross-complaint, Diamond alleges that the Company breached the terms of an oral contract by failing to pay a $671,000 balance

                          GAMETECH INTERNATIONAL, INC.

6. COMMITMENTS AND CONTINGENCIES (CONTINUED) allegedly owed under an oral purchase agreement for 134 pull-tab dispensers which were to be manufactured by Diamond. There can be no assurance that favorable outcomes will be obtained or that if the actions are resolved in favor of Diamond, such results would not have a material adverse effect on the Company. Trial is scheduled for May 12, 1999.

    On February 13, 1998, a purported securities class action complaint, WEISS
V. GAMETECH INTERNATIONAL, INC., No. 98-0268 PHX-ROS, was filed in the United States District Court for the District of Arizona alleging that the Company and certain of its officers and directors violated
Section 11 of the Securities Act of 1933 (the "Securities Act") by making false, misleading statements and omissions in GameTech's Form S-1 Registration Statement in connection with the Company's public offering on November 25, 1997. Two other complaints making nearly identical factual allegations have been consolidated with the WEISS action for all purposes as IN RE GAMETECH, INC. SECURITIES LITIGATION, Master File No. Civ. 98-0268 PHX-ROS.

    On September 21, 1998, plaintiffs filed a consolidated complaint, alleging a claim against the Company and the individual defendants under Section 11 of the Securities Act and a claim against the individual defendants under Section 15 of the Securities Act, based upon the conduct alleged in the original complaints. Plaintiffs seek an unspecified amount of damages. On July 17, 1998, the Court appointed "lead plaintiff" and co-lead counsel.

    On November 5, 1998, defendants moved to dismiss the complaint. Defendants' motion to dismiss is scheduled to be heard by the Court on May 24, 1999. There has been no discovery to date and no trial is scheduled in this action. Defendants believe that there is no merit to plaintiffs' allegations and intend to defend the action vigorously.

    On December 7, 1998, GameTech intervened in Cause No. 97-11164, pending in the 160(th) District Court in Dallas County, Texas. The lawsuit was filed by Trend Gaming Systems, LLC, the Company's exclusive Texas distributor, against four charities and two individuals for breach of contract and tortious interference with contract. GameTech alleges that it is a third-party beneficiary of the contract between Trend and the four charities. Actual damages are estimated at $126,000, plus attorneys' fees.

    The charities have filed a counter claim for damages, alleging that misrepresentations were made in connection with the original contract, and seeking to be reimbursed for their attorneys' fees. The charities and Trend filed cross motions for summary judgment. Both motions were denied by the Court. The charities have moved to strike the Company's plea in intervention but the matter has not been set for hearing.

    The case is set for jury trial on February 22, 1999.

    Many aspects of the Company's business involve substantial risks of liability. In the normal course of business, the Company may be named as defendant or co-defendant in lawsuits involving primarily claims for damages. The Company's management believes that any pending litigation will not have a material adverse effect on the Company.

7. REDEEMABLE CONVERTIBLE PREFERRED STOCK

    In September 1997, the Company received proceeds of approximately $2,835,000 (net of issuance costs of approximately $165,000) from the sale of 400,000 shares of redeemable convertible preferred stock (the "Preferred Stock"). Each share of Preferred Stock was convertible, at the holder's option, into common stock on a one-for-one basis subject to certain antidilution adjustments. Concurrent with the

                          GAMETECH INTERNATIONAL, INC.

7. REDEEMABLE CONVERTIBLE PREFERRED STOCK (CONTINUED) completion of the Company's initial public offering, the Preferred Stock was automatically converted into 400,000 shares of its common stock.

8. STOCKHOLDERS' EQUITY

INITIAL PUBLIC OFFERING

    On November 25, 1997, the Company completed an initial public offering of 3,710,000 shares of its common stock, including 440,000 shares offered by certain stockholders of the Company, at a price of $11.00 per share. Such offering resulted in cash proceeds to the Company, net of underwriting discounts and offering expenses of approximately $32,600,000.

COMMON STOCK

    Of the 29,873,774 shares of common stock authorized but unissued at October 31, 1998, 1,955,000 shares were reserved for future issuance through stock options. At October 31, 1998, options for 1,928,000 shares were outstanding.

STOCK OPTIONS

    The Company has elected to follow APB No. 25, ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES, in accounting for its employee stock options because, as discussed below, the alternative fair value accounting for under SFAS No. 123, ACCOUNTING AND DISCLOSURE OF STOCK-BASED COMPENSATION, requires the use of option valuation models that were not developed for use in valuing employee stock options. Under APB 25, because the exercise price of the Company's employee stock options equals the market price the underlying stock on the date of grant, no compensation expense is recognized.

    In August 1997, the Company adopted the 1997 Incentive Stock Plan (1997
Plan). The 1997 Plan may grant either incentive stock options ("ISO's") or nonqualified stock options ("NSO's"). NSO's may be granted to employees, directors and consultants to purchase the Company's stock at an exercise price determined by the board of directors at the date of grant. ISO's may be granted only to employees at an exercise price that equals or exceeds the fair value of such shares on the date such option is granted. The options generally have a term of ten years and vesting periods are determined at the discretion of the board of directors. The Company has reserved 2,000,000 shares of common stock for issuance under the 1997 Plan, which included options granted during the twelve months immediately preceding the adoption of the 1997 Plan. At October 31, 1998, options to purchase 949,167 of common stock were exercisable at exercise prices ranging from $.16 to $6.00 per share under the 1997 Plan. In addition, at October 31, 1998, 27,000 shares of common stock were available for future grants under the 1997 Plan.

                          GAMETECH INTERNATIONAL, INC.

8. STOCKHOLDERS' EQUITY (CONTINUED)

    On July 9, 1998, the Company canceled 66,500 options held by certain employees issued under the 1997 Plan with an exercise price per share of $11.00 and granted 66,500 options with an exercise price per share of $4.00 to the same employees. The new options started a new vesting schedule from the new date of grant.

    Pro forma information regarding net income and earnings per share is required by SFAS No. 123, and has been determined as if the Company had accounted for it employee stock options under the fair value method of that statement. The fair value for these options was estimated at the date of grant using a Black-Scholes pricing model with the following weighted-average assumptions for 1998: risk-free interest rates of 4.75 percent, dividend yields of 0 percent, volatility factor of the expected market price of the Company's stock of 1.022 and a weighted-average life of the options of five years.

    The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company's employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of the Company's employee stock options.

    For purpose of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options vesting period. The Company's pro forma information follows:

YEAR ENDED OCTOBER 31,                                      1996         1997         1998
-------------------------------------------------------  ----------  ------------  ----------
Pro forma net income...................................  $  791,683  $  2,779,135  $  938,072
Pro forma net income per basic share...................        0.15          0.62        0.10
Pro forma net income per diluted share.................        0.13          0.40        0.09

    The effects of applying SFAS No. 123 for the years ended October 31, 1996, 1997, and 1998 are not likely to be representative of the effects on reported net income for future years.

    A summary of the Company's stock option activity, and related information during the years ended October 31, 1996, 1997 and 1998 is presented below:

                                                                          YEARS ENDED OCTOBER 31,
                                           --------------------------------------------------------------------------------------
                                                       1996                         1997                         1998
                                           ----------------------------  ---------------------------  ---------------------------
                                            NUMBER OF      WEIGHTED      NUMBER OF      WEIGHTED      NUMBER OF      WEIGHTED
                                             SHARES         AVERAGE        SHARES        AVERAGE        SHARES        AVERAGE
                                            (OPTIONS)   EXERCISE PRICE   (OPTIONS)   EXERCISE PRICE   (OPTIONS)   EXERCISE PRICE
                                           -----------  ---------------  ----------  ---------------  ----------  ---------------
Outstanding at beginning of year.........     675,000      $     .01        678,300     $     .02      1,447,384     $     .84
Granted..................................      75,000      $     .09      1,182,000     $    1.02        863,000     $    5.22
Forfeited................................      --             --             (5,000)    $     .01        (87,000)    $    9.74
Exercised................................     (71,700)     $     .01       (407,916)    $     .01       (295,384)    $     .47
                                           -----------                   ----------                   ----------
Outstanding at end of year...............     678,300      $     .02      1,447,384     $     .84      1,928,000     $    2.78
                                           -----------           ---     ----------         -----     ----------         -----
                                           -----------           ---     ----------         -----     ----------         -----
Exercisable at end of year...............     240,000      $     .02        932,750     $     .99      1,016,667     $    1.48
                                           -----------           ---     ----------         -----     ----------         -----
                                           -----------           ---     ----------         -----     ----------         -----
Weighted average fair value of options
  granted during the year................             $0.16                         $1.00                        $4.78
                                                      -----                         ----                         ----
                                                      -----                         ----                         ----

                          GAMETECH INTERNATIONAL, INC.

8. STOCKHOLDERS' EQUITY (CONTINUED)
    The following table summarizes information regarding stock options outstanding and exercisable at October 31, 1998:

                                            OPTIONS OUTSTANDING
                                  ----------------------------------------    OPTIONS EXERCISABLE
                                                 WEIGHTED-                  -----------------------
                                                  AVERAGE       WEIGHTED-                WEIGHTED-
                                                 REMAINING       AVERAGE                  AVERAGE
                                                CONTRACTUAL     EXERCISE                 EXERCISE
RANGE OF EXERCISE PRICES            NUMBER         LIFE           PRICE       NUMBER       PRICE
--------------------------------  ----------  ---------------  -----------  ----------  -----------
$.01--$.16......................      95,000          6.48      $     .05       67,500   $     .04
$1.00--$1.10....................   1,047,000          8.09           1.03      839,167        1.03
$2.88--$6.00....................     786,000          9.34           5.44      110,000        5.77
                                  ----------                                ----------
                                  1,928,000..                   $    2.78    1,016,667   $    1.48
                                  ----------                        -----   ----------       -----
                                  ----------                        -----   ----------       -----

    The range of exercise prices of stock options outstanding and their weighted average remaining contractual life at October 31, 1998, were $.01 to $6.00 per share and 8.53 years, respectively.

STOCK REPURCHASE AGREEMENT

    On November 22, 1996, the Company entered into an agreement with one of its stockholders to repurchase 1,000,000 shares of the Company's common stock (the "Agreement"). Of the 1,000,000 shares repurchased, 250,000 were subject to repurchase under the terms of the original purchase agreement. The shares repurchased by the Company have been canceled. The Agreement provided for the Company to pay a total of $875,000 for the stock and forgiveness of a note and accrued interest payable to the stockholder totaling approximately $168,000 (the "Payment"). The Payment was comprised of a cash payment of $250,000 and issuance of a new note payable in the principal amount of $625,000 (the "Note"). The Note bears interest at 5.65 percent and is payable in four semi-annual installments of $156,250 plus accrued interest beginning March 1, 1997. At October 31, 1997, $312,500 was outstanding under the Note. Subsequent to October 31, 1997 the Company paid-off all amounts outstanding under the Agreement.

9. INCOME TAXES

    The income tax provisions consist of the following:

                                                               YEARS ENDED OCTOBER 31,
                                                        --------------------------------------
                                                           1996         1997          1998
                                                        ----------  ------------  ------------
Current:
  Federal.............................................  $  431,092  $  1,530,226  $  1,243,341
  State...............................................      82,125       332,894       271,485

Deferred:
  Federal.............................................      34,472        14,774      (191,081)
  State...............................................      11,528         2,106       (23,745)
                                                        ----------  ------------  ------------
                                                        $  559,217  $  1,880,000  $  1,300,000
                                                        ----------  ------------  ------------
                                                        ----------  ------------  ------------

                          GAMETECH INTERNATIONAL, INC.

9. INCOME TAXES (CONTINUED)
    The significant components of the Company's deferred income tax assets and liabilities at October 31, 1997 and 1998 are as follows:

                                                                                1998
                                                                      ------------------------
                                                                       CURRENT    NON-CURRENT
                                                                      ----------  ------------
Deferred income tax assets:
  Accounts receivable reserves......................................  $   19,670   $   --
  Amortization......................................................      --           98,879
  Accrued expenses..................................................       8,682       --
  Vacation accrual..................................................      47,782       --
  Inventory reserves................................................     127,068       --
  Nondeductible loss in affiliate...................................     400,898       --
  Other.............................................................       6,057       --
                                                                      ----------  ------------
Total deferred income tax assets....................................     610,157       98,879

Deferred income tax liability:
  Depreciation......................................................      --         (666,297)
                                                                      ----------  ------------
Net deferred income tax asset (liability)...........................  $  610,157   $ (567,418)
                                                                      ----------  ------------
                                                                      ----------  ------------

                                                                                1997
                                                                      ------------------------
                                                                       CURRENT    NON-CURRENT
                                                                      ----------  ------------
Deferred income tax assets:
  Accounts receivable reserves......................................  $   66,931   $   --
  Amortization......................................................      --           60,310
  Accrued expenses..................................................      58,630       --
  Vacation accrual..................................................      51,250       --
  Others............................................................      19,514       --
                                                                      ----------  ------------
Total deferred income tax assets....................................     196,325       60,310

Deferred income tax liability:
  Depreciation......................................................      --         (428,722)
                                                                      ----------  ------------
Net deferred income tax asset (liability)...........................  $  196,325   $ (368,412)
                                                                      ----------  ------------
                                                                      ----------  ------------

    The differences between the Company's provision for income taxes as presented in the accompanying statements of operations and provision for income taxes computed at the federal statutory rate is comprised of the items shown in the following table as a percentage of pre-tax earnings:

                                                                          YEARS ENDED OCTOBER 31,
                                                                   -------------------------------------
                                                                      1996         1997         1998
                                                                   -----------  -----------  -----------
Income tax provision at the statutory rate.......................       34.0%        34.0%        34.0%
State income taxes, net of federal benefit.......................        7.0%         4.7          4.2
Other, net.......................................................      --             1.0          0.4
                                                                         ---          ---          ---
                                                                        41.0%        39.7%        38.6
                                                                         ---          ---          ---
                                                                         ---          ---          ---

                          GAMETECH INTERNATIONAL, INC.

10. NET INCOME PER SHARE

    A reconciliation of the shares used in the basic and diluted net income per share calculations are:

                                                             YEAR ENDED OCTOBER 31,
                                                    -----------------------------------------
                                                        1996          1997          1998
                                                    ------------  ------------  -------------
Basic.............................................  $  5,117,517  $  4,463,023  $   9,360,955
Effect of dilutive securities
  Options.........................................       528,792       921,472      1,083,509
  Convertible notes payable to officers...........     1,424,723     1,458,395         99,957
  Redeemable convertible preferred stock..........       --             65,753         32,609
                                                    ------------  ------------  -------------
Diluted...........................................  $  7,071,032  $  6,908,643  $  10,577,030
                                                    ------------  ------------  -------------
                                                    ------------  ------------  -------------

    Net income used in the diluted calculation was adjusted for the convertible notes payable to officers interest expense, net of taxes of $97,000, $112,000 and $8,000 in 1996, 1997 and 1998, respectively.

11. VALUATION AND QUALIFYING ACCOUNTS

                                                      OPTIONS OUTSTANDING
                                                   --------------------------  DEDUCTIONS
                                      BALANCE AT   CHARGED TO    CHARGED TO    (WRITE-OFFS, BALANCE AT
                                       BEGINNING    COSTS AND       OTHER        NET OF       END OF
DESCRIPTION                            OF PERIOD    EXPENSES      ACCOUNTS     COLLECTIONS)   PERIOD
------------------------------------  -----------  -----------  -------------  -----------  -----------

Year ended October 31, 1996:
  Deducted from asset accounts:
    Allowance for doubtful
      accounts......................   $  24,426    $  78,196     $  --         $  (1,080)   $ 101,542
Year ended October 31, 1997:
  Deducted from asset accounts:
    Allowance for doubtful
      accounts......................     101,542      215,600        --          (153,295)     163,847
Year ended October 31, 1998:
  Deducted from asset accounts:
    Allowance for doubtful
      accounts......................     163,847      180,184        --          (295,029)      49,002