Form 10-Q
period 1999-01-31
GAMETECH INTERNATIONAL INC
filed 1999-03-17
CIK 1045014

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

                FOR THE QUARTERLY PERIOD ENDED JANUARY 31, 1999
                                       OR

  / /    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

        FOR THE TRANSITION PERIOD FROM ______________ TO ______________

                        COMMISSION FILE NUMBER 000-23401

                            ------------------------

                          GAMETECH INTERNATIONAL, INC.

             (Exact name of registrant as specified in its charter)

                  DELAWARE                             33-0612983
      (State or other jurisdiction of       (IRS Employer Identification No.)
       incorporation or organization)

                 2209 W. 1ST STREET, SUITE 113, TEMPE, ARIZONA
                                     85281
                    (Address of principal executive offices)
                                   (Zip code)

(Registrant's telephone number, including area code):  (602) 804-1101

                            ------------------------

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

    On March 12, 1999 the registrant had outstanding 11,249,914 shares of its Common Stock, par value $.001 per share.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                          GAMETECH INTERNATIONAL, INC.
                                     INDEX

                                                                              PAGE
                                                                              NO.
                                                                              ----
Part I.     Financial Information:

  Item 1.   Financial Statements (Unaudited)

            Balance Sheets
              January 31, 1999 and October 31, 1998.........................   3

            Statements of Income
              Three Months Ended January 31, 1999 and 1998..................   4

            Statements of Cash Flows
              Three Months Ended January 31, 1999 and 1998..................   5

            Notes to Financial Statements...................................   6

  Item 2.   Management's Discussion and Analysis of Financial Condition and
              Results of Operations.........................................  10

  Item 3.   Market Risk Disclosure..........................................  12

Part II.    Other Information

  Item 1.   Legal Proceedings...............................................  14

  Item 2.   Changes in Securities and Use of Proceeds.......................  15

  Item 6.   Exhibits and Reports on Form 8-K................................  16

Signatures..................................................................  17

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                          GAMETECH INTERNATIONAL, INC.

                                 BALANCE SHEETS

               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

                                                              JANUARY 31,  OCTOBER 31,
                                                                 1999         1998
                                                              -----------  -----------
                                                              (UNAUDITED)
ASSETS:
Current assets:
  Cash and equivalents......................................  $   12,890   $   21,485
  Short-term investments....................................      13,014        4,102
  Accounts receivable, less allowance for doubtful accounts
    of $122 in 1999 and $49 in 1998.........................       1,705        1,677
  Deposits..................................................         174          167
  Prepaid expenses and other current assets.................         356          292
  Deferred income taxes.....................................         610          610
                                                              -----------  -----------
Total current assets........................................      28,749       28,333
Bingo units, furniture and equipment, net...................      13,048       12,496
Intangibles, less accumulated amortization of $422 in 1999
  and $269 in 1998..........................................         679          454
Other assets, net...........................................       1,128        1,194
                                                              -----------  -----------
Total assets................................................  $   43,604   $   42,477
                                                              -----------  -----------
                                                              -----------  -----------

LIABILITIES AND STOCKHOLDERS' EQUITY:
Current liabilities:
  Accounts payable..........................................  $      400   $      325
  Accrued payroll and related obligations...................         218          258
  Other accrued liabilities.................................         255           78
  Income taxes payable......................................         319           74
  Current portion of long-term debt.........................         338          338
                                                              -----------  -----------
Total current liabilities...................................       1,530        1,073

Long-term debt..............................................         430          515
Deferred income taxes.......................................         567          567

Commitments and contingencies

Stockholders' equity:
  Common stock, $.001 par value: 40,000,000 shares
    authorized; 10,134,286 shares issued and outstanding in
    1999 and 10,126,226 in 1998.............................          10           10
  Capital in excess of par value............................      37,117       37,117
  Retained earnings.........................................       6,775        6,005
  Less: treasury stock, 762,400 shares in 1999 and 755,400
    shares in 1998, at cost.................................      (2,825 )     (2,810 )
                                                              -----------  -----------
Total stockholders' equity..................................      41,077       40,322
                                                              -----------  -----------
Total liabilities and stockholders' equity..................  $   43,604   $   42,477
                                                              -----------  -----------
                                                              -----------  -----------

                       See notes to financial statements.

                          GAMETECH INTERNATIONAL, INC.

                              STATEMENTS OF INCOME

              FOR THE THREE MONTHS ENDED JANUARY 31, 1999 AND 1998

               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

                                                                                           1999           1998
                                                                                       -------------  ------------
                                                                                               (UNAUDITED)
Revenues.............................................................................  $       4,534  $      3,956

Operating expenses:
  Cost of revenue....................................................................          1,656         1,149
  General and administrative.........................................................            874           758
  Sales and marketing................................................................            838           474
  Research and development...........................................................            211           180
                                                                                       -------------  ------------
                                                                                               3,579         2,561
                                                                                       -------------  ------------
Income from operations...............................................................            955         1,395
Equity in net loss of affiliate......................................................              0        (2,000)
Interest income, net.................................................................            308           205
                                                                                       -------------  ------------
Income (loss) before provision for income taxes......................................          1,263          (400)
Provision (benefit) for income taxes.................................................            493          (156)
                                                                                       -------------  ------------
Net income (loss)....................................................................  $         770  $       (244)
                                                                                       -------------  ------------
                                                                                       -------------  ------------
Basic net income (loss) per share....................................................  $        0.08  $      (0.03)
                                                                                       -------------  ------------
                                                                                       -------------  ------------
Diluted net income per share.........................................................  $        0.08  $      (0.03)
                                                                                       -------------  ------------
                                                                                       -------------  ------------

Shares used in the calculation of net income per share:
    Basic............................................................................      9,371,886     8,241,460
                                                                                       -------------  ------------
                                                                                       -------------  ------------
    Diluted..........................................................................     10,135,683     8,241,460
                                                                                       -------------  ------------
                                                                                       -------------  ------------

                       See notes to financial statements.

                          GAMETECH INTERNATIONAL, INC.

                            STATEMENTS OF CASH FLOWS

              FOR THE THREE MONTHS ENDED JANUARY 31, 1999 AND 1998

                             (DOLLARS IN THOUSANDS)

                                                                                                1999       1998
                                                                                              ---------  ---------
                                                                                                  (UNAUDITED)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)...........................................................................  $     770  $    (244)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
  Depreciation and amortization.............................................................        827        481
  Accrued interest payable to officers......................................................          0         13
  Equity in net loss of affiliate...........................................................          0      2,000
  Changes in operating assets and liabilities:
    Accounts receivable, net................................................................        (28)      (490)
    Deposits................................................................................         (7)      (644)
    Prepaid expenses and other current assets...............................................        (64)      (143)
    Accounts payable........................................................................         75        169
    Accrued payroll and related obligations.................................................        (40)      (133)
    Other accrued liabilities...............................................................        177         49
    Income taxes payable....................................................................        245       (167)
                                                                                              ---------  ---------
Net cash provided by operating activities...................................................      1,955        891

CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in short-term investments........................................................     (8,912)         0
Capital expenditures for bingo units, furniture and equipment...............................     (1,268)      (709)
Investment in and advances to affiliate.....................................................          0     (1,474)
Capitalized software development costs......................................................        (45)         0
Copyright costs.............................................................................       (225)         0
                                                                                              ---------  ---------
Net cash used in investing activities.......................................................    (10,450)    (2,183)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on short-term notes payable and borrowings from bank...............................          0       (550)
Payments on long-term debt..................................................................          0     (2,866)
Payments for buy out of distributorship agreement...........................................        (85)         0
Proceeds from sales of common stock.........................................................          0     33,227
Payments for repurchase of common stock for treasury........................................        (15)         0
                                                                                              ---------  ---------
Net cash provided by (used in) financing activities.........................................       (100)    29,811
                                                                                              ---------  ---------
Net increase (decrease) in cash and equivalents.............................................     (8,595)    28,519
Cash and equivalents at beginning of period.................................................     21,485      1,020
                                                                                              ---------  ---------
Cash and equivalents at end of period.......................................................  $  12,890  $  29,539
                                                                                              ---------  ---------
                                                                                              ---------  ---------

                       See notes to financial statements.

                          GAMETECH INTERNATIONAL, INC.
                         NOTES TO FINANCIAL STATEMENTS
                                JANUARY 31, 1999
                                  (UNAUDITED)

1. NOTES TO FINANCIAL STATEMENTS

NOTE A. BASIS OF PRESENTATION

    The balance sheet as of October 31, 1998 has been derived from the audited financial statements at that date. The accompanying financial statements as of January 31, 1999 and for the three months ended January 31, 1999 and 1998 have been prepared by the Company without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principals have been condensed or omitted. In the opinion of management, all adjustments, consisting only of normal recurring adjustments considered necessary for a fair presentation of the Company's financial condition, results of operations and cash flows have been included. The results of operations for the three months ended January 31, 1999 should not be considered indicative of results for the fiscal year ending October 31, 1999. These financial statements should be read in conjunction with the financial statements, and notes thereto, included in the Company's Annual Report on Form 10-K for the year ended October 31,1998.

NOTE B. NET INCOME (LOSS) PER SHARE OF COMMON STOCK

    Net income (loss) per share of common stock is computed in accordance with Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings per Share". Presented below is a reconciliation of net income (loss) available to common shareholders and the differences between actual weighted average shares outstanding, which are used in computing basic earnings per share and diluted weighted average shares, which are used in computing diluted earnings per share.

                                                     (IN THOUSANDS, EXCEPT SHARE
                                                        AND PER SHARE AMOUNTS)
                                                    THREE MONTHS ENDED JANUARY 31
                                                    ------------------------------
                                                       1999               1998
                                                    -----------        -----------
                                                             (UNAUDITED)
Numerator:
  Net income (loss), numerator for basic earnings
    per share.....................................  $       770        $      (244)

  Effect of dilutive securities:
    After-tax interest on convertible notes
      payable.....................................            0                  8
                                                    -----------        -----------
  Numerator for diluted earnings per share........  $       770        $      (236)
                                                    -----------        -----------
                                                    -----------        -----------

Denominator:
  Denominator for basic, weighted average
    shares........................................    9,371,886          8,241,460

  Effect of dilutive securities:
    Stock options.................................      763,797          1,299,373
    Convertible preferred stock...................            0            130,434
    Convertible notes payable.....................            0            399,829
                                                    -----------        -----------
  Denominator for diluted earnings per share......   10,135,683         10,071,096
                                                    -----------        -----------
                                                    -----------        -----------
Basic earnings per share..........................  $      0.08        $     (0.03)
                                                    -----------        -----------
                                                    -----------        -----------
Diluted earnings per share (1)....................  $      0.08        $     (0.02)
                                                    -----------        -----------
                                                    -----------        -----------

------------------------

(1) The computed per share amount assuming full dilution for the 1998 period in antidilutive; therefore the basic per share amount for this period is also presented as the diluted amount on the face of the accompanying statements of income.

NOTE C. COMMITMENTS AND CONTINGENCIES

LITIGATION -

    In March 1996, a patent infringement action and demand for jury trial was commenced against the Company by Bingo Technology Corporation, Inc. (formerly Bingo Card Minder Corporation), in the U.S. District Court, Northern District of California. The complaint alleged that the Company infringed, actively induced or contributed to the infringement of U.S. Patent No. 4,378,940 (the "'940 Patent") by making, using and selling, among other acts, electronic bingo devices that allegedly infringe upon at least one claim of the '940 Patent. The '940 Patent was issued in 1983 and will expire in 2000 and is allegedly infringed by the Company's hand-held bingo units. The plaintiff sought a permanent injunction prohibiting the Company from infringement of the '940 Patent, as well as actual damages, enhanced (treble) damages, attorneys' fees and costs.

    The Company acquired all of the Capital Stock of Bingo Technology Corporation, Inc. on February 8, 1999. The patent infringement action was dismissed with prejudice on February 17, 1999.

    On December 1, 1997, a cross-complaint for breach of contract and declaratory relief was brought against the Company, Richard T. Fedor and Gary R. Held by Diamond Game Enterprises ("Diamond") in the Superior Court of the State of California, Los Angeles County. The cross-complaint is a response to a complaint for recovery of money, and money received, and breach of contract brought by Richard T. Fedor on September 30, 1997 against Diamond. Mr. Fedor alleged that Diamond breached the terms of an oral agreement pursuant to which Mr. Fedor loaned $300,000 to Diamond. In its cross-complaint, Diamond alleged that the Company breached the terms of an oral contract by failing to pay a $671,000 balance allegedly owed under an oral purchase agreement for 134 pull-tab dispensers which were to be manufactured by Diamond. The action was settled on March 11, 1999 and the Company expects that it will be dismissed imminently.

    On February 13, 1998, a purported securities class action complaint, WEISS
V. GAMETECH INTERNATIONAL, INC., No. 98-0268 PHX-ROS, was filed in the United States District Court for the District of Arizona against the Company and certain officers and directors alleging that defendants violated Section 11 of the Securities Act of 1933 (the "Securities Act") by making false misleading statements and omissions in GameTech's Form S-1 Registration Statement in connection with the Company's public offering on November 25, 1997. Two other complaints making nearly identical factual allegations have been consolidated with the WEISS action for all purposes as IN RE GAMETECH, INC. SECURITIES LITIGATION, Master File No. Civ. 98-0268 PHX-ROS. On July 17, 1998, the Court appointed "lead plaintiff" and co-lead counsel.

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

    On December 7, 1998, GameTech intervened in Cause No. 97-11164, pending in the 160th District Court in Dallas County, Texas. The lawsuit was filed by Trend Gaming Systems, LLC, the Company's exclusive Texas distributor against four charities and two individuals for breach of contract and tortious interference with contract. GameTech alleges that it is a third-party beneficiary of the contract between Trend and the four charities. Actual damages are estimated at $126,000, plus attorneys' fees.

    The charities have filed a counter claim for damages, alleging that misrepresentations were made in connection with the original contract, and seeking to be reimbursed for their attorneys' fees. The charities and Trend filed cross motions for summary judgment. Both motions were denied by the Court. on February 22, 1999, the judge granted the charities motion to strike the Company's plea in intervention. As a result GameTech is no longer officially a party to the case.

    The case is set for jury trial on April 12, 1999.

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

OVERVIEW

    GameTech installs electronic bingo systems in bingo halls under revenue sharing agreements or at fixed rates per bingo session. The Company recognizes revenue as its bingo units are utilized by players. Revenue growth is affected by player acceptance of electronic bingo as an alternative to paper bingo and the Company's ability to expand operations into new markets. Fixed-base bingo units generate greater revenue per unit than hand-held bingo units, but also require greater initial capital investment.

    The Company installs its electronic bingo systems at no charge to its customers and capitalizes the costs. During the three month periods ended January 31, 1999 and 1998, the Company's capital expenditures were approximately $1.3 million and $709,000, respectively, almost all of which represented investments in bingo equipment. The Company's cost of revenues consists primarily of the expenses of providing customer service, including labor; service related overhead and depreciation of the bingo systems installed in customer locations. The Company records depreciation of bingo equipment over a five-year estimated useful life using the straight-line method of depreciation.

RECENT DEVELOPMENTS

    On February 8, 1999, GameTech acquired all of the outstanding capital stock of Bingo Technologies Corporation, a privately-held company specializing in electronic bingo systems, pursuant to a Stock Purchase Agreement with the stockholders of Bingo Technologies.

    Under terms of the Stock Purchase Agreement, GameTech issued 1,866,938 shares of Common Stock and paid an aggregate of $8,817,994 in cash and $4,624,333 in unsecured promissory notes as consideration for the purchase of all the outstanding stock of Bingo Technologies. Of these amounts, $1,952,211 and 373,387 shares were placed into escrow to secure certain indemnification obligations of the Bingo Technology shareholders. In addition, GameTech entered into employment agreements and noncompetition agreements with Gerald Novotny, Keith Novotny and John Larsen , the Chairman and Chief Executive Officer, Chief Operating Officer and President, respectively, of Bingo Technologies. Gerald Novotny, Keith Novotny and John Larsen have also joined the Board of Directors of GameTech.

    After the acquisition, the Company had over 32,000 portable units and 5,500 fixed base units generating revenue. GameTech gained access to new markets as Bingo Technologies had product placed in twelve states in which GameTech had not previously operated. GameTech's sales network grew by thirty additional distributors and eleven sales representatives.

RESULTS OF OPERATIONS

THREE MONTHS ENDED JANUARY 31, 1999 COMPARED TO THREE MONTHS ENDED JANUARY 31, 1998

    REVENUES. Revenues increased $578,000, or 14.6%, to $4.5 million for the three months ended January 31, 1999 from $4.0 million for the three months ended January 31, 1998. This increase in revenues was primarily due to a 65.1% increase in the average number of units installed to 13,961 during the quarter ended January 31, 1999 from 8,456 during the quarter ended January 31, 1998. The impact of the large increase in the number of units was partially offset by a competitive price adjustment made in mid-year 1998 and the higher ratio of hand held units, which generate lower revenue per unit, verses fixed base units in the installed base.

    COST OF REVENUES. Cost of revenues increased $507,000 or 44.1%, to $1.7 million for the three months ended January 31, 1999, from $1.2 million for the three months ended January 31, 1998. The increase in cost of revenues was primarily due to the greater average number of units installed. As a percentage of revenues, cost of revenues increased to 36.5% from 29.0% in the prior period. The increase was primarily due to increased depreciation expense of $228,000 resulting from the higher number of installed units and increased personnel costs of $180,000 due to the hiring of additional personnel to enable the Company to service its customers and to facilitate the Company's growth in installations. The increase in cost of revenues as a percent of revenue was due primarily to the competitive price adjustment made in mid-year 1998.

    GENERAL AND ADMINISTRATIVE. General and administrative expenses increased $116,000, or 15.3%, to $874,000 for the three months ended January 31, 1999 from $758,000 for the three months ended January 31, 1998. As a percentage of revenues, general and administrative expenses remained constant at approximately 19.2%. The increase was due primarily to increased personnel costs of $74,000, increased provision for allowance for doubtful accounts of $96,000 and increased rent of $34,000, partially offset by reduced legal fees of $102,000.

    SALES AND MARKETING. Sales and marketing expenses increased $364,000, or 76.8%, to $838,000 for the three months ended January 31, 1999 from $474,000 for the three months ended January 31, 1998. The increase was primarily due to larger distributor commissions of $172,000, and higher personnel costs of $118,000 resulting from hiring additional salespersons to help achieve the increased installed units and revenue.

    RESEARCH AND DEVELOPMENT. Research and development expenses increased $31,000, or 17.2%, to $211,000 for the three months ended January 31, 1999 from $180,000 for the three months ended January 31, 1999. As a percentage of revenues, research and development expenses remained constant at approximately 5%.

    INTEREST INCOME, NET. Net interest income increased $103,000, to $308,000 of income for the three months ended January 31, 1999 from $205,000 for the three months ended January 31, 1998. The increase was due primarily to the interest earned on the net proceeds from the Company's initial public offering
(IPO), which closed on December 1, 1997, for a full three month period in 1999 compared to the two month period from the close of the IPO until January 31, 1998.

    EQUITY IN NET LOSS OF AFFILIATE. For the three months ended January 31, 1998 the equity in net loss of affiliate of $2.0 million resulted from losses incurred by the TSBN joint venture and the write-off of the Company's investment in and advances to the joint venture with the discontinuance of the TSBN operations in February 1998. Since the Company had financed this venture, it recorded 100% of the losses rather than the 50% share which would have arisen from its 50% ownership interest.

    PROVISION (BENEFIT) FOR INCOME TAXES. The provision for income taxes increased $649,000 to a provision of $493,000 for the three months ended January 31, 1999 from a benefit of $156,000 for the three months ended January 31, 1998. The Company's effective income tax rate remained constant at approximately 39% in each period.

    NET INCOME (LOSS). As a result of the factors discussed above, net income increased $1.0 million to net income of $770,000 for the three months ended January 31, 1999 from a net loss of $244,000 for the three months ended January 31, 1998.

LIQUIDITY AND CAPITAL RESOURCES

    The Company received net proceeds of approximately $32.5 million from the sale of 3,270,000 shares of Common Stock in its IPO, which closed on December 1, 1997. At January 31, 1999,the Company had cash and equivalents and short-term investments totaling $25.9 million. The Company used $3.4 million of the net proceeds to repay all outstanding long-term debt and short-term borrowings in December 1997.

    The Company used its cash flow to primarily purchase additional bingo units to install in customers' bingo halls and to meet its ordinary operating expenses. GameTech currently has a $10.0 million line of credit (the "Revolving Credit Facility") with Wells Fargo Bank, N. A. ("Wells Fargo"), which has an interest rate based on the prime rate or LIBOR plus 2.0%, at the Company's option, on which there was no outstanding balance at January 31, 1999.

    The Revolving Credit Facility expires on March 31, 2000. Covenants under this credit facility restrict payment of cash dividends as well as other customary covenants. The Revolving Credit Facility is secured by substantially all of the Company's assets.

    Operating activities provided $2.0 million of cash for the three months ended January 31, 1999 compared to $891,000 for the three months ended January 31, 1998. The $2.0 million consists primarily of $770,000 of net income, adjusted for $827,000 of depreciation and amortization.

    Investing activities used $10.5 million in the three months ended January 31,1999 compared to $2.2 million in the three months ended January 31, 1998. The increase was primarily due to $8.9 million of short-term investments.

    Financing activities used cash of $100,000 in the three months ended January 31, 1999 compared to providing $29.8 million for the three months ended January 31, 1998. The $29.8 million represented the net proceeds from the IPO less the repayment of the Company's debt in December 1998.

    The Company believes that cash flow from operations and the remaining net proceeds to the Company from the IPO, together with funds available under the Revolving Credit Facility, will be sufficient to support its operations and provide for budgeted capital expenditures and liquidity requirements for the next twelve months. However, the Company's long term liquidity requirements will depend on many factors, including, but not limited to, the rate at which the Company expands its business, whether internally or through acquisitions and strategic alliances. To the extent that the funds generated from the sources described above are insufficient to fund the Company's activities in the long term, the Company will be required to raise additional funds through public or private financing. No assurance can be given that additional financing will be available or that, if it is available, it will be on terms acceptable to the Company.

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

    The Year 2000 compliance assessments of the Company's information and operating systems are in progress. The Company is also investigating the Year 2000 compliance efforts of suppliers and other third party entities with whom the Company does business and has material relationships, with the goal of preventing the Company's operations from being adversely affected by significant compliance problems of others. Based on the Company's current assessment, the Company believes the current versions of its products are Year 2000 compliant--that is, they are capable of adequately distinguishing 21(st) century dates from 20(th) century dates. During the remaining months prior to the century change, the Company will continue to evaluate new versions of its products and new software and information systems provided by third parties to determine whether they are Year 2000 compliant.

    The total amount of costs to be incurred by the Company to address Year 2000 compliance issues cannot be reasonably estimated at this time. To date, the Company has not incurred any material costs directly associated with the Year 2000 compliance efforts, except for compensation expenses associated with salaried employees who have devoted some of their time to the Year 2000 assessment and remediation efforts. The Company does not expect the total cost of the Year 2000 compliance issues to be material to its business, financial condition and operating results. Despite the Company's current assessment, the Company may not identify and correct all significant Year 2000 problems on a timely basis. Year 2000 compliance efforts may involve significant time and expense and unremediated problems could harm the Company's business, financial condition and operating results. The Company currently has no contingency plans to address the risks associated with unremediated Year 2000 problems.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    The Company's Revolving Credit Facility with Wells Fargo is a $10.0 million line of credit with an interest rate based on the prime rate or LIBOR plus 2.0%, at the Company's option. The line of credit will expire on March 31, 2000.

    Because the interest rate on the Revolving Credit Facility is variable, the Company's cash flow may be affected by increases in interest rates, in that the Company would be required to pay more interest in the event that both the prime and LIBOR interest rates increase. Management does not, however, believe that any risk inherent in the variable-rate nature of the loan is likely to have a material effect on the Company's interest or available cash. The Company currently maintains a zero balance on the Revolving Credit Facility. Even if the Company were to draw down on the line prior to its expiration and an unpredicted increase in both alternate rates occurred, it would not be likely to have a material effect on the Company's interest expense or available cash.

    SENSITIVITY ANALYSIS. Assuming the Company had a $2 million balance outstanding as of January 31, 1999, the rate of interest calculated using the prime rate option would be 7.75%. The Company's monthly interest payment, if the rate stayed constant would be $12,917. If the prime rate rose to 13% , which assumes a very large increase, the Company's monthly payment would be $21,667. A more likely increase of 1 or 2%, given the recent trend of decreasing and relatively low interest rates, would give the Company a monthly payment of $14,583 or $16,250, respectively. The Company does not believe the risk resulting from such fluctuations is material nor that the payment required would have a material effect on cash flow.

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

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

    In March 1996, a patent infringement action and demand for jury trial was commenced against the Company by Bingo Technology Corporation, Inc. (formerly Bingo Card Minder Corporation), in the U.S. District Court, Northern District of California. The complaint alleged that the Company infringed, actively induced or contributed to the infringement of U.S. Patent No. 4,378,940 (the "'940 Patent") by making, using and selling, among other acts, electronic bingo devices that allegedly infringe upon at least one claim of the '940 Patent. The '940 Patent was issued in 1983 and will expire in 2000 and is allegedly infringed by the Company's hand-held bingo units. The plaintiff sought a permanent injunction prohibiting the Company from infringement of the '940 Patent, as well as actual damages, enhanced (treble) damages, attorneys' fees and costs.

    The Company acquired all of the Capital Stock of Bingo Technology Corporation, Inc. on February 8, 1999. The patent infringement action was dismissed with prejudice on February 17, 1999.

    On December 1, 1997, a cross-complaint for breach of contract and declaratory relief was brought against the Company, Richard T. Fedor and Gary R. Held by Diamond Game Enterprises ("Diamond") in the Superior Court of the State of California, Los Angeles County. The cross-complaint is a response to a complaint for recovery of money, and money received, and breach of contract brought by Richard T. Fedor on September 30, 1997 against Diamond. Mr. Fedor alleged that Diamond breached the terms of an oral agreement pursuant to which Mr. Fedor loaned $300,000 to Diamond. In its cross-complaint, Diamond alleged that the Company breached the terms of an oral contract by failing to pay a $671,000 balance allegedly owed under an oral purchase agreement for 134 pull-tab dispensers which were to be manufactured by Diamond. The action was settled on March 11, 1999 and the Company expects that it will be dismissed imminently.

    On February 13, 1998, a purported securities class action complaint, WEISS
V. GAMETECH INTERNATIONAL, INC., No. 98-0268 PHX-ROS, was filed in the United States District Court for the District of Arizona against the Company and certain officers and directors alleging that defendants violated Section 11 of the Securities Act of 1933 (the "Securities Act") by making false misleading statements and omissions in GameTech's Form S-1 Registration Statement in connection with the Company's public offering on November 25, 1997. Two other complaints making nearly identical factual allegations have been consolidated with the WEISS action for all purposes as IN RE GAMETECH, INC. SECURITIES LITIGATION, Master File No. Civ. 98-0268 PHX-ROS. On July 17, 1998, the Court appointed "lead plaintiff" and co-lead counsel.

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

    On December 7, 1998, GameTech intervened in Cause No. 97-11164, pending in the 160th District Court in Dallas County, Texas. The lawsuit was filed by Trend Gaming Systems, LLC, the Company's exclusive Texas distributor against four charities and two individuals for breach of contract and tortious interference with contract. GameTech alleges that it is a third-party beneficiary of the contract between Trend and the four charities. Actual damages are estimated at $126,000, plus attorneys' fees.

    The charities have filed a counter claim for damages, alleging that misrepresentations were made in connection with the original contract, and seeking to be reimbursed for their attorneys' fees. The charities and Trend filed cross motions for summary judgment. Both motions were denied by the Court. on February 22, 1999, the judge granted the charities motion to strike the Company's plea in intervention. As a result GameTech is no longer officially a party to the case.

    The case is set for jury trial on April 12, 1999.

    Many aspects of the Company's business involve substantial risks of liability. In the normal course of business, the Company may be named as defendant or co-defendant in lawsuits involving primarily claims for damages. The Company's management believes that any pending litigation will not have a material adverse effect on the Company.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

    SALES OF UNREGISTERED SECURITIES DURING THE THREE MONTHS ENDED JANUARY 31,
     1999

    On various dates during the three months ended January 31, 1999, Company employees exercised options granted in partial compensation for their services to purchase an aggregate of 6,250 shares of Common Stock in private sales for an aggregate consideration of $62.50 in reliance upon Section 4(2) of the Securities Act as a transaction not involving a public offering.

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

    From the effective date of the Registration Statement to the end of the reporting period the Company has used none of the net offering proceeds for construction of plant, building and facilities; for the purchase of real estate; for the acquisition of other businesses; or for working capital. The Company has used $3.4 million for the repayment of indebtedness and $2.9 million for the repurchase of Common Stock.

    None of these payments have been direct or indirect payments to directors, officers or other affiliates of the Company.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

    Not Applicable

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    Not Applicable

ITEM 5. OTHER INFORMATION

    Not Applicable

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

    a)  Exhibits:

      2.1  Stock Purchase Agreement by and among GameTech International, Inc.,
           Bingo Technologies Corporation and the Stockholders and Indemnitors,
           Dated as February 8, 1999 and related agreements

     10.1  Employment Agreement between GameTech International, Inc. and Richard
           H. Irvine

     27.1  Financial Data Schedule

    b)  Reports on Form 8-K:

       There were no reports filed on Form 8-K during the quarter ended January 31, 1999. Subsequent to January 31, 1999 the following reports were filed on Form 8K:

       On February 4, 1999, the Company filed a Form 8K announcing the resignation of Conrad J. Granito, Jr. as President and Chief Operating Officer.

       On February 23, 1999, the Company filed a Form 8K announcing the acquisition of Bingo Technologies Corporation.

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

          SIGNATURE                       TITLE                    DATE
------------------------------  --------------------------  -------------------

                                Chief Financial Officer /
     /s/ JOHN J. PAULSON          Treasurer (Authorized
------------------------------    Officer and Principal       March 17, 1999
       John J. Paulson            Financial Officer)