Form 10-Q
period 1999-04-30
GAMETECH INTERNATIONAL INC
filed 1999-06-14
CIK 1045014

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

             FOR THE QUARTERLY PERIOD ENDED APRIL 30, 1999

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

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

         On June 10, 1999 the registrant had outstanding 11,376,164 shares of its Common Stock, par value $.001 per share.

                          GAMETECH INTERNATIONAL, INC.

                                      INDEX


Part I.  Financial Information                                                           Page No.
Item 1.     Financial Statements  (Unaudited)

         Condensed Consolidated Balance Sheets
             April 30, 1999 and October 31, 1998 ............................................ 3

         Condensed Consolidated Statements of Operations
             Three Months Ended April 30, 1999 and 1998 ..................................... 4
              Six Months Ended April 30, 1999 and 1998 ...................................... 4

         Condensed Consolidated Statements of Cash Flows
              Six Months Ended April 30, 1999 and 1998 ...................................... 5

         Notes to Condensed Consolidated Financial Statements ............................... 6

  Item 2. Management's Discussion and Analysis of Financial Condition and
              Results of Operations .........................................................10

  Item 3. Market Risk Disclosure ............................................................14

Part II.   Other Information

  Item 1. Legal Proceedings .................................................................16

  Item 2. Changes in Securities and Use of Proceeds .........................................17

  Item 6. Exhibits and Reports on Form 8 - K ................................................18

Signatures ..................................................................................19


PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                          GAMETECH INTERNATIONAL, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)


                                                                APRIL 30,       OCTOBER 31,
                                                                  1999              1998
                                                              -------------- ----------------
                                                                (unaudited)
ASSETS:
Current assets:
   Cash and equivalents                                          $  3,145         $ 21,485
   Short-term investments                                          13,193            4,102
   Accounts receivable, net                                         3,064            1,677
   Other current assets                                             1,703            1,069
                                                              -------------- ----------------
      Total current assets                                         21,105           28,333

Bingo units, furniture and equipment, net                          20,930           12,496
Intangible assets related to acquisition, net                      18,820                -
Other assets, net                                                   2,449            1,648
                                                              -------------- ----------------
      Total assets                                               $ 63,304         $ 42,477
                                                              -------------- ----------------
                                                              -------------- ----------------
LIABILITIES AND STOCKHOLDERS' EQUITY:
Current liabilities:
   Short-term borrowings from bank                               $  5,916         $      -
   Accounts payable                                                 1,050              325
   Other current liabilities                                        4,595              410
   Current portion of long-term debt                                1,381              338
                                                              -------------- ----------------
      Total current liabilities                                  $ 12,942         $  1,073

Non-current accrued liabilities                                     2,962                -
Long-term debt obligations                                          4,065              515
Deferred income taxes                                                 567              567

Commitments and contingencies

Stockholders' equity:
   Common stock, $.001 par value: 40,000,000 shares
     authorized; 12,150,664 shares issued and outstanding
     in 1999 and 10,126,226 in 1998                                    12               10
   Capital in excess of par value                                  43,283           37,117
   Retained earnings                                                2,341            6,005
   Less:  Treasury stock, 774,500 shares in 1999 and
     755,400 shares in 1998, at cost                               (2,868)          (2,810)
                                                              -------------- ----------------
      Total stockholders' equity                                   42,768           40,322
                                                              -------------- ----------------
      Total liabilities and stockholders' equity                 $ 63,304         $ 42,477
                                                              -------------- ----------------
                                                              -------------- ----------------


                       See notes to financial statements.

                        GAMETECH INTERNATIONAL, INC.
               CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
             (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)


                                                                  Three Months Ended                     Six Months Ended
                                                                      April 30,                              April 30,
                                                               1999                1998                1999               1998
                                                           ---------------------------------       ------------------------------
                                                                    (Unaudited)                               (Unaudited)
Revenues                                                   $     11,345         $      3,899       $     15,879      $      7,855

Operating expenses:
   Cost of revenues                                               3,014                1,270              4,670             2,404
   General and administrative                                     2,309                  817              3,182             1,576
   Sales and marketing                                            3,405                  667              4,244             1,150
   Research and development                                         274                   89                485               275
                                                           -------------        ------------       -------------     -------------
                                                                  9,002                2,843             12,581             5,405
                                                           -------------        ------------       -------------     -------------

Income from operations                                            2,343                1,056              3,298             2,450

Acquisition one-time write-offs                                  (7,498)                   -             (7,498)                -
Equity in net loss of affiliate                                       -                    -                  -            (2,000)
Interest income, net                                                 58                  419                367               420
                                                           -------------        ------------       -------------     -------------

Income (loss) before provision for income taxes                  (5,097)               1,475             (3,833)            1,075

Provision for (benefit from) income taxes                          (662)                 576               (169)              420
                                                           -------------        ------------       -------------     -------------

Net income (loss)                                          $     (4,435)        $        899       $     (3,664)     $        655
                                                           -------------        ------------       -------------     -------------
                                                           -------------        ------------       -------------     -------------
Basic net income (loss) per share                          $      (0.40)        $       0.09       $      (0.36)     $       0.07
                                                           -------------        ------------       -------------     -------------
                                                           -------------        ------------       -------------     -------------
Diluted net income (loss) per share                        $      (0.37)        $       0.08       $      (0.33)     $       0.06
                                                           -------------        ------------       -------------     -------------
                                                           -------------        ------------       -------------     -------------
Shares used in the calculation
   of net income (loss) per share:

         Basic                                               11,121,148            9,853,539         10,246,517         9,047,500
                                                           -------------        ------------       -------------     -------------
                                                           -------------        ------------       -------------     -------------
         Diluted                                             11,985,705           11,096,195         11,060,694        10,583,646
                                                           -------------        ------------       -------------     -------------
                                                           -------------        ------------       -------------     -------------


                     See notes to financial statements.

                          GAMETECH INTERNATIONAL, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                FOR THE SIX MONTHS ENDED APRIL 30, 1999 AND 1998
                             (DOLLARS IN THOUSANDS)


                                                                       1999             1998
                                                                     -------------------------
                                                                            (unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)                                                    $ (3,664)        $    655
Adjustments to reconcile net income to net cash provided by
   operating activities:
       Depreciation and amortization                                    2,608            1,012
       In-process research and development                              3,000                -
       Accrued interest payable to officers                                 -               13
       Equity in net loss of affiliate                                      -            2,000
       Changes in operating assets and liabilities:
           Accounts receivable, net                                        23             (506)
           Other current assets                                          (434)            (743)
           Accounts payable                                               (24)             104
           Other current liabilities                                    1,626             (318)
                                                                     ---------        ---------

Net cash provided by operating activities                               3,135            2,217

CASH FLOWS FROM INVESTING ACTIVITIES:
Net change in short-term investments                                   (9,091)               -
Capital expenditures for bingo units, furniture and equipment          (3,385)          (2,626)
Purchase of common stock of Bingo Technologies,
  net of cash acquired                                                 (9,790)               -
Investment in and advances to affiliate                                     -           (1,474)
Capitalized software development costs                                    (90)            (126)
                                                                     ---------        ---------

Net cash used in investing activities                                 (22,356)          (4,226)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from short-term borrowings from bank                           5,916                -
Payments on short-term notes payable and borrowings from bank          (4,718)            (550)
Payments on long-term debt                                               (191)          (2,866)
Payments on repurchase of distributorship                                (169)            (285)
Proceeds from sales of common stock                                       101           33,363
Payments for repurchase of common stock for treasury                      (58)               -
                                                                     ---------        ---------

Net cash provided by financing activities                                 881           29,662
                                                                     ---------        ---------

Net increase in cash and equivalents                                  (18,340)          27,653
Cash and equivalents at beginning of period                            21,485            1,020
                                                                     ---------        ---------

Cash and equivalents at end of period                                $  3,145         $ 28,673
                                                                     ---------        ---------
                                                                     ---------        ---------


                       See notes to financial statements.

                          GAMETECH INTERNATIONAL, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 APRIL 30, 1999
                                   (UNAUDITED)

1.         NOTES TO FINANCIAL STATEMENTS

  NOTE A.  BASIS OF PRESENTATION

        The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
  Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three- and six-month periods ended April 30, 1999 are not necessarily indicative of the results that may be expected for the year ending October 31, 1999. For further information refer to the financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended October 31, 1998.

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


                                                                (In thousands, except share and per share amounts)

                                                           Three months ended April 30,       Six months ended April 30,
                                                             1999              1998            1999               1998
                                                         ------------------------------     -------------------------------
Numerator:
  Net income (loss)                                      $     (4,435)     $        899     $    (3,664)      $        655
                                                         -------------     ------------     ------------      -------------
  Numerator for basic earnings (loss) per share                (4,435)              899          (3,664)               655

  Effect of dilutive securities:
       After-tax interest on convertible notes payable              -                 -               -                  8
                                                         -------------     ------------     ------------      -------------
       Numerator for diluted earnings loss per share
       - income available to common stockholders
       after assumed conversions                         $     (4,435)     $        899     $    (3,664)      $        663
                                                         -------------     ------------     ------------      -------------
                                                         -------------     ------------     ------------      -------------
Denominator:
  Denominator for basic earnings (loss) per share
       Weighted average shares                             11,121,148         9,853,539       10,246,517         9,047,500
  Effect of dilutive securities:
       Stock options                                          864,557         1,242,656          814,177         1,271,015
       Convertible preferred stock                                  -                 -                -            65,218
       Convertible notes payable                                    -                 -                -           199,913
                                                         -------------     ------------     ------------      -------------
  Denominator for diluted earnings (loss) per share        11,985,705        11,096,195       11,060,694        10,583,646
                                                         -------------     ------------     ------------      -------------
                                                         -------------     ------------     ------------      -------------
  Basic earnings (loss) per share                        $      (0.40)     $       0.09     $      (0.36)     $       0.07
                                                         -------------     ------------     ------------      -------------
                                                         -------------     ------------     ------------      -------------
  Diluted earnings (loss) per share                      $      (0.37)     $       0.08     $      (0.33)     $       0.06
                                                         -------------     ------------     ------------      -------------
                                                         -------------     ------------     ------------      -------------


NOTE C. ACQUISITION OF BINGO TECHNOLOGIES CORPORATION

     On February 8, 1999, the Company acquired 100% of the common stock of Bingo Technologies Corporation. The purchase price of approximately $20.7 million, including transaction costs of $1.2 million, consisted of $9.8 million of cash, $4.6 million of unsecured promissory notes payable and the issuance of 1,866,938 shares of Common Stock. The acquisition included, among other things, intangible assets of approximately $19.5 million that the Company expects to amortize over a twelve-year period. Additionally, the Company recorded a $3.0 million charge to operations as in-process research and development.

     The pro forma unaudited results of operations for the three and six month periods ended April 30, 1999 and 1998, assuming consummation of the purchase as of November 1, 1998 and November 1, 1997, respectively, are included in the tables below. The historical operating results set forth below include the historical combined results of the Company and Bingo Technologies. The adjustments made to the combined historical results consist principally of: 1) additional amortization of the intangible assets associated with the acquisition, 2) eliminated legal fees incurred by GameTech and BTC relative to patent infringement litigation against the Company by BTC, 3) reduced compensation expense resulting from employment agreements signed in conjunction with the acquisition, 4) reduced interest income with respect to amounts paid in the acquisition of Bingo Technologies common stock, 5) elimination of acquisition one-time write-offs and 6) the income tax effect of the above adjustments.

                          GAMETECH INTERNATIONAL, INC.
            PRO-FORMA CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (IN THOUSANDS)


                                                                             Three Months Ended April 30,
                                                              1999 (UNAUDITED)                           1998 (UNAUDITED)
                                                    ------------------------------------    --------------------------------------
                                                                  Pro Forma                                 Pro Forma
                                                   Historical(1)  Adjustments   Pro Forma    Historical     Adjustments   Pro Forma
Revenues                                              $ 11,836   $      -       $ 11,836        $7,490       $      -     $  7,490

Operating expenses:
   Cost of revenues                                      3,018          -          3,018         2,030              -        2,030
   General and administrative                            2,402          -          2,402         1,751            229        1,980
   Sales and marketing                                   3,592          -          3,592         2,070              -        2,070
   Research and development                                288          -            288           274              -          274
                                                    -----------  -----------   ----------   -----------    ------------  ---------
                                                         9,300                     9,300         6,125            229        6,354
                                                    -----------  -----------   ----------   -----------    ------------  ---------

Income from operations                                   2,536          -          2,536         1,365           (229)       1,136

Interest income, net                                        82          -             82           409           (192)         217
                                                    -----------  -----------   ----------   -----------    ------------  ---------

Income before provision for income taxes                 2,618          -          2,618        1,774            (421)       1,353

Provision for income taxes                               1,177          -          1,177          695              (8)         687
                                                    -----------  -----------   ----------   -----------    ------------  ---------

Net income                                            $  1,441     $    -       $  1,441       $1,079        $   (413)    $    666
                                                    -----------  -----------   ----------   -----------    ------------  ---------
                                                    -----------  -----------   ----------   -----------    ------------  ---------

Basic net income per share                                                      $   0.13                                  $   0.06
Diluted net income per share                                                    $   0.12                                  $   0.05



                                                                             Six Months Ended April 30,
                                                            1999 (UNAUDITED)                           1998 (UNAUDITED)
                                                ---------------------------------------     -------------------------------------
                                                               Pro Forma                                  Pro Forma
                                              Historical(1)   Adjustments     Pro Forma     Historical   Adjustments    Pro Forma
Revenues                                        $ 21,992        $      -      $ 21,992      $ 14,491      $      -       $ 14,491

Operating expenses:
   Cost of revenues                                5,999               -         5,999         3,755             -          3,755
   General and administrative                      3,922             (11)        3,911         3,098           291          3,389
   Sales and marketing                             6,621               -         6,621         3,794             -          3,794
   Research and development                          734               -           734           618             -            618
                                                ----------     -----------    ---------     ---------    ----------     ---------
                                                  17,276             (11)       17,265        11,265           291         11,556
                                                ----------     -----------    ---------     ---------    ----------     ---------

Income from operations                             4,716              11         4,727         3,226          (291)         2,935

Equity in net loss of affiliate                        -               -             -        (2,000)            -         (2,000)
Interest income, net                                 266             (67)          199           497          (262)           235
                                                ----------     -----------    ---------     ---------    ----------     ---------
Income before provision for
  income taxes                                     4,982             (55)        4,927         1,723          (553)         1,170

Provision for income taxes                         2,099             134         2,233           679            96            775
                                                ----------     -----------    ---------     ---------    ----------     ---------

Net income                                      $  2,883       $    (190)     $  2,693      $  1,044      $   (649)      $    395
                                                ----------     -----------    ---------     ---------    ----------     ---------
                                                ----------     -----------    ---------     ---------    ----------     ---------

Basic net income per share                                                    $   0.24                                   $   0.04
Diluted net income per share                                                  $   0.22                                   $   0.03

(1) Excludes one-time write-offs of $7.5 million directly attributable to the acquisition of Bingo Technologies Corporation.

NOTE D. COMMITMENTS AND CONTINGENCIES

LITIGATION

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

         On November 5, 1998, defendants moved to dismiss the complaint. On June 3, 1999 Defendants' motion to dismiss was granted in part and denied in part by the Court. There has been no discovery to date and no trial is scheduled in this action. Defendants believe that there is no merit to plaintiffs' allegations and intend to defend the action vigorously.

         On May 28, 1999, the Company and its wholly owned subsidiary Bingo Technologies Corporation ("BTC") were sued in the United States Bankruptcy Court for the District of Nevada (Case No. BK-S-98-27619-RCJ) by Branson Signatures Resorts, Inc. and its parent company Advanced Gaming Technology, Inc. ("AGTI"), both of which are debtors-in-possession in a bankruptcy proceeding that Branson and AGTI initiated last year. In the suit, AGTI alleges that, in February and April 1998, AGTI entered into two contracts with BTC under which AGTI licensed to BTC the right to distribute and lease certain electronic bingo units. AGTI alleges that BTC and GameTech as its parent breached these agreements and otherwise violated the automatic stay that operated upon the filing of the AGTI bankruptcy. Neither GameTech nor BTC have responded to the complaint as of this date, and no discovery has been conducted in this case. GameTech and BTC believe they have valid defenses to the claims asserted.

         In January, 1995, a purported patent infringement action and demand for jury trial, FORTUNET INC., V. BINGO CARD MINDER CORP., AND STUART ENTERTAINMENT, INC., CV-S-95-0008 PMP (RJJ) was filed in the United States District Court, District of Nevada against the Company's wholly owned subsidiary Bingo Card Minder Corporation ("BCMC") and Stuart Entertainment, Inc. ("Stuart"). The complaint alleged that BCMC and Stuart, as individual entities, infringed upon U.S. Patent No. 4,455,025 (the "025 Patent"). On October 22, 1998 the action was severed and stayed by order of the Court pending completion of reexamination and any appeals therefrom. On May 19, 1999, Fortunet, Inc. ("Fortunet") appealed the Patent and Trademark Office's (the "PTO") decision of rejection of the 025 Patent to the United States Court of Appeals for the Federal Circuit.

         The action against BCMC involves the BCM-2 device only, of which less than 2,000 are currently in operation throughout the United States. The Court has SUA SPONTE ruled that the BCM-2 does not infringe Fortunet's 4,642,462 patent (the "462 Patent"). Fortunet has not plead any specific damages but has plead punitive damages for willful infringement. The Company believes there is no merit to Plaintiffs action, but, in the event the 025 Patent is reinstated, the Company will vigorously contest the action.

         In February 1997, BCMC filed a declaratory relief action for non-infringement, BINGO CARD MINDER CORP. V. FORTUNET, INC., C 97-00698 CAL in the United States District Court Northern District of California, against Fortunet's 025 and 462 Patents relative to BCMC's TED device. No relevant court dates have been set, and the Court in early 1997 approved a stipulated stay pending completion of the above case, which is stayed pending completion of the reexamination of Fortunet's Patents. The PTO, on a second request for reexamination with respect to the 462 patent recently determined that "a substantial new question of patentability" existed. As such, the 462 patent will now undergo renewed reexamination activity with the possible cancellation of some or all of the claims of the 462 patent. There are no relevant court dates as the action has been stayed pending reexamination.

         In June 1997, a purported patent infringement and demand for jury trial, FORTUNET INC., V. BINGO TECHNOLOGIES CORPORATION; JOHN A. LARSEN, DBA OPPORTUNITY SOFTWARE AND BINGO CARD MINDER CORP., CV-S-97-00778-HDM (LRL); was commenced in the United States District Court, District of Nevada, against Bingo Technologies Corporation ("BTC"), John A. Larson, dba Opportunity Software and BCMC. As no relevant court dates have been set, and the complaint lacks a definitive accused device, the Company believes, based upon representation of opposing counsel that the action involves BTC's sale of the "Max-Plus" units, alleging infringement of Fortunet's 462 and 025 Patents. Pursuant to stipulation, the Court has stayed the action pending the outcome of the appeal from the Patent Office rejection of the 025 patent (see above).

         The Company believes that none of its products infringe any valid claim of either the 025 or 462 Patents and intends to continue to defend against all actions vigorously. However, there can be no assurance that favorable outcomes will be obtained or that if the action against the TED product is resolved in favor of the Plaintiff, such result would not have a material adverse effect on the Company's financial position, results of operations or cash flow.

         In May, 1998,FORTUNET INC., V. BINGO TECHNOLOGIES CORPORATION; JOHN
A. LARSEN, DBA OPPORTUNITY SOFTWARE AND BINGO CARD MINDER CORP., CV-S-98-00777-PMP (LRL) an action for declaratory relief for non-infringement and counterclaim was filed in the United States District Court, District of Nevada, by BTC against Fortunet alleging that Fortunet's "Bingo Starr" portable hand-held bingo device infringed upon the claims of BTC's 4,378,940 patent (the "940 Patent" owned by the Company). On October 27, 1998 the PTO, in a response to a request for reexamination sponsored by Fortunet, rejected all 12 claims of the 940 patent. BTC contested the Examiner's decision and on March 23, 1999 the Patent Office reversed their initial rejection. In response, Fortunet, on May 23, 1999, filed a new request for reexamination and a petition to invoke the Commissioner's authority to amend the Examiner's decision on reversal due to "extraordinary circumstances." The Court, which had stayed the case pending completion of the reexamination, extended the stay pending the Commissioner's decision on the petition. The Company shortly expects the Commissioner to dismiss the petition outright, at which point the action will recommence. The Company intends to pursue the case vigorously and expects a favorable outcome.

         In October 1995, an action for legal malpractice, BINGO CARD MINDER CORPORATION V. BRIAN C. KELLY, AND BRIAN C. KELLY, LTD, CV-96-02423, was commenced by BCMC against its former attorneys in the 2nd Judicial District, State of Nevada, and County of Washoe. The action was settled in the Company's favor for $27,500.00 and was dismissed with prejudice on May 27, 1999.

         In January 1998, an action for breach of contract on a leasehold, CRAIG E. BERNHART V. JOHN A. LARSEN AND BINGO TECHNOLOGIES CORPORATION V. DAN DAHL, JR.; CB COMMERCIAL REAL ESTATE GROUP, INC., No. 98-2-01311-7 SEA, was commenced against BTC and John A. Larsen in the Superior Court of the State of Washington for King County. On April 20, 1999, the plaintiffs motion for summary judgement was upheld. On May 26, 1999, the Court ordered BTC to pay a judgment of $102,115.49 to the plaintiffs.

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

RECENT DEVELOPMENTS

         On February 8, 1999, GameTech acquired all of the outstanding capital stock of Bingo Technologies Corporation ("BTC"), a privately-held company specializing in electronic bingo systems, pursuant to a Stock Purchase Agreement with the stockholders of Bingo Technologies.

         Under terms of the Stock Purchase Agreement, GameTech issued 1,866,938 shares of Common Stock and paid an aggregate of $8,817,994 in cash and $4,624,333 in unsecured promissory notes as consideration for the purchase of all the outstanding stock of Bingo Technologies. Of these amounts, $1,952,211 and 373,387 shares were placed into escrow to secure certain indemnification obligations of the Bingo Technology shareholders. In addition, GameTech entered into employment agreements and noncompetition agreements with Gerald Novotny, Keith Novotny and John Larsen, the Chairman and Chief Executive Officer, Chief Operating Officer and President, respectively, of Bingo Technologies. Gerald Novotny, Keith Novotny and John Larsen have also joined the Board of Directors of GameTech.

         After the acquisition, the Company had over 32,000 portable units and 5,500 fixed base units generating revenue. GameTech gained access to new markets as Bingo Technologies had product placed in twelve states in which GameTech had not previously operated. GameTech's sales network grew by thirty additional distributors and eleven sales representatives.

RESULTS OF OPERATIONS

THREE MONTHS ENDED APRIL 30, 1999 COMPARED TO THREE MONTHS ENDED APRIL 30, 1998

         REVENUES. Revenues increased $7.4 million, or 191%, to $11.3 million for the three months ended April 30, 1999 from $3.9 million for the three months ended April 30, 1998. This increase is due in part to the acquisition of BTC. Excluding the revenues resulting from the acquisition of BTC, the revenue increase was $1.5 million or 39.2%. The number of units installed at April 30, 1999 was approximately 47,000, 14,900 excluding units resulting from the acquisition of BTC, compared to approximately 10,000 at April 30, 1998.

         COST OF REVENUES. Cost of revenues increased $1.7 million, or 137%, to $3.0 million for the three months ended April 30, 1999 from $1.3 million for the three months ended April 30, 1998. Excluding cost of revenues resulting from the acquisition of BTC, the increase was $546,000 or 34.0%. The increase in cost of revenues was primarily due to the greater average number of units installed. As a percentage of revenues, cost of revenues decreased to 26.6% from 32.6% in the prior period. Depreciation expense as a percent of revenue decreased 3.3% due primarily to the mix of units acquired in the BTC acquisition, as those units have a lower cost.

         GENERAL AND ADMINISTRATIVE. General and administrative expenses increased $1.5 million, or 183%, to $2.3 million for the three months ended April 30, 1999 from $817,000 for the three months ended April 30, 1998. Excluding costs resulting from the acquisition of BTC, including amortization of goodwill of $400,000, the increase was $423,000, or 51.8% primarily due to the building of management infrastructure. As a percentage of revenues, general and administrative expenses decreased to 20.3% from 21.0% in the prior period.

         SALES AND MARKETING. Sales and marketing expenses increased $2.7 million, or 410%, to $3.4 million for the three months ended April 30, 1999 from $667,000 for the three months ended April 30, 1998. The increase was primarily due to larger distributor commissions of $1.9 million. This increase in distributor commissions is due primarily to the distributor network acquired from BTC. Excluding costs resulting from the acquisition of BTC the increased costs were $259,000, or 38.8%.

         RESEARCH AND DEVELOPMENT. Research and development expenses increased $185,000, or 208%, to $274,000 for the three months ended April 30, 1999 from $89,000 for the three months ended April 30, 1998. As a percent of revenue, research and development expenses were 2.4% and 2.3% in the 1999 and 1998 periods, respectively.

         ACQUISITION ONE-TIME WRITE-OFFS. One-time write-offs resulting from the acquisition of BTC were $7.5 million during the three months ended April 30, 1999. They are comprised of approximately $4.5 million of non-recurring expenses directly resulting from the acquisition and $3.0 million of in-process research and development acquired from BTC.

         INTEREST INCOME. Interest income decreased $361,000 to $58,000 for the three months ended April 30, 1999 from $419,000 for the three months ended April 30, 1998. The decrease in interest income was due primarily to the use of approximately $9.8 million of cash in the acquisition of BTC and the utilization of approximately $5.9 million of the line of credit to retire debt from BTC.

         PROVISION FOR (BENEFIT FROM) INCOME TAXES. The provision for income taxes decreased $1.2 million to a benefit of $662,000 for the three months ended April 30, 1999 from a $576,000 provision for the three months ended April 30, 1998. The Company's effective income tax rate was approximately 13% in 1999 and approximately 39% in 1998. The rate change is due to the non-deductibility of two items: goodwill and the one-time write-off of $3.0 million of in-process research and development from the acquisition of BTC.

         NET INCOME (LOSS). As a result of the factors discussed above, net income decreased $5.3 million to a loss of $4.4 million for the three months ended April 30, 1999 from $899,000 of net income for the three months ended April 30, 1998.

SIX MONTHS ENDED APRIL 30, 1999 COMPARED TO SIX MONTHS ENDED APRIL 30, 1998

         REVENUES. Revenues increased $8.0 million, or 102%, to $15.9 million for the six months ended April 30, 1999 from $7.9 million for the six months ended April 30, 1998. This increase in revenues was primarily due to the increase in the number of units installed in bingo halls and the acquisition of BTC.

         COST OF REVENUES. Cost of revenues increased $2.3 million, or 94.3%, to $4.7 million for the six months ended April 30, 1999, from $2.4 million for the six months ended April 30, 1998. The increase in cost of revenues was primarily due to the greater average number of units installed. As a percentage of revenues, cost of revenues decreased to 29.4% from 30.6% in the prior period.

         GENERAL AND ADMINISTRATIVE. General and administrative expenses increased $1.6 million, or 102%, to $3.2 million for the six months ended April 30, 1999 from $1.6 million for the six months ended April 30, 1998. As a percentage of revenues, general and administrative expenses remained constant at 20.0% for 1999 and 1998.

         SALES AND MARKETING. Sales and marketing expenses increased $3.0 million, or 269%, to $4.2 million for the six months ended April 30, 1999 from $1.2 million for the six months ended April 30, 1998. The increase was primarily due to larger distributor commissions of $2.1 million. The distributor commission increase is primarily attributable to the distributor network acquired from BTC.

         RESEARCH AND DEVELOPMENT. Research and development expenses increased $210,000, or 76.4%, to $485,000 for the six months ended April 30, 1999 from $236,000 for the six months ended April 30, 1998. As a percent of revenue research and development expenses were 3.1% and 3.5% for 1999 and 1998, respectively.

         ACQUISITION ONE-TIME WRITE-OFFS. One-time write-offs resulting from the acquisition of BTC were $7.5 million during the three months ended April 30, 1999. They are comprised of approximately $4.5 million of non-recurring expenses directly resulting from the acquisition and $3.0 million of in-process research and development acquired from BTC.

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

         INTEREST INCOME. Net interest income decreased $53,000 to $367,000 for the six months ended April 30, 1999 from $420,000 for the six months ended April 30, 1998. The decrease was due primarily to the use of approximately $9.8 million of cash for the acquisition of BTC and the utilization of approximately of $5.9 million of the line of credit to retire debt assumed from BTC.

         PROVISION FOR (BENEFIT FROM) INCOME TAXES. The provision for income taxes decreased $589,000 to a benefit of $169,000 for the six months ended April 30, 1999 from a provision of $420,000 for the six months ended April 30, 1998 primarily due to the one-time write-off from the acquisition of BTC. The Company's effective income tax rate was approximately 4% in 1999 and 391% in 1998. The rate change is due to the non-deductibility of two items: goodwill and the one-time write-off of $3.0 million of in-process research and development from the acquisition of BTC.

         NET INCOME. As a result of the factors discussed above, net income decreased $4.3 million to a net loss of $3.7 million for the six months ended April 30, 1999 from $655,000 of net income for the six months ended April 30, 1998.

LIQUIDITY AND CAPITAL RESOURCES

         The Company received net proceeds of approximately $32.5 million from the sale of 3,270,000 shares of Common Stock in its IPO, which closed on December 1, 1997. At April 30, 1999, the Company had cash and equivalents and short-term investments totaling $16.3 million. The Company used approximately $3.4 million of the net proceeds to pay off long-term debt and short-term borrowings in December 1997.

         The Company used its cash flow to primarily purchase additional bingo units to install in customers' bingo halls and to meet its ordinary operating expenses. GameTech currently has a $10.0 million line of credit (the "Revolving Credit Facility"), with Wells Fargo Bank, N. A. ("Wells Fargo"), which has an interest rate based on the prime rate or LIBOR plus 2.0%, at the Company's option, on which the outstanding balance at April 30, 1999 was approximately $5.9 million.

         The Revolving Credit Facility expires on March 31, 2000. Covenants under this credit facility restrict payment of cash dividends as well as other customary covenants. The Revolving Credit Facility is secured by substantially all of the Company's assets.

         Operating activities provided $3.1 million of cash for the six months ended April 30, 1999 compared to $2.2 million for the six months ended April 30, 1998. The $3.1 million consists primarily of a $3.7 million net loss, adjusted for $2.6 million of depreciation and amortization and $3.0 million of in-process research and development.

         Investing activities used $22.4 million in the six months ended April 30, 1999 compared to $4.2 million in the six months ended April 30, 1998. The increase was primarily due to $9.1 million of short-term investments and $9.8 million used in the acquisition of BTC.

         Financing activities provided cash of $900,000 in the six months ended April 30, 1999 compared to $29.7 million for the six months ended April 30, 1998. The $29.7 million represented the net proceeds from the IPO less the repayment of the Company's debt in December 1977.

         The Company believes that cash flow from operations and its current cash and short-term investments, together with funds available under the Revolving Credit Facility, will be sufficient to support its operations and provide for budgeted capital expenditures and liquidity requirements for the next twelve months. However, the Company's long term liquidity requirements will depend on many factors, including, but not limited to, the rate at which the Company expands its business, whether internally or through acquisitions and strategic alliances. To the extent that funds generated from the sources described above are insufficient to fund the Company's activities in the long term, the Company will be required to raise additional funds through public or private financing. No assurance can be given that additional financing will be available or that, if available, it will be on terms acceptable to the Company.

YEAR 2000 RISKS

         Year 2000 compliance concerns the ability of certain computerized information systems to properly recognize date-sensitive information involving dates on and after January 1, 2000. Systems that do not recognize such information could generate erroneous data or such systems could fail. The Company is at risk both for its own Year 2000 compliance and for the Year 2000 compliance of other companies with which it does business.

         Many of the Company's products contain software and hardware that perform functions based upon date-related information. The Company has tested certain of those products and has determined that they are Year 2000 compliant or has developed and installed software modifications that bring those products into Year 2000 compliance. The Company acquired Bingo Technologies Corporation in February 1999 and determined that most of the products offered by that Company are not Year 2000 compliant. The Company continues to test and assess those products for Year 2000 compliance. The Company currently anticipates that it will complete its product assessment and remediation by September 1999. The Company will offer to its customers at no charge any upgrades or modifications necessary to make its products Year 2000 compliant. The inability of the Company to develop and provide on a timely basis any product modifications that may be required could result in a material adverse effect on the Company, including customer satisfaction issues and potential litigation.

         The Company continues to assess its internal information and operating systems, its computer hardware, and its facilities for Year 2000 compliance. The Company currently anticipates that it will complete its assessments and implementation of software and hardware upgrades required to bring its internal systems into compliance during September 1999. The Company has expended approximately $35,000 to date and estimates that its costs of Year 2000 compliance will be approximately $380,000. This includes $125,000 which the Company has budgeted for unforeseen items which may arise in connection with the remediation process. This amount primarily represents costs incurred for compensation of salaried employees who have devoted a portion of their time to Year 2000 assessment and remediation efforts.

         The Company also continues to evaluate the Year 2000 issue as it relates to computer systems operated by all of the third parties, including manufacturers, suppliers, customers, and financial institutions, upon which the Company's business depends or with which its computer systems interface. The Company is requesting written certifications from third parties to verify Year 2000 compliance by those companies. The Company or its suppliers procure many of the components used in manufacturing the Company's products from foreign vendors. As a result, the Company may be at risk from foreign companies and countries that are not taking adequate measures to ensure Year 2000 compliance or that may not be at the same level of preparedness as the United States. Failure of foreign countries and companies to be Year 2000 compliant could cause interruptions or shortages of components required to assemble the Company's products. As a result, the Company may be at risk with respect to suppliers of those components.

         The Company is unable to fully assess the impact of the Year 2000 issue as of the filing date of this Report. The failure of the Company's products or computer system or the systems of third parties as a result of Year 2000 issues could have a material adverse effect on the Company's business, financial condition, and operating results. As of the filing date of this Report, the Company has not formulated a contingency plan with respect to the Year 2000 compliance issues described above.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         The Company's Revolving Credit Facility with Wells Fargo is a $10.0 million line of credit with an interest rate based on the prime rate or LIBOR plus 2.0%, at the Company's option. The line of credit will expire on March 31, 2000.

         Because the interest rate on the Revolving Credit Facility is variable, the Company's cash flow may be affected by increases in interest rates, in that the Company would be required to pay more interest in the event that both the prime and LIBOR interest rates increase. Management does not, however, believe that any risk inherent in the variable-rate nature of the loan is likely to have a material effect on the Company's interest or available cash. The Company currently maintains a zero balance on the Revolving Credit Facility (at April 30, 1999, the outstanding balance was approximately $5.9 million). Even if the Company were to draw down on the line prior to its expiration and an unpredicted increase in both alternate rates occurred, it would not be likely to have a material effect on the Company's interest expense or available cash.

         SENSITIVITY ANALYSIS. Assuming the Company had a $2 million balance outstanding as of April 30, 1999, the rate of interest calculated using the prime rate option would be 7.75%. The Company's monthly interest payment, if the rate stayed constant would be $12,917. If the prime rate rose to 13% , which assumes a very large increase, the Company's monthly payment would be $21,667. A more likely increase of 1 or 2%, given the recent trend of decreasing and relatively low interest rates, would give the Company a monthly payment of $14,583 or $16,250, respectively. The Company does not believe the risk resulting from such fluctuations is material nor that the payment required would have a material effect on cash flow.

CAUTIONARY STATEMENT FOR PURPOSES OF THE "SAFE HARBOR" PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

         This document includes various "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and
Section 21E of the Securities Exchange Act of 1934, as amended, which represent the Company's expectations or beliefs concerning future events. Statements containing expressions such as "believes," "anticipates" or "expects" used in the Company's press releases and periodic reports on Forms 10-K and 10-Q filed with the Commission are intended to identify forward-looking statements. All forward-looking statements involve risks and uncertainties. Although the Company believes its expectations are based upon reasonable assumptions within the bounds of its knowledge of its business and operations, there can be no assurances that actual results will not materially differ from expected results. The Company cautions that these and similar statements included in this report are further qualified by important factors that could cause actual results to differ materially from those in the forward-looking statements. Such factors could include, without limitation, the following: increased competition in existing markets; a decline in the public participation in bingo; the limitation, conditioning or suspension of any of the Company's bingo permits or licenses; increases in or new taxes imposed on bingo revenues or bingo devices; a finding of unsuitability by regulatory officers with respect to the Company's officers, directors or key employees; loss or retirement of key executives; adverse economic or regulatory conditions in the Company's key markets; and, adverse results of significant litigation matters. Readers are cautioned not to place undue reliance on forward-looking statements, which speak only as of the date thereof. The Company undertakes no obligation to publicly release any revisions to such forward-looking statements to reflect events or circumstances after the date thereof.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

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

         On November 5, 1998, defendants moved to dismiss the complaint. On June 3, 1999 Defendants' motion to dismiss was granted in part and denied in part by the Court. There has been no discovery to date and no trial is scheduled in this action. Defendants believe that there is no merit to plaintiffs' allegations and intend to defend the action vigorously.

         On May 28, 1999, the Company and its wholly owned subsidiary Bingo Technologies Corporation ("BTC") were sued in the United States Bankruptcy Court for the District of Nevada (Case No. BK-S-98-27619-RCJ) by Branson Signatures Resorts, Inc. and its parent company Advanced Gaming Technology, Inc. ("AGTI"), both of which are debtors-in-possession in a bankruptcy proceeding that Branson and AGTI initiated last year. In the suit, AGTI alleges that, in February and April 1998, AGTI entered into two contracts with BTC under which AGTI licensed to BTC the right to distribute and lease certain electronic bingo units. AGTI alleges that BTC and GameTech as its parent breached these agreements and otherwise violated the automatic stay that operated upon the filing of the AGTI bankruptcy. Neither GameTech nor BTC have responded to the complaint as of this date, and no discovery has been conducted in this case. GameTech and BTC believe they have valid defenses to the claims asserted.

         In January, 1995, a purported patent infringement action and demand for jury trial, FORTUNET INC., V. BINGO CARD MINDER CORP., AND STUART ENTERTAINMENT, INC., CV-S-95-0008 PMP (RJJ) was filed in the United States District Court, District of Nevada against the Company's wholly owned subsidiary Bingo Card Minder Corporation ("BCMC") and Stuart Entertainment, Inc. ("Stuart"). The complaint alleged that BCMC and Stuart, as individual entities, infringed upon U.S. Patent No. 4,455,025 (the "025 Patent"). On October 22, 1998 the action was severed and stayed by order of the Court pending completion of reexamination and any appeals therefrom. On May 19, 1999, Fortunet, Inc. ("Fortunet") appealed the Patent and Trademark Office's (the "PTO") decision of rejection of the 025 Patent to the United States Court of Appeals for the Federal Circuit.

         The action against BCMC involves the BCM-2 device only, of which less than 2,000 are currently in operation throughout the United States. The Court has SUA SPONTE ruled that the BCM-2 does not infringe Fortunet's 4,642,462 patent (the "462 Patent"). Fortunet has not plead any specific damages but has plead punitive damages for willful infringement. The Company believes there is no merit to Plaintiffs action, but, in the event the 025 Patent is reinstated, the Company will vigorously contest the action.

         In February 1997, BCMC filed a declaratory relief action for non-infringement, BINGO CARD MINDER CORP. V. FORTUNET, INC., C 97-00698 CAL in the United States District Court Northern District of California, against Fortunet's 025 and 462 Patents relative to BCMC's TED device. No relevant court dates have been set, and the Court in early 1997 approved a stipulated stay pending completion of the above case, which is stayed pending completion of the reexamination of Fortunet's patents. The PTO, on a second request for reexamination with respect to the 462 patent recently determined that "a substantial new question of patentability" existed. As such, the 462 patent will now undergo renewed reexamination activity with the possible cancellation of some or all of the claims of the 462 patent. There are no relevant court dates as the action has been stayed pending reexamination.

         In June 1997, a purported patent infringement and demand for jury trial, FORTUNET INC., V. BINGO TECHNOLOGIES CORPORATION; JOHN A. LARSEN, DBA OPPORTUNITY SOFTWARE AND BINGO CARD MINDER CORP., CV-S-97-00778-HDM (LRL); was commenced in the United States District Court, District of Nevada, against Bingo Technologies Corporation ("BTC"), John A. Larson, dba Opportunity Software and BCMC. As no relevant court dates have been set, and the complaint lacks a definitive accused device, the Company believes, based upon representation of opposing counsel that the action involves BTC's sale of the "Max-Plus" units, alleging infringement of Fortunet's 462 and 025 Patents. Pursuant to stipulation, the Court has stayed the action pending the outcome of the appeal from the Patent Office rejection of the 025 patent (see above).

         The Company believes that none of its products infringe any valid claim of either the 025 or 462 Patents and intends to continue to defend against all actions vigorously. However, there can be no assurance that favorable outcomes will be obtained or that if the action against the TED product is resolved in favor of the Plaintiff, such result would not have a material adverse effect on the Company's financial position, results of operations or cash flow.

         In May, 1998,FORTUNET INC., V. BINGO TECHNOLOGIES CORPORATION; JOHN
A. LARSEN, DBA OPPORTUNITY SOFTWARE AND BINGO CARD MINDER CORP., CV-S-98-00777-PMP (LRL) an action for declaratory relief for non-infringement and counterclaim was filed in the United States District Court, District of Nevada, by BTC against Fortunet alleging that Fortunet's "Bingo Starr" portable hand-held bingo device infringed upon the claims of BTC's 4,378,940 patent (the "940 Patent" owned by the Company). On October 27, 1998 the PTO, in a response to a request for reexamination sponsored by Fortunet, rejected all 12 claims of the 940 patent. BTC contested the Examiner's decision and on March 23, 1999 the Patent Office reversed their initial rejection. In response, Fortunet, on May 23, 1999, filed a new request for reexamination and a petition to invoke the Commissioner's authority to amend the Examiner's decision on reversal due to "extraordinary circumstances." The Court, which had stayed the case pending completion of the reexamination, extended the stay pending the Commissioner's decision on the petition. The Company shortly expects the Commissioner to dismiss the petition outright, at which point the action will recommence. The Company intends to pursue the case vigorously and expects a favorable outcome.

         In October 1995, an action for legal malpractice, BINGO CARD MINDER CORPORATION V. BRIAN C. KELLY, AND BRIAN C. KELLY, LTD, CV-96-02423, was commenced by BCMC against its former attorneys in the 2nd Judicial District, State of Nevada, and County of Washoe. The action was settled in the Company's favor for $27,500.00 and was dismissed with prejudice on May 27, 1999.

         In January 1998, an action for breach of contract on a leasehold, CRAIG E. BERNHART V. JOHN A. LARSEN AND BINGO TECHNOLOGIES CORPORATION V. DAN DAHL, JR.; CB COMMERCIAL REAL ESTATE GROUP, INC., No. 98-2-01311-7 SEA, was commenced against BTC and John A. Larsen in the Superior Court of the State of Washington for King County. On April 20, 1999, the plaintiffs motion for summary judgement was upheld. On May 26, 1999, the Court ordered BTC to pay a judgment of $102,115.49 to the plaintiffs.

         Many aspects of the Company's business involve substantial risks of liability. In the normal course of business, the Company may be named as defendant or co-defendant in lawsuits involving primarily claims for damages. The Company's management believes that any pending litigation will not have a material adverse effect on the Company.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS.

         SALES OF UNREGISTERED SECURITIES DURING THE THREE MONTHS ENDED APRIL 30, 1999

         On various dates during the three months ended April 30, 1999, Company employees exercised stock options granted in partial compensation for their services to purchase an aggregate of 151,250 shares of Common Stock in private sales for an aggregate consideration of $100,512 in reliance upon Section 4(2) of the Securities Act as a transaction not involving a public offering.

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

          From the effective date of the Registration Statement to the end of the reporting period the Company has used none of the net offering proceeds for construction of plant, building and facilities; or for the purchase of real estate. The Company has used $9.8 million in the acquisition of Bingo Technologies Corporation, $3.4 million for the repayment of indebtedness and $2.9 million for the repurchase of Common Stock.

          None of these payments have been direct or indirect payments to directors, officers or other affiliates of the Company.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

         Not Applicable

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         Not Applicable

ITEM 5. OTHER INFORMATION

         Not Applicable

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

         a)       Exhibits:

                  27-1 Financial Data Schedule

         b)       Reports on Form 8-K:

                  On February 4, 1999 the Company filed a Form 8-K announcing the resignation of Conrad J. Granito, Jr. as President and Chief Operating Officer.

                  On February 23, 1999 the Company filed a Form 8-K announcing the acquisition of Bingo Technologies Corporation.

                  On April 23, 1999 the Company filed a Form 8-K/A regarding the financial statement disclosures on the acquisition of Bingo Technologies Corporation.

 SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date: June 14, 1999                        GameTech International, Inc.

                                           /s/ Todd S. Myhre
                                           -----------------------------------
                                           Todd S. Myhre
                                           Chief Executive Officer
                                           (Authorized Officer)


Date: June 14, 1999                        GameTech International, Inc.

                                           /s/ John J. Paulson
                                           -----------------------------------
                                           John J. Paulson
                                           Chief Financial Officer/Treasurer
                                           (Principal Financial Officer)