Form 10-Q
period 1999-07-31
GAMETECH INTERNATIONAL INC
filed 1999-09-14
CIK 1045014

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q



(Mark One)

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         FOR THE QUARTERLY PERIOD ENDED JULY 31, 1999


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

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]



         On September 10, 1999, the registrant had outstanding 11,410,664 shares of its Common Stock, par value $.001 per share.

                          GAMETECH INTERNATIONAL, INC.

                                      INDEX

Part I.  Financial Information:                                                          Page No.

 Item 1. Financial Statements  (Unaudited)

         Condensed Consolidated Balance Sheets
             July 31, 1999 and October 31, 1998.............................................. 3

         Condensed Consolidated Statements of Operations
             Three Months Ended July 31, 1999 and 1998 ...................................... 4
             Nine Months Ended July 31, 1999 and 1998 ....................................... 4

         Condensed Consolidated Statements of Cash Flows
             Nine Months Ended July 31, 1999 and 1998 ....................................... 5

         Notes to Condensed Consolidated Financial Statements ............................... 6

 Item 2. Management's Discussion and Analysis of Financial Condition and
              Results of Operations .........................................................11

 Item 3. Market Risk Disclosure .............................................................15

Part II. Other Information

 Item 1. Legal Proceedings ..................................................................17

 Item 2. Changes in Securities and Use of Proceeds ..........................................18

 Item 6. Exhibits and Reports on Form 8 - K .................................................20

Signatures ..................................................................................21


PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                          GAMETECH INTERNATIONAL, INC.
                                 BALANCE SHEETS
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

                                                                      JULY 31,          OCTOBER 31,
                                                                        1999               1998
                                                                    ------------       ------------
                                                                    (unaudited)
ASSETS:
Current assets:
   Cash and equivalents                                              $   5,615         $  21,485
   Short-term investments                                                4,941             4,102
   Accounts receivable, net                                              3,301             1,677
   Other current assets                                                  1,674             1,069
                                                                     ---------         ---------

      Total current assets                                              15,531            28,333

Bingo units, furniture and equipment, net                               22,508            12,496
Intangible assets related to acquisition, net                           18,480                 -
Other assets, net                                                        2,483             1,648
                                                                     ---------         ---------
      Total assets                                                   $  59,002         $  42,477
                                                                     ---------         ---------
                                                                     ---------         ---------
LIABILITIES AND STOCKHOLDERS' EQUITY:
Current liabilities:
   Short-term borrowings from bank                                   $     777         $       -
   Accounts payable                                                        908               325
   Other current liabilities                                             4,165               410
   Current portion of long-term debt                                     1,338               338
                                                                     ---------         ---------
      Total current liabilities                                      $   7,188         $   1,073

Non-current accrued liabilities                                          2,962                 -
Long-term debt obligations                                               3,746               515
Deferred income taxes                                                      567               567

Commitments and contingencies

Stockholders' equity:
   Common stock, $.001 par value: 40,000,000 shares
     authorized; 12,185,164 shares issued and outstanding
     in 1999 and 10,126,226 in 1998                                         12                10
   Capital in excess of par value                                       43,310            37,117
   Retained earnings                                                     4,085             6,005
   Less:  Treasury stock, 774,500 shares in 1999 and
     755,400 shares in 1998, at cost                                    (2,868)           (2,810)
                                                                     ---------         ---------
      Total stockholders' equity                                        44,539            40,322
                                                                     ---------         ---------
      Total liabilities and stockholders' equity                     $  59,002         $  42,477
                                                                     ---------         ---------
                                                                     ---------         ---------

                       See notes to financial statements.

                          GAMETECH INTERNATIONAL, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
              (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)


                                                               Three Months Ended                Nine Months Ended
                                                                   July 31,                           July 31,
                                                            1999              1998                1999          1998
                                                         ---------------------------         -----------------------------
                                                                  (Unaudited)                        (Unaudited)
Revenues                                                 $    12,747      $     4,093        $    28,626       $    11,948

Operating expenses:
 Cost of revenues                                              3,348            1,353              8,018             3,758
 General and administrative                                    2,578            1,076              5,760             2,651
 Sales and marketing                                           3,466              677              7,710             1,827
 Research and development                                        341              184                826               459
                                                         ----------------------------         ----------------------------
                                                               9,733            3,290             22,314             8,695
                                                         ----------------------------         ----------------------------
Income from operations                                         3,014              803              6,312             3,253

Acquisition one-time write-offs                                    -                -             (7,498)                -
Equity in net loss of affiliate                                    -                -                  -            (2,000)
Interest income, net                                             105              390                472             1,015
                                                         ----------------------------         ----------------------------

Income (loss) before provision for income taxes                3,119            1,193               (714)            2,268

Provision for income taxes                                     1,375              464              1,206               884
                                                         ----------------------------         ----------------------------


Net income (loss)                                        $     1,744      $       729        $    (1,920)      $     1,384
                                                         ----------------------------         ----------------------------
                                                         ----------------------------         ----------------------------
Basic net income (loss) per share                        $      0.15      $      0.07        $     (0.18)      $      0.15
                                                         ----------------------------         ----------------------------
                                                         ----------------------------         ----------------------------
Diluted net income (loss) per share                      $      0.14      $      0.07        $     (0.17)      $      0.13
                                                         ----------------------------         ----------------------------
                                                         ----------------------------         ----------------------------
Shares used in the calculation of net
 income (loss) per share:
          Basic                                           11,381,015        9,901,374         10,624,683         9,332,124
                                                         ----------------------------         ----------------------------
                                                         ----------------------------         ----------------------------

         Diluted                                          12,319,433       10,862,281         11,480,274        10,676,523
                                                         ----------------------------         ----------------------------
                                                         ----------------------------         ----------------------------


                    See notes to financial statements.

                          GAMETECH INTERNATIONAL, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
               FOR THE NINE MONTHS ENDED JULY 31, 1999 AND 1998
                           (DOLLARS IN THOUSANDS)

                                                                                     1999               1998
                                                                                  ----------        ------------
                                                                                  (Unaudited)        (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                                        $  (1,920)        $   1,384
Adjustments to reconcile net income to net cash provided by
 operating activities:
   Depreciation and amortization                                                      4,356             1,692
   In-process research and development                                                3,000
   Accrued interest payable to officers                                                   -                13
   Equity in net loss of affiliate                                                        -             2,000
   Changes in operating assets and liabilities:
     Accounts receivable, net                                                          (214)             (595)
     Other current assets                                                              (405)             (676)
     Accounts payable                                                                  (166)              249
     Other current liabilities                                                        1,196              (328)
                                                                                  ---------         ---------
Net cash provided by operating activities                                             5,847             3,739

CASH FLOWS FROM INVESTING ACTIVITIES:

Investment in short-term investments                                                   (839)          (10,766)
Capital expenditures for bingo units, furniture and equipment                        (6,375)           (4,285)
Purchase of common stock of Bingo Technologies, net of cash acquired                 (9,790)                -
Investment in and advances to affiliate                                                   -            (1,474)
Capitalized software development costs                                                 (120)             (170)
                                                                                  ---------         ---------

Net cash used in investing activities                                               (17,124)          (16,695)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from short-term borrowings from bank                                         6,693                 -
Payments on short-term notes payable and borrowings from bank                       (10,634)             (550)
Payments on long-term debt                                                             (468)           (2,866)
Payments for buyout of distributorship agreement                                       (254)             (363)
Proceeds from sales of common stock                                                     128            33,363
Payments for repurchase of common stock for treasury                                    (58)           (1,291)
                                                                                  ---------         ---------
Net cash provided by (used in) financing activities                                  (4,593)           28,293
                                                                                  ---------         ---------
Net increase (decrease) in cash and equivalents                                     (15,870)           15,337
Cash and equivalents at beginning of period                                          21,485             1,020
                                                                                  ---------         ---------
Cash and equivalents at end of period                                             $   5,615         $  16,357
                                                                                  ---------         ---------
                                                                                  ---------         ---------


                       See notes to financial statements.

                          GAMETECH INTERNATIONAL, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  JULY 31, 1999
                                   (UNAUDITED)


1.  NOTES TO FINANCIAL STATEMENTS


NOTE A.  BASIS OF PRESENTATION

        The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three- and nine-month periods ended July 31, 1999 are not necessarily indicative of the results that may be expected for the year ending October 31, 1999. For further information refer to the financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended October 31, 1998.

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

                                                                     (In thousands, except share and per share amounts)

                                                         Three months ended July 31,          Nine months ended July 31,
                                                           1999          1998                1999             1998
                                                       -----------    -----------          -----------      -----------
Numerator:
 Net income (loss)                                     $     1,744    $       729          $    (1,920)     $     1,389
                                                       -----------    -----------          -----------      -----------
 Numerator for basic earnings per share                      1,744            729               (1,920)           1,389

 Effect of dilutive securities:
  After-tax interest on convertible notes payable                -              -                    -                8
                                                       -----------    -----------          -----------      -----------
  Numerator for diluted earnings per share -
   income available to common stockholders
   after assumed conversions                           $     1,744    $       729          $    (1,920)     $     1,397
                                                       -----------    -----------          -----------      -----------

Denominator:
 Denominator for basic earnings per share -
   weighted average shares                              11,381,015      9,901,374           10,624,683        9,332,124
 Effect of dilutive securities:
  Stock options                                            938,418        960,907              855,591        1,167,645
  Convertible preferred stock                                    -              -                    -           43,478
  Convertible notes payable                                      -              -                    -          133,275
                                                       -----------    -----------          -----------      -----------

 Denominator for diluted earnings per share             12,319,433     10,862,281           11,480,274       10,676,523
                                                       -----------    -----------          -----------      -----------

Basic earnings (loss) per share                        $      0.15    $      0.07          $     (0.18)     $      0.15
                                                       -----------    -----------          -----------      -----------

Diluted earnings (loss) per share                      $      0.14    $      0.07          $     (0.17)     $      0.13
                                                       -----------    -----------          -----------      -----------


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

         The pro forma unaudited results of operations for the three and nine month periods ended July 31, 1999 and 1998, assuming consummation of the purchase as of November 1, 1998 and November 1, 1997, respectively, are included in the tables below. The historical operating results set forth below include the historical combined results of the Company and Bingo Technologies. The adjustments made to the combined historical results consist principally of: 1) additional amortization of the intangible assets associated with the acquisition, 2) eliminated legal fees incurred by GameTech and BTC relative to patent infringement litigation against the Company by BTC, 3) reduced compensation expense resulting from employment agreements signed in conjunction with the acquisition, 4) reduced interest income with respect to amounts paid in the acquisition of Bingo Technologies common stock, 5) elimination of acquisition one-time write-offs and 6) the income tax effect of the above adjustments.

                          GAMETECH INTERNATIONAL, INC.
            PRO-FORMA CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (IN THOUSANDS)

                                                                        Three Months Ended July 31,
                                                          1999 (UNAUDITED)                        1998 (UNAUDITED)
                                             --------------------------------------      -------------------------------------
                                                               Pro Forma                               Pro Forma
                                             Historical(1)    Adjustments   Pro Forma    Historical   Adjustments    Pro Forma
Revenues                                      $ 12,747      $      -       $ 12,747         $  9,736        $     -    $  9,736

Operating expenses:
 Cost of revenues                                3,348             -          3,348            2,959              -       2,959
 General and administrative                      2,578             -          2,578            2,661            229       2,890
 Sales and marketing                             3,466             -          3,466            2,059              -       2,059
 Research and development                          341             -            341              464              -         464
                                              --------      --------       --------         --------        -------     -------
                                                 9,733                        9,733            8,143            229       8,372
                                              --------      --------       --------         --------        -------     -------

Income from operations                           3,014             -          3,014            1,593           (229)      1,364

Interest income, net                               105             -            105               67             63         130
                                              --------      --------       --------         --------        -------     -------
Income before provision for income taxes         3,119             -          3,119            1,660           (166)      1,494

Provision for income taxes                       1,375             -          1,375              635             91         726
                                              --------      --------       --------         --------        -------     -------
Net income                                    $  1,744      $      -       $  1,744         $  1,025        $  (257)   $    768
                                              --------      --------       --------         --------        -------     -------
                                              --------      --------       --------         --------        -------     -------
Basic net income per share                                                 $   0.15                                    $   0.07

Diluted net income per share                                               $   0.14                                    $   0.06






                                                                         Nine Months Ended July 31,
                                                          1999 (UNAUDITED)                        1998 (UNAUDITED)
                                             --------------------------------------      -------------------------------------
                                                               Pro Forma                               Pro Forma
                                             Historical(1)    Adjustments   Pro Forma    Historical   Adjustments    Pro Forma
Revenues                                      $ 34,739      $      -       $ 34,739         $ 24,227        $     -    $ 24,227

Operating expenses:
 Cost of revenues                                9,347             -          9,347            6,714              -       6,714
 General and administrative                      6,500           (11)         6,489            5,759            520       6,279
 Sales and marketing                            10,087             -         10,087            5,853              -       5,853
 Research and development                        1,075             -          1,075            1,082              -       1,082
                                              --------      --------       --------         --------        -------     -------
                                                27,009           (11)        26,998           19,408            520      19,928
                                              --------      --------       --------         --------        -------     -------

Income from operations                           7,730            11          7,741            4,819           (520)      4,299

Equity in net loss of affiliate                      -             -              -           (2,000)             -      (2,000)
Interest income, net                               371           118            489              564            206         770
                                              --------      --------       --------         --------        -------     -------

Income before provision for income taxes         8,101           130          8,231            3,383           (314)      3,069

Provision for income taxes                       3,474           207          3,681            1,314        $   345       1,659
                                              --------      --------       --------         --------        -------     -------

Net income                                    $  4,627      $    (77)      $  4,550          $ 2,069        $  (659)   $  1,410
                                              --------      --------       --------         --------        -------     -------
                                              --------      --------       --------         --------        -------     -------
Basic net income per share                                                 $   0.40                                    $   0.13

Diluted net income per share                                               $   0.37                                    $   0.11


(1) Excludes one-time write-offs of $7.5 million directly attributable to the acquisition of Bingo Technologies Corporation.

NOTE D. COMMITMENTS AND CONTINGENCIES

LITIGATION

         On February 13, 1998, a purported securities class action complaint, WEISS V. GAMETECH INTERNATIONAL, INC., No. 98-0268 PHX-ROS, was filed in the United States District Court for the District of Arizona against the Company and certain officers and directors alleging that defendants violated Section 11 of the Securities Act of 1933 (the "Securities Act") by making false misleading statements and omissions in the Company's Form S-1 Registration Statement in connection with the Company's public offering on November 25, 1997. Two other complaints making nearly identical factual allegations have been consolidated with the WEISS action for all purposes as IN RE GAMETECH, INC. SECURITIES LITIGATION, Master File No. Civ. 98-0268 PHX-ROS. On July 17, 1998, the Court appointed "lead plaintiff" and co-lead counsel.

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

         On May 28, 1999, the Company and its wholly owned subsidiary Bingo Technologies Corporation ("BTC"), were sued in the United States Bankruptcy Court for the District of Nevada (Case No. BK-S-98-27619-RCJ) by Branson Signatures Resorts, Inc. and its parent company, Advanced Gaming Technology, Inc. ("AGTI"), both of which are debtors-in-possession in a bankruptcy proceeding that Branson and AGTI initiated last year. In the suit, AGTI alleges that, in February and April 1998, AGTI entered into two contracts with BTC under which AGTI licensed to BTC the right to distribute and lease certain electronic bingo units. AGTI alleges that BTC and the Company as its parent breached these agreements and otherwise violated the automatic stay that operated upon the filing of the AGTI bankruptcy. A stipulation and order dismissing the action with prejudice was entered by the Court on August 2, 1999.

         In January 1995, a purported patent infringement action and demand for jury trial, FORTUNET INC., V. BINGO CARD MINDER CORP., AND STUART ENTERTAINMENT, INC., CV-S-95-0008 PMP (RJJ) was filed in the United States District Court, District of Nevada against the Company's wholly owned subsidiary, Bingo Card Minder Corporation ("BCMC"), and Stuart Entertainment, Inc. ("Stuart"). The complaint alleged that BCMC and Stuart, as individual entities, infringed upon U.S. Patent No. 4,455,025 (the "025 Patent"). On October 22, 1998, the action was severed and stayed by order of the Court pending completion of reexamination and any appeals therefrom. On May 19, 1999, Fortunet, Inc. ("Fortunet") appealed the Patent and Trademark Office's (the "PTO") decision of rejection of the 025 Patent to the United States Court of Appeals for the Federal Circuit.

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

         In February 1997, BCMC filed a declaratory relief action for non-infringement, BINGO CARD MINDER CORP. V. FORTUNET, INC., C 97-00698 CAL in the United States District Court Northern District of California, against Fortunet's 025 and 462 Patents relative to BCMC's TED device. No relevant court dates have been set, and the Court in early 1997 approved a stipulated stay pending completion of the above case, which is stayed pending completion of the reexamination of Fortunet's patents. The PTO, on a second request for reexamination with respect to the 462 patent, recently determined that "a substantial new question of patentability" existed. As such, the 462 patent will now undergo renewed reexamination activity with the possible cancellation of some or all of the claims of the 462 patent. There are no relevant court dates as the action has been stayed pending reexamination.

         In June 1997, a purported patent infringement and demand for jury trial, FORTUNET INC., V. BINGO TECHNOLOGIES CORPORATION; JOHN A. LARSEN, DBA OPPORTUNITY SOFTWARE AND BINGO CARD MINDER CORP., CV-S-97-00778-HDM (LRL), was commenced in the United States District Court, District of Nevada, against Bingo Technologies Corporation ("BTC"), John A. Larsen, dba Opportunity Software and BCMC. As no relevant court dates have been set, and the complaint lacks a definitive accused device, the Company believes, based upon representation of opposing counsel that the action involves BTC's sale of the "Max-Plus" units, alleging infringement of Fortunet's 462 and 025 Patents. Pursuant to stipulation, the Court has stayed the action pending the outcome of the appeal from the Patent Office rejection of the 025 patent (see above).

         The Company believes that none of its products infringe any valid claim of either the 025 or 462 Patents and intends to continue to defend against all actions vigorously. However, there can be no assurance that favorable outcomes will be obtained or that if the action against the TED product is resolved in favor of the Plaintiff, such result would not have a material adverse effect on the Company's business, financial position, or results of operations or cash flow.

         In May 1998, FORTUNET INC., V. BINGO TECHNOLOGIES CORPORATION; JOHN A. LARSEN, DBA OPPORTUNITY SOFTWARE AND BINGO CARD MINDER CORP., CV-S-98-00777-PMP
(LRL) an action for declaratory relief for non-infringement and counterclaim, was filed in the United States District Court, District of Nevada, by BTC against Fortunet alleging that Fortunet's "Bingo Starr" portable hand-held bingo device infringed upon the claims of BTC's 4,378,940 patent (the "940 Patent" owned by the Company). On October 27, 1998, the PTO, in a response to a request for reexamination sponsored by Fortunet, rejected all 12 claims of the 940 patent. BTC contested the Examiner's decision and on March 23, 1999 the Patent Office reversed its initial rejection. In response, Fortunet, on May 23, 1999, filed a new request for reexamination and a petition to invoke the Commissioner's authority to amend the Examiner's decision on reversal due to "extraordinary circumstances." On August 11, 1999, the commissioner's office rejected the petition returning it unfiled. On July 24, 1999, the PTO granted a second request for reexamination. The action is presently stayed. The Company intends to pursue the case vigorously.

         On June 14, 1999, GAMETECH INTERNATIONAL, INC. V. BETTINA CORPORATION, CV-N-99-00317-(ECR), a patent infringement action, was filed in the United States District Court, District of Nevada, by the Company against Bettina Corporation alleging that Bettina Corporation's "Bingo Magic" portable hand held device infringed upon the claims of the Company's `940 Patent. The Company has asked the Court for immediate injunctive relief, compensatory and punitive damages for willful infringement as well as costs and attorney's fees. Bettina Corporation, in its answer to the complaint, denies all causes of action and has asked the Court to find the `940 Patent invalid. The Company intends to pursue the case vigorously.

         The Company is involved in various other legal proceedings arising out of its operations in the ordinary course of its business. The Company does not believe that any of their proceedings will have a material adverse effect on its business, financial condition, or result of operations.




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


RESULTS OF OPERATIONS

THREE MONTHS ENDED JULY 31, 1999 COMPARED TO THREE MONTHS ENDED JULY 31, 1998

         REVENUES. Revenues increased $8.6 million, or 210%, to $12.7 million for the three months ended July 31, 1999 from $4.1 million for the three months ended July 31, 1998. This increase is due in part to the acquisition of BTC. Excluding the revenues resulting from the acquisition of BTC, the revenue increase was $1.8 million or 43.9%. The number of units installed at July 31, 1999 was approximately 52,000, 16,800 excluding units resulting from the acquisition of BTC, compared to approximately 11,900 at July 31, 1998.

         COST OF REVENUES. Cost of revenues increased $1.9 million, or 136%, to $3.3 million for the three months ended July 31, 1999 from $1.4 million for the three months ended July 31, 1998. The increase in cost of revenues was primarily due to the greater average number of units installed. As a percentage of revenues, cost of revenues decreased to 26.3% from 33.1% in the prior period. Depreciation expense as a percent of revenue decreased 5.2% due primarily to the mix of units acquired in the BTC acquisition, as those units have a lower cost.

         GENERAL AND ADMINISTRATIVE. General and administrative expenses increased $1.5 million, or 136%, to $2.6 million for the three months ended July 31, 1999 from $1.1 million for the three months ended July 31, 1998. Excluding costs resulting from the acquisition of BTC, including amortization of goodwill of $400,000, general and administrative costs decreased $82,000 on 7.6%. As a percentage of revenues, general and administrative expenses decreased to 20.2% from 26.3% in the prior period.

         SALES AND MARKETING. Sales and marketing expenses increased $2.8 million, or 420%, to $3.5 million for the three months ended July 31, 1999 from $667,000 for the three months ended July 31, 1998. The increase was primarily due to larger distributor commissions of $2.2 million. This increase in distributor commissions is due primarily to the distributor network acquired from BTC.

         RESEARCH AND DEVELOPMENT. Research and development expenses increased $157,000, or 85.3%, to $341,000 for the three months ended July 31, 1999 from $184,000 for the three months ended July 31, 1998. As a percent of revenue, research and development expenses were 2.7% and 4.4% in the 1999 and 1998 periods, respectively.

         INTEREST INCOME. Interest income decreased $285,000 to $105,000 for the three months ended July 31, 1999 from $390,000 for the three months ended July 31, 1998. The decrease in interest income was due primarily to the use of approximately $9.8 million of cash in the acquisition of BTC and $5.9 million of cash to retire debt from BTC.

         PROVISION FOR INCOME TAXES. The provision for income taxes increased $911,000 to $1.4 million for the three months ended July 31, 1999 from $464,000 for the three months ended July 31, 1998. The Company's effective income tax rate was approximately 44% in 1999 and approximately 39% in 1998. The rate change is due to the non-deductibility of goodwill from the acquisition of BTC.

         NET INCOME. As a result of the factors discussed above, net income increased $1.0 million to $1.7 million for the three months ended July 31, 1999 from $729,000 for the three months ended July 31, 1998.


NINE MONTHS ENDED JULY 31, 1999 COMPARED TO NINE MONTHS ENDED JULY 31, 1998

         REVENUES. Revenues increased $16.7 million, or 140%, to $28.6 million for the nine months ended July 31, 1999 from $11.9 million for the nine months ended July 31, 1998. This increase in revenues was primarily due to the increase in the number of units installed in bingo halls and the acquisition of BTC.

         COST OF REVENUES. Cost of revenues increased $4.2 million, or 110%, to $8.0 million for the nine months ended July 31, 1999, from $3.8 million for the nine months ended July 31, 1998. The increase in cost of revenues was primarily due to the greater average number of units installed. As a percentage of revenues, cost of revenues decreased to 28.0% from 31.5% in the prior period.

         GENERAL AND ADMINISTRATIVE. General and administrative expenses increased $3.1 million, or 115%, to $5.8 million for the nine months ended July 31, 1999 from $2.7million for the nine months ended July 31, 1998. As a percentage of revenues, general and administrative expenses decreased to 20.1% from 22.2% in the prior period.

         SALES AND MARKETING. Sales and marketing expenses increased $5.9 million, or 328%, to $7.7 million for the nine months ended July 31, 1999 from $1.8 million for the nine months ended July 31, 1998. The increase was primarily due to larger distributor commissions of $4.4 million. The distributor commission increase is primarily attributable to the distributor network acquired from BTC.

         RESEARCH AND DEVELOPMENT. Research and development expenses increased $367,000 or 80.0%, to $826,000 for the nine months ended July 31, 1999 from $459,000 for the nine months ended July 31, 1998. As a percent of revenue research and development expenses were 2.9% and 3.8% for 1999 and 1998, respectively.

         ACQUISITION ONE-TIME WRITE-OFFS. One-time write-offs resulting from the acquisition of BTC were $7.5 million during the three months ended July 31, 1999. They are comprised of approximately $4.5 million of non-recurring expenses directly resulting from the acquisition and $3.0 million of in-process research and development acquired from BTC.

         EQUITY IN NET LOSS OF AFFILIATE. Equity in net loss of affiliate of $2.0 million resulted from losses incurred by the TSBN joint venture for the nine months ended July 31, 1998 and a write off the Company's investment and advances to the joint venture with the discontinuance of the TSBN operations in February 1998. Since the Company financed this venture, it recorded 100% of the losses rather than its 50% ownership percentage.

         INTEREST INCOME. Net interest income decreased $543,000 to $472,000 for the nine months ended July 31, 1999 from $1.0 million for the nine months ended July 31, 1998. The decrease was due primarily to the use of approximately $9.8 million of cash for the acquisition of BTC and $5.9 million of cash to retire debt assumed from BTC.

         PROVISION FOR INCOME TAXES. The provision for income taxes increased $322,000 to $1.2 million for the nine months ended July 31, 1999 from $884,000 for the nine months ended July 31, 1998. The Company's effective income tax rate increased due to the non-deductibility of two items: goodwill and the one-time write-off of $3.0 million of in-process research and development from the acquisition of BTC.

         NET INCOME (LOSS). As a result of the factors discussed above, net income decreased $3.3 million to a net loss of $1.9 million for the nine months ended July 31, 1999 from $1.4 million of net income for the nine months ended July 31, 1998.


LIQUIDITY AND CAPITAL RESOURCES

         The Company received net proceeds of approximately $32.5 million from the sale of 3,270,000 shares of its Common Stock in its IPO, which closed on December 1, 1997. At July 31, 1998, the Company had cash and equivalents and short-term investments totaling $10.6 million. The Company used approximately $3.4 million of the net proceeds to pay off long-term debt and short-term borrowings in December 1997.

         The Company used its cash flow to primarily purchase additional bingo units to install in customers' bingo halls and to meet its ordinary operating expenses. GameTech currently has a $10.0 million line of credit (the "Revolving Credit Facility") with Wells Fargo Bank, N. A. ("Wells Fargo"), which has an interest rate based on the prime rate or LIBOR plus 2.0%, at the Company's option, on which the outstanding balance at July 31, 1999 was approximately $777,000.

         The Revolving Credit Facility expires on March 31, 2000. Covenants under this credit facility restrict the Company's payment of cash dividends, as well as other customary covenants. The Revolving Credit Facility is secured by substantially all of the Company's assets.

         Operating activities provided $5.8 million of cash for the nine months ended July 31, 1999 compared to $3.7 million for the nine months ended July 31, 1998. The $5.8 million consisted primarily of a $1.9 million net loss, adjusted for $4.4 million of depreciation and amortization and $3.0 million of in-process research and development.

         Investing activities used $17.1 million in the nine months ended July 31, 1999 compared to $5.9 million in the nine months ended July 31, 1998. The increase was due primarily to the $9.8 million used in the acquisition of BTC and increased capital expenditures of $2.0 million.

         Financing activities used cash of $4.6 million in the nine months ended July 31, 1999 compared to providing $29.7 million for the nine months ended July 31, 1998. The $4.6 million used in 1999 is primarily the net reduction on the Company's short-term debt. The $29.7 in 1998 million represents the net proceeds from the IPO less the repayment of the Company's debt in December 1997.

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

         Many of the Company's products contain software and hardware that perform functions based upon date-related information. The Company has assessed the Year 2000 readiness of its products, and, where necessary, has identified and prioritized remedial steps to make those products Year 2000 compliant. The Company currently anticipates that it will complete its product remediation during October 1999. The Company will offer to its customers at no charge any upgrades or modifications necessary to make its products Year 2000 compliant. The Company does not anticipate the cost of providing any such upgrades or modifications to its customers will be material to the Company's operations. However, the inability of the Company to provide on a timely basis any product upgrades or modifications that may be required could result in a material adverse effect on the Company, including customer satisfaction issues and potential litigation.

         The Company has assessed its mission critical internal information and operating systems, its computer hardware, and its facilities for Year 2000 compliance and, where necessary, has identified and prioritized remedial steps to make these systems Year 2000 compliant. The Company currently anticipates that it will complete its remediation of all mission control systems by September 30, 1999.

         The Company also continues to evaluate the Year 2000 issue as it relates to computer systems operated by third parties, including manufacturers, suppliers, customers, and financial institutions, upon which the Company's business depends or with which its computer systems interface. The Company is requesting written certifications from third parties to verify Year 2000 compliance by those companies. The Company or its suppliers procure many of the components used in manufacturing the Company's products from foreign vendors. As a result, the Company may be at risk from foreign companies and countries that are not taking adequate measures to ensure Year 2000 compliance or that may not be at the same level of preparedness as the United States. Failure of foreign countries and companies to be Year 2000 compliant could cause interruptions or shortages of components required to assemble the Company's products. As a result, the Company may be at risk with respect to suppliers of those components.

         To date, the Company has expended approximately $112,700 in addressing its Year 2000 issues and estimates that its costs of Year 2000 compliance will be approximately $380,000. This includes $125,000 which the Company has budgeted for unforeseen items which may arise in connection with the remediation process. The Company's total cost estimate reflects assumptions regarding the extent of the Year 2000 issues embodied in the

Company's operations and facilities, the availability and cost of personnel trained in this area, the compliance plans of third parties, and similar uncertainties. However, due to the complexity and pervasiveness of the Year 2000 issue, and in particular, the uncertainty regarding the compliance programs of third parties, no assurance can be given that these estimates will be achieved, and actual results could differ materially from those anticipated. If the Company is unable to address the Year 2000 issues successfully, or in a timely fashion, the Company may need to devote more resources to the process and additional costs may be incurred.

         The failure of the Company's products or computer system or the systems of third parties as a result of Year 2000 issues could have a material adverse effect on the Company's business, financial condition, and operating results. In the unlikely event of the worst case Year 2000 scenario occurring, the Company reasonably anticipates that its internal systems, despite the completion of upgrades, will still fail to be Year 2000 compliant. In addition, it is possible that the Company's products will not become Year 2000 compliant despite the Company's remediation efforts. Finally, the Company anticipates the possibility that its customers' and vendors' systems will not be Year 2000 compliant. In the event that any of these scenarios materialize, the Company expects that it would experience an interruption of its business operations.

         The Company believes that it is taking appropriate steps to assess and address its Year 2000 issues and does not expect that its business will be adversely affected by Year 2000 in any material respect. However, in the event that the steps being implemented by the Company fail to avoid problems associated with the Year 2000, the Company is currently developing its contingency plans. Such plans may include the immediate purchase of replacement hardware or software at the beginning of the Year 2000, the switching of vendors who supply goods or services to the Company, or other alternatives. The company anticipates that its contingency plans will be substantially completed by September 30, 1999.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         The Company's Revolving Credit Facility with Wells Fargo is a $10 million line of credit with an interest rate based on the prime rate or LIBOR plus 2.0%, at the Company's option. The line of credit expires on March 31, 2000.

         Because the interest rate on the Revolving Credit Facility is variable, the Company's cash flow may be affected by increases in interest rates, in that the Company would be required to pay more interest in the event that both the prime and LIBOR interest rates increase. Management does not, however, believe that any risk inherent in the variable-rate nature of the loan is likely to have a material effect on the Company's interest or available cash. The Company currently maintains a zero balance on the Revolving Credit Facility (at July 31, 1999, the outstanding balance was approximately $777,000). Even if the Company were to draw down on the line prior to its expiration and an unpredicted increase in both alternate rates occurred, it would not be likely to have a material effect on the Company's interest expense or available cash.

         SENSITIVITY ANALYSIS. Assuming the Company had a $2 million balance outstanding as of July 31, 1999, the rate of interest calculated using the prime rate option would be 8.0%. The Company's monthly interest payment, if the rate stayed constant would be $13,333. If the prime rate rose to 13%, which assumes an unusually large increase, the Company's monthly payment would be $21,667. A more likely increase of 1 or 2%, given the recent trend of decreasing and relatively low interest rates, would result in a monthly payment of $15,000 or $16,667, respectively. The Company does not believe the risk resulting from such fluctuations is material nor that the payment required would have a material effect on cash flow.

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

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

         On February 13, 1998, a purported securities class action complaint, WEISS V. GAMETECH INTERNATIONAL, INC., No. 98-0268 PHX-ROS, was filed in the United States District Court for the District of Arizona against the Company and certain officers and directors alleging that defendants violated Section 11 of the Securities Act of 1933 (the "Securities Act") by making false misleading statements and omissions in the Company's Form S-1 Registration Statement in connection with the Company's public offering on November 25, 1997. Two other complaints making nearly identical factual allegations have been consolidated with the WEISS action for all purposes as IN RE GAMETECH, INC. SECURITIES LITIGATION, Master File No. Civ. 98-0268 PHX-ROS. On July 17, 1998, the Court appointed "lead plaintiff" and co-lead counsel.

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

         On May 28, 1999, the Company and its wholly owned subsidiary Bingo Technologies Corporation ("BTC"), were sued in the United States Bankruptcy Court for the District of Nevada (Case No. BK-S-98-27619-RCJ) by Branson Signatures Resorts, Inc. and its parent company, Advanced Gaming Technology, Inc. ("AGTI"), both of which are debtors-in-possession in a bankruptcy proceeding that Branson and AGTI initiated last year. In the suit, AGTI alleges that, in February and April 1998, AGTI entered into two contracts with BTC under which AGTI licensed to BTC the right to distribute and lease certain electronic bingo units. AGTI alleges that BTC and the Company as its parent breached these agreements and otherwise violated the automatic stay that operated upon the filing of the AGTI bankruptcy. A stipulation and order dismissing the action with prejudice was entered by the Court on August 2, 1999.

         In January 1995, a purported patent infringement action and demand for jury trial, FORTUNET INC., V. BINGO CARD MINDER CORP., AND STUART ENTERTAINMENT, INC., CV-S-95-0008 PMP (RJJ) was filed in the United States District Court, District of Nevada against the Company's wholly owned subsidiary, Bingo Card Minder Corporation ("BCMC"), and Stuart Entertainment, Inc. ("Stuart"). The complaint alleged that BCMC and Stuart, as individual entities, infringed upon U.S. Patent No. 4,455,025 (the "025 Patent"). On October 22, 1998, the action was severed and stayed by order of the Court pending completion of reexamination and any appeals therefrom. On May 19, 1999, Fortunet, Inc. ("Fortunet") appealed the Patent and Trademark Office's (the "PTO") decision of rejection of the 025 Patent to the United States Court of Appeals for the Federal Circuit.

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

         In February 1997, BCMC filed a declaratory relief action for non-infringement, BINGO CARD MINDER CORP. V. FORTUNET, INC., C 97-00698 CAL in the United States District Court Northern District of California, against Fortunet's 025 and 462 Patents relative to BCMC's TED device. No relevant court dates have been set, and the Court in early 1997 approved a stipulated stay pending completion of the above case, which is stayed pending completion of the reexamination of Fortunet's patents. The PTO, on a second request for reexamination with respect to the 462 patent, recently determined that "a substantial new question of patentability" existed. As such, the 462 patent will now undergo renewed reexamination activity with the possible cancellation of some or all of the claims of the 462 patent. There are no relevant court dates as the action has been stayed pending reexamination.

         In June 1997, a purported patent infringement and demand for jury trial, FORTUNET INC., V. BINGO TECHNOLOGIES CORPORATION; JOHN A. LARSEN, DBA OPPORTUNITY SOFTWARE AND BINGO CARD MINDER CORP., CV-S-97-

00778-HDM (LRL), was commenced in the United States District Court, District of Nevada, against Bingo Technologies Corporation ("BTC"), John A. Larsen, dba Opportunity Software and BCMC. As no relevant court dates have been set, and the complaint lacks a definitive accused device, the Company believes, based upon representation of opposing counsel that the action involves BTC's sale of the "Max-Plus" units, alleging infringement of Fortunet's 462 and 025 Patents. Pursuant to stipulation, the Court has stayed the action pending the outcome of the appeal from the Patent Office rejection of the 025 patent (see above).

         The Company believes that none of its products infringe any valid claim of either the 025 or 462 Patents and intends to continue to defend against all actions vigorously. However, there can be no assurance that favorable outcomes will be obtained or that if the action against the TED product is resolved in favor of the Plaintiff, such result would not have a material adverse effect on the Company's business, financial position, or results of operations or cash flow.

         In May 1998, FORTUNET INC., V. BINGO TECHNOLOGIES CORPORATION; JOHN A. LARSEN, DBA OPPORTUNITY SOFTWARE AND BINGO CARD MINDER CORP., CV-S-98-00777-PMP
(LRL) an action for declaratory relief for non-infringement and counterclaim, was filed in the United States District Court, District of Nevada, by BTC against Fortunet alleging that Fortunet's "Bingo Starr" portable hand-held bingo device infringed upon the claims of BTC's 4,378,940 patent (the "940 Patent" owned by the Company). On October 27, 1998, the PTO, in a response to a request for reexamination sponsored by Fortunet, rejected all 12 claims of the 940 patent. BTC contested the Examiner's decision and on March 23, 1999 the Patent Office reversed its initial rejection. In response, Fortunet, on May 23, 1999, filed a new request for reexamination and a petition to invoke the Commissioner's authority to amend the Examiner's decision on reversal due to "extraordinary circumstances." On August 11, 1999, the commissioner's office rejected the petition returning it unfiled. On July 24, 1999, the PTO granted a second request for reexamination. The action is presently stayed. The Company intends to pursue the case vigorously.

         On June 14, 1999, GAMETECH INTERNATIONAL, INC. V. BETTINA CORPORATION, CV-N-99-00317-(ECR), a patent infringement action, was filed in the United States District Court, District of Nevada, by the Company against Bettina Corporation alleging that Bettina Corporation's "Bingo Magic" portable hand held device infringed upon the claims of the Company's `940 Patent. The Company has asked the Court for immediate injunctive relief, compensatory and punitive damages for willful infringement as well as costs and attorney's fees. Bettina Corporation, in its answer to the complaint, denies all causes of action and has asked the Court to find the `940 Patent invalid. The Company intends to pursue the case vigorously.

         The Company is involved in various other legal proceedings arising out of its operations in the ordinary course of its business. The Company does not believe that any of their proceedings will have a material adverse effect on its business, financial condition, or result of operations.


ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS.

         SALES OF UNREGISTERED SECURITIES DURING THE THREE MONTHS ENDED JULY 31, 1999

         On various dates during the three months ended July 31, 1999, certain Company employees exercised stock options granted in partial compensation for their services, resulting in the issuance of an aggregate of 34,500 shares of Common Stock for an aggregate consideration of $27,000. Each of these issuances was deemed to be exempt from registration under the Securities Act of 1933, as amended (the "Act"), pursuant to the exemption from registration set forth in Rule 701 promulgated under the Act. All of such offers and sales were made pursuant to written agreements relating to the compensation of such employees, copies of which were provided to them. The aggregate amount of shares offered and sold in reliance on Rule 701 as of September 10, 1999 does not exceed the thresholds set forth in paragraph (b) (5) thereof.


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

          From the effective date of the Registration Statement to the end of the reporting period, the Company has used none of the net offering proceeds for construction of plant, building and facilities; for the purchase of real estate; or for the acquisition of other businesses. The Company has used approximately $9.8 million in the acquisition of BTC, $5.9 million to retire short-term debt from BTC, $3.9 million for the repayment of indebtedness and $2.9 million for the repurchase of stock.

          None of these payments have been direct or indirect payments to directors, officers or other affiliates of the Company.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

         Not Applicable

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         Not Applicable

ITEM 5. OTHER INFORMATION

         Not Applicable

ITEM 6.EXHIBITS AND REPORTS ON FORM 8-K

         a)       Exhibits:

                  27.1     Financial Data Schedule

         b)       Reports on Form 8-K:

                  There were no reports on Form 8-K during the quarter ended July 31, 1999.

 SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

      SIGNATURE                         TITLE                       DATE


/s/ John J. Paulson                                          September 14, 1999
----------------------                                       -------------------
John J. Paulson             Chief Financial Officer / Treasurer
                            (Authorized Officer and Principal Financial Officer)