Form 10-K
period 1999-10-31
GAMETECH INTERNATIONAL INC
filed 2000-01-31
CIK 1045014

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

                   FOR THE FISCAL YEAR ENDED OCTOBER 31, 1999
                                       OR

   / /     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934

        FOR THE TRANSITION PERIOD FROM ______________ TO ______________

                        COMMISSION FILE NUMBER 000-23401
                            ------------------------
                          GAMETECH INTERNATIONAL, INC.

             (Exact name of registrant as specified in its charter)

                          DELAWARE                                             33-0612983
      (State or other jurisdiction of incorporation or           (I.R.S. Employer Identification No.)
                       organization)
             2209 W. 1ST STREET, TEMPE, ARIZONA                                  85281
          (Address of principal executive offices)                             (Zip code)

       Registrant's telephone number, including area code: (480) 804-1101

          Securities registered pursuant to Section 12(b) of the Act:

      Title of each class              Name of each exchange on which registered
-------------------------------  -----------------------------------------------------
             NONE                                   NOT APPLICABLE

          Securities registered pursuant to Section 12(g) of the Act:

                    COMMON STOCK, PAR VALUE $.001 PER SHARE
                                (Title of class)
                            ------------------------

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes / / No /X/

    Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. / /

    As of January 20, 2000, the aggregate market value of common stock held by non-affiliates of the registrant, based upon the last reported sale price for the registrant's Common Stock on the Nasdaq National Market on such date, was $29,999,828.

    The number of shares of the registrant's Common Stock outstanding as of January 20, 2000 was 11,458,173.

                      DOCUMENTS INCORPORATED BY REFERENCE

    Certain portions of the definitive Proxy Statement of GameTech International, Inc. to be used in connection with the 2000 Annual Meeting of Stockholders (the "Proxy Statement") are incorporated by reference into Part I of this Annual Report on Form 10-K to the extent provided herein. Except as specifically incorporated by reference herein, the Proxy Statement is not to be deemed filed as part of this Annual Report on Form 10-K.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     PART I

ITEM 1. BUSINESS

GENERAL

    GameTech International, Inc., a Delaware corporation, ("GameTech" or the "Company"), designs, develops and markets interactive electronic bingo systems. The Company currently markets a fixed-base system with light-pen-activated monitors and portable hand-held systems that can be played anywhere within a bingo hall. GameTech had more than 6,000 fixed-base units and more than 40,000 hand-held units operating in Indian, charity and commercial bingo halls at October 31, 1999. Both bingo systems display electronic bingo card images that have been purchased and played by a player for each bingo game. The Company's electronic bingo units enable players to play substantially more bingo simultaneously than they can play on paper cards, leading to a greater spend per player and higher profit per bingo session for the bingo hall operator. GameTech installs the electronic bingo systems at no cost to the operator in exchange for a percentage of the sales generated by each unit. The Company typically enters into one to three year contracts pursuant to which the Company receives up to 30% of the revenues generated by GameTech units or charges fixed rates per bingo session.

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

    Electronic bingo systems such as GameTech's allow players to play more bingo per game than they can by hand, which provides bingo hall operators with the potential to increase profits commensurately. Nonprofit organizations sponsor bingo games for fund raising purposes, while Indian tribes, casinos and government-sponsored entities operate bingo games for profit. Bingo is a legal enterprise in 46 states (excluding Arkansas, Hawaii, Tennessee and Utah) and the District of Columbia. As of October 31, 1999, electronic bingo systems were permitted for use by charitable organizations in 38 states, and the Company had units in operation in charitable bingo halls in eight of those states. Under the Indian Gaming Regulatory Act ("IGRA"), in the 46 states where bingo is legal, electronic bingo may be played on tribal Indian lands as well. As of October 31, 1999, bingo was played on tribal Indian lands in 28 states and the Company had units in operation in Indian bingo halls in 13 of those states.

RECENT DEVELOPMENTS

    On February 8, 1999, the Company acquired 100% of the common stock of Bingo Technologies Corporation ("BTC"). The purchase price of approximately $20.1 million, including transaction costs of $1.2 million, consisted of $10.0 million of cash, $4.0 million of unsecured promissory notes payable and the issuance of 1,866,938 shares of Common Stock. The acquisition included, among other things, goodwill of approximately $20.0 million that the Company is amortizing over a twelve-year period.

    GameTech recently announced a new position of Director of International Markets to address opportunities in international markets. The Company currently has a small installed base in three countries outside of North America.

BUSINESS STRATEGY

    The Company's growth strategies are to increase its revenues and earnings by capitalizing on the increasing acceptance of electronic bingo and to become the leading provider of electronic bingo units. To reach these objectives, the Company intends to:

    MAINTAIN SUPERIOR CUSTOMER SERVICE. GameTech believes that its customer service programs enable it to maintain a high level of customer loyalty and satisfaction, which translates into long-term customer relationships. Approximately half of GameTech's employees are field technicians on call 24 hours a day to support customers and respond immediately to servicing calls. The Company believes that its dedication to superior customer service has contributed to the rapid acceptance of GameTech's products and its ability to attract and retain customers for the long term.

    INCREASE PENETRATION WITH EXISTING CUSTOMERS. The Company closely tracks the utilization of its units to maximize revenues. As bingo player acceptance of electronic bingo units increases and utilization rates grow, management installs additional electronic bingo units at its customers' bingo halls. At a majority of the bingo halls where GameTech units have been in operation for more than six months, the number of units has been increased since the initial installation.

    EXPAND CUSTOMER BASE IN EXISTING MARKETS. The Company estimates that approximately 5% of the more than $7 billion domestic bingo spend is currently played on electronic bingo units. In the states in which the Company has units installed in charitable bingo halls and for which data is available, GameTech units are used by less than 10% of the charitable halls located in those states. This low penetration level presents a significant growth opportunity for GameTech increasing its base of customers in its existing markets.

    EXPAND INTO NEW MARKETS DOMESTICALLY. As of October 31, 1999, GameTech had charitable bingo hall customers in 25 of the 38 states, which currently allow charitable organizations to conduct electronic bingo. In addition, GameTech had Indian bingo hall customers in only 13 of the 28 states where bingo is currently played on Indian lands and is actively pursuing Indian bingo hall customers in two additional states. As part of its strategy to facilitate the expansion of the charity electronic bingo market, the Company is pursuing changes to legislation in several states to permit electronic bingo. In addition, the Company intends to expand the number of route operations to serve bingo halls that otherwise would be uneconomical to serve. The route operations move the Company's hand-held units between various charity bingo halls on days that the respective halls hold bingo sessions.

    EXPAND INTERNATIONALLY. GameTech recently announced a new position of Director of International Markets to address opportunities in international markets. The Company currently has a small installed base in three countries outside of North America. GameTech is also pursuing expansion into the province of British Columbia, Canada. At the request of the British Columbia Lottery Corporation, the Company participated in a test of the hand-held bingo units in selected charitable bingo halls in the Province of British Columbia. GameTech is also evaluating opportunities to expand into other provinces in Canada and other countries.

    DEVELOP NEW APPLICATIONS. GameTech maintains an ongoing product development program focused on enhancing its existing products and developing new products and applications for its technology. In July 1998, the Company introduced its Diamond operating system, which provides enhanced graphics to the fixed-base units. At the same time, the Company introduced the Diamond Plus fixed base unit, which incorporates picture-in-picture technology that allows bingo players to watch television while playing bingo.

    DEVELOP STRATEGIC ALLIANCE/ACQUIRE COMPLEMENTARY COMPANIES. The Company selectively reviews opportunities to grow through the establishment of strategic alliances and acquisitions that could extend its presence into new geographic markets, expand its client base, add new products and/or provide operating synergies. The Company also intends to pursue joint operating agreements or joint ventures for additional bingo opportunities.

PRODUCTS

    The Company designs its bingo systems to generate maximum appeal to bingo players. The primary benefits to players of electronic bingo units are the ability to play up to 600 electronic bingo card images during one bingo game, significantly more than can be played on paper; to have the system simultaneously mark the numbers called, thereby reducing player error in missing or mismarking a number; and to have the system alert the player upon attaining a BINGO, thereby reducing the chance a player misses winning a prize. In addition, GameTech's units are designed to enhance the entertainment value of playing bingo. The Company's units allow the player to customize certain aspects of the user interface, and recently developed fixed-base units incorporating picture-in-picture and audio technology. The Company's hand-held units allow the player to play bingo electronically while sitting in the player's preferred seat or moving around the bingo hall. The ease of using GameTech's electronic bingo units makes playing bingo possible for players with physical disabilities that may prevent them from playing on paper, which normally involves marking multiple bingo cards by hand with an ink dauber. The Company believes that these aspects of GameTech's electronic bingo systems make them more appealing to players than paper cards or electronic bingo units offered by its competitors.

    The Company currently markets two types of electronic bingo systems: a fixed-base bingo system and a portable, hand-held electronic bingo system. Many bingo hall operators use both fixed-base and hand-held units to satisfy varying customer preferences.

FIXED-BASE BINGO SYSTEM

    The fixed-base bingo system consists of a local area network (the "LAN") of microcomputers including the master unit, the communications unit, the sales unit and the player's unit. All units in the fixed-base bingo system use microcomputer hardware and can be operated with light pens, touch screens or keyboards. Fixed-base units can be played in automatic mode or in manual mode, which requires the players to enter the numbers called. Players can switch between the two modes and, in either case, up to 600 electronic bingo card images can be marked simultaneously. A complete fixed-base bingo system consists of the following:

    MASTER UNIT. The master unit is a file server that is located on the caller's stand and runs the LAN. All bingo game data is processed and stored through this unit.

    COMMUNICATIONS UNIT. The communications unit is also located on the caller's stand and allows the caller to communicate with each player's unit by use of a state-of-the-art touch-screen. By simply touching the screen, the caller enters ball numbers drawn, game number, game patterns and wild numbers. The communications unit is connected to each player's unit for verification of 1,000,000 unique, non-duplicating electronic bingo card images and enables the winning electronic bingo card images and paper cards to be displayed on monitors within the bingo hall. The communications unit stores all data from the bingo system and contains a modem that allows the Company to access such data remotely. All files are protected against unauthorized access. Accordingly, the Company monitors utilization of its units and bills bingo hall operators without the bingo hall operators' assistance. Data from the system is also available to bingo hall operators to assist them in managing their halls.

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

HAND-HELD BINGO SYSTEMS

    The Company has two hand-held bingo systems. The hand-held systems operate similarly to fixed-base systems except players must manually enter the numbers as they are called and each electronic bingo card image being played is then simultaneously marked. Each unit can mark up to 600 electronic bingo card images per game, and players can play several hand-held units during a bingo session. In one of the Company's hand-held systems, the master, communication and sales units are similar to, and can be shared with, those of fixed-base systems. The hand-held units are completely portable and can be played anywhere within a bingo hall. The hand-held units are capable of recognizing any bingo game format a bingo hall operator wishes to play and alerts the player both audibly and visually when BINGO has been achieved. Hand-held units are battery powered and battery packs are designed to last for 11 hours (most bingo sessions are four hours or less). Hand-held units are recharged between bingo sessions on charging carts.

PRODUCT DEVELOPMENT

    GameTech has implemented an ongoing research and development program to enhance the features and capabilities of its bingo systems and to maintain a competitive advantage in the marketplace, as well as to extend its product line to new games and applications. Product development efforts produced the hand-held system, which was introduced in January 1996, and an improved version in April 1997. In July 1998, the Company introduced its Diamond operating system which provide enhanced graphics to the fixed base units and a point-of-sale system which allows vending of both fixed-base and hand-held electronic bingo units, as well as the sale of paper bingo cards, accessories and refreshments.

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

    - Installation by the Company at no cost to the bingo hall

    - Training sessions for bingo hall staff

    - Promotional sessions to introduce players to the system

    - Advertising package and point of sale materials

    - Ongoing maintenance program

    The Company operates with both a sales force and a network of outside distributors. Sales personnel earn base salaries plus incentive commissions based on the revenues generated by the units they place. The Company's distributors are located throughout the United States and are compensated based on a percentage of the sales generated for the Company from their respective territories. Distributorships are generally granted pursuant to two- to three-year agreements, and distributors are typically selected based upon their financial stability and experience and are generally required to make an exclusive commitment to the Company.

    TARGET MARKETS. There are approximately 275 Indian bingo halls and approximately 60,000 charities licensed to operate bingo games in the United States and Canada. At October 31, 1999, the Company had over 46,000 installed units at approximately 500 locations serving over 1,000 customers, including many charitable bingo halls where the Company has multiple customers. Revenues for the year ended October 31, 1999 were generated approximately 40% from fixed-base units and 60% from hand-held units. At October 31, 1999 the Company had fixed-base and hand-held units installed in bingo halls in 34 states.

    As of October 31, 1999, GameTech operated in charitable bingo halls in 25 of the 38 states where electronic bingo is currently permitted in charitable bingo halls and in Indian bingo halls in 13 of the 28 states where bingo is currently played in Indian bingo halls. The Company is actively pursuing additional business in other states and Canada.

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

    PRICING ARRANGEMENTS. The Company installs its units at no cost to the bingo hall operator. The Company generates revenues by "participating" with bingo hall operators, receiving from 7% to 30% percent of the gross revenues derived from GameTech's electronic bingo systems, or by charging a fixed fee per unit per session. The Company maintains ownership of all software and substantially all hardware.

MATERIALS AND SUPPLIES

    The Company uses a contract manufacturer in Taiwan to supply its Diamond hand-held units. All hardware components for the fixed-base bingo systems are sourced by the Company from numerous suppliers domestically and assembled at its facility in Arizona. The Company has not had any significant quality problems or delays in securing its hand-held units or the supply of fixed-base system components. The Company is currently evaluating Domestic suppliers.

TRADEMARKS AND PATENTS

    The Company currently holds the following registered trademarks, service marks and patents:

    The Company owns all rights to U.S. Patent No. 4,378,940 (the "940 Patent") issued on April 5, 1983 titled: "Electronic Device for Playing Bingo, Lotto and Allied Card Games." The 940 patent expires in December, 2000. On October 27, 1998, the PTO, in a response to a request for reexamination sponsored by Fortunet, Inc. ("Fortunet"), rejected all 12 claims of the 940 patent. BTC contested the Examiner's decision and on March 23, 1999 the Patent Office reversed its initial rejection. In response, Fortunet, on May 23, 1999, filed a new request for reexamination and a petition to invoke the Commissioner's authority to amend the Examiner's decision on reversal due to "extraordinary circumstances." On August 11, 1999, the commissioner's office rejected the petition returning it unfiled. On July 24, 1999, the PTO granted a second request for reexamination which request is currently pending.

    The Company has a pending patent application for an Electronic Bingo Data Crate. The crate provides information and charging interface between a plurality of player devices housed within and a master point of sale computer.

    The Company has a pending patent application for Data Crate interface. This application pertains to the automatic interface between a comprehensive point of sale bingo hall cashier and accounting system.

    The Company has the following trademarks: "TED"--U.S. registration #2,076,334 registered July 1, 1997, expiring July 1, 2008; "Bingo Card Minder"--U.S. registration #2,035,175 registered February 4, 1997, expiring February 4, 2007; "Bingo Technologies Corporation" with bingo ball logo--U.S. registration #75-358,442 registered December 15, 1998, expiring December 15, 2008. The Company has a common law trademark for "The Electronic Dauber" which is also listed on the U.S. Supplemental Register as #2,127,889 registered
July 1, 1997, expiring July 1, 2007. The term of a federal trademark is 10 years, with 10-year renewal terms. However, between the fifth and sixth year after the date of initial registration, the registrant must file an affidavit setting forth certain information to keep the registration alive. If no affidavit is filed, the registration is canceled.

COMPETITION

    The electronic bingo industry is characterized by intense competition based on, among other things, an electronic bingo system's ability to generate incremental sales for bingo hall operators through product appeal to players, ease of use and serviceability, support and training, distribution, name recognition and price. The Company competes primarily with other companies providing electronic bingo units, including Advanced Gaming Technology, Inc., Bingo Concepts, Bingo Magic, Cadillac Bingo, Easy Bingo, FortuNet, Inc. and Stuart Entertainment, Inc. and also competes with companies offering traditional paper bingo cards. Certain of the Company's competitors may have significantly greater financial and technical resources than the Company, as well as more established customer bases and distribution channels, which may allow them to move rapidly into the Company's markets and acquire significant market share. Increased competition may result in price reductions, reduced operating margins, conversion from lease to sale of the Company's units, and loss of market share, any of which could materially and adversely affect the Company's business, operating results or financial condition. Furthermore, the Company's success may benefit existing competitors and induce new competitors to enter the market. The Company has attempted to counter competitive factors by providing superior service and new, innovative and quality products, but there can be no assurance that the Company will continue to be a successful competitor in the electronic bingo industry. In addition, the Company competes with other similar forms of entertainment, including casino gaming and lotteries. The Company believes, however, that the quality of its fixed-base and hand-held bingo systems, combined with superior service and customer support, differentiate it from its competitors.

RESEARCH AND DEVELOPMENT

    In fiscal 1999, the Company spent $1.2 million on Company-sponsored research and development activities, as compared to $638,000 in fiscal 1998 and $547,000 in fiscal 1997.

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

INDIAN GAMING

    Gaming on Indian lands, including the terms and conditions under which gaming equipment can be sold or leased to Indian tribes, is or may be subject to regulation under the laws of the tribes, the laws of the host state and IGRA. Under IGRA, gaming activities are classified as Class I, II or III. Class I gaming includes social games played solely for prizes of minimal value or traditional forms of Indian gaming engaged in as part of, or in connection with, tribal ceremonies or celebrations. Class II gaming includes bingo and other card games authorized or not explicitly prohibited and played within the host state (but not including banking card games such as baccarat or blackjack). Class III gaming includes all forms of gaming that are not Class I or Class II, including slot machines, video lottery terminals and casino style games. Indian tribes may conduct Class II gaming under IGRA without having entered into a written compact with their host state if the host state permits Class II gaming, but must enter into a separate written compact with the state in which they are located in order to conduct Class III gaming activities. The Company is not aware of any state in which a tribal-state compact seeks to regulate bingo. Under IGRA, tribes are required to regulate all gaming under ordinances approved by the Chairman of the National Indian Gaming Conference ("NIGC"). Such ordinances may impose standards and technical requirements on gaming hardware and software, and may impose registration, licensing and background check requirements on gaming equipment suppliers and their officers, directors, and stockholders.

REGULATION OF ELECTRONIC BINGO SYSTEMS

    The Company's electronic bingo products, including its fixed-base and hand-held units, are more heavily regulated than traditional paper bingo. Applicable federal, state, tribal and local regulations vary significantly by jurisdiction.

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

    Electronic bingo in charitable halls is less widely permitted than paper bingo, largely because many states' laws and regulations were written before electronic bingo was introduced. The Company believes that electronic bingo in charitable halls is currently permitted in at least 37 of the 50 states. Because many state laws and regulations are silent and/or ambiguous with respect to electronic bingo, changes in regulatory and enforcement personnel could impact the continued operation of electronic bingo in some of these states. In addition, some states require the inspection, approval or modification of electronic bingo systems before sale or use in those states.

APPLICATION OF FUTURE OR ADDITIONAL REGULATORY REQUIREMENTS

    The Company intends to seek the necessary licenses, approvals and findings of suitability for the Company, its products and its personnel in other jurisdictions where significant bingo activities are anticipated. However, there can be no assurance that such licenses, approvals or findings of suitability will be obtained timely, if at all, and if obtained, will not be subsequently revoked, suspended or conditioned or that the Company will be able to obtain the necessary approvals for its future products as they are developed in a timely manner, or at all. If a license, approval or finding of suitability is required by a regulatory authority and the Company fails to seek or does not receive the necessary license or finding of suitability, the Company may be prohibited from distributing its products for use in the respective jurisdiction or may be required to distribute its products through other licensed entities at a reduced profit to the Company.

EMPLOYEES

    As of October 31, 1999, the Company had approximately 200 full-time equivalent employees. The Company is not subject to collective bargaining agreements with its employees and the Company believes that its relations with its employees are good.

ITEM 2. FACILITIES

    The Company operates from three leased locations: a 12,100-square-foot site in Tempe, Arizona under two leases that expire in September 2001 and May 2002, respectively; a 18,000-square-foot site in Carson City, NV under a lease which expires in October 2000; and a 5,400-square foot regional center in Cleveland, OH under a lease which expires in November, 2004. Monthly rent for these facilities is approximately $3,880, $2,925 and $23,200 and $4,500, respectively. The Company rents a small research and development facility for approximately $833 per month in Denver, Colorado under a lease that expires in May 2002. Additional research and development activities are carried out in San Diego, California and Las Vegas, Nevada at locations where the Company pays no rent, but does pay certain overhead costs. The Company pays no rent to these employees, but pays certain overhead costs related to, and believes the facilities are adequate for, the research and development carried on at such locations. The Company will be consolidating its operations in the second half of the fiscal year 2000 in a new 40,000-square foot headquarters site in Reno, NV under a ten-year lease. Monthly rent for this facility will be $38,000.

ITEM 3. LEGAL PROCEEDINGS

    On February 13, 1998, a securities class action complaint, WEISS V. GAMETECH INTERNATIONAL, INC., No. 98-0268 PHX-ROS, was filed in the United States District Court for the District of Arizona against the Company and certain officers and directors alleging that defendants violated Section 11 of the

Securities Act of 1933 (the "Securities Act") by making false misleading statements and omissions in the Company's Form S-1 Registration Statement in connection with the Company's public offering on November 25, 1997. Two other complaints making nearly identical factual allegations have been consolidated with the WEISS action for all purposes as IN RE GAMETECH, INC. SECURITIES LITIGATION, Master File No. Civ. 98-0268 PHX-ROS. On July 17, 1998, the Court appointed "lead plaintiff" and co-lead counsel.

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

    In January 1995, a patent infringement action and demand for jury trial, FORTUNET INC., V. BINGO CARD MINDER CORP., AND STUART ENTERTAINMENT, INC., CV-S-95-0008 PMP (RJJ) was filed in the United States District Court, District of Nevada against the Company's wholly owned subsidiary, Bingo Card Minder Corporation ("BCMC"), and Stuart Entertainment, Inc. ("Stuart"). The complaint alleged that BCMC and Stuart, as individual entities, infringed upon U.S. Patent No. 4,455,025 (the "025 Patent"). On October 22, 1998, the action was severed and stayed by order of the Court pending completion of reexamination and any appeals therefrom. On May 19, 1999, Fortunet, Inc. ("Fortunet") appealed the Patent and Trademark Office's (the "PTO") decision of rejection of the 025 Patent to the United States Court of Appeals for the Federal Circuit.

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

    In June 1997, a patent infringement and demand for jury trial, FORTUNET INC., V. BINGO TECHNOLOGIES CORPORATION; JOHN A. LARSEN, DBA OPPORTUNITY SOFTWARE AND BINGO CARD MINDER CORP., CV-S-97-00778-HDM (LRL), was commenced in the United States District Court, District of Nevada, against Bingo Technologies Corporation ("BTC"), John A. Larsen, dba Opportunity Software and BCMC. As no relevant court dates have been set, and the complaint lacks a definitive accused device, the Company believes, based upon representation of opposing counsel that the action involves BTC's sale of the "Max-Plus" units, alleging infringement of Fortunet's 462 and 025 Patents. Pursuant to stipulation, the Court has stayed the action pending the outcome of the appeal from the Patent Office rejection of the 025 patent (see above).

    The Company believes that none of its products infringe any valid claim of either 025 or 462 Patents and intends to continue to defend against all actions vigorously. However, there can be no assurance that favorable outcomes will be obtained or that if the action against the TED product is resolved in favor of the Plaintiff, such result would not have a material adverse effect on the Company's business, financial position, or results of operations or cash flow.

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

    On June 14, 1999, GAMETECH INTERNATIONAL, INC. V. BETTINA CORPORATION, CV-N-99-00317-(ECR), a patent infringement action, was filed in the United States District Court, District of Nevada, by the Company against Bettina Corporation alleging that Bettina Corporation's "Bingo Magic" portable hand held device infringed upon the claims of the Company's 940 Patent. The Company has asked the Court for immediate injunctive relief, compensatory and punitive damages for willful infringement as well as costs and attorney's fees. Bettina Corporation, in its answer to the complaint, denies all causes of action and has asked the Court to find the 940 Patent invalid. The action is stayed pending re-examination of the 940 patent.

    On January 7, 2000, K&B Sales, Inc. d/b/a Goodtime Bingo filed a third-party petition and request for injunctive relief against the Company, in cause no. DV99-3012H, pending in the District Court of Dallas County, Texas. At this time the Company has not been formally served with a copy of the Petition. On January 7, 2000, the Court entered a Temporary Restraining Order (the "Order") against GameTech and K&B, preventing both parties from removing or turning off GameTech's cardminding equipment in bingo halls serviced by K&B during the pendency of the Order. The Order expired by its terms on Friday, January 21, 2000.

    The underlying dispute between GameTech and K&B involves the termination of K&B's Texas distributorship on January 6, 2000. K&B has made claims of breach of contract, interference with contract, illegal restraint of trade and conspiracy to commit tortious interference. K&B has also requested punitive damages. The Company denies all of these claims and intends to vigorously contest the lawsuit.

    The Company is involved in various other legal proceedings arising out of its operations in the ordinary course of its business. The Company does not believe that any of their proceedings will have a material adverse effect on its business, financial condition, or result of operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    Not applicable.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

    The Common Stock is listed for trading and quotation on the NASDAQ National Market System under the symbol "GMTC." The high and low prices of the Company's Common Stock from December 1, 1997 (the date of the Company's initial public offering) through October 31, 1999 is set forth below.

                                                                  GAMETECH
                                                            INTERNATIONAL, INC.
                                                                COMMON STOCK
                                                       ------------------------------
                                                          HIGH                LOW
                                                       ----------         -----------
FISCAL YEAR ENDED OCTOBER 31, 1999
  First Quarter....................................        3 3/4              1 15/16
  Second Quarter...................................       4 3/16                2 1/8
  Third Quarter....................................        7 1/2                2 7/8
  Fourth Quarter...................................        5 1/2                3 3/8
FISCAL YEAR ENDED OCTOBER 31, 1998
  First Quarter....................................           13               4 7/16
  Second Quarter...................................        7 7/8                3 1/2
  Third Quarter....................................        4 5/8                3 1/8
  Fourth Quarter...................................       4 3/16                1 3/8

    As of January 20, 2000, there were 130 stockholders of record of the Company's Common Stock. Shares held by all persons in street name are considered to be one stockholder of record.

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

SALES OF UNREGISTERED SECURITIES DURING THE YEAR ENDED OCTOBER 31, 1999

    On various dates between November 1, 1998 and October 31, 1999, Company employees exercised options granted in partial compensation for their services to purchase an aggregate of 291,159 shares of Common Stock in private sales for an aggregate consideration of $235,300 in reliance upon Section 4(2) of the Securities Act of 1933, as amended, as transactions not involving a public offering.

ITEM 6. SELECTED FINANCIAL DATA

    The selected statement of operations data for the years ended October 31, 1997, 1998 and 1999 and the selected balance sheet data set forth below at October 31, 1998 and 1999 have been derived from the Company's financial statements, which have been audited by Ernst & Young LLP, independent auditors, and are included elsewhere herein. The selected statement of operations data for the years ended October 31, 1995 and 1996 and the selected balance sheet data set forth below at October 31, 1995, 1996 and 1997 have been derived from the Company's audited financial statements not included herein. The selected financial data set forth below should be read in conjunction with the Financial

Statements and Notes thereto and with 'Management's Discussion and Analysis of Financial Condition and Results of Operations,' appearing elsewhere in this report.

                                                                YEARS ENDED OCTOBER 31,
                                                  ----------------------------------------------------
                                                    1995       1996       1997       1998       1999
                                                  --------   --------   --------   --------   --------
                                                    (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
STATEMENT OF OPERATIONS DATA:
Revenues........................................   $3,350    $ 5,364    $12,578    $16,177    $41,663
Cost of revenues................................      712      1,615      3,249      5,327     11,590
                                                   ------    -------    -------    -------    -------
Gross profit....................................    2,638      3,749      9,329     10,850     30,073
Operating expenses:
  General and administrative....................      693      1,020      1,993      3,646      8,070
  Sales and marketing...........................      552        613      1,419      2,564     11,519
  Research and development......................      329        477        547        638      1,152
  Non-recurring acquisition related charges.....       --         --         --         --      1,050
                                                   ------    -------    -------    -------    -------
    Total operating expenses....................    1,574      2,110      3,959      6,848     21,791
                                                   ------    -------    -------    -------    -------
Income from operations..........................    1,064      1,639      5,370      4,002      8,282
Interest income (expense) and other.............     (194)      (275)      (450)     1,368        476
Equity in net loss of affiliate.................       --         --       (179)    (2,000)        --
                                                   ------    -------    -------    -------    -------
Income before provision for income taxes........      870      1,364      4,741      3,370      8,758
Provision for income taxes......................      278        559      1,880      1,300      3,900
                                                   ------    -------    -------    -------    -------
Net income......................................   $  592    $   805    $ 2,861    $ 2,070    $ 4,858
                                                   ======    =======    =======    =======    =======
Diluted net income per share (a)................   $ 0.12    $  0.11    $  0.43    $  0.20    $  0.42
Shares used in the calculation of fully diluted
  net income (loss) per share (a) (000s)........    5,781      7,071      6,909     10,577     11,683
Diluted net income (loss) per share (c).........     0.08       0.09       0.29       0.20       0.42

BALANCE SHEET DATA:
Cash, cash equivalents and short term
  investments...................................   $   37    $   166    $ 1,020    $25,587    $11,389
Working capital (deficit).......................      (37)    (1,302)      (422)    27,259     12,963
Total assets....................................    2,783      5,794     13,251     42,477     58,803
Total debt (b)..................................    1,306      3,398      4,942        853      4,559
Total stockholders' equity......................      980      1,785      3,976     40,322     51,424

(a) See Note 1 of Notes to Financial Statements included elsewhere herein for information concerning the computation of diluted net income (loss) per share.

(b) Includes convertible subordinated debt to stockholders (including accrued interest) of $1,291,460, $1,530,845, and $1,526,000, on October 31, 1995,
    1996, and 1997, respectively, which was converted into Common Stock on November 24, 1997.

(c) Gives retroactive effect to the 3,270,000 shares issued in conjunction with the Company's initial public offering which was completed on December 1, 1997.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    The following discussion should be read in conjunction with the Financial Statements and Notes thereto included elsewhere in this Form 10-K.

OVERVIEW

    GameTech has grown rapidly, and attributes its growth to the experience of its management team, and its ability to provide its customers with a combination of quality electronic bingo units and superior customer service and support. The Company product line and distribution network were enhanced as a result of its acquisition of BTC on February 8, 1999.

    GameTech generates revenues by installing electronic bingo systems in bingo halls under revenue sharing agreements or by charging fixed rates per bingo session. The Company recognizes revenue as its bingo units are utilized by players. Revenue growth is affected by player acceptance of electronic bingo as an alternative to paper bingo and the Company's ability to expand operations into new markets. Fixed-base bingo units generate greater revenue per unit than hand-held bingo units, but also require greater initial capital investment.

    The Company installs its electronic bingo systems at no charge to its customers and capitalizes the costs. During fiscal 1997, 1998 and 1999, the Company's capital expenditures were approximately $6.1 million, $5.7 million and $8.1 million, respectively, almost all of which represented investments in bingo equipment. The Company's cost of revenues consists primarily of the expense of providing customer service, including labor, service-related overhead and depreciation of the bingo systems installed at customer locations. The Company records depreciation of bingo equipment over a five-year estimated useful life using the straight line method of depreciation.

RESULTS OF OPERATIONS

    The following table sets forth, for the periods indicated, certain statement of operations data for the Company expressed as a percentage of revenues.

                                                                          YEARS ENDED OCTOBER 31,
                                                      ----------------------------------------------------------------
                                                        1995          1996          1997          1998          1999
                                                      --------      --------      --------      --------      --------
STATEMENT OF OPERATIONS DATA:
Revenues............................................   100.0%        100.0%        100.0%        100.0%        100.0%
Cost of revenues....................................    21.2          30.1          25.8          32.9          27.8
                                                       -----         -----         -----         -----         -----
Gross profit........................................    78.8          69.9          74.2          67.1          72.2
Operating expenses:
  General and administrative........................    20.7          19.0          15.9          22.5          19.4
  Sales and marketing...............................    16.5          11.5          11.3          15.9          27.6
  Research and development..........................     9.8           8.9           4.3           3.9           2.8
  Non-recurring acquisition related charges.........      --            --            --            --           2.5
                                                       -----         -----         -----         -----         -----
    Total operating expenses........................    47.0          39.4          31.5          42.3          52.3
                                                       -----         -----         -----         -----         -----
Income from operations..............................    31.8          30.5          42.7          24.8          19.9
Interest income (expense) and other.................    (5.8)         (5.1)         (3.6)          8.4           1.1
Equity in net loss of affiliate.....................      --            --          (1.4)        (12.4)           --
                                                       -----         -----         -----         -----         -----
Income before provision for income taxes............    26.0          25.4          37.7          20.8          21.0
Provision for income taxes..........................     8.3          10.4          15.0           8.0           9.3
                                                       -----         -----         -----         -----         -----
Net income..........................................    17.7%         15.0%         22.7%         12.8%         11.7%
                                                       =====         =====         =====         =====         =====

YEAR ENDED OCTOBER 31, 1999 COMPARED TO YEAR ENDED OCTOBER 31, 1998

    REVENUES. Revenues increased $25.5 million, or 63.5%, to $41.7 million for the year ended October 31, 1999 from $16.2 million for the year ended
October 31, 1998. This increase is due in part to the acquisition of BTC. Excluding revenue generated from products acquired from BTC, the revenue increase was $5.6 million or 34.6%. The number of units installed at October 31, 1999 was approximately 46,000, 17,500 excluding units resulting from the acquisition of BTC, compared to approximately 13,300 at October 31, 1998.

    COST OF REVENUES. Cost of revenues increased $6.3 million, or 119%, to $11.6 million for the year ended October 31, 1999, from $5.3 million for the year ended October 31, 1998. The increase in cost of revenues was primarily due to the greater average number of units installed. As a percentage of revenues, cost of revenues decreased to 27.8% from 32.9%. Depreciation expense as a percent of revenue decreased 3.6% due primarily to the mix of units acquired in the BTC acquisition, as those units have a lower unit cost.

    GENERAL AND ADMINISTRATIVE. General and administrative expenses increased $4.5 million, or 125%, to $8.1 million for the year ended October 31, 1999, from $3.6 million for the year ended October 31, 1998. Excluding costs resulting from the acquisition of BTC, including amortization of goodwill of $1.2 million, general and administrative costs increased $1.0 million or 27.8%. As a percentage of revenues, general and administrative expenses decreased to 19.4% from 22.5% in the prior period.

    SALES AND MARKETING. Sales and marketing expenses increased $8.9 million, or 342%, to $11.5 million for the year ended October 31, 1999 from $2.6 million for the year ended October 31, 1998. The increase was primarily due to larger distributor commissions of $6.7 million. The increase in distributor commissions is due primarily to the distributor network acquired from BTC.

    RESEARCH AND DEVELOPMENT. Research and development expenses increased $514,000, or 80.6%, to $1.2 million for the year ended October 31, 1999, from $638,000 for the year ended October 31, 1998. As a percentage of revenues, research and development expenses decreased to 2.8% from 3.9% in the prior period.

    NON-RECURRING ACQUISITION RELATED CHARGES. The Company recorded a non-recurring charge in April 1999 in the amount of $1.1 million resulting from the acquisition of BTC and the Company's plan to close and transition its existing Arizona operations to Nevada. Employees from all areas of the Company, including manufacturing, development and administrative areas, were extended severance agreements. The acquisition related charges were comprised of $637,000 related to accruals for severance costs and non-cancelable operating lease commitments on vacated facilities, and $411,000 in write-offs of existing assets which the Company determined had no on-going value as a result of the acquisition.

    INTEREST INCOME (EXPENSE). Net interest income decreased $978,000 to $390,000 of income for the year ended October 31, 1999 from $1.4 million for the year ended October 31, 1998. The decrease in net interest income was due primarily to the use of approximately $10.0 million of cash in the acquisition of BTC and $5.2 million of cash to retire debt from BTC.

    PROVISION FOR INCOME TAXES. Provision for income taxes increased $2.6 million, or 200%, to $3.9 million for the year ended October 31, 1999 from $1.3 million for the year ended October 31, 1998. The Company's effective income tax rate was approximately 44.5% in 1999 and 38.6% in 1998. The rate change is due to the non-deductibility of goodwill that resulted from the acquisition of BTC.

    NET INCOME. As a result of the factors discussed above, net income increased $2.8 million, or 135%, to $4.9 million for the year ended October 31, 1999 from $2.1 million for the year ended October 31, 1998.

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

    PROVISION FOR INCOME TAXES. Provision for income taxes decreased $580,000, or 30.5%, to $1.3 million for the year ended October 31, 1998 from $1.9 million for the year ended October 31, 1997, primarily due to a decrease in pre-tax income. The Company's effective income tax rate remained at approximately 39% in each year.

    NET INCOME. As a result of the factors discussed above, net income decreased $791,000, or 27.3%, to $2.1 million for the year ended October 31, 1998 from $2.9 million for the year ended October 31, 1997.

LIQUIDITY AND CAPITAL RESOURCES

    Operating activities provided $9.3 million of cash in the year ended October 31, 1999 compared to $ 5.3 million in the year ended October 31, 1998. The $9.3 million consists primarily of $4.9 million of net income, $6.1 million of depreciation and amortization offset by changes to operating assets and liabilities. In 1998, the $5.3 million provided by operating activities consisted primarily of net income of $2.1 million, depreciation and amortization of $2.6 million and a $2.0 million loss from the discontinuance of TSBN's operations offset by changes to operating assets and liabilities.

    Investing activities used $19.3 million of cash in the year ended October 31, 1999, compared to $11.5 million of cash in the year ended October 31,1998. The increase was primarily due to the $9.8 million used in the February 1999 acquisition of BTC and an increase in the capital expenditures of $2.4 million offset by a reduction in the net increase made in short-term investments of $2.8 million and no investment in affiliate in 1999 compared to a $1.5 million investment in 1998. In 1998, investing activities used cash of $11.5 million compared to $7.0 million in 1997. The increase was primarily due to a $4.1 million net increase in short-term investments.

    Financing activities used cash of $5.5 million in the year ended October 31, 1999, compared to providing cash of $26.7 million in the year ended October 31, 1998. The $5.5 million used in 1999 is primarily the reduction of debt assumed in the acquisition of BTC. The $26.7 million in 1998 represents the net proceeds of approximately $32.5 million from its December 1997 IPO less the repayment of $3.4 million of debt in December 1997 and $2.8 million of cash used to repurchase 775,400 shares of Common Stock.

    At October 31, 1999, the Company had cash and equivalents and short-term investments totaling $11.4 million. GameTech also has a $10.0 million line of credit (the "Revolving Credit Facility") with Wells Fargo Bank, N.A. ("Wells Fargo"), which has an interest rate based on the prime rate or LIBOR plus 2.0%, at the Company's option, on which there was no outstanding balance at October 31, 1999. The Revolving Credit Facility expires on March 31, 2000. The Company expects to renew the Revolving Credit Facility with similar terms. The Company believes that cash flow from operations and the $11.4 million in cash, cash equivalents and short-term investments at October 31, 1999, together with funds available under the Revolving Credit Facility, will be sufficient to support its operations and provide for budgeted capital expenditures of approximately $10.0 million and liquidity requirements through fiscal 2000. However, the Company's long term liquidity requirements will depend on many factors, including, but not limited to, the rate at which the Company expands its business, whether internally or through acquisitions and strategic alliances. In addition, strategic opportunities the Company may pursue will require it to fund its portion of operating expenses of such ventures, and may further require it to advance additional amounts should any partners in such ventures be unable to meet unanticipated capital calls or similar funding events. To the extent that the funds generated from the sources described above are insufficient to fund the Company's activities in the long term, the Company will be required to raise additional funds through public or private financing. No assurance can be given that additional financing will be available or that, if it is available, it will be on terms acceptable to the Company.

INFLATION AND GENERAL ECONOMIC CONDITION

    Although the Company cannot accurately anticipate the effect of inflation on its operations, the Company does not believe that inflation has had, or is likely in the foreseeable future to have, a material effect on its business results of operations or financial condition.

YEAR 2000 RISKS

    The Company experienced no significant Year 2000 compliance issues and Year 2000 issues did not have a material effect on its business, operations or financial condition.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

    The Company's Revolving Credit Facility with Wells Fargo is a $10 million line of credit with an interest rate based on the prime rate or LIBOR plus 2.0%, at the Company's option. The line of credit expires on March 31, 2000.

    Because the interest rate on the Revolving Credit Facility is variable, the Company's cash flow may be affected by increases in interest rates, in that the Company would be required to pay more interest in the event that both the prime and LIBOR interest rates increase. Management does not, however, believe that any risk inherent in the variable-rate nature of the loan is likely to have a material effect on the Company's interest expense or available cash. The Company currently maintains a zero balance on the Revolving Credit Facility. Even if the Company were to draw down on the line prior to its expiration and an unpredicted increase in both alternated rates occurred, it would not be likely to have a material effect on the Company's interest expense or available cash.

    SENSITIVITY ANALYSIS. Assuming the Company had a $2 million balance outstanding as of October 31, 1999, the rate of interest calculated using the prime rate option would be 8.25%. The Company's monthly interest payment, if the rate stayed constant, would be $13,750. If the prime rate rose to 13%, which assumes an unusually large increase, the Company's monthly payment would be $21,667. A more likely increase of 1 or 2%, given the recent trend of decreasing or relatively low interest rates, would result in a monthly payment of $15,417 or $17,083, respectively. The Company does not believe the risk resulting from such fluctuations is material or that the payment required would have a material effect on cash flow.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

    The financial statements and supplementary data are as set forth in the "INDEX TO FINANCIAL STATEMENTS" on page F-1.

ITEM 9. CHANGES AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    Not applicable.

                                    PART III

    For information required under Items 10, 11, 12 and 13 see the Company's definitive Proxy Statement relating to the Annual Meeting of Stockholders, which sections are to be filed with the Securities and Exchange Commission, are herein incorporated by reference.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K


(a)  The following documents are filed as part of this report:
     (1)  Financial Statements.
     The financial statements of the Company are set forth beginning on page F-1.
     (2)  Financial Statement Schedules.
     All schedules have been omitted because they are not applicable or because the information is included elsewhere in the Financial Statements or the notes thereto.
(b)  Reports on Form 8-K filed during the last quarter of fiscal
     1999.
     None
(c)  Exhibits are set forth in the "Exhibit Index" on page 20.
(d)  Financial Statement Schedules
     See Item 14 (a)(2) above.

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

           SIGNATURE                                 TITLE                              DATE
           ---------                                 -----                              ----
------------------------         Chairman of the Board and Chief Executive
Richard T. Fedor                   Officer                                       -----------------

------------------------         Chief Financial Officer
John J. Paulson                                                                  -----------------

------------------------         Corporate Controller
Mark F. Wimbush                                                                  -----------------

------------------------         Vice-President--Business
Gary R. Held                       Development and Director                      -----------------

------------------------         Director
Douglas M. Hayes                                                                 -----------------

------------------------         Director
Frederick C. Lane                                                                -----------------

------------------------         Director
Clarence H. Thiesen                                                              -----------------

------------------------         Director
Keith A. Novotny                                                                 -----------------

                                 EXHIBIT INDEX

       EXHIBIT
       NUMBER
---------------------
        23.1            Consent of Ernst & Young LLP, independent auditors

        27.1            Financial Data Schedule

                          GAMETECH INTERNATIONAL, INC.

                       CONSOLIDATED FINANCIAL STATEMENTS

                  YEARS ENDED OCTOBER 31, 1997, 1998 AND 1999

                                    CONTENTS


Report of Ernst & Young LLP, Independent Auditors...........    F-2

Financial Statements

Consolidated Balance Sheets.................................    F-3

Consolidated Statements of Operations.......................    F-4

Consolidated Statements of Redeemable Convertible Preferred
  Stock and Stockholders' Equity............................    F-5

Consolidated Statements of Cash Flows.......................    F-6

Notes to Consolidated Financial Statements..................    F-8

               REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

The Board of Directors and Stockholders
GameTech International, Inc.

    We have audited the accompanying consolidated balance sheets of GameTech International, Inc. as of October 31, 1998 and 1999, and the related consolidated statements of operations, redeemable convertible preferred stock and stockholders' equity, and cash flows for each of the three years in the period ended October 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

    We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

    In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of GameTech International, Inc. at October 31, 1998 and 1999 and the consolidated results of its operations and its cash flows for each of the three years in the period ended October 31, 1999, in conformity with accounting principles generally accepted in the United States.

                                          Ernst & Young LLP

Reno, Nevada
December 7, 1999

                          GAMETECH INTERNATIONAL, INC.

                          CONSOLIDATED BALANCE SHEETS

               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

                                                                  OCTOBER 31,
                                                              -------------------
                                                                1998       1999
                                                              --------   --------
ASSETS:
Current assets:
  Cash and equivalents......................................  $21,485    $ 4,554
  Short-term investments....................................    4,102      6,835
  Accounts receivable, less allowance for doubtful accounts
    of $49 in 1998 and $503 in 1999.........................    1,677      3,652
  Deposits..................................................      167        147
  Prepaid expenses and other current assets.................      292        218
  Deferred income taxes.....................................      610      1,557
                                                              -------    -------
  Total current assets......................................   28,333     16,963

  Bingo units, furniture and equipment, net.................   12,496     21,506

  Intangible, assets, including goodwill, less accumulated
    amortization
    of $376 in 1998 and $2,139 in 1999......................    1,648     20,334
                                                              -------    -------
  Total assets..............................................  $42,477    $58,803
                                                              =======    =======
  LIABILITIES AND STOCKHOLDERS' EQUITY:
  Current liabilities:
    Accounts payable........................................  $   325    $   550
    Accrued payroll and related obligations.................      258        992
    Acquisition related accrued liabilities.................       --        552
    Other accrued liabilities...............................       78        554
    Income taxes payable....................................       74        107
    Current portion of long-term debt.......................      338      1,245
                                                              -------    -------
  Total current liabilities.................................    1,073      4,000

  Long-term debt............................................      515      3,314
  Deferred income taxes.....................................      567         65

  Commitments and contingencies

  Stockholders' equity:
    Common stock: $.001 par value; 40,000,000 shares
      authorized;
      10,126,226 shares issued and outstanding in 1998
      and 12,284,323 in 1999................................       10         12
    Capital in excess of par value..........................   37,117     43,418
    Retained earnings.......................................    6,005     10,863
    Less: treasury stock: 755,400 shares in1998 and 774,500
      shares
      in 1999, at cost......................................   (2,810)    (2,869)
                                                              -------    -------
  Total stockholders' equity................................   40,322     51,424
                                                              -------    -------
  Total liabilities and stockholders' equity................  $42,477    $58,803
                                                              =======    =======

                            SEE ACCOMPANYING NOTES.

                          GAMETECH INTERNATIONAL, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS

               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

                                                                   YEAR ENDED OCTOBER 31,
                                                              ---------------------------------
                                                                1997        1998        1999
                                                              ---------   ---------   ---------
Revenues....................................................  $  12,578   $  16,177   $  41,663

Operating expenses:
  Cost of revenues..........................................      3,248       5,327      11,590
  General and administrative................................      1,993       3,646       8,070
  Sales and marketing.......................................      1,419       2,564      11,519
  Research and development..................................        547         638       1,152
  Non-recurring acquisition related charges.................         --          --       1,050
                                                              ---------   ---------   ---------
                                                                  7,207      12,175      33,381
                                                              ---------   ---------   ---------

Income from operations......................................      5,371       4,002       8,282
Interest income (expense), net..............................       (478)      1,368         390
Equity interest in net loss of affiliate....................       (179)     (2,000)         --
Other income, net...........................................         27          --          86
                                                              ---------   ---------   ---------

Income before provision for income taxes....................      4,741       3,370       8,758
Provision for income taxes..................................      1,880       1,300       3,900
                                                              ---------   ---------   ---------
Net income..................................................  $   2,861   $   2,070   $   4,858
                                                              =========   =========   =========
Basic net income per share..................................  $     .64   $     .22   $     .45
                                                              =========   =========   =========
Diluted net income per share................................  $     .43   $     .20   $     .42
                                                              =========   =========   =========

Shares used in the calculation of net income per share:
  Basic.....................................................  4,463,023   9,360,955   10,827,221
                                                              =========   =========   =========
  Diluted...................................................  6,908,643   10,577,030  11,683,196
                                                              =========   =========   =========

                            SEE ACCOMPANYING NOTES.

                          GAMETECH INTERNATIONAL, INC.
     CONSOLIDATED STATEMENTS OF REDEEMABLE CONVERTIBLE PREFERRED STOCK AND
                              STOCKHOLDERS' EQUITY
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

                                                  REDEEMABLE                        STOCKHOLDER'S EQUITY
                                                  CONVERTIBLE       ----------------------------------------------------
                                                PREFERRED STOCK         COMMON STOCK
                                              -------------------   ---------------------   CAPITAL IN EXCESS   RETAINED
                                               SHARES     AMOUNT      SHARES      AMOUNT      OF PAR VALUE      EARNINGS
                                              --------   --------   ----------   --------   -----------------   --------
Balances at October 31, 1996................        --   $    --     5,181,575     $  5          $   559        $ 1,221
Repurchase and cancellation of common
  stock.....................................        --        --    (1,000,000)      (1)            (559)          (147)
Common stock issued in exchange for
  services..................................        --        --         5,500       --                5             --
Issuance of common stock upon exercise of
  stock options.............................        --        --       407,916        1                4             --
Conversion of convertible notes payable into
  common stock..............................        --        --        26,500       --               27             --
Sale of redeemable convertible preferred
  stock for cash, net of issuance costs of
  approximately $165,000....................   400,000     2,835            --       --               --             --
Net income..................................        --        --            --       --               --          2,861
                                              --------   -------    ----------     ----          -------        -------
Balances at October 31, 1997................   400,000     2,835     4,621,491        5               36          3,935
Common stock issued at initial public
  offering, net of $3,420,000 in issuance
  costs.....................................        --        --     3,270,000        3           32,571             --
Conversion of convertible notes payable into
  common stock..............................        --        --     1,539,351        2            1,537             --
Conversion of preferred stock into common
  stock.....................................  (400,000)   (2,835)      400,000       --            2,835             --
Issuance of common stock upon exercise
of stock options............................        --        --       295,384       --              138             --
Repurchase of common stock for treasury.....        --        --            --       --               --             --
Net income..................................        --        --            --       --               --          2,070
                                              --------   -------    ----------     ----          -------        -------
Balances at October 31, 1998................        --        --    10,126,226       10           37,117          6,005
Common stock issued for acquisition of Bingo
  Technologies Corporation..................        --        --     1,866,938        2            6,066             --
Issuance of common stock upon exercise of
  stock options.............................        --        --       291,159       --              235             --
Repurchase of common stock for treasury.....        --        --            --       --               --             --
Net income..................................        --        --            --       --               --          4,858
                                              --------   -------    ----------     ----          -------        -------
Balances at October 31, 1999................        --   $    --    12,284,323     $ 12          $43,418        $10,863
                                              ========   =======    ==========     ====          =======        =======

                                                   STOCKHOLDER'S EQUITY
                                              ------------------------------
                                                TREASURY STOCK
                                              -------------------
                                               SHARES     AMOUNT     TOTAL
                                              --------   --------   --------
Balances at October 31, 1996................        --   $    --    $ 1,785
Repurchase and cancellation of common
  stock.....................................        --        --       (707)
Common stock issued in exchange for
  services..................................        --        --          5
Issuance of common stock upon exercise of
  stock options.............................        --        --          5
Conversion of convertible notes payable into
  common stock..............................        --        --         27
Sale of redeemable convertible preferred
  stock for cash, net of issuance costs of
  approximately $165,000....................        --        --         --
Net income..................................        --        --      2,861
                                              --------   -------    -------
Balances at October 31, 1997................        --        --      3,976
Common stock issued at initial public
  offering, net of $3,420,000 in issuance
  costs.....................................        --        --     32,574
Conversion of convertible notes payable into
  common stock..............................        --        --      1,539
Conversion of preferred stock into common
  stock.....................................        --        --      2,835
Issuance of common stock upon exercise
of stock options............................        --        --        138
Repurchase of common stock for treasury.....   755,400    (2,810)    (2,810)
Net income..................................        --        --      2,070
                                              --------   -------    -------
Balances at October 31, 1998................   755,400    (2,810)    40,322
Common stock issued for acquisition of Bingo
  Technologies Corporation..................        --        --      6,068
Issuance of common stock upon exercise of
  stock options.............................        --        --        235
Repurchase of common stock for treasury.....    19,100       (59)       (59)
Net income..................................        --        --      4,858
                                              --------   -------    -------
Balances at October 31, 1999................   774,500   $(2,869)   $51,424
                                              ========   =======    =======

                            SEE ACCOMPANYING NOTES.

                          GAMETECH INTERNATIONAL, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (IN THOUSANDS)

                                                                  YEAR ENDED OCTOBER 31,
                                                              ------------------------------
                                                               1997        1998       1999
                                                              -------    --------   --------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income..................................................  $ 2,861    $  2,070   $  4,858
Adjustments to reconcile net income to net cash
  provided by operating activities:
    Depreciation and amortization...........................    1,429       2,612      6,347
    Accrued interest payable to officers....................      190          13         --
    Deferred income taxes...................................       17        (215)      (207)
    Equity interest in net loss of affiliate................      179       2,000         --
    Changes in operating assets and liabilities:
      Accounts receivable, net..............................     (605)       (526)      (470)
      Deposits..............................................      169         (58)        24
      Prepaid expenses and other current assets.............      (16)       (243)       120
      Accounts payable......................................      350         (78)    (1,665)
      Accrued payroll and related obligations...............      174         (67)       471
      Acquisition related accrued liabilities...............       --          --        552
      Other accrued liabilities.............................      200        (157)       250
      Income taxes payable..................................       32         (92)      (452)
                                                              -------    --------   --------
Net cash provided by operating activities...................    4,980       5,259      9,828

CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in short-term investments........................       --      (4,102)    (2,733)
Capital expenditures for bingo units, furniture and
  equipment.................................................   (6,058)     (5,683)    (8,341)
Purchase of common stock of Bingo Technologies
  Corporation, net of cash acquired.........................       --          --     (9,790)
Investment in and advances to affiliate.....................     (705)     (1,474)        --
Intangibles.................................................     (230)       (225)      (375)
                                                              -------    --------   --------
Net cash used in investing activities.......................   (6,993)    (11,484)   (21,239)

                          GAMETECH INTERNATIONAL, INC.

                                 (IN THOUSANDS)

                                                                  YEAR ENDED OCTOBER 31,
                                                              ------------------------------
                                                               1997        1998       1999
                                                              -------    --------   --------
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from short-term borrowings from bank...............    3,330          --     10,591
Payments on short-term notes payable and borrowings from
  bank......................................................   (2,050)       (550)   (15,304)
Proceeds from issuance of long-term debt....................      403          --         --
Payments on long-term debt..................................     (759)     (2,866)      (645)
Payments for buy out of distributorship agreement...........       --        (448)      (338)
Payment for repurchase of common stock and
  cancellation of a note payable to an officer..............     (250)         --         --
Proceeds from sale of redeemable convertible preferred
  stock.....................................................    2,835          --         --
Proceeds from sales of common stock.........................       10      32,712        235
Payments for repurchase of common stock for treasury........       --      (2,810)       (59)
Deferred offering costs.....................................     (652)        652         --
                                                              -------    --------   --------
Net cash provided by (used in) financing activities.........    2,867      26,690     (5,520)
                                                              -------    --------   --------
Net increase (decrease) in cash and equivalents.............      854      20,465    (16,931)
Cash and equivalents at beginning of year...................      166       1,020     21,485
                                                              -------    --------   --------
Cash and equivalents at end of year.........................  $ 1,020    $ 21,485   $  4,554
                                                              =======    ========   ========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid for interest....................................  $   275    $     66   $    286
                                                              =======    ========   ========
  Cash paid for income taxes................................  $ 1,831    $  1,607   $  4,523
                                                              =======    ========   ========

SUPPLEMENTAL SCHEDULE OF NON-CASH TRANSACTIONS:
  Conversion of redeemable convertible preferred stock
    to common stock.........................................  $    --    $  2,835   $     --
                                                              =======    ========   ========
  Conversion of convertible notes payable
    to common stock.........................................  $    26    $  1,539   $     --
                                                              =======    ========   ========
In connection with the Bingo Technologies
  Corporation acquisition, the Company assumed
  liabilities as follows:
      Fair value of assets acquired.........................  $    --    $     --   $ 28,331
      Cash paid for the acquisition (including
        acquisition costs)..................................       --          --     (9,964)
                                                              =======    ========   ========
      Liabilities assumed, and common stock and notes
        payable issued
        to seller...........................................  $    --    $     --   $ 18,367
                                                              =======    ========   ========

                            SEE ACCOMPANYING NOTES.

                          GAMETECH INTERNATIONAL, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        OCTOBER 31, 1997, 1998 AND 1999

1. BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

DESCRIPTION OF BUSINESS

    GameTech International, Inc. (the "Company") was incorporated in Delaware on April 18, 1994. The Company designs, develops and markets electronic bingo systems and rents them under operating type leases on long-term or month-to-month arrangements. The consolidated financial statements include the accounts of the Company and Bingo Technologies Corporation acquired in February 1999 (Note 2). All significant intercompany accounts and transactions have been eliminated.

USE OF ESTIMATES

    The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

RECLASSIFICATION

    Certain reclassifications have been made to prior years' amounts in order to conform to the current year's presentation.

CASH AND EQUIVALENTS

    The Company considers all highly liquid investments with an original maturity of three months or less when purchased to be a cash equivalent.

SHORT-TERM INVESTMENTS

    Short-term investments, which consist of interest bearing securities, are carried at fair value and are classified as available for sale. Unrealized gains and losses are not material.

BINGO UNITS, FURNITURE AND EQUIPMENT

    Bingo units, furniture and equipment are stated at cost and depreciated using the straight-line method over the estimated useful lives of the assets. The estimated useful lives are as follows:

Bingo units..........................................           5 years
Office furniture and equipment.......................         5-7 years
Leasehold improvements...............................           5 years

SUPPLIER DEPENDENCE

    Certain of the Company's bingo units are purchased from only one supplier. Any interruption in this supply source could impact the Company's ability to meet customer demand and in turn adversely affect future operating results.

INTANGIBLE ASSETS

    Goodwill, resulting primarily from the acquisition of Bingo Technologies Corporation (Note 2), is being amortized on a straight-line basis over twelve years. Amortization expense in fiscal years 1997,

                          GAMETECH INTERNATIONAL, INC.

1. BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

1998 and 1999 was $58,000, $58,000 and $1,415,000, respectively. Other intangibles, consisting of capitalized software, distribution agreements and copyrights are being amortized over the respective useful lives of the assets ranging from three to five years. Amortization expense in fiscal years 1997, 1998, and 1999 was $43,000, $213,000 and $458,000, respectively.

INVESTMENT IN JOINT VENTURE

    The Company had a 50 percent interest in The Satellite Bingo Network, LLC. ("TSBN") which was accounted for using the equity method. TSBN was formed on April 8, 1997, launched operations in December 1997 and ceased operations in February 1998. The Company funded the operating losses of TSBN and for financial reporting purposes had recorded 100 percent of the operating losses. For the fiscal year ended October 31, 1998, the Company recorded a loss of $2.0 million in connection with the write-off of the Company's investment in and advances to TSBN, which included the operating loss of $955,000.

LONG-LIVED ASSETS

    The Company has adopted the provisions of the Financial Accounting Standards Board Statement of Financial Accounting Standards No. 121, ACCOUNTING FOR THE IMPAIRMENT OF LONG-LIVED ASSETS AND FOR LONG-LIVED ASSETS TO BE DISPOSED OF ("SFAS 121"). SFAS 121 requires impairment losses to be recognized for long-lived assets and identifiable intangibles used in operations when indicators of impairment are present and the estimated undiscounted cash flows are not sufficient to recover the assets' carrying amount. The impairment loss is measured by comparing the fair value of the asset to its carrying amount. The excess of cost over fair value of net assets of businesses acquired is included in impairment evaluations when events or circumstances exist that indicate the carrying amount of the acquired assets may not be recoverable.

REVENUE RECOGNITION, SIGNIFICANT CUSTOMERS AND CONCENTRATIONS OF CREDIT RISK

    Revenues are based on either a percentage of gaming revenues earned per bingo unit at customer locations or a fixed rate per bingo session as defined in individual contracts.

    The Company's customer base currently consists of Native American reservation gaming halls, casinos, and charity bingo operations located throughout the United States. The Company generally does not require collateral. Management believes that adequate allowances for credit losses have been provided.

    No single customer comprised more than ten percent of total revenues during fiscal years 1997, 1998 and 1999.

INCOME TAXES

    The Company accounts for income taxes under the provisions of Statement of Financial Accounting Standard No. 109, ACCOUNTING FOR INCOME TAXES.

                          GAMETECH INTERNATIONAL, INC.

1. BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

ADVERTISING COSTS

    Advertising costs are expensed as incurred. Advertising costs during the fiscal years 1997, 1998 and 1999 were not material.

STOCK BASED COMPENSATION

    The Company grants stock options for a fixed number of shares to certain employees with an exercise price equal to or greater than the fair value of the shares at the date of grant. The Company accounts for stock option grants to employees in accordance with Accounting Principles Board Opinion No. 25, ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES (APB 25), and, accordingly, recognizes no compensation expense for stock option grant to employees.

NET INCOME PER SHARE

    Net income per share is computed in accordance with Statement of Financial Accounting Standards No. 128, EARNINGS PER SHARE which requires companies to present both basic and diluted net income per share. Basic earnings per share is based solely upon the weighted average number of common shares outstanding and excludes any dilutive effects of options, warrants and convertible securities. Dilutive earnings per share is based upon the weighted average number of common and common equivalent shares outstanding during the year. The difference between basic and diluted earnings per share is attributable to stock options, redeemable convertible preferred stock and convertible notes payable to officers.

CONCENTRATIONS OF CREDIT RISK

    Financial instruments which potentially subject the Company to concentration of credit risk consist primarily of trade receivables. In the normal course of business, the Company provides credit terms to its customers. Accordingly, the Company performs ongoing credit evaluations of its customers and maintains allowances for possible losses which, when realized, have been within the range of management's expectations.

    The Company's customer base consists primarily of bingo establishments in the United States. Although the Company is directly affected by the financial and operational well-being of the companies in this industry, management does not believe significant credit risk exists at present.

FAIR VALUES OF FINANCIAL INSTRUMENTS

    The carrying amounts reported in the balance sheets for cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities approximate fair value because of the immediate or short-term maturity of these financial instruments. The fair value of bank credit lines and long-term debt is determined using current applicable interest rates as of the balance sheet dates and approximate the carrying value of such debt because the underlying instruments are variable subject to any increases or decreases in the bank's prime rate or LIBOR.

                          GAMETECH INTERNATIONAL, INC.

2. ACQUISITION OF BINGO TECHNOLOGIES CORPORATION

    On February 8, 1999, the Company purchased all of the outstanding common stock of Bingo Technologies Corporation ("BTC"), pursuant to a Stock Purchase Agreement. The total purchase price for the acquisition of BTC was approximately $20.1 million, comprised of $10.0 million in cash, 1,866,938 shares of the Company's common stock with a fair market value of $6.1 million, and promissory notes totaling $4.0 million payable to BTC's stockholders. The acquisition was accounted for in accordance with the purchase method of accounting and, accordingly, the net assets acquired were included in the Company's consolidated balance sheet based upon their estimated fair values on the date of the Acquisition. The Company's consolidated statement of operations includes the revenues and expenses of the acquired business after the effective date of the transaction.

    A summary of the purchase price allocation as of October 31, 1999 for the acquisition is as follows (in thousands):

Acquired assets:
  Cash acquired.............................................  $   174
  Accounts receivable.......................................    1,505
  Prepaid expenses and other current assets.................       49
  Bingo units, furniture and equipment......................    5,092
  Intangible assets.........................................      212
  Goodwill..................................................   20,057
  Deferred income taxes.....................................    1,242

Assumed liabilities:
  Notes payable to shareholders and outstanding balance on
    Bank Lines of Credit....................................   (4,713)
  Long-term debt............................................     (640)
  Accounts payable and accrued liabilities..................   (2,436)
  Income taxes payable......................................     (477)
                                                              -------
                                                              $20,065
                                                              =======

                          GAMETECH INTERNATIONAL, INC.

2. ACQUISITION OF BINGO TECHNOLOGIES CORPORATION (CONTINUED)

    The following unaudited pro forma information shows the results of the Company's operations as though the acquisition had occurred as of November 1, 1997 (in thousands):

                                                            YEAR ENDED OCTOBER 31,
                                                             1998           1999
                                                           ---------      ---------
                                                                 (UNAUDITED)
Revenues.................................................   $34,102        $47,800
                                                            =======        =======
Net income...............................................   $ 2,133        $ 5,003
                                                            =======        =======
Basic net income per share...............................   $  0.19        $  0.44
                                                            =======        =======
Diluted net income per share.............................   $  0.17        $  0.41
                                                            =======        =======

The pro forma results of operations have been prepared for comparative purposes only and are not necessarily indicative of the actual results of operations that would have been achieved had the acquisition occurred on November 1, 1997, or the results of future operations of the Company. Furthermore, the pro forma results do not give effect to all costs savings or incremental costs that may occur as a result of the integration and consolidation of BTC.

3. BINGO UNITS, FURNITURE AND EQUIPMENT

    Bingo units, furniture and equipment consist of the following (in thousands):

                                                                OCTOBER 31
                                                            -------------------
                                                              1998       1999
                                                            --------   --------
Installed bingo units.....................................  $12,981    $24,628
Bingo units on-hand.......................................    1,568      3,927
Raw materials and bingo units in-progress.................      731        937
Office furniture and equipment............................    1,007      2,546
Leasehold improvements....................................       69         92
                                                            -------    -------
                                                             16,356     32,130
Less accumulated depreciation and amortization............    3,860     10,624
                                                            -------    -------
                                                            $12,496    $21,506
                                                            =======    =======

    "Bingo units on-hand" are transferred to "Installed bingo units" when installed at a customer location, at which time a provision for depreciation is applied towards these units over a five year period.

    Depreciation expense during the fiscal years ended October 31, 1997, 1998 and 1999 amounted to approximately $1.3 million, $2.2 million, and $4.5 million, respectively.

    Office furniture and equipment includes assets under capital leases amounting to $182,000 at October 31, 1999, net of accumulated amortization of $218,000. Prior to the acquisition of BTC (Note 2), there were no assets under capital leases.

                          GAMETECH INTERNATIONAL, INC.

4. CREDIT AGREEMENTS

    On August 19, 1998, the Company entered into a revolving line-of-credit agreement with a bank. The maximum amount available under the terms of the agreement is $10.0 million and borrowings bear interest based on the bank's prime rate or LIBOR plus 2.0 percent, at the Company's option. Interest is payable monthly and the agreement expires on March 31, 2000. The agreement is secured by substantially all of the Company's assets. The agreement contains certain restrictive covenants, which among other things require that specified financial balances and ratios be maintained, restricts the payment of dividends and the incurrence of additional indebtedness. At October 31, 1999, there was no outstanding balance under the line-of-credit.

5. LONG-TERM DEBT

    Long-term debt consisted of the following:

                                                                             OCTOBER 31
                                                                        1998                1999
                                                                   --------------         --------
                                                                   (IN THOUSANDS)
$3.7 million zero interest note payable to a BTC shareholder
  (Note 2) discounted at 5.5 percent per annum. Monthly
  principal and interest payments of $61,000 beginning
  February 1999 are due until the balance is paid in
  full......................................................            $ --               $2,843
$943,000 zero interest note payable to a BTC shareholder
  (Note 2) discounted at 5. 5 percent per annum. Monthly
  principal and interest payments of $16,000 beginning
  February 1999 are due until the balance is paid in
  full......................................................              --                  728
$1.0 million zero interest note related to acquisition of
  electronic video bingo devices distribution routes. Weekly payments of $6,500 are due until the balance is paid in
  full......................................................             853                  515
Obligations under capital leases............................              --                  213
Other.......................................................              --                  260
                                                                        ----               ------
                                                                         853                4,559
Less amounts due within one year............................             338                1,245
                                                                        ----               ------
                                                                        $515               $3,314
                                                                        ====               ======

    Aggregate contractual future principal payments of long-term debt for the years following October 31, 1999 are $1.2 million in fiscal year 2000, $1.1 million in fiscal year 2001, and $935,000 in fiscal year 2002, $940,000 in fiscal year 2003 and $320,000 in fiscal year 2004.

6. COMMITMENTS AND CONTINGENCIES

LEASES

    The Company leases administrative and manufacturing facilities under non-cancelable operating leases. Rent expense during fiscal years ended October 31, 1997, 1998 and 1999 amounted to approximately $118,000, $205,000, and
$580,000, respectively.

                          GAMETECH INTERNATIONAL, INC.

6. COMMITMENTS AND CONTINGENCIES (CONTINUED)

    Future minimum lease payments under these leases as of October 31, 1999 are as follows:


2000..............................................  $474,000
2001..............................................   170,000
2002..............................................    99,000
2003..............................................    22,000
2004..............................................        --
                                                    --------
                                                    $765,000
                                                    ========

LITIGATION

    The Company is involved in various legal proceedings arising out of its operations in the ordinary course of its business, including various complaints that have been filed alleging patent infringement. The Company does not believe that any of these proceedings will have a material adverse effect on its business, financial condition, or result of operations. However, an unfavorable outcome could have a material adverse effect on the Company's financial position and results of operations.

    On February 13, 1998, a securities class action complaint, WEISS V. GAMETECH INTERNATIONAL, INC., No. 98-0268 PHX-ROS, was filed in the United States District Court for the District of Arizona against the Company and certain officers and directors alleging that defendants violated Section 11 of the Securities Act of 1933 (the "Securities Act") by making false misleading statements and omissions in the Company's Form S-1 Registration Statement in connection with the Company's public offering on November 25, 1997. Two other complaints making nearly identical factual allegations have been consolidated with the Weiss action for all purposes as IN RE GAMETECH, INC. SECURITIES LITIGATION, Master File No. Civ. 98-0268 PHX-ROS. On July 17, 1998, the Court appointed "lead plaintiff" and co-lead counsel.

    On September 21, 1998, plaintiffs filed a consolidated complaint, alleging a claim against the Company and the individual defendants under Section 11 of the Securities Act and a claim against the individual defendants under Section 15 of the Securities Act, based upon the conduct alleged in the original complaints. Plaintiffs seek an unspecified amount of damages.

    On November 5, 1998, defendants moved to dismiss the complaint. On June 3, 1999 Defendants' motion to dismiss was granted in part and denied in part by the Court. Defendants believe that there is no merit to plaintiffs' allegations and intend to defend the action vigorously. However, an unfavorable outcome could have a material adverse effect on the Company's financial position and results of operations.

7. STOCKHOLDERS' EQUITY

INITIAL PUBLIC OFFERING

    In November 1997, the Company completed an initial public offering of 3,710,000 shares of its common stock, including 440,000 shares offered by certain stockholders of the Company, at a price of $11.00 per share. Such offering resulted in cash proceeds to the Company, net of underwriting discounts and offering expenses, of approximately $32.6 million.

                          GAMETECH INTERNATIONAL, INC.

7. STOCKHOLDERS' EQUITY (CONTINUED)

STOCK OPTIONS

    The Company has elected to follow APB No. 25, ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES, in accounting for its employee stock options because, as discussed below, the alternative fair value accounting under SFAS No. 123, ACCOUNTING AND DISCLOSURE OF STOCK-BASED COMPENSATION, requires the use of option valuation models that were not developed for use in valuing employee stock options. Under APB 25, because the exercise price of the Company's employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized.

    In August 1997, the Company adopted the 1997 Incentive Stock Plan (1997
Plan). Under the 1997 Plan, either incentive stock options ("ISO's") or nonqualified stock options ("NSO's"). NSO's may be granted to employees, directors and consultants to purchase the Company's stock at an exercise price determined by the board of directors at the date of grant. ISO's may be granted only to employees at an exercise price that equals or exceeds the fair value of such shares on the date such option is granted. The options generally have a term of ten years and vesting periods are determined at the discretion of the board of directors. The Company has reserved 4,000,000 shares of common stock for issuance under the 1997 Plan, which included options granted during the twelve months immediately preceding the adoption of the 1997 Plan. At October 31, 1999, options to purchase 1,068,841 shares of common stock were exercisable at exercise prices ranging from $0.11 to $6.00 per share under the 1997 Plan. In addition, at October 31, 1999, 1,905,400 shares of common stock were available for future grants under the 1997 Plan.

    On July 9, 1998, the Company canceled 66,500 options held by certain employees issued under the 1997 Plan with an exercise price per share of $11.00 and granted 66,500 options with an exercise price per share of $4.00 to the same employees. The new options started a new vesting schedule from the new date of grant.

    Pro forma information regarding net income and earnings per share is required by SFAS No. 123, and has been determined as if the Company had accounted for its employee stock options under the fair value method of that statement. The fair value for these options was estimated at the date of grant using a Black-Scholes pricing model with the following weighted-average assumptions for fiscal 1999: a risk-free interest rate of 6.2 percent, dividend yields of 0 percent, volatility factor of the expected market price of the Company's stock of .813 and a weighted-average life of the options of four years.

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

                          GAMETECH INTERNATIONAL, INC.

7. STOCKHOLDERS' EQUITY (CONTINUED)

    For purpose of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options vesting period. The Company's pro forma information follows:

              YEAR ENDED OCTOBER 31,                    1997        1998        1999
---------------------------------------------------  ----------   --------   ----------
Pro forma net income...............................  $2,779,000   $938,000   $4,593,000
Pro forma net income per basic share...............        0.62       0.10         0.42
Pro forma net income per diluted share.............        0.42       0.09         0.39

    The effects of applying SFAS No. 123 for the years ended October 31, 1997, 1998, and 1999 are not likely to be representative of the effects on reported net income for future years.

    A summary of the Company's stock option activity, and related information during the years ended October 31, 1997, 1998 and 1999 is presented below:

                                                          YEAR ENDED OCTOBER 31,
                                           1997                    1998                    1999
                                   ---------------------   ---------------------   ---------------------
                                               WEIGHTED-               WEIGHTED-               WEIGHTED-
                                   NUMBER OF    AVERAGE    NUMBER OF    AVERAGE    NUMBER OF    AVERAGE
                                    SHARES     EXERCISE     SHARES     EXERCISE     SHARES     EXERCISE
                                   (OPTIONS)     PRICE     (OPTIONS)     PRICE     (OPTIONS)     PRICE
                                   ---------   ---------   ---------   ---------   ---------   ---------
Outstanding at beginning of
  year...........................    678,300     $ .02     1,447,384     $ .84     1,928,000     $2.78
Granted..........................  1,182,000      1.02       863,000      5.22       847,000      3.20
Forfeited........................     (5,000)      .01       (87,000)     9.74      (729,400)     4.39
Exercised........................   (407,916)      .01      (295,384)      .47      (291,159)      .81
                                   ---------               ---------               ---------
Outstanding at end of year.......  1,447,384       .84     1,928,000      2.78     1,754,441      2.64
                                   =========     =====     =========     =====     =========     =====
Exercisable at end of year.......    932,750     $ .99     1,016,667     $1.48     1,068,841     $2.30
                                   =========     =====     =========     =====     =========     =====


Weighted average fair value of
  options granted during the
  year...........................  $       1.00           $       4.78           $       1.98
                                   ====================   ====================   ====================

    The following table summarizes information regarding stock options outstanding and exercisable at October 31, 1999:

                                  OPTIONS OUTSTANDING               OPTIONS EXERCISABLE
                        ----------------------------------------   ---------------------
                                       WEIGHTED-       WEIGHTED-               WEIGHTED-
                                        AVERAGE         AVERAGE                 AVERAGE
       RANGE OF                        REMAINING       EXERCISE                EXERCISE
   EXERCISE PRICES       NUMBER     CONTRACTUAL LIFE     PRICE      NUMBER       PRICE
----------------------  ---------   ----------------   ---------   ---------   ---------
      $.01--$.16           21,250         6.33           $ .11        12,500     $ .10
     $1.00--$1.10         724,091         7.01            1.03       724,091      1.03
     $2.25--$4.00         776,100         9.20            3.21        99,250      3.24
        $6.00             233,000         8.38            6.00       233,000      6.00
                        ---------                                  ---------
                        1,754,441                        $2.64     1,068,841     $2.30
                        =========                        =====     =========     =====

    The range of exercise prices of stock options outstanding and their weighted average remaining contractual life at October 31, 1999, were $.01 to $6.00 per share and 9.01 years, respectively.

                          GAMETECH INTERNATIONAL, INC.

8. NON-RECURRING ACQUISITION RELATED CHARGES

    The Company recorded a non-recurring charge in April 1999 in the amount of $1.1 million resulting from the acquisition of BTC (Note 2) and the Company's plan to close and transition its existing Arizona operations to Nevada. Employees from all areas of the Company, including manufacturing, development and administrative areas, were extended severance agreements. The acquisition related charges were comprised of $637,000 related to accruals for severance costs and non-cancellable operating lease commitments on vacated facilities, and $411,000 in write-offs of existing assets which the Company determined had no on-going value as a result of the acquisition. Of the total accruals, $552,000 remained unpaid as of October 31, 1999.

9. INCOME TAXES

    The income tax provisions consist of the following (in thousands):

                                                          YEAR ENDED OCTOBER 31,
                                                      ------------------------------
                                                       1997       1998       1999
                                                       ------     ------     ------
Current:
  Federal...........................................   $1,530     $1,243     $3,417
  State.............................................      333        272        690

Deferred:
  Federal...........................................       15       (191)      (182)
  State.............................................        2        (24)       (25)
                                                       ------     ------     ------
                                                       $1,880     $1,300     $3,900
                                                       ======     ======     ======

                          GAMETECH INTERNATIONAL, INC.

9. INCOME TAXES (CONTINUED)

    The significant components of the Company's deferred income tax assets and liabilities at October 31, 1998 and 1999 are as follows (in thousands):

                                                             OCTOBER 31, 1999
                                                          ----------------------
                                                          CURRENT    NON-CURRENT
                                                          --------   -----------
Deferred income tax assets:
  Amortization of intangible assets.....................   $   --       $ 828
  Various accruals......................................    1,557          --
                                                           ------       -----
Total deferred income tax assets........................    1,557         828

Deferred income tax liability:
  Depreciation..........................................       --        (893)
                                                           ------       -----
Net deferred income tax asset (liability)...............   $1,557       $ (65)
                                                           ======       =====

                                                             OCTOBER 31, 1998
                                                          ----------------------
                                                          CURRENT    NON-CURRENT
                                                          --------   -----------
Deferred income tax assets:
  Amortization of intangible assets.....................    $ --        $  99
  Various accruals......................................     610           --
                                                            ----        -----
Total deferred income tax assets........................     610           99

Deferred income tax liability:
  Depreciation..........................................      --         (666)
                                                            ----        -----
Net deferred income tax asset (liability)...............    $610        $(567)
                                                            ====        =====

    The differences between the Company's provision for income taxes as presented in the accompanying statements of operations and provision for income taxes computed at the federal statutory rate is comprised of the items shown in the following table as a percentage of pre-tax earnings:

                                                      YEAR ENDED OCTOBER 31,
                                                  ------------------------------
                                                   1997        1998       1999
                                                  -------    --------   --------
Income tax provision at the statutory rate......     34.0%       34.0%      34.0%
State income taxes, net of federal benefit......      4.7         4.2        5.4
Goodwill amortization...........................       --          --        4.8
Other, net......................................      1.0         0.4         .3
                                                  -------    --------   --------
                                                     39.7%       38.6%      44.5%
                                                  =======    ========   ========

                          GAMETECH INTERNATIONAL, INC.

10. NET INCOME PER SHARE

    A reconciliation of the shares used in the basic and fully diluted net income per share calculations are:

                                                 YEAR ENDED OCTOBER 31,
                                         --------------------------------------
                                            1997         1998          1999
                                         ----------   -----------   -----------
Basic..................................   4,463,023     9,360,955    10,827,221
Effect of dilutive securities:
  Stock options........................     921,472     1,083,509       855,975
  Convertible notes payable to
    officers...........................   1,458,395        99,957            --
  Redeemable convertible preferred
    stock..............................      65,753        32,609            --
Diluted................................   6,908,643    10,577,030    11,683,196
                                         ==========   ===========   ===========

    Net income used in the diluted earnings per share calculation was adjusted for the effect of interest expense on the convertible notes payable to officers, net of taxes of $112,000, and $8,000 in 1997 and 1998, respectively.

11. VALUATION AND QUALIFYING ACCOUNTS

                                                                  ADDITIONS
                                                          -------------------------    DEDUCTIONS
                                             BALANCE AT   CHARGED TO     CHARGED      (WRITE-OFFS,   BALANCE AT
                                             BEGINNING    COSTS AND      TO OTHER        NET OF        END OF
                DESCRIPTION                  OF PERIOD     EXPENSES      ACCOUNTS     COLLECTIONS)     PERIOD
-------------------------------------------  ----------   ----------   ------------   ------------   ----------
Year ended October 31, 1997:
  Deducted from asset accounts:
    Allowance for doubtful accounts........     $ 102        $215      $        --        $(153)        $164
Year ended October 31, 1998:
  Deducted from asset accounts:
    Allowance for doubtful accounts........     $ 164        $180      $        --        $(295)        $ 49
Year ended October 31, 1999:
  Deducted from asset accounts:
    Allowance for doubtful accounts........     $  49        $725      $        --        $(271)        $503

12. QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

RESTATEMENT OF UNAUDITED QUARTERLY FINANCIAL RESULTS

    As described in Note 2 to the financial statements, the acquisition of Bingo Technologies Corporation ("BTC") was accounted for as a business combination using the purchase method of accounting. In accordance with Accounting Principles Board Opinion No. 16, "Accounting for Business Combinations," the cost of the BTC acquisition was allocated to the assets acquired and the liabilities assumed based on their estimated fair values using valuation methods believed to be appropriate at the time.

    Subsequent to the issuance of the Company's financial results for the second and third quarters in fiscal year 1999, the charge made to in-process research and development ("IPR&D") was re-evaluated, and it was also determined that certain one-time acquisition-related charges related to the future

                          GAMETECH INTERNATIONAL, INC.

12. QUARTERLY FINANCIAL INFORMATION (UNAUDITED) (CONTINUED)

closure of the Company's Arizona facility were misclassified and recorded in the incorrect quarter of 1999. As a result, the quarterly results for the second and third quarters of fiscal year 1999 have been restated to a) eliminate the amount previously expensed as IPR&D, with a corresponding increase to the amount capitalized as goodwill and b) reduce one-time acquisition-related charges from $4.5 million to $1.1 million. These charges, related primarily to the closure and transition of the Company's Arizona operations to Nevada, are being expensed as incurred.

RESTATEMENT OF UNAUDITED QUARTERLY FINANCIAL RESULTS (CONTINUED)

    Summarized unaudited quarterly financial information for the years 1999 and 1998 are noted below (in thousands, except per share amounts):

                                      2ND QUARTER   2ND QUARTER   3RD QUARTER   3RD QUARTER
                        1ST QUARTER   AS REPORTED    RESTATED     AS REPORTED    RESTATED     4TH QUARTER
                        -----------   -----------   -----------   -----------   -----------   -----------
Fiscal year 1999
  Net revenues........     $4,534       $11,344       $11,344       $12,747       $12,747       $13,038
  Gross margin........      2,878         8,331         8,266         9,399         9,356         9,573
  Income from
    operations........        955         2,342         1,162         3,014         2,774         3,391
  Net income (loss)...        770        (4,434)          562         1,744         1,557         1,969
  Basic net income
    (loss)
    per share.........        .08          (.40)          .06           .15           .14           .17
  Diluted net income
    (loss) per
    share.............        .08          (.37)          .04           .14           .13           .16

THE ABOVE RESTATEMENTS DO NOT AFFECT PREVIOUSLY REPORTED NET CASH FLOWS FOR THE
                               QUARTERLY PERIODS.

                                                1ST QUARTER   2ND QUARTER   3RD QUARTER   4TH QUARTER
                                                -----------   -----------   -----------   -----------
Fiscal year 1998
  Net revenues................................    $3,956         $3,899        $4,093       $4,229
  Gross margin................................     2,807          2,629         2,740        2,660
  Income from operations......................     1,395          1,055           803          749
  Net income (loss)...........................      (244)           899           729          686
  Basic net income (loss)
    per share.................................      (.03)           .09           .07          .09
  Diluted net income
    (loss) per share..........................      (.03)           .08           .07          .08