Form 10-K/A
period 1999-10-31
GAMETECH INTERNATIONAL INC
filed 2000-03-03
CIK 1045014

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


    Electronic bingo systems such as GameTech's allow players to play more bingo per game than they can by hand, which provides bingo hall operators with the potential to increase profits commensurately. Nonprofit organizations sponsor bingo games for fund raising purposes, while Indian tribes, casinos and government-sponsored entities operate bingo games for profit. Bingo is a legal enterprise in 46 states (excluding Arkansas, Hawaii, Tennessee and Utah) and the District of Columbia. As of October 31, 1999, electronic bingo systems were permitted for use by charitable organizations in 38 states, and the Company had units in operation in charitable bingo halls in 25 of those states. Under the Indian Gaming Regulatory Act ("IGRA"), in the 46 states where bingo is legal, electronic bingo may be played on tribal Indian lands as well. As of October 31, 1999, bingo was played on tribal Indian lands in 28 states and the Company had units in operation in Indian bingo halls in 13 of those states.


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


                                                       GAMETECH INTERNATIONAL, INC.

                                                       By:             /s/ JOHN J. PAULSON
                                                            -----------------------------------------
                                                                         John J. Paulson


    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


           SIGNATURE                                   TITLE                             DATE
           ---------                                   -----                             ----
/s/ RICHARD T. FEDOR
------------------------         Chairman of the Board and Chief Executive Officer   March 2, 2000
Richard T. Fedor

/s/ JOHN J. PAULSON
------------------------         Chief Financial Officer                             March 2, 2000
John J. Paulson

/s/ MARK F. WIMBUSH
------------------------         Corporate Controller                                March 2, 2000
Mark F. Wimbush

/s/ GARY R. HELD
------------------------         Vice-President--Business                            March 2, 2000
Gary R. Held                       Development and Director

/s/ DOUGLAS M. HAYES
------------------------         Director                                            March 2, 2000
Douglas M. Hayes

/s/ FREDERICK C. LANE
------------------------         Director                                            March 2, 2000
Frederick C. Lane

/s/ CLARENCE H. THIESEN
------------------------         Director                                            March 2, 2000
Clarence H. Thiesen

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
                                                              =======    =======

                            SEE ACCOMPANYING NOTES.

                          GAMETECH INTERNATIONAL, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS

               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

                                                                 YEAR ENDED OCTOBER 31,
                                                         --------------------------------------
                                                            1997         1998          1999
                                                         ----------   -----------   -----------
Revenues...............................................  $   12,578   $    16,177   $    41,663

Operating expenses:
  Cost of revenues.....................................       3,248         5,327        11,590
  General and administrative...........................       1,993         3,646         8,070
  Sales and marketing..................................       1,419         2,564        11,519
  Research and development.............................         547           638         1,152
  Non-recurring acquisition related charges............          --            --         1,050
                                                         ----------   -----------   -----------
                                                              7,207        12,175        33,381
                                                         ----------   -----------   -----------

Income from operations.................................       5,371         4,002         8,282
Interest income (expense), net.........................        (478)        1,368           390
Equity interest in net loss of affiliate...............        (179)       (2,000)           --
Other income, net......................................          27            --            86
                                                         ----------   -----------   -----------

Income before provision for income taxes...............       4,741         3,370         8,758
Provision for income taxes.............................       1,880         1,300         3,900
                                                         ----------   -----------   -----------
Net income.............................................  $    2,861   $     2,070   $     4,858
                                                         ==========   ===========   ===========
Basic net income per share.............................  $      .64   $       .22   $       .45
                                                         ==========   ===========   ===========
Diluted net income per share...........................  $      .43   $       .20   $       .42
                                                         ==========   ===========   ===========

Shares used in the calculation of net income per share:
  Basic................................................   4,463,023     9,360,955    10,827,221
                                                         ==========   ===========   ===========
  Diluted..............................................   6,908,643    10,577,030    11,683,196
                                                         ==========   ===========   ===========

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