Form 10-Q
period 2000-01-31
GAMETECH INTERNATIONAL INC
filed 2000-03-14
CIK 1045014

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)
[ X ]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
          FOR THE QUARTERLY PERIOD ENDED JANUARY 31, 2000

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

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [|X|] No [ ]


      On March 7, 2000 the registrant had 11,370,373 outstanding shares of its Common Stock, par value $.001 per share.

                          GAMETECH INTERNATIONAL, INC.

                                      INDEX


Part I.  Financial Information:                                                                                      Page No.

      Item 1. Financial Statements (Unaudited)

         Condensed Consolidated Balance Sheets
             January 31, 2000 and October 31, 1999.........................................................................3

         Condensed Consolidated Statements of Income
             Three Months Ended January 31, 2000 and 1999..................................................................4

         Condensed Consolidated Statements of Cash Flows
              Three Months Ended January 31, 2000 and 1999.................................................................5

         Notes to Condensed Consolidated Financial Statements..............................................................6

    Item 2.  Management's Discussion and Analysis of Financial Condition and
              Results of Operations........................................................................................6

    Item 3.  Market Risk Disclosure........................................................................................8

Part II.  Other Information

    Item 1.  Legal Proceedings............................................................................................10

    Item 2.  Changes in Securities and Use of Proceeds....................................................................11

    Item 6.  Exhibits and Reports on Form 8 - K...........................................................................11

Signatures ...............................................................................................................12


PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                          GAMETECH INTERNATIONAL, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)


                                                                                 JANUARY 31,      OCTOBER 31,
                                                                                    2000              1999
                                                                                 ----------------------------
                                                                                 (unaudited)
ASSETS:
Current assets:
   Cash and equivalents                                                               $ 8,600         $ 4,554
   Short-term investments                                                               4,001           6,835
   Accounts receivable net                                                              4,361           3,652
   Other current assets                                                                 2,115           1,922
                                                                                 ----------------------------
Total current assets                                                                   19,077          16,963
Bingo units, furniture and equipment, net                                              21,514          21,506
Intangible and other assets, net                                                       20,979          20,334
                                                                                 ----------------------------
Total assets                                                                          $61,570         $58,803
                                                                                 ============================
LIABILITIES AND STOCKHOLDERS' EQUITY:
Current liabilities:
   Accounts payable                                                                   $   759         $   550
   Other accrued liabilities                                                            1,948           2,098
   Income taxes payable                                                                 1,405             107
   Current portion of long-term debt                                                    1,105           1,245
                                                                                 ----------------------------
Total current liabilities                                                               5,217           4,000

Long-term debt                                                                          3,152           3,314
Deferred income taxes                                                                      65              65

Commitments and contingencies

Stockholders' equity:
   Common stock, $.001 par value: 40,000,000 shares
     authorized; 12,284,323 shares issued and outstanding
     in 2000 and 1999                                                                      12              12
   Capital in excess of par value                                                      43,418          43,418
   Retained earnings                                                                   12,831          10,863
   Less:  treasury stock, 828,400 shares in 2000 and 774,500
     shares in 1999, at cost                                                           (3,125)         (2,869)
                                                                                 ----------------------------
Total stockholders' equity                                                             53,136          51,424
                                                                                 ----------------------------
Total liabilities and stockholders' equity                                            $61,570         $58,803
                                                                                 ============================


                       See notes to financial statements.

                          GAMETECH INTERNATIONAL, INC.
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
              FOR THE THREE MONTHS ENDED JANUARY 31, 2000 AND 1999
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)


                                                                                       2000                 1999
                                                                                  --------------------------------
                                                                                             (unaudited)

Revenues                                                                          $    13,177          $     4,534

Operating expenses:
   Cost of revenue                                                                      3,579                1,656
   General and administrative                                                           2,275                  874
   Sales and marketing                                                                  3,475                  838
   Research and development                                                               404                  211
                                                                                  --------------------------------
                                                                                        9,733                3,579
                                                                                  --------------------------------
Income from operations                                                                  3,444                  955

Interest income and other, net                                                             67                  308
                                                                                  --------------------------------
Income before provision for income taxes                                                3,511                1,263
Provision for income taxes                                                              1,542                  493
                                                                                  --------------------------------
Net income                                                                        $     1,969          $       770
                                                                                  ================================
Basic net income per share                                                        $      0.17          $      0.08
                                                                                  ================================
Diluted net income per share                                                      $      0.16          $      0.08
                                                                                  ================================
Shares used in the calculation of net income per share:
     Basic                                                                         11,434,836            9,371,886
                                                                                  ================================
     Diluted                                                                       12,233,723           10,135,683
                                                                                  ================================


                       See notes to financial statements.

                          GAMETECH INTERNATIONAL, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE THREE MONTHS ENDED JANUARY 31, 2000 AND 1999
                             (DOLLARS IN THOUSANDS)


                                                                                      2000             1999
                                                                                 ----------------------------
                                                                                         (unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                                                            $ 1,969        $    770
Adjustments to reconcile net income to net cash provided by
   operating activities:
    Depreciation and amortization                                                       2,028             827
    Changes in operating assets and liabilities:
     Accounts receivable, net                                                            (709)            (28)
     Other current assets                                                                (193)            (71)
     Accounts payable                                                                     209              75
     Other accrued liabilities                                                           (150)            137
     Income taxes payable                                                               1,298             245
                                                                                 ----------------------------
Net cash provided by operating activities                                               4,452           1,955

CASH FLOWS FROM INVESTING ACTIVITIES:
(Increase) decrease in short-term investments                                           2,834          (8,912)
Capital expenditures for bingo units, furniture and equipment                          (1,392)         (1,268)
Payment on restructuring of distributor agreement                                     $(1,275)              0
Capitalized software development costs                                                    (15)            (45)
Copyright costs                                                                             0            (225)
                                                                                 ----------------------------
Net cash provided by (used in) investing activities                                     1,152        $(10,450)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on long-term debt                                                               (211)              0
Payments for buy out of distributorship agreement                                         (91)            (85)
Payments for repurchase of common stock for treasury                                     (256)            (15)
                                                                                 ----------------------------
Net cash (used in) financing activities                                                  (558)           (100)
                                                                                 ----------------------------
Net increase (decrease) in cash and equivalents                                         4,046          (8,595)

Cash and equivalents at beginning of period                                             4,554          21,485
                                                                                 ----------------------------
Cash and equivalents at end of period                                                 $ 8,600        $ 12,890
                                                                                 ============================


                       See notes to financial statements.

                          GAMETECH INTERNATIONAL, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                JANUARY 31, 2000
                                   (UNAUDITED)

1.    NOTES TO FINANCIAL STATEMENTS

NOTE A. BASIS OF PRESENTATION

      The balance sheet as of October 31, 1999 has been derived from the audited financial statements at that date. The accompanying financial statements as of January 31, 2000 and for the three months ended January 31, 2000 and 1999 have been prepared by the Company without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. In the opinion of management, all adjustments, consisting only of normal recurring adjustments considered necessary for a fair presentation of the Company's financial condition, results of operations and cash flows have been included. The results of operations for the three months ended January 31, 2000 should not be considered indicative of results for the fiscal year ending October 31, 2000. These financial statements should be read in conjunction with the financial statements, and notes thereto, included in the Company's Annual Report on Form 10-K for the year ended October 31, 1999.

NOTE B. NET INCOME PER SHARE OF COMMON STOCK

      Net income per share of common stock is computed in accordance with Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings per Share". The calculations of basic and diluted earnings per share are the same except for the dilutive effect of outstanding stock options. The dilution is 798,887 shares and 763,797 shares for the three months ended January 31, 2000 and 1999, respectively.

NOTE  C. COMMITMENTS AND CONTINGENCIES

LITIGATION -

      Please see Item 1, Legal Proceedings, of Part II, Other Information.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      The following discussion should be read in conjunction with the condensed consolidated financial statements and notes thereto included elsewhere in this Form 10-Q.

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

      The Company installs its electronic bingo systems at no charge to its customers and capitalizes the costs. During the three month periods ended January 31, 2000 and 1999, the Company's capital expenditures were approximately $1.4 million and $1.3, respectively, almost all of which represented investments in bingo equipment. The Company's cost of revenues consists primarily of the expenses of providing customer service, including labor, service related overhead and depreciation of the bingo systems installed in customer locations.

The Company records depreciation of bingo equipment over a five-year estimated useful life using the straight-line method of depreciation.

RECENT DEVELOPMENTS

      There were no recent developments during the quarter ended January 31, 2000.

RESULTS OF OPERATIONS

THREE MONTHS ENDED JANUARY 31, 2000 COMPARED TO THREE MONTHS ENDED JANUARY 31, 1999

      REVENUES. Revenues increased $8.6 million, or 191%, to $13.2 million for the three months ended January 31, 2000 from $4.5 million for the three months ended January 31, 1999. This increase is due in part to GameTech's February 8, 1999 acquisition of Bingo Technologies Corporation (BTC). Excluding the revenues resulting from the acquisition of BTC, the revenue increase was $1.5 million or 33.3%. The number of units installed at January 31, 2000 was approximately 48,700, 19,500 excluding units resulting from the acquisition of BTC, compared to approximately 14,500 at January 31, 1999.

      COST OF REVENUES. Cost of revenues increased $1.9 million, or 112%, to $3.6 million for the three months ended January 31, 2000 from $1.7 million for the three months ended July 31, 1999. The increase in cost of revenues was primarily due to the greater average number of units installed. As a percentage of revenues, cost of revenues decreased to 27.3% from 37.8% in the prior period. Depreciation expense as a percent of revenue decreased 5.7% due primarily to the mix of units acquired in the BTC acquisition, as those units have a lower cost.

      GENERAL AND ADMINISTRATIVE. General and administrative expenses increased $1.4 million, or 156%, to $2.3 million for the three months ended January 31, 2000 from $874,000 for the three months ended January 31, 1999. As a percentage of revenues, general and administrative expenses decreased to 17.4% from 20.0% in the prior period.

      SALES AND MARKETING. Sales and marketing expenses increased $2.6 million, or 310%, to $3.5 million for the three months ended January 31, 2000 from $838,000 for the three months ended January 31, 1999. The increase was primarily due to larger distributor commissions of $2.1 million. This increase in distributor commissions is due primarily to the distributor network acquired from BTC.

      RESEARCH AND DEVELOPMENT. Research and development expenses increased $193,000, or 91.5%, to $404,000 for the three months ended January 31, 2000 from $211,000 for the three months ended January 31, 1999. As a percent of revenue, research and development expenses were 3.1% and 4.7% in the 2000 and 1999 periods, respectively.

      INTEREST INCOME. Interest and other income, net decreased $241,000 to $67,000 for the three months ended January 31, 2000 from $308,000 for the three months ended January 31, 1999. The decrease in interest income was due primarily to the use of approximately $10.0 million of cash in the acquisition of BTC and $5.9 million of cash to retire debt from BTC. Additionally, $59,000 of interest expense was incurred as a result of acquisition related debt of $4.0 million.

      PROVISION FOR INCOME TAXES. The provision for income taxes increased $1.0 million to $1.5 million for the three months ended January 31, 2000 from $493,000 for the three months ended January 31, 1999. The Company's effective income tax rate was approximately 44% in 2000 and approximately 39% in 1999. The rate change is due to the non-deductibility of goodwill from the acquisition of BTC.

      NET INCOME. As a result of the factors discussed above, net income increased $1.2 million to $2.0 million for the three months ended January 31, 2000 from $770,000 for the three months ended January 31, 1999.

LIQUIDITY AND CAPITAL RESOURCES

      Operating activities provided $4.5 million of cash in the quarter ended January 31, 2000 compared to $2.0 million in the quarter ended January 31, 1999. The $4.5 million consists of $2.0 million of net income, $2.0 million of depreciation and amortization and $455,000 in changes to operating assets and liabilities. In 1999, the $2.0 million provided by operating activities consisted primarily of $770,000 of net income, $827,000 of depreciation and amortization and $358,000 in changes to operating assets and liabilities.

      Investing activities provided $152,000 of cash in the quarter ended January 31, 2000, compared to using $10.5 million of cash in the quarter ended January 31, 1999. The $152,000 consists of a $2.8 million decrease in short-term investments offset by capital expenditures of $1.4 million and the restructuring of a distributor agreement of $1.3 million. In 1999, the $10.5 million used in investing activities consisted primarily of an increase in short-term investments of $8.9 million and capital expenditures of $1.3 million.

      Financing activities used cash of $558,000 in the quarter ended January 31, 2000, compared to $100,000 in the quarter ended January 31, 1999. The $558,000 consists primarily of $211,000 in long-term debt repayment and $256,000 to repurchase treasury stock.

      At January 31, 2000, the Company had cash and equivalents and short-term investments totaling $12.6 million. GameTech also has a $10.0 million line of credit (the "Revolving Credit Facility") with Wells Fargo Bank, N.A. ("Wells Fargo"), which has an interest rate based on the prime rate or LIBOR plus 2.0%, at the Company's option, on which there was no outstanding balance at January 31, 2000. The Revolving Credit Facility expires on March 31, 2000. The Company expects to renew the Revolving Credit Facility with similar terms. The Company believes that cash flow from operations and the $12.6 million in cash, cash equivalents and short-term investments at January 31, 2000, together with funds available under the Revolving Credit Facility, will be sufficient to support its operations and provide for budgeted capital expenditures of approximately $10.0 million and liquidity requirements through fiscal 2000. However, the Company's long term liquidity requirements will depend on many factors, including, but not limited to, the rate at which the Company expands its business, whether internally or through acquisitions and strategic alliances. In addition, strategic opportunities the Company may pursue will require it to fund its portion of operating expenses of such ventures, and may further require it to advance additional amounts should any partners in such ventures be unable to meet unanticipated capital calls or similar funding events. To the extent that the funds generated from the sources described above are insufficient to fund the Company's activities in the long term, the Company will be required to raise additional funds through public or private financing. No assurance can be given that additional financing will be available or that, if it is available, it will be on terms acceptable to the Company.

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

      SENSITIVITY ANALYSIS. Assuming the Company had a $2 million balance outstanding as of January 31, 2000, the rate of interest calculated using the prime rate option would be 8.75%. The Company's monthly interest payment, if the rate stayed constant would be $14,693. If the prime rate rose to 13%, which assumes a very large increase, the Company's monthly payment would be $21,667. A more likely increase of 1 or 2% would give the Company a monthly payment of $16,250 or $17,917, respectively. The Company does not believe the risk resulting from such fluctuations is material nor that the payment required would have a material effect on cash flow.

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

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

      Please see GameTech's Form 10K filed January 31, 2000 for a complete description of GameTech's on-going material legal proceedings. Unless stated herein, there have been no material changes to said legal proceedings.

      The Company has been named as a third-party defendant in Cause No. DV-99-3012H, TREND GAMING SYSTEMS, LLC V. HIGHLANDS PTA, ET. AL., pending in the 44th District Court of Dallas County, Texas. The lawsuit involves a claim for breach of contract filed by Trend Gaming Systems, LLC ("Trend") against several bingo conductors, and a claim for tortious interference with contract against K&B Sales, Inc. d/b/a Goodtime Bingo ("K&B") and Daniel Hennessy. K&B added the Company as a third party defendant on January 6, 2000, alleging breach of contract, interference with contract, illegal restraint of trade and conspiracy to commit tortious interference, and has requested actual and exemplary damages. The bingo conductors also added a third party claim against the Company, alleging that the Company conspired with Trend to defraud the conductors.

      The Company has moved to sever the claims against it into a separate lawsuit, on the basis that claims involving the Company are unrelated to Trend's claim against the conductors. The underlying dispute between the Company and K&B involves termination of K&B's distributor relationship with the Company. The Company has denied all claims asserted by K&B and has counterclaimed for damages, alleging multiple breaches by K&B of its distribution agreements. K&B has also requested punitive damages. The Company denies all of these claims and intends to vigorously contest the lawsuit. The case is presently set for trial on May 15, 2000, however, the parties anticipate that the claims involving the Company will be continued, either as a result of the claims being severed or the entire case being reset on a joint motion for continuance.

      On February 8, 1999, the Company acquired BTC by entering into a series of agreements incuding a Stock Purchase Agreement and Escrow Agreement (collectively the "Acquisition Agreements") with BTC and its stockholders. In connection with the acquisition, BTC's stockholders made certain representations and warranties and a portion of the purchase price was put into escrow to provide for indemnification to the Company in the event of any breaches of these representations and warranties.

      On February 4, 2000, the Company delivered notice that it has certain claims for indemnification against BTC's stockholders for breaches of representations and warranties arising from the acquisition. The Company estimates that its claims exceed the escrow fund and it has requested that no escrow funds be released pending a final determination of its claims. The escrow fund consists of 373,387 shares of the Company's common stock and cash totaling $1,952,211. BTC's stockholders delivered their objections to the escrow on February 24, 2000, objecting to all of the Company's indemnification claims. The parties must make a good faith effort to reach agreements upon the rights of the parties with respect to each claim. If the parties cannot reach agreement, the dispute is ultimately subject to arbitration.

      The Company is involved in various other legal proceedings arising out of its operations in the ordinary course of its business. The Company does not believe that any of their proceedings will have a material adverse effect on its business, financial condition, or result of operations.

Item 2. Changes in Securities and Use of Proceeds

      Not Applicable

Item 3. Defaults upon Senior Securities

      Not Applicable

Item 4. Submission of Matters to a Vote of Security Holders

      Not Applicable

Item 5. Other Information

      Not Applicable

Item 6. Exhibits and Reports on Form 8-K

      a)    Exhibits:

            10.1 Manufacturing Agreement between GameTech International, Inc. and Senior Systems Technologies, Inc.

                  On January 10, 2000, the Company entered into a manufacturing agreement with Senior Systems Technologies, Inc. ("SST") in which SST, subject to certain conditions, is to manufacture a minimum of 24,000 of the Company's handheld and TED electronic bingo devices. SST, an ISO-9002 certified company, is a world class contract manufacturer providing services to a variety of high technology clients.

            27.1  Financial Data Schedule

      b)    Reports on Form 8-K:

            There were no reports filed on Form 8-K during the quarter ended January 31, 2000.

SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

   SIGNATURE                         TITLE                          DATE

/s/ John J. Paulson                                                3/13/00
---------------------                                            -----------
John J. Paulson          Chief Financial Officer / Treasurer
                         (Authorized Officer and Principal Financial Officer)