Form 10-Q
period 2000-04-30
GAMETECH INTERNATIONAL INC
filed 2000-06-14
CIK 1045014

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q



(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended April 30, 2000

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

     Indicate by check mark whether the registrant (1)has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2)has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]



     On June 12, 2000 the registrant had outstanding 11,276,023 shares of its Common Stock, par value $.001 per share.

                          GAMETECH INTERNATIONAL, INC.

                                    INDEX


                                                                                           PAGE NO.
                                                                                           --------
Part I.  Financial Information

Item 1.  Financial Statements  (Unaudited)

         Condensed Consolidated Balance Sheets
             April 30, 2000 and October 31, 1999 ............................................ 3

         Condensed Consolidated Statements of Income
             Three Months Ended April 30, 2000 and 1999 ..................................... 4
             Six Months Ended April 30, 2000 and 1999 ....................................... 4

         Condensed Consolidated Statements of Cash Flows
             Six Months Ended April 30, 2000 and 1999 ....................................... 5

         Notes to Condensed Consolidated Financial Statements ............................... 6

Item 2.  Managements Discussion and Analysis of Financial Condition and
             Results of Operations .......................................................... 6

Item 3.  Market Risk Disclosure ............................................................. 8

Part II. Other Information

Item 1.  Legal Proceedings ..................................................................10

Item 2.  Changes in Securities ..............................................................12

Item 4.  Submission of Matters to a Vote of Security Holders ................................12

Item 6.  Exhibits and Reports on Form 8-K ...................................................12

Signatures ..................................................................................13

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                         GAMETECH INTERNATIONAL, INC.
                    CONDENSED CONSOLIDATED BALANCE SHEETS
             (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)


                                                                                   APRIL 30,       OCTOBER 31,
                                                                                     2000              1999
                                                                               ---------------------------------
                                                                                  (unaudited)
ASSETS:
Current assets:
   Cash and equivalents                                                             $    9,053      $      4,554
   Short-term investments                                                                1,502             6,835
   Accounts receivable, net                                                              4,344             3,652
   Deposits                                                                                548               147
   Prepaid expenses                                                                        529               218
   Deferred and prepaid income taxes                                                     1,890             1,557
                                                                               -----------------------------------
      Total current assets                                                              17,866            16,963

Bingo units, furniture and equipment, net                                               22,710            21,506
Intangible and other assets, net                                                        20,106            20,334
                                                                               -----------------------------------
      Total assets                                                                  $   60,682      $     58,803
                                                                               ===================================
LIABILITIES AND STOCKHOLDERS EQUITY:
Current liabilities:
   Accounts payable                                                                 $    1,133      $       550
   Accrued payroll and related obligations                                                 583              992
   Other current liabilities                                                             1,032            1,213
   Current maturities of long-term debt                                                  1,245            1,245
                                                                               -----------------------------------
      Total current liabilities                                                          3,993            4,000

Long-term debt                                                                           2,716            3,314
Deferred income taxes                                                                       65               65

Commitments and contingencies

Stockholders equity:
   Common stock, $.001 par value: 40,000,000 shares
     authorized; 12,295,723 shares issued and outstanding
     in 2000 and 12,284,323 in 1999                                                         12               12
   Capital in excess of par value                                                       43,419           43,418
   Retained earnings                                                                    14,767           10,863
   Less:  Treasury stock, 1,019,700 shares in 2000 and
     774,500 shares in 1999, at cost                                                    (4,290)          (2,869)
                                                                               -----------------------------------
      Total stockholders equity                                                         53,908           51,424
                                                                               -----------------------------------
      Total liabilities and stockholders equity                                     $   60,682      $    58,803
                                                                               ===================================

                       See notes to financial statements.

                         GAMETECH INTERNATIONAL, INC.
                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
              (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)


                                                    THREE MONTHS ENDED                               SIX MONTHS ENDED
                                                         APRIL 30,                                       APRIL 30,
                                          ------------------------------------------      ----------------------------------------
                                                2000                      1999               2000                          1999
                                          ------------------------------------------      ----------------------------------------
                                                        (Unaudited)                                   (Unaudited)
Revenues                                   $    12,583               $     11,345         $   25,760                     $ 15,879


Operating expenses:
      Cost of revenues                           3,734                      3,078              7,314                        4,734
      General and administrative                 1,939                      2,327              4,214                        3,201
      Sales and marketing                        3,110                      3,456              6,586                        4,294
      Research and development                     446                        274                850                          485
                                          ------------------------------------------      ----------------------------------------
                                                 9,229                      9,135             18,964                       12,714
                                          ------------------------------------------      ----------------------------------------


Income from operations                           3,354                      2,210              6,796                        3,165


Acquisition one-time write-offs                      -                     (1,050)                 -                       (1,050)
Interest income, net                                99                          8                166                          316
                                          ------------------------------------------      ----------------------------------------


Income before provision for income taxes         3,453                      1,168              6,962                        2,431

Provision for income taxes                       1,516                        607              3,058                        1,100
                                          ------------------------------------------      ----------------------------------------

Net income                                 $     1,937               $        561          $   3,904                    $   1,331
                                          ==========================================      ========================================

Basic net income per share                 $      0.17               $       0.05          $    0.34                    $    0.13
                                          ==========================================      ========================================

Diluted net income per share               $      0.16               $       0.05          $    0.32                    $    0.12
                                           =========================================      ========================================

Shares used in the calculation of net income per share:

      Basic                                 11,362,787                 11,121,148         11,427,787                   10,246,517
                                           =========================================      ========================================

      Diluted                               12,364,824                 11,985,705         12,328,250                   11,060,694
                                           =========================================      ========================================

                       See notes to financial statements.

                         GAMETECH INTERNATIONAL, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                FOR THE SIX MONTHS ENDED APRIL 30, 2000 AND 1999
                            (DOLLARS IN THOUSANDS)


                                                                                          2000                       1999
                                                                                         ----------------------------------
                                                                                                    (unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                                               $ 3,904                    $ 1,332
Adjustments to reconcile net income to net cash provided by
   operating activities:
       Depreciation and amortization                                                       4,135                      2,596
       Changes in operating assets and liabilities:
           Accounts receivable, net                                                         (692)                        23
           Deposits and prepaid expenses                                                  (1,045)                      (434)
           Accounts payable                                                                  583                        (24)
           Other current liabilities                                                        (590)                      (408)
                                                                                         ----------------------------------
Net cash provided by operating activities                                                  6,295                      3,085

CASH FLOWS FROM INVESTING ACTIVITIES:
Net change in short-term investments                                                       5,333                     (9,091)
Capital expenditures for bingo units, furniture and equipment                             (3,821)                    (3,385)
Payment on restructuring of distributor agreement                                         (1,275)                         -
Purchase of common stock of Bingo Technologies, net of cash acquired                           -                     (9,790)
Capitalized software development costs                                                       (15)                       (90)
                                                                                         ----------------------------------
Net cash provided by (used in) investing activities                                          222                    (22,356)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from short-term borrowings from bank                                                  -                      5,916
Payments on short-term notes payable and borrowings from bank                                  -                     (4,718)
Payments on long-term debt                                                                  (598)                      (310)
Proceeds from exercise of stock options                                                        1                        101
Payments for repurchase of common stock for treasury                                      (1,421)                       (58)
                                                                                         ----------------------------------
Net cash provided by (used in) financing activities                                       (2,018)                       931
                                                                                         ----------------------------------
Net increase in cash and equivalents                                                       4,499                    (18,340)
Cash and equivalents at beginning of period                                                4,554                     21,485
                                                                                         ----------------------------------
Cash and equivalents at end of period                                                    $ 9,053                    $ 3,145
                                                                                         ==================================

                       See notes to financial statements.

                          GAMETECH INTERNATIONAL, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                APRIL 30, 2000
                                 (UNAUDITED)

1. NOTES TO FINANCIAL STATEMENTS

NOTE A.  BASIS OF PRESENTATION

     The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three- and six-month periods ended April 30, 2000 are not necessarily indicative of the results that may be expected for the year ending October 31, 2000. For further information refer to the financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended October 31, 1999.

NOTE B. INCOME PER SHARE OF COMMON STOCK

     Net income per share of common stock is computed in accordance with Statement of Financial Accounting Standards (SFAS) No. 128 Earnings per Share. The calculation of the basic and diluted earnings per share is the same except for the dilutive effect of outstanding stock options. The dilution is 1,002,037 shares and 864,557 for the three months ended April 30, 2000 and 1999, respectively.

NOTE C. COMMITMENTS AND CONTINGENCIES

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

See Item I, Legal Proceedings of Part II, Other Information.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion should be read in conjunction with the financial statements and notes thereto included elsewhere in this Form 10-Q.

RESULTS OF OPERATIONS

THREE MONTHS ENDED APRIL 30, 2000 COMPARED TO THREE MONTHS ENDED APRIL 30, 1999

     REVENUES. Revenues increased $1.3 million, or 10.6%, to $12.6 million for the three months ended April 30, 2000 compared to $11.3 million during the same prior year period. This growth is due primarily to additional installed units, offset by lower revenues from the Company's largest market, Texas. Certain issues related to the Company's distributor relationships in Texas have caused revenues to decline in this market by approximately $750,000 on a same quarter comparison.

     COST OF REVENUES. Cost of revenues, consisting primarily of depreciation on installed units and service costs, was 29.7% of revenues for the current year quarter, compared to 27.1% a year ago. The increase was attributable to higher depreciation expense as a percent of revenue resulting from expansion into short-week markets where the bingo units are played one or two days per week and the loss of units in the Texas market where the units were played six or seven days a week. In addition to depreciation, cost of revenues were impacted by higher service costs, which have a closer correlation to the number of installed units rather than revenues generated. As a percentage of revenues, depreciation increased to 10.2% from 9.5% while service increased to 13.8% from 13.0%.

     GENERAL AND ADMINISTRATIVE. General and administrative expenses of $1.9 million for the three months ended April 30, 2000 were $388,000, or 16.9% lower than the $2.3 million recorded during the commensurate prior year period. The decrease resulted primarily from continued efficiency improvements created from the integration of Bingo Technologies Corporation (BTC) (acquired in February
1999) with GameTech. As a percentage of revenues, general and administrative expenses fell to 15.1% from 20.5% in the prior year period.

     SALES AND MARKETING. Sales and marketing expenses decreased $345,000, or 10.1%, to $3.1 million for the three months ended April 30, 2000 from $3.4 million for the three months ended April 30, 1999. This decline was primarily from a reduction of distributor commissions from discontinuing the use of a distributor in Texas, which had a higher than average commission rate. As a percentage of revenues, distributor commissions were 18.3% compared to 20.3% in the prior year period.

     RESEARCH AND DEVELOPMENT. Research and development expenses were $172,000, or 62.8%, higher during the current year quarter ended April 30, 2000 than the commensurate prior year period. The increase was primarily due to new products the Company intends to introduce. As a percentage of revenues, research and development costs were 3.5% compared to 2.4% in the prior year period.

     INTEREST INCOME. Net interest income increased $91,000 to $99,000 for the three months ended April 30, 2000 from $8,000 for the same prior year period. The increase primarily resulted from interest expense incurred on the outstanding line of credit balance of approximately $5.9 million in the prior year period.

     PROVISION FOR INCOME TAXES. The Company's effective income tax rate was approximately 44% and 52% for the quarters ended April 30, 2000 and 1999 respectively. The rate reduction resulted from the effects of non-deductible goodwill associated with the BTC purchase in the quarter ended April 30, 1999. Excluding the effect of the non-deductibility of the goodwill amortization, the effective income tax rate in both years is approximately 40%.

SIX MONTHS ENDED APRIL 30, 2000 COMPARED TO SIX MONTHS ENDED APRIL 30, 1999

     REVENUES. During the six months ended April 30, 2000 the Company's revenues increased $9.9 million, to $25.8 million, compared to $15.9 million recorded during the same prior year period. This growth was due in part to the Company's acquisition BTC during February 1999, as well as an additional number of installed bingo units in the Company's core markets. During the current six month period, the revenue growth was offset by certain issues related to the Company's distributor relationships in Texas which caused revenues to decline in the Company's largest market by approximately $1.0 million on a same period comparison.

     COST OF REVENUES. Cost of revenues were 28.4% and 29.8% of revenues for the six-month periods ended April 30, 2000 and 1999, respectively. The improved margin resulted primarily from lower depreciation on installed bingo units as a percent of revenue, due to a lower average base cost of installed products, offset by lower utilization of units in play during the current year period. As a result of the acquisition of BTC, and the Company's additional product mix, GameTech now has a variety of products with corresponding depreciable base costs. As the mix of product use changes, the depreciation expense associated to the units fluctuates accordingly.

     GENERAL AND ADMINISTRATIVE. General and administrative expenses increased $1.0 million, or 31.3%, to $4.2 million for the six months ended April 30, 2000, compared to $3.2 million a year ago. Due to the acquisition of BTC in February 1999 the current year period included a full six months of expense, while BTC expenses were incurred during fiscal 1999 for less than three months. General and administrative expenses decreased to 16.4% of revenues during the current year period compared to 20.2% during the same prior year period.

     SALES AND MARKETING. The Company recorded sales and marketing expense of $6.6 million during the period ended April 30, 2000, an increase of 53.5% over the same prior year period. As a percentage of revenues, the expenses were 25.6% and 27.0% during the fiscal 2000 and 1999 periods, respectively. The higher expense resulted from additional distributor commissions attributable to the distributor network acquired from BTC, offset by discontinuing the use of a distributor in Texas, which had a higher than average commission rate.

     RESEARCH AND DEVELOPMENT. Research and development expenses increased 75.3%, to $850,000 for the six months ended April 30, 2000 over the comparable prior year period. The higher expenses were primarily due to new product development costs and the BTC acquisition mid-period of the prior year. As a percent of revenue research and development expenses were 3.3% and 3.1% for 2000 and 1999, respectively.

     INTEREST INCOME. The decrease in net interest income of $150,000 during the six months ended April 30, 2000, as compared to the same prior year period resulted from the use of $9.8 million of cash for the acquisition of BTC in February, 1999, as well as the utilization of of $5.9 million of the line of credit to retire debt assumed from BTC which was subsequently paid back.

     PROVISION FOR INCOME TAXES. The Company's effective income tax rate was approximately 44% in 2000 and 45% in 1999.

LIQUIDITY AND CAPITAL RESOURCES

     Operating activities provided $6.3 million of cash for the six months ended April 30, 2000 compared to $3.1 million for the six months ended April 30, 1999. The $6.3 million consists of $3.9 million of net income, $4.1 million of depreciation and amortization offset by changes to operating assets and liabilities. In 1999, the $3.1 million provided by operating activities consisted primarily of net income of $1.3 million with depreciation and amortization of $2.6 million, offset by changes to operating assets and liabilities.

     Investing activities provided $222,000 of cash for the six months ended April 30, 2000, compared to using $22.4 million of cash for the six months ended April 30, 1999. The $222,000 consists of a $5.3 million reduction in short-term investments offset by capital expenditures of $3.8 million and the payment associated with restructuring of a distributor agreement of $1.3 million. In 1999, the $22.4 million used in investing activities consisted primarily of an increase in short-term investments of $9.1 million, capital expenditures of $3.4 million and the purchase of BTC common stock of $9.8 million.

     Financing activities used cash of $2.0 million for the six months ended April 30, 2000, compared to providing $931,000 of cash for the six months ended April 30, 1999. The $2.0 million consists primarily of $429,000 in long-term debt repayment and $1.4 million to repurchase treasury stock. In 1999, the $931,000 provided consisted primarily of $5.9 million in short-term bank borrowings offset by $4.7 million in payments on short-term notes payable and borrowings from the bank and other long-term debt.

     At April 30, 2000, the Company had cash and equivalents and short-term investments totaling $10.6 million. GameTech also has a $10.0 million line of credit (the Revolving Credit Facility) with Wells Fargo Bank, N.A. (Wells Fargo), which is tied to an interest rate based on the prime rate or LIBOR plus 2.0%, at the Company's option, on which there was no outstanding balance at April 30, 2000. The Revolving Credit Facility expires on March 31, 2001. The Company believes that cash flow from operations and the $10.6 million in cash, cash equivalents and short-term investments at April 30, 2000, together with funds available under the Revolving Credit Facility, will be sufficient to support its operations, budgeted capital expenditures of approximately $10.0 million, provide for costs associated with the relocation and consolidation of facilities to Reno, Nevada during the third and fourth fiscal quarters of 2000 and liquidity requirements through fiscal 2000. However, the Company's long-term liquidity requirements will depend on many factors, including the rate at which the Company expands its business, whether internally or through acquisitions and strategic alliances. In addition, strategic opportunities the Company may pursue will require it to fund its portion of operating expenses of such ventures, and may further require it to advance additional amounts should any partners in such ventures be unable to meet unanticipated capital calls or similar funding events. To the extent that the funds generated from the sources described above are insufficient to fund the Company's activities in the long term, the Company will be required to raise additional funds through public or private financing. No assurance can be given that additional financing will be available or that, if it is available, it will be on terms acceptable to the Company.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company's Revolving Credit Facility with Wells Fargo is a $10.0 million line of credit with an interest rate based on the prime rate or LIBOR plus 2.0%, at the Company's option. The line of credit will expire on March 31, 2001.

     Because the interest rate on the Revolving Credit Facility is variable, the Company's cash flow may be affected by increases in interest rates, since the Company would be required to pay more interest in the event that both the prime and LIBOR interest rates increase. Management does not, however, believe that any risk inherent in the variable-rate nature of the loan is likely to have a material effect on the Company's interest or available cash. The Company currently has no borrowings under the Revolving Credit. Even if the Company were to draw down on the line prior to its expiration and an increase in both alternate rates occurred, it would not be likely to have a material effect on the Company's interest expense or available cash.

     SENSITIVITY ANALYSIS. Assuming the Company had a $2 million balance outstanding as of April 30, 2000, the rate of interest calculated using the prime rate option would be 9%. The Company's monthly interest payment, if the rate stayed constant would be $15,000. If the prime rate rose to 13%, the Company's monthly payment would be $21,667. An increase of 1 or 2% would give the Company a monthly payment of $16,667 or $18,333, respectively. The Company does not believe the risk resulting from such fluctuations is material nor that the payment required would have a material effect on cash flow.

CAUTIONARY STATEMENT FOR PURPOSES OF THE SAFE HARBOR PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

     This document includes various "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which represent the Company's expectations or beliefs concerning future events. Statements containing expressions such as "believes", "anticipates" or "expects" used in the Company's press releases and periodic reports on Forms 10-K and 10-Q filed with the Commission are intended to identify forward-looking statements. All forward-looking statements involve risks and uncertainties. Although the Company believes its expectations are based upon reasonable assumptions within the bounds of its knowledge of its business and operations, there can be no assurances that actual results will not materially differ from expected results. The Company cautions that these and similar statements included in this report are further qualified by important factors that could cause actual results to differ materially from those in the forward-looking statements. Such factors could include, without limitation, the following: increased competition in existing markets; a decline in the public participation in bingo; the limitation, conditioning or suspension of any of the Company's bingo permits or licenses; increases in or new taxes imposed on bingo revenues or bingo devices; a finding of unsuitability by regulatory officers with respect to the Company's officers, directors or key employees; loss or retirement of key executives; adverse economic or regulatory conditions in the Company's key markets; and, adverse results of significant litigation matters. Readers are cautioned not to place undue reliance on forward-looking statements, which speak only as of the date thereof. The Company undertakes no obligation to publicly release any revisions to such forward-looking statements to reflect events or circumstances after the date thereof.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     On February 13, 1998, a purported securities class action complaint, WEISS
v. GAMETECH INTERNATIONAL, INC., No. 98-0268 PHX-ROS, was filed in the United States District Court for the District of Arizona against the Company and certain officers and directors alleging that defendants violated Section 11 of the Securities Act of 1933 (the "Securities Act") by making false misleading statements and omissions in the Company's Form S-1 Registration Statement in connection with the Company's public offering on November 25, 1997. Two other complaints making nearly identical factual allegations have been consolidated with the Weiss action for all purposes as IN RE GAMETECH, INC. SECURITIES LITIGATION, Master File No. Civ. 98-0268 PHX-ROS. On July 17, 1998, the Court appointed lead plaintiff and co-lead counsel.

     On September 21, 1998, plaintiffs filed a consolidated complaint, alleging a claim against the Company and the individual defendants under Section 11 of the Securities Act and a claim against the individual defendants under Section 15 of the Securities Act, based upon the conduct alleged in the original complaints. Plaintiffs seek an unspecified amount of damages.

     On November 5, 1998, defendants moved to dismiss the complaint. On June 3, 1999 Defendants motion to dismiss was granted in part and denied in part by the Court. A stipulation of settlement has been filed with the Court pursuant to which the Company and plaintiffs have agreed to settlement on an immaterial basis to the Company. The Court has set a preliminary approval hearing for June 15, 2000. The settlement is subject thereafter to obtaining final approval from the Court.

     In January 1995, a purported patent infringement action and demand for jury trial, FORTUNET INC., v. BINGO CARD MINDER CORP., AND STUART ENTERTAINMENT, INC., CV-S-95-0008 PMP (RJJ) was filed in the United States District Court, District of Nevada against the Company's wholly owned subsidiary, Bingo Card Minder Corporation ("BCMC"), and Stuart Entertainment, Inc. ("Stuart"). The complaint alleged that BCMC and Stuart, as individual entities, infringed upon U.S. Patent No. 4,455,025 (the "025 Patent"). On October 22, 1998, the action was severed and stayed by order of the Court pending completion of reexamination and any appeals therefrom. On May 19, 1999, Fortunet, Inc. ("Fortunet") appealed the Patent and Trademark Offices (the "PTO") decision of rejection of the 025 Patent to the United States Court of Appeals for the Federal Circuit.

     The action against BCMC involves the BCM-2 device only, of which less than 2,000 are currently in operation throughout the United States. The Court has SUA SPONTE ruled that the BCM-2 does not infringe Fortunet's 4,642,462 patent (the "462 Patent"). Fortunet has not plead any specific damages but has plead punitive damages for willful infringement.

     On April 5, 2000, the Court of Appeals confirmed the PTO's rejection of a majority of the 025 Patent's claims. The Company will vigorously contest any remaining claims that Fortunet may assert.

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

     In June 1997, a purported patent infringement and demand for jury trial, FORTUNET INC., v. BINGO TECHNOLOGIES CORPORATION; JOHN A. LARSEN, DBA OPPORTUNITY SOFTWARE AND BINGO CARD MINDER CORP., CV-S-97-00778-HDM (LRL), was commenced in the United States District Court, District of Nevada, against Bingo Technologies Corporation ("BTC"), John A. Larsen, dba
Opportunity Software and BCMC. As no relevant court dates have been set and the complaint lacks a definitive accused device, the Company believes that the action involves BTC's sale of the "Max-Plus" units, alleging infringement of Fortunet's 462 and 025 Patents. Pursuant to stipulation, the Court has stayed the action pending the outcome of the appeal from the Patent Office rejection of the 025 patent (see above). On April 5, 2000, the Court of Appeals confirmed the PTO's rejection of a majority of the '025 Patents claims. The Company will vigorously contest any remaining claims that Fortunet may or may not assert.

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

     In May 1998, FORTUNET INC., v. BINGO TECHNOLOGIES CORPORATION; JOHN A. LARSEN, DBA OPPORTUNITY SOFTWARE AND BINGO CARD MINDER CORP., CV-S-98-00777-PMP
(LRL) an action for declaratory relief for non-infringement and counterclaim, was filed in the United States District Court, District of Nevada, by BTC against Fortunet alleging that Fortunet's "Bingo Starr" portable hand-held bingo device infringed upon the claims of BTC's 4,378,940 patent (the "940 Patent" owned by the Company). On October 27, 1998, the PTO, in a response to a request for reexamination sponsored by Fortunet, rejected all 12 claims of the 940 patent. BTC contested the Examiner's decision and on March 23, 1999 the Patent Office reversed its initial rejection. In response, Fortunet, on May 23, 1999, filed a new request for reexamination and a petition to invoke the Commissioner's authority to amend the Examiner's decision on reversal due to "extraordinary circumstances". On August 11, 1999, the commissioner's office rejected the petition returning it unfiled. On July 24, 1999, the PTO granted a second request for reexamination. In April 2000 the second request for reexamination was concluded and all 12 claims of the 940 patent have been confirmed. The Company intends to pursue the case vigorously.

     On June 14, 1999, GAMETECH INTERNATIONAL, INC. v. BETTINA CORPORATION, CV-N-99-00317-(ECR), a patent infringement action, was filed in the United States District Court, District of Nevada, by the Company against Bettina Corporation alleging that Bettina Corporation's "Bingo Magic" portable hand held device infringed upon the claims of the Company's '940 Patent. The Company has asked the Court for immediate injunctive relief, compensatory and punitive damages for willful infringement as well as costs and attorney's fees. Bettina Corporation, in its answer to the complaint, denies all causes of action and has asked the Court to find the '940 Patent invalid. The Company intends to pursue the case vigorously.

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

     The underlying dispute between the Company and K&B involves termination of K&B's distributor relationship with the Company. The Company has denied all claims asserted by K&B and has counterclaimed for damages, alleging multiple breaches by K&B of its distribution agreements. K&B has also requested punitive damages. The Company denies all of these claims and intends to vigorously contest the lawsuit. The case is presently set for trial on October 2, 2000.

     The Company is a defendant in Case No. GN-001359, TEXAS BINGO SUPPLY v. GAMETECH INTERNATIONAL, INC. AND TREND GAMING SYSTEMS, LLC., pending in the 126th District Court of Travis County, Texas. The Plaintiff is a former distributor of GameTech equipment in Texas. On May 8, 2000, based on multiple breaches of the Distribution Agreement by Texas Bingo Supply, GameTech terminated the agreement. The Plaintiff claims tortious interference with contract, conspiracy to commit tortious interference, and illegal restraint of trade. The Company has denied the Plaintiff's claims and has counterclaimed against the Plaintiff for breach of the Distribution Agreement.

     On February 8, 1999, the Company acquired BTC by entering into a series of agreements including a Stock Purchase Agreement and Escrow Agreement (collectively the "Acquisition Agreements") with BTC and its stockholders. In connection with the acquisition, BTC's stockholders made certain representations and warranties and a portion of the purchase price was put into escrow to provide for indemnification to the Company in the event of any breaches of these representations and warranties and a portion of the purchase price was put into escrow to provide for indemnification to the Company in the event of any breaches of these representations and warranties.

     On February 4, 2000, the Company delivered notice that it has certain claims for indemnification against BTC's stockholders for breaches of representations and warranties arising from the acquisition. The Company estimates that its claims exceed the escrow fund and it has requested that no escrow funds be released pending a final determination of its claims. The escrow fund consists of 373,387 shares of the Company's common stock and cash totaling $1,952,21. BTC's stockholders delivered their objections to the escrow agent on February 24, 2000, objecting to all of the Company's indemnification claims. The parties must make a good faith effort to reach agreements upon the rights of the parties with respect to each claim. If the parties cannot reach agreement, the dispute is ultimately subject to arbitration.

     The Company is involved in various other legal proceedings arising out of its operations in the ordinary course of its business. The Company does not believe that any of their proceedings will have a material adverse effect on its business, financial condition, or result of operations.

ITEM 2. CHANGES IN SECURITIES

        SALES OF UNREGISTERED SECURITIES DURING THE THREE MONTHS ENDED APRIL 30, 2000

     On various dates during the three months ended April 30, 2000, Company employees exercised stock options granted in partial compensation for their services to purchase an aggregate of 11,400 shares of Common Stock in private sales for an aggregate consideration of $1,782 in reliance upon Section 4(2) of the Securities Act as a transaction not involving a public offering.


ITEM 3. DEFAULTS UPON SENIOR SECURITIES

        Not Applicable

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company's annual meeting of shareholders was held on April 4, 2000. The shareholders elected for the ensuing three years all of management's nominees for the Board of Directors.

The voting results are as follows:

Election of Directors

                                                       VOTES CAST
                                               -----------------------------
                                                 FOR                WITHHELD
                                               ---------            --------
DIRECTORS

Elected by holders Of Common Stock:

Clarence H. Thiesen                            9,288,909             25,000
Douglas M. Hayes                               9,307,709              6,700

ITEM 5. OTHER INFORMATION

        Not Applicable

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

        a)        Exhibits:

                  27-1 Financial Data Schedule

        b)        Reports on Form 8-K

                  There were no reports filed on Form 8-K during the quarter ended April 30, 2000.

SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date: June 14, 2000                       Game Tech International, Inc.

                                          /s/ Richard T. Fedor
                                          -----------------------------
                                          Chief Executive Officer
                                          Richard T. Fedor


Date: June 14, 2000                       Game Tech International, Inc.

                                          /s/ John J. Paulson
                                          -----------------------------
                                          Chief Financial Officer / Treasurer
                                          John J. Paulson