Form 10-Q
period 2000-07-31
GAMETECH INTERNATIONAL INC
filed 2000-09-14
CIK 1045014

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q



(Mark One)
[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934

        FOR THE QUARTERLY PERIOD ENDED JULY 31, 2000

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

        FOR THE TRANSITION PERIOD FROM ___________ TO ______________

                        COMMISSION FILE NUMBER 000-23401

                          GAMETECH INTERNATIONAL, INC.
             (Exact name of registrant as specified in its charter)

          DELAWARE                                  33-0612983
(State or other jurisdiction of           (I.R.S. Employer Identification No.)
incorporation or organization)

        900 SANDHILL DR., RENO, NEVADA                    89511
    (Address of principal executive offices)            (Zip code)

Registrant's telephone number, including area code: (775) 850-6000

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [|X|] No [ ]



         On September 13, 2000, the registrant had outstanding 10,702,823 shares of its Common Stock, par value $.001 per share.

                          GAMETECH INTERNATIONAL, INC.

                                      INDEX

                                                                                           PAGE NO.
                                                                                           --------
Part I.  Financial Information

         Item 1.     Financial Statements  (Unaudited)

             Condensed Consolidated Balance Sheets
               July 31, 2000 and October 31, 1999 ........................................... 3

             Condensed Consolidated Statements of Operations
               Three Months Ended July 31, 2000 and 1999 .................................... 4
               Nine Months Ended July 31, 2000 and 1999 ..................................... 4

             Condensed Consolidated Statements of Cash Flows
               Nine Months Ended July 31, 2000 and 1999 ..................................... 5

             Notes to Condensed Consolidated Financial Statements ........................... 6

         Item 2.   Management's Discussion and Analysis of Financial Condition and
                   Results of Operations .................................................... 6

         Item 3.   Quantitative and Qualitative Disclosures about Market Risk................ 9

Part II.   Other Information

         Item 1.  Legal Proceedings .........................................................11

         Item 2. Changes in Securities ......................................................13

         Item 3.  Defaults upon Senior Securities............................................13

         Item 4.  Submission of Matters to a Vote of Security Holders........................13

         Item 5.  Other Information..........................................................13

         Item 6. Exhibits and Reports on Form 8 - K .........................................13

Signatures ..................................................................................14

PART I FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                          GAMETECH INTERNATIONAL, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)



                                                                         JULY 31,          OCTOBER 31,
                                                                           2000               1999
                                                                   ---------------------------------------
                                                                       (Unaudited)
ASSETS:
Current assets:
     Cash and equivalents                                                        $ 5,298          $ 4,554
     Short-term investments                                                        5,582            6,835
     Accounts receivable, net                                                      4,660            3,652
     Deposits                                                                        307              147
     Prepaid expenses                                                                531              218
     Deferred and prepaid income taxes                                             1,557            1,557
                                                                   ---------------------------------------

          Total current assets                                                    17,935           16,963

Bingo units, furniture and equipment, net                                         22,965           21,506
Intangible and other assets, net                                                  20,091           20,334
                                                                   ---------------------------------------

Total assets                                                                    $ 60,991         $ 58,803
                                                                   =======================================


LIABILITIES AND STOCKHOLDERS' EQUITY:
Current liabilities:
     Accounts payable                                                           $    897         $    550
     Other current liabilities                                                     1,924            2,205
     Current portion of long-term debt                                             1,245            1,245
                                                                   ---------------------------------------

          Total current liabilities                                                4,066            4,000


Long-term debt                                                                     2,933            3,314
Deferred income taxes                                                                 65               65

Commitments and contingencies

Stockholders' equity:
     Common stock, $.001 par value: 40,000,000 shares
          authorized; 12,349,973 shares issued and outstanding
          in 2000 and 12,284,323 in 1999                                              12               12
     Capital in excess of par value                                               43,418           43,418
     Retained earnings                                                            15,950           10,863
     Less:  Treasury stock, 1,208,700 shares in 2000 and
          774,500 shares in 1999, at cost                                         (5,453)          (2,869)
                                                                   ---------------------------------------

            Total stockholders' equity                                            53,927           51,424
                                                                   ---------------------------------------

            Total liabilities and stockholders' equity                          $ 60,991         $ 58,803
                                                                   =======================================

                          GAMETECH INTERNATIONAL, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)


                                                              THREE MONTHS ENDED                  NINE MONTHS ENDED
                                                                   JULY 31,                            JULY 31,
                                                               2000         1999                  2000            1999
                                                        ------------------------------     ---------------------------------
                                                                  (Unaudited)                          (Unaudited)

Revenues                                                $      11,922   $      12,747      $        37,682    $      28,625


Operating expenses:
     Cost of revenues                                           3,676           3,391               10,990            8,125
     General and administrative                                 2,215           2,700                6,429            5,900
     Sales and marketing                                        3,127           3,535                9,713            7,828
     Research and development                                     393             347                1,243              832
     Corporate relocation costs                                   111                                  111
     Settlement of lawsuit                                        200                                  200
     Acquisition-related one-time write-offs                        -               -                    -            1,050
                                                        ------------------------------     ---------------------------------
                                                                9,722           9,973               28,686           23,735
                                                        ------------------------------     ---------------------------------


Income from operations                                          2,200           2,774                8,996            4,890
Interest income, net                                               82              53                  248              369
                                                          ----------------------------     ---------------------------------


Income before provision for income taxes                        2,282           2,827                9,244            5,259

Provision for income taxes                                      1,099           1,270                4,157            2,370
                                                        ------------------------------     ---------------------------------

Net income                                              $       1,183   $       1,557      $         5,087    $       2,889
                                                        ==============================     =================================

Basic net income per share                              $        0.11   $        0.14      $          0.45    $        0.27
                                                        ==============================     =================================

Diluted net income per share                            $        0.10   $        0.13      $          0.42    $        0.25
                                                        ==============================     =================================

Shares used in the calculation of net income per share:

     Basic                                                 11,160,599      11,381,015           11,341,336       10,624,683
                                                        ==============================     =================================

     Diluted                                               12,075,327      12,319,433           12,247,938       11,480,274
                                                        ==============================     =================================



                        See notes to financial statements

                          GAMETECH INTERNATIONAL, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                FOR THE NINE MONTHS ENDED JULY 31, 2000 AND 1999
                             (DOLLARS IN THOUSANDS)


                                                                                         JULY                      JULY
                                                                                         2000                      1999
                                                                                  -----------------------------------------
                                                                                                  (unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                                               $ 5,087                   $ 2,889
Adjustments to reconcile net income to net cash provided by
     operating activities:
          Depreciation and amortization                                                    5,181                     4,356
          Changes in operating assets and liabilities:
               Accounts receivable, net                                                   (1,008)                     (214)
               Deposits and prepaid expenses                                                (487)                     (405)
               Accounts payable                                                              345                      (166)
               Other current liabilities                                                    (139)                     (613)
                                                                                  -----------------------------------------

Net cash provided by operating activities                                                  8,979                     5,847

CASH FLOWS FROM INVESTING ACTIVITIES:
Net change in short-term investments                                                       1,253                      (839)
Capital expenditures for bingo units, furniture and equipment                             (4,489)                   (6,375)
Payment on restructuring of distributor agreement                                         (1,275)                     (254)
Purchase of common stock of Bingo Technologies, net of cash acquired                           -                    (9,790)
Capitalized software development costs                                                       (15)                     (120)
                                                                                  -----------------------------------------

Net cash provided by (used in) investing activities                                       (4,526)                  (17,378)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from short-term borrowings from bank                                                  -                     6,693
Payments on short-term notes payable and borrowings from bank                                  -                   (10,634)
Payments on long-term debt                                                                (1,125)                     (468)
Proceeds from exercise of stock options                                                        2                       128
Payments for repurchase of common stock for treasury                                      (2,586)                      (58)
                                                                                  -----------------------------------------

Net cash provided by (used in) financing activities                                       (3,709)                   (4,339)
                                                                                  -----------------------------------------

Net increase in cash and equivalents                                                         744                   (15,870)
Cash and equivalents at beginning of period                                                4,554                    21,485
                                                                                  -----------------------------------------

Cash and equivalents at end of period                                                    $ 5,298                   $ 5,615
                                                                                  =========================================


                       See notes to financial statements.

                          GAMETECH INTERNATIONAL, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  JULY 31, 2000
                                   (UNAUDITED)


1. NOTES TO FINANCIAL STATEMENTS


  NOTE A.  BASIS OF PRESENTATION

        The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
  Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended July 31, 2000 are not necessarily indicative of the results that may be expected for the year ending October 31, 2000. For further information refer to the financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended October 31, 1999.

NOTE B. INCOME PER SHARE OF COMMON STOCK

        Net income per share of common stock is computed in accordance with Statement of Financial Accounting Standards (SFAS) No. 128 "Earnings per Share." The calculation of the basic and diluted earnings per share is the same except for the dilutive effect of outstanding stock options. The dilution is 914,728 shares and 906,602 shares for the three months ended July 31, 2000 and 1999, respectively.

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


RESULTS OF OPERATIONS

THREE MONTHS ENDED JULY 31, 2000 COMPARED TO THREE MONTHS ENDED JULY 31, 1999

         REVENUES. Revenues decreased $825,000, or 6.5%, to $11.9 million for the three months ended July 31, 2000, compared to $12.7 million during the same prior year period. The decline in revenues was primarily the result of competitive pricing pressures as well as the removal of approximately 1,400 Ted bingo units in the Texas market, offset by additional unit placements in existing markets, including California, Florida, Illinois, North Dakota, and Ohio.

         COST OF REVENUES. Cost of revenues, consisting primarily of depreciation on installed units and service costs, was 30.8% of revenues for the current year quarter, compared to 26.6% a year ago. The increase was attributable to higher depreciation expense as a percent of revenue resulting from expansion into short-week markets where the bingo units only generate revenues one or two days per week, yet are depreciated evenly over a standard five-year period. In addition, higher service costs have a closer correlation to the number of installed units as opposed to revenues generated. As a percentage of revenues, depreciation increased to 10.6% from 9.1%, while service increased to 13.9% from 12.4%.

         GENERAL AND ADMINISTRATIVE. General and administrative expenses of $2.2 million for the three months ended July 31, 2000 were $485,000, or 18.0% lower than the $2.7 million recorded during the commensurate prior year period. The decrease resulted primarily from continued efficiency improvements created from the integration of Bingo Technologies Corporation ("BTC") (acquired in February
1999) with GameTech. As a percentage of revenues, general and administrative expenses fell to 18.6% from 21.2% in the prior year period.

         SALES AND MARKETING. Sales and marketing expenses decreased $408,000, or 11.5%, to $3.1 million for the three months ended July 31, 2000 from $3.5 million for the three months ended July 31, 1999. This decline was primarily from a reduction of distributor commissions from discontinuing the use of distributors in Texas who had higher than average commission rates. As a percentage of revenues, distributor commissions were 17.9% compared to 19.9% in the prior year period.

         RESEARCH AND DEVELOPMENT. Research and development expenses were $393,000, or 13.3% higher during the current year quarter ended July 31, 2000 than the commensurate prior year period. The increase was primarily due to hiring three additional engineers to develop new products the Company intends to introduce. As a percentage of revenues, research and development costs were 3.3% compared to 2.7% in the prior year period.

         CORPORATE RELOCATION COSTS. The Company incurred one-time costs of $111,000 associated with relocating the corporate headquarters to Reno, Nevada, primarily consisting of employee training and relocation costs.

         SETTLEMENT OF LAWSUIT. The settlement of the securities class action lawsuit, which was approved by the court on September 8, 2000, resulted in the Company incurring a one-time expense of $200,000, representing the insurance deductible. The settlement was insured under the Company's directors, officers, and corporate liability insurance policy, and therefore, the Company's financial impact was limited to the deductible.

         INTEREST INCOME. Net interest income increased $29,000 to $82,000 for the three months ended July 31, 2000 from $53,000 for the same prior year period. The increase primarily resulted from interest expense incurred on the outstanding line of credit balance of approximately $5.9 million for part of the prior year period.

         PROVISION FOR INCOME TAXES. The Company's effective income tax rate was approximately 48% and 45% for the quarters ended July 31, 2000 and 1999, respectively. The rate increase resulted from the effects of non-deductible goodwill associated with the BTC purchase. Excluding the effect of the non-deductibility of the goodwill amortization, the effective income tax rate in both years is approximately 40%.

NINE MONTHS ENDED JULY 31, 2000 COMPARED TO NINE MONTHS ENDED JULY 31, 1999

         REVENUES. During the nine months ended July 31, 2000, the Company's revenues increased $9.1 million, to $37.7 million, compared to $28.6 million recorded during the same prior year period. This growth was due to the Company's acquisition of BTC during February 1999, as well as an additional number of installed bingo units in new and existing markets.

         COST OF REVENUES. Costs of revenues were 29.2% and 28.4% of revenues for the nine-month periods ended July 31, 2000 and 1999, respectively. The increase was attributable to higher service expense as a percent of revenue resulting from expansion into short-week markets where the bingo units only generate revenues one or two days per week, yet require a similar level of service. These costs have a closer correlation to the number of installed units as opposed to revenues generated. As a percentage of revenues, service increased to 13.6% from 13.3%.

         GENERAL AND ADMINISTRATIVE. General and administrative expenses increased $529,000, or 8.9%, to $6.4 million for the nine months ended July 31, 2000 compared to $5.9 million a year ago. Due to the acquisition of BTC in February 1999, the current year period included a full nine months of expenses, while the expenses incurred during fiscal 1999 were for less than six months. General and administrative expenses decreased to 17.1% of revenues during the current year period compared to 20.6% during the same prior year period.

         SALES AND MARKETING. The Company recorded sales and marketing expense of $9.7 million during the current year period ended July 31, 2000, an increase of 24.3% over the same prior year period. As a percentage of revenues, the expenses were 25.8% and 27.4% during the fiscal 2000 and 1999 periods, respectively. The higher expense resulted from additional distributor commissions attributable to the distributor network acquired from BTC, offset by discontinuing the use of several distributors in Texas who had a higher than average commission rate.

         RESEARCH AND DEVELOPMENT. Research and development expenses increased 49.2%, to $1.2 million for the nine months ended July 31, 2000 over the comparable prior year period. The higher expenses were primarily due to new product development costs and the BTC acquisition in the prior year. As a percent of revenue, research and development expenses were 3.3% and 2.9% for 2000 and 1999, respectively.

         CORPORATE RELOCATION COSTS. The Company incurred one-time costs of $111,000 associated with relocating the corporate headquarters to Reno, Nevada, primarily consisting of employee training and relocation costs.

         SETTLEMENT OF LAWSUIT. The settlement of the securities class action lawsuit, which was approved by the court on September 8, 2000, resulted in the Company incurring a one-time expense of $200,000, representing the insurance deductible. The settlement was insured under the Company's directors, officers, and corporate liability insurance policy, and therefore, the Company's financial impact is limited to the deductible.

         INTEREST INCOME. The decrease in net interest income of $121,000 during the nine months ended July 31, 2000 as compared to the same prior year period, resulted from the use of $9.8 million of cash for the acquisition of BTC in February, 1999, as well as the utilization of $5.9 million of the line of credit to retire debt assumed from BTC, which was subsequently paid back.

         PROVISION FOR INCOME TAXES. The Company's effective income tax rate was approximately 45% in both years.



LIQUIDITY AND CAPITAL RESOURCES

         The Company generated $9.0 million of cash for the nine months ended July 31, 2000 compared to $5.8 million for the nine months ended July 31, 1999. The $9.0 million consists of $5.1 million of net income, $5.2 million of depreciation, and amortization offset by changes to operating assets and liabilities. In 1999, the $5.8 million provided by operating activities consisted primarily of net income of $2.9 million with depreciation and amortization of $4.4 million, offset by changes to operating assets and liabilities.

         Investing activities used $4.5 million of cash for the nine months ended July 31, 2000, compared to using $17.4 million of cash for the nine months ended July 31, 1999. The $4.5 million consists of $4.5 million of capital expenditures and the payment of $1.3 million associated with the restructuring of a distributor agreement offset by a $1.3 million reduction in short-term investments. In 1999, the $17.4 million used in investing activities consisted primarily of an increase in short-term investments of $839,000, capital expenditures of $6.4 million, and the purchase of BTC common stock of $9.8 million.

         Financing activities used cash of $3.7 million for the nine months ended July 31, 2000, compared to $4.3 million use of cash for the nine months ended July 31, 1999. The $3.7 million consists primarily of $1.1 million in long-term debt repayment and $2.6 million to repurchase the Company's stock. In 1999, the $4.3 million used consisted primarily of $10.6 million of payments on short-term notes payable and borrowings from the bank, and $468,000 in payments on other long-term debt offset by proceeds from short-term borrowings from the bank of $6.7 million.

         At July 31, 2000, the Company had cash and equivalents and short-term investments totaling $10.9 million. GameTech also has a $10.0 million line of credit (the "Revolving Credit Facility") with Wells Fargo Bank, N.A. ("Wells Fargo"), which is tied to an interest rate based on the prime rate or LIBOR plus 2.0%, at the Company's option, on which there was no outstanding balance at July 31, 2000. The Revolving Credit Facility expires on

March 31, 2001. The Company believes that cash flow from operations and the $10.9 million in cash, cash equivalents and short-term investments at July 31, 2000, together with funds available under the Revolving Credit Facility, will be sufficient to support its operations, budgeted capital expenditures of approximately $10.0 million, provide for costs associated with the recent relocation and consolidation of facilities to Reno, Nevada, and liquidity requirements through fiscal 2000. However, the Company's long-term liquidity requirements will depend on many factors, including the rate at which the Company expands its business, whether internally or through acquisitions and strategic alliances. In addition, strategic opportunities the Company may pursue will require it to fund its portion of operating expenses of such ventures, and may further require it to advance additional amounts should any partners in such ventures be unable to meet unanticipated capital calls or similar funding events. To the extent that the funds generated from the sources described above are insufficient to fund the Company's activities in the long term, the Company will be required to raise additional funds through public or private financing. No assurance can be given that additional financing will be available or that, if it is available, it will be on terms acceptable to the Company.



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

         SENSITIVITY ANALYSIS. Assuming the Company had a $2 million balance outstanding as of July 31, 2000, the rate of interest calculated using the prime rate option would be 9.5%. The Company's monthly interest payment, if the rate stayed constant, would be $15,833. If the prime rate rose to 13%, the Company's monthly payment would be $21,667. An increase of 1% or 2% would give the Company a monthly payment of $17,500 or $19,167, respectively. The Company does not believe the risk resulting from such fluctuations is material nor that the payment required would have a material effect on cash flow.

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

         On November 5, 1998, defendants moved to dismiss the complaint. On June 3, 1999 Defendants' motion to dismiss was granted in part and denied in part by the Court. A stipulation of settlement has been filed with the Court pursuant to which the Company and plaintiffs have agreed to settlement. The Court approved full and final settlement of the complaint on September 8, 2000.

         In January 1995, a patent infringement action, FORTUNET INC., V. BINGO CARD MINDER CORP., AND STUART ENTERTAINMENT, INC., CV-S-95-0008 PMP (RJJ) was filed in the United States District Court, District of Nevada against the Company's wholly owned subsidiary, Bingo Card Minder Corporation ("BCMC"), and an unrelated company, Stuart Entertainment, Inc. ("Stuart"). The complaint alleged that BCMC and Stuart, as individual entities, infringed Fortunet's U.S. Patent No. 4,455,025 (the "025 Patent"). Additional claims against Stuart were asserted in a second amended complaint. On April 11, 2000, the U.S. Court of Appeals for the Federal Circuit confirmed the rejection by the U.S. Patent & Trademark Office's (PTO) of a majority of the `025 Patent's claims. On June 12, 2000 the Court entered a stipulated order staying the action up to and including September 29, 2000. Fortunet has not pled any specific damages but has pled punitive damages for willful infringement. The Company will vigorously contest any remaining claims that Fortunet may or may not assert.

         In February 1997, BCMC filed an action, BINGO CARD MINDER CORP. V. FORTUNET, INC AND YURI ITKIS., C 97-00698 CAL in the United States District Court Northern District of California, seeking a declaratory judgment that two Fortunet patents, the `025 Patent and U.S. Patent No.4,624,462 ("the `462 patent") are invalid, unenforceable, and not infringed by BCMC's TED device. No trial date has been set, and the Court in early 1997 approved a stipulated stay.

         In June 1997, a patent infringement action, FORTUNET INC., V. BINGO TECHNOLOGIES CORPORATION; JOHN A. LARSEN, DBA OPPORTUNITY SOFTWARE AND BINGO CARD MINDER CORP., CV-S-97-00778-RLH (LRL), was commenced in the United States District Court, District of Nevada, against Bingo Technologies Corporation ("BTC"), John A. Larsen, dba Opportunity Software and BCMC. Fortunet asserts infringement of Fortunet's `462 and `025 Patents. The Company believes, based upon representation of opposing counsel, that the action involves BTC's sale of the "Max-Plus" units. The case is currently stayed pursuant to stipulation of the parties. The Company will vigorously contest any remaining claims that Fortunet may or may not assert.

         The Company believes that none of its products infringe any valid and enforceable claim of either the `025 or `462 Patents and intends to continue to defend against all actions vigorously. However, there can be no assurance that favorable outcomes will be obtained or that if any of claims asserted by Fortunet against BCMC or BTC are resolved in favor of Fortunet, such result would not have a material adverse effect on the Company's business, financial position, or results of operations or cash flow.

         In May 1998, FORTUNET INC., V. BINGO TECHNOLOGIES CORPORATION; JOHN A. LARSEN, DBA OPPORTUNITY SOFTWARE AND BINGO CARD MINDER CORP., CV-S-98-00777-PMP
(LRL) an action for declaratory relief and breach of contract, was filed in the United States District Court, District of Nevada. BTC counterclaimed alleging that

Fortunet's "Bingo Star" portable hand-held bingo device infringes U.S. Patent No. 4,378,940 (the "'940 Patent" owned by the Company). On October 27, 1998, in a response to a request for reexamination sponsored by Fortunet, the PTO rejected all 11 claims of the `940 patent. BTC contested the Examiner's decision. In March 1999 the Patent Office reversed its initial rejection and, on July 20, 1999 issued a certificate confirming the patentability of all 11 claims of the `940 patent. In May 2000 a second request for reexamination was concluded and the patentability of all 11 claims of the `940 patent was confirmed. Although the case is currently stayed, a hearing on BTC's motion to lift the stay is scheduled for October 23, 2000. The Company intends to pursue the case vigorously.

         On June 14, 1999, GAMETECH INTERNATIONAL, INC. V. BETTINA CORPORATION, CV-N-99-00317- (ECR), the Company filed a patent infringement action in the United States District Court, District of Nevada against Bettina Corporation, alleging that Bettina Corporation's "Bingo Magic" portable hand held device infringes the Company's `940 Patent. Bettina Corporation, in its answer to the complaint, denies all causes of action and has asked the Court to find the `940 Patent invalid, unenforceable and not infringed. A stay of the case was lifted pursuant to stipulation of the parties and order dated August 31, 2000. No trial date has yet been set. The Company intends to pursue the case vigorously.

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

         The underlying dispute between the Company and K&B involves termination of K&B's distributor relationship with the Company. The Company has denied all claims asserted by K&B and has counterclaimed for damages, alleging multiple breaches by K&B of its distribution agreements. K&B has also requested punitive damages. The Company denies all of these claims and intends to vigorously contest the lawsuit. The case is presently set for trial on December 11, 2000.

         The Company is a defendant in Cause No. GN-001359, TEXAS BINGO SUPPLY
V. GAMETECH INTERNATIONAL, INC. AND TREND GAMING SYSTEMS, LLC. pending in the 126th District Court of Travis County, Texas. The Plaintiff is a former distributor of GameTech equipment in Texas. On May 8, 2000, because of multiple breaches of the Distribution Agreement by Texas Bingo Supply, GameTech terminated the agreement. The Plaintiff claims tortious interference with contract, conspiracy to commit tortious interference, and illegal restraint of trade. The Company has denied the Plaintiff's claims and has counterclaimed against the Plaintiff for breach of the Distribution Agreement.

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

ITEM 2. CHANGES IN SECURITIES

         SALES OF UNREGISTERED SECURITIES DURING THE THREE MONTHS ENDED JULY 31, 2000

         On various dates during the three months ended July 31, 2000, Company employees exercised stock options granted in partial compensation for their services to purchase an aggregate of 54,250 shares of Common Stock in private sales for an aggregate consideration of $53,012.50 in reliance upon Section 4(2) of the Securities Act as a transaction not involving a public offering.


ITEM 3. DEFAULTS UPON SENIOR SECURITIES

         Not Applicable

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         Not Applicable

ITEM 5.  OTHER INFORMATION

         Not Applicable

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         a)       Exhibits:

                  27-1 Financial Data Schedule

         b)       Reports on Form 8-K

                  There were no reports filed on Form 8-K during the quarter ended July 31, 2000.

SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



Date: September 14, 2000         GameTech International, Inc.

                                 /s/ Richard T. Fedor
                                 ----------------------------------
                                 Chief Executive Officer
                                 Richard T. Fedor


Date: September 14, 2000         GameTech International, Inc.

                                 /s/ Jon L. Whipple
                                 ----------------------------------
                                 Chief Financial Officer
                                 Jon L. Whipple