Form 10-K
period 2000-10-31
GAMETECH INTERNATIONAL INC
filed 2001-01-29
CIK 1045014

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

                   FOR THE FISCAL YEAR ENDED OCTOBER 31, 2000

                                       OR

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
    EXCHANGE ACT OF 1934

          FOR THE TRANSITION PERIOD FROM ____________ TO ____________

                        COMMISSION FILE NUMBER 000-23401
                            ------------------------

                          GAMETECH INTERNATIONAL, INC.

             (Exact name of registrant as specified in its charter)

                DELAWARE                                       33-0612983
      (State or other jurisdiction                          (I.R.S. Employer
   of incorporation or organization)                      Identification No.)

     900 PENTIUM ROAD, RENO, NEVADA                              89511
(Address of principal executive offices)                       (Zip code)

       Registrant's telephone number, including area code: (775) 850-6000
                            ------------------------

          Securities registered pursuant to Section 12(b) of the Act:

                                Name of each exchange
Title of each class              on which registered
-------------------             ---------------------
       NONE                         NOT APPLICABLE

Securities registered pursuant to Section 12(g) of the Act:

                    COMMON STOCK, PAR VALUE $.001 PER SHARE
                                (Title of class)
                            ------------------------

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes [  ]   No [X]

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

    As of January 18, 2001, the aggregate market value of common stock held by non-affiliates of the registrant, based upon the last reported sale price for the registrant's Common Stock on the Nasdaq National Market on such date, was $20,014,620.

    The number of shares of the registrant's Common Stock outstanding as of January 18, 2001 was 10,513,498.

                      DOCUMENTS INCORPORATED BY REFERENCE

    Certain portions of the definitive Proxy Statement of GameTech International, Inc. to be used in connection with the 2001 Annual Meeting of Stockholders (the "Proxy Statement") are incorporated by reference into
Part III of this Annual Report on Form 10-K to the extent provided herein. Except as specifically incorporated by reference herein, the Proxy Statement is not to be deemed filed as part of this Annual Report on Form 10-K.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     PART I

ITEM 1. BUSINESS

GENERAL

    GameTech International, Inc., a Delaware corporation ("GameTech" or the "Company"), designs, develops and markets interactive electronic bingo systems. The Company currently markets a fixed-base system with light-pen-activated monitors and portable hand-held systems that can be played anywhere within a bingo hall. GameTech had approximately 7,000 fixed-base units and more than 46,000 hand-held units operating in Indian, charity and commercial bingo halls at October 31, 2000. Both bingo systems display electronic bingo card images that have been purchased and played by a player for each bingo game. The Company's electronic bingo units enable players to play substantially more bingo simultaneously than they can play on paper cards, leading to a greater spend per player and higher profits per bingo session for the bingo hall operator. GameTech installs the electronic bingo systems at no cost to the operator in exchange for charging a fee per use or a percentage of the sales generated by each unit. The Company typically enters into one to three year contracts.

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

    Electronic bingo systems such as GameTech's allow players to play more bingo per game than they can by hand, which provides bingo hall operators with the potential to increase profits commensurately. Nonprofit organizations sponsor bingo games for fund raising purposes, while Indian tribes, casinos and government-sponsored entities operate bingo games for profit. Bingo is a legal enterprise in 46 states (excluding Arkansas, Hawaii, Tennessee and Utah) and the District of Columbia. As of October 31, 2000, electronic bingo systems were permitted for use by charitable and commercial organizations in more than 30 states, and the Company had units in operation in charitable and commercial bingo halls in 25 of those states. Under the Indian Gaming Regulatory Act ("IGRA"), in the 46 states where bingo is legal, electronic bingo may be played on tribal Indian lands as well. As of October 31, 2000, management estimates that bingo was played on tribal Indian lands in 28 states and the Company had units in operation in Indian bingo halls in 12 of those states.

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

    INCREASE PENETRATION WITH EXISTING CUSTOMERS. The Company closely tracks the utilization of its units to maximize revenues. As bingo player acceptance of electronic bingo units increases and utilization rates grow, the opportunity exists for installations of additional electronic bingo units at its customers' bingo halls.

    EXPAND CUSTOMER BASE IN EXISTING MARKETS. The Company estimates that less than 5% of the more than $7 billion North American domestic bingo spend is currently played on electronic bingo units. In the states in which the Company has units installed in charitable bingo halls and for which data is available, GameTech units are used by less than 10% of the charitable halls located in those states. Management believes that this low penetration level presents a growth opportunity for GameTech increasing its base of customers in its existing markets.

    EXPAND INTO NEW MARKETS DOMESTICALLY. As of October 31, 2000, GameTech had charitable and commercial bingo hall customers in 25 of the more than 30 states in which charitable and commercial bingo is played. In addition, GameTech had Indian bingo hall customers in only 12 of the 28 states where bingo is currently played on Indian lands. As part of its strategy to facilitate the expansion of the charity electronic bingo market, the Company is pursuing changes to legislation in several states to permit electronic bingo. In addition, the Company intends to expand the number of route operations to serve bingo halls that otherwise would be uneconomical to serve. The route operations move the Company's hand-held units between various charity bingo halls on days that the respective halls hold bingo sessions.

    EXPAND INTERNATIONALLY. The Company currently has a small installed base in the Philippines and Japan. GameTech is also pursuing expansion into the United Kingdom and the province of Ontario, Canada. At the request of the Politesse, a representative of the Alcohol and Gaming Commission of Ontario, the Company is participating in a personal bingo verifier pilot project in which the Company's hand-held bingo units have been placed in selected charitable bingo halls in the Province of Ontario. GameTech is also evaluating opportunities to expand into other provinces in Canada and other countries.

    DEVELOP NEW APPLICATIONS. GameTech maintains an ongoing product development program focused on enhancing its existing products and developing new products and additional applications for its technology. In September 2000, the Company introduced its TED 2C color hand-held unit, which provides enhanced graphics to the hand-held units. The TED 2C is still in the alpha test stages, but the Company expects it to be available in certain markets prior to the end of fiscal year 2001.

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

PRODUCTS

    The Company designs its bingo systems to generate maximum appeal to bingo players. The primary benefits to players of electronic bingo units are: (1) the ability to play up to 600 electronic bingo card images during one bingo game, significantly more than can be played on paper, (2) to have the system simultaneously mark the numbers called, thereby reducing player error in missing or mismarking a number, and (3) to have the system alert the player upon attaining a BINGO, thereby reducing the chance a player misses winning a prize. In addition, GameTech's units are designed to enhance the entertainment value of playing bingo. The Company's units allow the player to customize certain aspects of the user interface, and one model of the Company's fixed-base units incorporates picture-in-picture and audio technology. The Company's hand-held units allow the player to play bingo electronically while sitting in the player's preferred seat or moving around the bingo hall. The ease of using GameTech's electronic bingo units makes playing bingo possible for players with physical disabilities that may prevent them from playing on paper, which normally involves marking multiple bingo cards by hand with an ink dauber. The Company believes that these aspects of GameTech's electronic bingo systems make them more appealing to players than paper cards or electronic bingo units offered by its competitors.

    The Company currently markets two types of electronic bingo systems: a fixed-base bingo system and a portable, hand-held electronic bingo system. Many bingo hall operators use both fixed-base and hand-held units to satisfy varying customer preferences.

    FIXED-BASE BINGO SYSTEM

    The fixed-base bingo system consists of a local area network (the "LAN") of microcomputers including the master unit, the communications unit, the sales unit and the player's unit. All units in the fixed-base bingo system use microcomputer hardware and can be operated with light pens, touch screens, or keyboards. Fixed-base units can be played in automatic mode or in manual mode, which requires the players to enter the numbers called. Players can switch between the two modes and, in either case, up to 600 electronic bingo card images can be marked simultaneously. A complete fixed-base bingo system consists of the following:

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

        SALES UNIT. The sales unit is a point-of-sale terminal, typically located near the entrance of a bingo hall where all customer purchases are made. The cashier using a light pen activates player buy-in choices for the session, and pricing and totals are calculated automatically. The player is given a printed receipt with a nine-digit pack number, which is itemized by date, session, and number of electronic bingo card images purchased.

        PLAYER'S UNIT. Each player's unit consists of a separate computer, monitor and light pen. Each player's unit is built into customized wooden tables with four or five units per table. Players enter the nine-digit pack numbers printed on their receipts to receive their electronic bingo card images. Players can cycle through all of their electronic bingo card images while play is proceeding. The player's unit marks the numbers called on each electronic bingo card image being played either automatically or after the player enters the number called. The unit always displays the player's three electronic bingo card images that are closest to a BINGO, and the free space at the center of any electronic bingo card image that is one number away from BINGO flashes to notify the player. The unit sounds an alert alarm and the screen flashes when BINGO is achieved.

    HAND-HELD BINGO SYSTEMS

    The Company currently has three hand-held bingo systems in commercial use:
(1) the Palm Top or high-end hand-held unit ("Palm Top"), (2) the TED-TM- ("TED") or lower cost hand-held unit, and (3) the BCM-2 (the hand-held unit predating TED's commercial placement) (collectively referred to as the "hand-held" units).

    The Company's hand-held bingo systems operate similarly to fixed-base systems except players must manually enter the numbers as they are called and each bingo card being played is then simultaneously marked. These units can mark up to 600 cards per game, and players can play several hand-held units during a bingo session. In a hand-held system, the master, communication and sales units are similar to, and can be shared with, those of fixed-base systems. The hand-held units are completely portable, and can be played anywhere within a bingo hall. The hand-held unit is capable of recognizing almost any bingo game format the bingo hall operator wishes to play and alerts the player both audibly and visually when BINGO has been achieved. Hand-held units are battery powered. The battery packs are designed to last for 11 hours for the Palm Top and TED units, and approximately 7 hours for the BCM-2. Hand-held units are recharged between bingo sessions on charging carts, which handle 27 Palm Tops, 25 TEDs, and 16 BCM-2s, respectively.

    The Palm Top unit is the high-end hand-held in GameTech's product portfolio. It shows three bingo card faces at all times and can play up to 600 cards at one time. This device resembles a palm top PC and operates on a 386 processor.

    The TED unit is the lower cost version of the GameTech Palm Top. In all areas, with the exception of appearance, the TED unit operates on a similar basis as the Palm Top. The TED unit can display four bingo cards at a time rather than the three cards that the Palm Top shows. The TED functions from a proprietary motherboard and is run by the Company's NED and Diamond bingo software systems.

    The BCM-2 units were the precursor to the TED and were introduced in 1992. The Company has approximately 1,000 of these hand-held units still in commercial use. These units' display shows one card with a representation of the bingo board alongside it. Cards are loaded through infrared transfer.

    For the play of electronic video bingo, whether via hand-held or fixed-base unit, the Company typically uses its "Diamond Bingo Software System."

    BACK OFFICE MANAGEMENT SYSTEMS

    The Company has two bingo back office management systems, AllTrak and AllTrak Too. The AllTrak back office management system operates a multi-purpose DOS-based back office accounting system for bingo hall operators on a PC platform. Through the point-of-sale systems and the computer into which inventory is entered, the AllTrak system accumulates and stores incoming data. The data can be extracted into reports that analyze player spend and demographics, session performance, and track inventory. The AllTrak Too back office management system is owned by Active Bingo Solutions, but the Company has worldwide, exclusive rights to the AllTrak Too system until 2005, at which point, assuming certain minimum requirements are met, the Company will take complete title to the AllTrak Too System. This system is a windows-based multi-purpose accounting system for bingo hall operators running compiled visual basic software on standard PCs. These systems are typically integrated with electronic bingo operations to provide a bingo hall with a package of accounting and marketing information that enhances the bingo operator's ability to manage a bingo hall.

PRODUCT DEVELOPMENT

    GameTech has implemented an ongoing research and development program to enhance the features and capabilities of its bingo systems and to maintain a competitive advantage in the marketplace, as well as to extend its product line to new games and applications. GameTech's product development efforts produced the hand-held system, which was introduced in January 1996, and an improved version in April 1997. In July 1998, the Company introduced its Diamond operating system which provides enhanced graphics to the fixed-base units and a point-of-sale system which allows vending of both fixed-base and hand-held electronic bingo units, as well as the sale of paper bingo cards, accessories, and refreshments. In September 2000, the Company introduced its TED 2C color hand-held unit, a graphically enhanced version of the hand-held. The TED 2C is still in the alpha test stages, but the Company expects it to be available in certain markets prior to the end of fiscal year 2001.

SALES, MARKETING, AND DISTRIBUTION

    The Company's marketing strategy is to target bingo hall operators and demonstrate the benefits of GameTech's bingo systems to both bingo hall operators and bingo players. Benefits of GameTech's electronic units for the players include the ease of marking numbers called, the decreased likelihood of missing a winning pattern, and the ability to play substantially more bingo than can be played using only paper bingo cards.

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

    The Company's installation package typically includes the following:

    - Installation by the Company at no cost to the bingo hall

    - Training sessions for bingo hall staff

    - Promotional sessions to introduce players to the system

    - Advertising package and point-of-sale materials

    - Ongoing maintenance program

    The Company operates with both a sales force and a network of outside distributors. Sales personnel earn base salaries plus incentive commissions based on the revenues generated by the units they place. The Company's distributors are located throughout the United States and are compensated based on a percentage of the sales generated for the Company from their respective territories. Distributorships are generally granted pursuant to two- to three-year agreements, and distributors are typically selected based upon their financial stability and experience, and are generally required to make an exclusive commitment to the Company.

    TARGET MARKETS. There are approximately 275 Indian bingo halls and tens of thousands of charities licensed to operate bingo games in the United States and Canada. At October 31, 2000, the Company had over 53,000 installed units at approximately 500 locations serving approximately 1,200 customers, including many charitable bingo halls where the Company has multiple customers. Revenues for the year ended October 31, 2000 were generated approximately 27% from fixed-base units and 73% from hand-held units.

    As of October 31, 2000, GameTech operated in 25 of the more than 30 states where electronic bingo is currently permitted in charitable and commercial bingo halls, and in 12 of the 28 states where bingo is currently played in Indian bingo halls. The Company is actively pursuing additional business in other states, Canada, and the United Kingdom.

    ADVERTISING AND PROMOTION. The Company places advertisements in selected gaming magazines and bingo magazines and newsletters, and makes presentations at key trade shows, especially those devoted solely to bingo. The Company also plans to develop additional advertising and promotional programs to create awareness and interest in its electronic bingo products among hall operators and relevant segments of the consumer marketplace. GameTech is also exploring other cost-effective promotional strategies, including public relations and media programs.

    PRICING ARRANGEMENTS. The Company installs its units at no cost to the bingo hall operator. The Company generates revenues by "participating" with bingo hall operators, receiving a percentage of the gross revenues derived from GameTech's electronic bingo systems, or by charging a fixed fee per unit per session. The Company maintains ownership of all software and substantially all hardware.

MATERIALS AND SUPPLIES

    The Company currently obtains its Palm Top units from Tidalpower Technologies Inc. ("Tidalpower"), a contract manufacturer in Taiwan. The Company does not have long-term supply contracts with Tidalpower, but rather obtains Palm Top units on a purchase order basis. Although the design of Palm Top units is not unique or proprietary, if Tidalpower ceased doing business with the Company, the Company would need to find a replacement supplier. The Company believes the availability of suppliers is such that a capable replacement for Tidalpower could be found, but not without some risk of delay, and there can be no assurance that the Company would be able to procure, substitute, or produce its Palm Top units without a significant interruption or a price increase. Any failure or delay in receiving Palm Top units could have a material adverse effect on the Company's business, financial condition, and results of operation.

    The Company uses contract manufacturers in Nevada to supply its TED units. All hardware components for the fixed-base bingo systems are sourced by the Company from numerous domestic suppliers and assembled at its facility in Nevada. The Company has not had any significant quality problems or delays in securing its Palm Top and TED units or the supply of fixed-base system components. The Company is currently evaluating additional domestic suppliers.

TRADEMARKS AND PATENTS

    The Company currently holds the following registered trademarks, service marks, and patents:

    The Company owns all rights to U.S. Patent No. 4,378,940 (the "'940 Patent") issued on April 5, 1983 titled: "Electronic Device for Playing Bingo, Lotto and Allied Card Games." The '940 Patent expired in December 2000. On October 27, 1998, the PTO, in a response to a request for reexamination sponsored by FortuNet, Inc. ("FortuNet"), rejected all 11 claims of the '940 Patent. BTC contested the Examiner's decision and on March 23, 1999, the Patent Office reversed its initial rejection. In response, FortuNet, on May 23, 1999, filed a new request for reexamination and a petition to invoke the Commissioner's authority to amend the Examiner's decision on reversal due to "extraordinary circumstances." On August 11, 1999, the Commissioner's office rejected the petition returning it unfiled. On July 24, 1999, the PTO granted a second request for reexamination, which was concluded in May 2000, and the patentability of all 11 claims of the '940 Patent was confirmed.

    The Company has a pending patent application for an Electronic Bingo Data Crate. The crate provides information and charging interface between a plurality of player devices housed within a master point-of-sale computer.

    The Company has a pending patent application for Data Crate interface. This application pertains to the automatic interface between a comprehensive point-of-sale bingo hall cashier and accounting system.

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

COMPETITION

    The electronic bingo industry is characterized by intense competition based on, among other things, an electronic bingo system's ability to generate incremental sales for bingo hall operators through product appeal to players, ease of use and serviceability, support and training, distribution, name recognition, and price. The Company competes primarily with other companies providing electronic bingo units, including Advanced Gaming Technology, Inc., California Concepts, Bettina Corp., International Gaming Systems, Bingo
Brain, Inc., FortuNet, Inc., Jenosys, and BK Entertainment, and also competes with companies offering traditional paper bingo cards. Certain of the Company's competitors may have significantly greater financial and technical resources than the Company, as well as more established customer bases and distribution channels, which may allow them to move rapidly into the Company's markets and acquire significant market share. Increased competition may result in price reductions, reduced operating margins, conversion from lease to sale of the Company's units, and loss of market share, any of which could materially and adversely affect the Company's business, operating results, or financial condition. Furthermore, the Company's success may benefit existing competitors and induce new competitors to enter the market. The Company has attempted to counter competitive factors by providing superior service and new, innovative and quality products, but there can be no assurance that the Company will continue to compete successfully in the electronic bingo industry. In addition, the Company competes with other similar forms of entertainment, including casino gaming and lotteries. The Company believes, however, that the quality of its fixed-base and hand-held bingo systems, combined with superior service and customer support, differentiate it from its competitors.

RESEARCH AND DEVELOPMENT

    In Fiscal 2000, the Company spent $1.9 million on Company-sponsored research and development activities, as compared to $1.2 million in fiscal 1999 and $638,000 in fiscal 1998.

GOVERNMENT REGULATION

    The Company is subject to regulation by authorities in all jurisdictions in which its electronic bingo units are installed. On tribal Indian lands, regulation is pursuant to the provisions of IGRA and various state compacts. Otherwise, the regulatory requirements vary from jurisdiction to jurisdiction and the licensing approval or finding of suitability processes with respect to the Company, its personnel, significant shareholders, and its products can be lengthy and expensive. Many jurisdictions have comprehensive licensing, reporting, and operating requirements with respect to the manufacture, sale, use, and operation of bingo and bingo-related products, including electronic bingo equipment. These requirements have a direct impact on the conduct of the day-to-day operations of the Company. In substantially all states where charitable bingo is legal, the state imposes limits on prizes on a per game, per session, or annual basis. Many states license or otherwise regulate suppliers of bingo equipment, and some states prohibit the rental of bingo equipment while other states regulate whether equipment may be rented at a fixed or percentage rate. Generally, regulatory authorities may deny applications for licenses, other approvals, or findings of suitability for any cause they may deem reasonable. There can be no assurance that the Company, its products, significant shareholders, or its personnel will receive or be able to maintain any necessary licenses, other approvals, or findings of suitability. The loss of a license in a particular state will prohibit the Company from realizing revenues in that state. Any change in law or regulation by a state reducing prize limits, further regulating suppliers of bingo equipment, prohibiting rental of bingo equipment, or restricting rental rates or the loss of one or more licenses held by the Company could have an adverse effect on the Company's business.

    The Company is classified as a manufacturer and distributor of associated equipment pursuant to the provisions of the Nevada Gaming Control Act and regulations promulgated thereunder (the "Nevada Gaming Laws"). Associated equipment manufacturers and distributors who sell, transfer, or offer associated equipment for use or play in Nevada may be required to file an application for a finding of suitability at the discretion of the Nevada Gaming Commission (the "Nevada Commission") on the recommendation of the Nevada State Gaming Control Board (the "Nevada Board" and collectively with the Nevada Commission, the "Nevada Gaming Authorities"). To date, the Nevada Gaming Authorities have not required the Company to file an application for a finding of suitability as an associated equipment manufacturer or distributor.

    The Company's associated equipment is subject to evaluation and approval by the Nevada Board under the Nevada Gaming Laws. Each of the Company's associated equipment products that are in distribution in Nevada (as compared to those products in research and development) have been submitted to and approved by the Nevada Board.

    INDIAN GAMING

    Gaming on Indian lands, including the terms and conditions under which gaming equipment can be sold or leased to Indian tribes, is or may be subject to regulation under the laws of the tribes, the laws of the host state, and IGRA. Under IGRA, gaming activities are classified as Class I, II, or III. Class I gaming includes social games played solely for prizes of minimal value or traditional forms of Indian gaming engaged in as part of, or in connection with, tribal ceremonies or celebrations. Class II gaming includes bingo and other card games authorized or not explicitly prohibited and played within the host state (but not including banking card games such as baccarat or blackjack). Class III gaming includes all forms of gaming that are not Class I or Class II, including slot machines, video lottery terminals, and casino style games. Indian tribes may conduct Class II gaming under IGRA without having entered into a written compact with their host state if the host state permits Class II gaming, but must enter into a separate written compact with the state in which they are located in order to conduct Class III gaming activities. The Company is not aware of any state in which a tribal-state compact seeks to regulate bingo. Under IGRA, tribes are required to regulate all gaming under ordinances approved by the Chairman of the National Indian Gaming Conference ("NIGC"). Such ordinances may impose standards and technical requirements on gaming hardware and software, and may impose registration, licensing, and background check requirements on gaming equipment suppliers and their key personnel, officers, directors, and stockholders.

    REGULATION OF ELECTRONIC BINGO SYSTEMS

    The Company's electronic bingo products, including its fixed-base and hand-held units, are more heavily regulated than traditional paper bingo. Applicable federal, state, tribal, and local regulations vary significantly by jurisdiction.

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

    Electronic bingo in charitable halls is less widely permitted than paper bingo, largely because many states' laws and regulations were written before electronic bingo was introduced. The Company believes that electronic bingo in charitable halls is currently permitted in at least 30 of the 50 states. Because many state laws and regulations are silent and/or ambiguous with respect to electronic bingo, changes in regulatory and enforcement personnel could impact the continued operation of electronic bingo in some of these states. In addition, some states require the inspection, approval, or modification of electronic bingo systems before sale or use in those states.

    APPLICATION OF FUTURE OR ADDITIONAL REGULATORY REQUIREMENTS

    The Company intends to seek the necessary licenses, approvals, and findings of suitability for the Company, its products, its manufacturers, and its personnel in other jurisdictions where significant bingo activities are anticipated. However, there can be no assurance that such licenses, approvals, or findings of suitability will be obtained timely, if at all, and if obtained, will not be subsequently revoked, suspended, or conditioned or that the Company will be able to obtain the necessary approvals for its future products as they are developed in a timely manner, or at all. If a license, approval, or finding of suitability is required by a regulatory authority and the Company fails to seek or does not receive the necessary license or finding of suitability, the Company may be prohibited from distributing its products for use in the respective jurisdiction or may be required to distribute its products through other licensed entities at a reduced profit to the Company.

EMPLOYEES

    As of October 31, 2000, the Company had approximately 190 full-time equivalent employees. The Company is not subject to collective bargaining agreements with its employees and the Company believes that its relations with its employees are good.

ITEM 2. FACILITIES

    The Company's corporate headquarters is located in Reno, Nevada, in a 41,000 square-foot facility. The lease expires in November 2010 and has a current monthly rent expense of $41,000. The Company also operates two regional facilities: a 5,400 square-foot site in Cleveland, Ohio, and a 1,750 square-foot site in Dallas, Texas, under leases which expire November 2004 and September 2001, respectively. Monthly rent for these facilities is approximately $4,500 and $750, respectively. Additionally, a small research and development facility in Denver, Colorado is leased for $2,200 per month, together with one in San Diego, California, for which the Company does not pay rent.

ITEM 3. LEGAL PROCEEDINGS

    In January 1995, a patent infringement action, FORTUNET, INC. V. BINGO CARD MINDER CORP. AND STUART ENTERTAINMENT, INC., CV-S-95-0008 PMP (RJJ) was filed in the United States District Court, District of Nevada against the Company's wholly owned subsidiary, Bingo Card Minder Corporation ("BCMC"), and an unrelated company, Stuart Entertainment, Inc. ("Stuart"). The complaint alleged that BCMC and Stuart, as individual entities, infringed FortuNet's U.S. Patent No. 4,455,025 (the " '025 Patent"). Additional claims against Stuart were asserted in a second amended complaint. On April 11, 2000, the U.S. Court of Appeals for the Federal Circuit confirmed the rejection by the U.S. Patent & Trademark Office ("PTO") of a majority of the '025 Patent's claims. On June 12, 2000, the Court entered a stipulated order staying the action up to and including September 29, 2000. FortuNet has not pled any specific damages but has pled punitive damages for willful infringement.

    In February 1997, BCMC filed an action, BINGO CARD MINDER CORP. V.
FORTUNET, INC. AND YURI ITKIS., C 97-00698 CAL in the United States District Court Northern District of California, seeking a declaratory judgement that two FortuNet patents, the '025 Patent and U.S. Patent No. 4,624,462 (the " '462 Patent") are invalid, unenforceable, and not infringed by BCMC's TED device.

    In June 1997, a patent infringement action, FORTUNET, INC. V. BINGO TECHNOLOGIES CORPORATION; JOHN A. LARSEN DBA OPPORTUNITY SOFTWARE AND BINGO CARD MINDER CORP., CV-S-97-00778-RLH (LRL), was commenced in the United States District Court, District of Nevada, against Bingo Technologies Corporation ("BTC") John A. Larsen, dba Opportunity Software and BCMC. FortuNet asserts infringement of FortuNet's '462 and '025 Patents. The Company believes, based upon representation of opposing counsel, that the action involves BTC's sale of the "Max-Plus" units.

    In May 1998, FORTUNET, INC. V. BINGO TECHNOLOGIES CORPORATION; JOHN A. LARSEN, DBA OPPORTUNITY SOFTWARE AND BINGO CARD MINDER CORP., CV-S-98-00777-PMP
(LRL) an action for declaratory relief and breach of contract, was filed in the United States District Court, District of Nevada. BTC counterclaimed alleging that FortuNet's "Bingo Star" portable hand-held bingo device infringes
U.S. Patent No. 4,378,940 (the '940 Patent owned by the Company). On
October 27, 1998, in a response to a request for reexamination sponsored by FortuNet, the PTO rejected all 11 claims of the '940 Patent. BTC contested the Examiner's decision. In March 1999, the Patent Office reversed its initial rejection and, on July 20, 1999 issued a certificate confirming the patentability of all 11 claims of the '940 Patent. In May 2000, a second request for reexamination was concluded and the patentability of all 11 claims of the '940 Patent was confirmed.

    On January 22, 2001, the Company and FortuNet agreed to dismiss with prejudice all of the above-referenced actions. In addition, the Company and FortuNet agreed to grant to the other, non-exclusive licenses to practice under the '940, '462, '025, and FortuNet's 4,856,787 patents. The amount to be paid by the Company has been adequately reserved in the accompanying financial statements as of October 31, 2000. Court approval of the dismissals with prejudice of the actions between the Company and FortuNet are pending.

    On June 14, 1999, GAMETECH INTERNATIONAL, INC. V. BETTINA CORPORATION, CV-N-99-00317- (ECR), the Company filed a patent infringement action in the United States District Court, District of Nevada against Bettina Corporation, alleging that Bettina Corporation's "Bingo Magic" portable hand-held device infringes the Company's '940 Patent. Bettina Corporation, in its answer to the complaint, denies all causes of action and has asked the Court to find the '940 Patent invalid, unenforceable and not infringed. A stay of the case was lifted pursuant to stipulation of the parties and order dated August 31, 2000. No trial date has yet been set. The Company intends to pursue the case vigorously.

    On January 6, 2000, the Company was named as a third-party defendant in Cause No. DV-99-3012H, TREND GAMING SYSTEMS, LLC V. HIGHLANDS PTA, ET AL., pending in the 44th District Court of Dallas County, Texas. The lawsuit involves a claim for breach of contract filed by Trend Gaming Systems, LLC ("Trend," a distributor for the Company) against several bingo conductors, and a claim for tortious interference with contract against K&B Sales, Inc. dba Goodtime Bingo ("K&B") and Daniel Hennessy. K&B added the Company as a third-party defendant alleging breach of contract, interference with contract, illegal restraint of trade, and conspiracy to commit tortious interference, and has requested actual and exemplary damages. The bingo conductors also added a third-party claim against the Company, alleging that the Company conspired with Trend to defraud the conductors.

    The underlying dispute between the Company and K&B involves termination of K&B's distributor relationship with the Company. The Company has denied all claims asserted by K&B and has counterclaimed for damages, alleging multiple breaches by K&B of its distribution agreements. The case was set for trial on December 11, 2000, but was continued and a new trial date has not been reset.

    The Company was a defendant in Cause No. GN-001359, TEXAS BINGO SUPPLY V. GAMETECH INTERNATIONAL, INC. AND TREND GAMING SYSTEMS, LLC in the 126th District Court of Travis County, Texas. The Plaintiff is a former distributor of GameTech equipment in Texas. On May 8, 2000, because of multiple breaches of the Distribution Agreement by Texas Bingo Supply, GameTech terminated the agreement. Pursuant to an agreement between the parties, the court signed a judgment on November 22, 2000 dismissing the case with prejudice.

    On February 8, 1999, the Company acquired BTC by entering into a series of agreements including a Stock Purchase Agreement and Escrow Agreement (collectively, the "Acquisition Agreements") with BTC and its stockholders. In connection with the acquisition, BTC's stockholders made certain representations and warranties and a portion of the purchase price was put into escrow to provide for indemnification to the Company in the event of any breaches of these representations and warranties.

    On February 4, 2000, the Company delivered notice that it has certain claims for indemnification against BTC's stockholders for breaches of representations and warranties arising from the acquisition. The Company estimates that its claims exceed the escrow fund and it has requested that no escrow funds be released pending a final determination of its claims. The escrow fund consists of 373,387 shares of the Company's common stock and cash totaling $1,952,211. BTC's stockholders delivered their objections to the escrow on February 24, 2000, objecting to all of the Company's indemnification claims. The parties must make a good faith effort to reach agreements upon the rights of the parties with respect to each claim. The matter is currently pending before the American Arbitration Association.

    The Company is involved in various other legal proceedings arising out of its operations in the ordinary course of its business. The Company does not believe that any of those proceedings will have a material adverse effect on its business, financial condition, or result of operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    Not applicable.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

    The Common Stock is listed for trading and quotation on the NASDAQ National Market System under the symbol "GMTC." The high and low prices of the Company's Common Stock from December 1, 1997 (the date of the Company's initial public offering) through October 31, 2000 is set forth below.

                                                                         GAMETECH
                                                                   INTERNATIONAL, INC.
                                                                       COMMON STOCK
                                                              ------------------------------
                                                                  HIGH              LOW
                                                              ------------      ------------
FISCAL YEAR ENDED OCTOBER 31, 2000
  First Quarter.............................................             5 3/4             3 5/8
  Second Quarter............................................             9 1/2             4 23/32
  Third Quarter.............................................             7                 3 15/16
  Fourth Quarter............................................             4 9/16            3 3/8
FISCAL YEAR ENDED OCTOBER 31, 1999
  First Quarter.............................................             3 3/4             1 15/16
  Second Quarter............................................             4 3/16            2 1/8
  Third Quarter.............................................             7 1/2             2 7/8
  Fourth Quarter............................................             5 1/2             3 3/8
FISCAL YEAR ENDED OCTOBER 31, 1998
  First Quarter.............................................            13                 4 7/16
  Second Quarter............................................             7 7/8             3 1/2
  Third Quarter.............................................             4 5/8             3 1/8
  Fourth Quarter............................................             4 3/16            1 3/8

    As of January 18, 2001, there were 114 stockholders of record of the Company's Common Stock. Shares held by all persons in street name are considered to be one stockholder of record.

    The Company has paid no cash dividends to date and does not anticipate paying any cash dividends on its Common Stock in the foreseeable future. The Company intends to retain its earnings, if any, to finance the expansion of its business and for other general corporate purposes. Any payment of future dividends will be at the discretion of the Board of Directors of the Company and will depend upon, among other factors, the Company's earnings, financial condition, capital requirements, level of indebtedness, contractual restrictions with respect to the payment of dividends, and other considerations that the Board of Directors deems relevant. The Company has a $10 million revolving line of credit with Wells Fargo Bank, N.A., which restricts payment of dividends without the prior consent of the bank.

SALES OF UNREGISTERED SECURITIES DURING THE YEAR ENDED OCTOBER 31, 2000

    On various dates between November 1, 1999 and October 31, 2000, Company employees exercised options, granted in partial compensation for their services to purchase an aggregate of 86,900 shares of Common Stock in private sales for an aggregate consideration of $123,795 in reliance upon Section 4(2) of the Securities Act of 1933, as amended, as transactions not involving a public offering.

ITEM 6. SELECTED FINANCIAL DATA

    The selected statement of income data for the years ended October 31, 1998, 1999, and 2000, and the selected balance sheet data set forth below at October 31, 1999 and 2000, have been derived from the Company's financial statements, which have been audited by Ernst & Young LLP, independent auditors, and are included elsewhere herein. The selected statement of income data for the years ended October 31, 1996 and 1997 and the selected balance sheet data set forth below at October 31, 1996, 1997 and 1998 have been derived from the Company's audited financial statements not included herein. The selected financial data set forth below should be read in conjunction with the Financial Statements and Notes thereto and with "Management's Discussion and Analysis of Financial Condition and Results of Operations," appearing elsewhere in this report.

                                                               YEARS ENDED OCTOBER 31,
                                                 ----------------------------------------------------
                                                   1996       1997       1998       1999       2000
                                                 --------   --------   --------   --------   --------
                                                   (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
STATEMENT OF INCOME DATA:
Revenues.......................................  $ 5,364    $12,578    $16,177    $41,663    $49,695
Cost of revenues...............................    1,615      3,249      5,327     11,590     16,011
                                                 -------    -------    -------    -------    -------
Gross profit...................................    3,749      9,329     10,850     30,073     33,684
Operating expenses:
  General and administrative...................    1,020      1,993      3,646      8,070     12,223
  Sales and marketing..........................      613      1,419      2,564     11,519     12,680
  Research and development.....................      477        547        638      1,152      1,938
  Acquisition related charges..................       --         --         --      1,050         --
                                                 -------    -------    -------    -------    -------
    Total operating expenses...................    2,110      3,959      6,848     21,791     26,841
                                                 -------    -------    -------    -------    -------
Income from operations.........................    1,639      5,370      4,002      8,282      6,843
Interest income (expense) and other............     (275)      (450)     1,368        476        326
Equity in net loss of affiliate................       --       (179)    (2,000)        --         --
                                                 -------    -------    -------    -------    -------
Income before provision for income taxes.......    1,364      4,741      3,370      8,758      7,169
Provision for income taxes.....................      559      1,880      1,300      3,900      3,513
                                                 -------    -------    -------    -------    -------
Net income.....................................  $   805    $ 2,861    $ 2,070    $ 4,858    $ 3,656
                                                 =======    =======    =======    =======    =======
Diluted net income per share(a)................  $  0.11    $  0.43    $  0.20    $  0.42    $  0.30
Shares used in the calculation of diluted net
  income per share(a) (000s)...................    7,071      6,909     10,577     11,683     12,064
Diluted net income per share(c)................     0.09       0.29       0.20       0.42       0.30

BALANCE SHEET DATA:
Cash, cash equivalents and short-term
  investments..................................  $   166    $ 1,020    $25,587    $11,389    $ 7,890
Working capital (deficit)......................   (1,302)      (422)    27,259     12,963     10,701
Total assets...................................    5,794     13,251     42,477     58,803     59,324
Total debt(b)..................................    3,398      4,942        853      4,559      3,584
Total stockholders' equity.....................    1,785      3,976     40,322     51,424     50,030

------------------------

(a) See Note 1 of Notes to Financial Statements included elsewhere herein for information concerning the computation of diluted net income (loss) per share.

(b) Includes convertible subordinated debt to stockholders (including accrued interest) of $1,530,845 and $1,526,000, on October 31, 1996 and 1997,
    respectively, which was converted into Common Stock on November 24, 1997.

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

OVERVIEW

    GameTech has grown rapidly and attributes its growth to the experience of its management team and its ability to provide its customers with a combination of quality electronic bingo units and superior customer service and support. The Company's product line and distribution network were enhanced as a result of its acquisition of BTC on February 8, 1999.

    GameTech generates revenues by installing electronic bingo systems in bingo halls under revenue sharing agreements or by charging fixed rates per bingo session. The Company recognizes revenue as its bingo units are utilized by players. Revenue growth is affected by player acceptance of electronic bingo as an alternative to paper bingo and the Company's ability to expand operations into new markets. Fixed-base bingo units generate greater revenue per unit than hand-held bingo units, but also require a greater initial capital investment. The Company also generates revenues from the sale or lease of its back office management systems.

    The Company installs its electronic bingo systems at no charge to its customers and capitalizes the costs. During fiscal 1998, 1999, and 2000, the Company's capital expenditures were approximately $5.7 million, $8.3 million, and $9.6 million, respectively, almost all of which in 1998 and 1999 and $8.4 million of which in 2000 represented investments in bingo equipment. The Company's cost of revenues consists primarily of the expense of providing customer service, including labor, service-related overhead, and depreciation of the bingo systems installed at customer locations. The Company records depreciation of bingo equipment over a five-year estimated useful life using the straight-line method of depreciation.

RESULTS OF OPERATIONS

    The following table sets forth, for the periods indicated, certain statement of operations data for the Company expressed as a percentage of revenues:

                                                                        YEARS ENDED OCTOBER 31,
                                                                  ------------------------------------
                                                                    1998          1999          2000
                                                                  --------      --------      --------
STATEMENT OF INCOME DATA:
Revenues....................................................       100.0%        100.0%        100.0%
Cost of revenues............................................        32.9          27.8          32.2
                                                                   -----         -----         -----
Gross profit................................................        67.1          72.2          67.8

Operating expenses:
  General and administrative................................        22.5          19.4          24.6
  Sales and marketing.......................................        15.9          27.6          25.5
  Research and development..................................         3.9           2.8           3.9
  Acquisition related charges...............................          --           2.5            --
                                                                   -----         -----         -----
      Total operating expenses..............................        42.3          52.3          54.0
                                                                   -----         -----         -----
Income from operations......................................        24.8          19.9          13.8
Interest income (expense) and other.........................         8.4           1.1           0.7
Equity in net loss of affiliate.............................       (12.4)           --            --
                                                                   -----         -----         -----
Income before provision for income taxes....................        20.8          21.0          14.5
Provision for income taxes..................................         8.0           9.3           7.1
                                                                   -----         -----         -----
Net income..................................................        12.8%         11.7%          7.4%
                                                                   =====         =====         =====

YEAR ENDED OCTOBER 31, 2000 COMPARED TO YEAR ENDED OCTOBER 31, 1999

    REVENUES. The Company generated revenues of $49.7 million for fiscal 2000 versus $41.7 million for fiscal 1999. The 19.2% growth is attributable to a net increase of approximately 7,000 units placed in the current fiscal year, while recognizing a full year of BTC revenues as compared to approximately nine months during fiscal 1999. Additional business in the existing markets in Ohio, Florida, and South Carolina, as well as new markets, significantly contributed to the rise in unit placements from 46,000 to 53,000 at October 31, 1999 and 2000, respectively. These gains were partially offset by competitive pricing pressures and a reduction of the number of bingo halls in Texas that utilized GameTech products in fiscal 2000.

    COST OF REVENUES.  During fiscal 2000, cost of revenues totaled
$16.0 million or 32.2% of revenues compared to $11.6 million or 27.8% of revenues in fiscal 1999. Service costs and depreciation collectively rose
$2.4 million in fiscal 2000 while, as a percent of revenue, they grew to 24.0% from 23.0% in fiscal 1999. This percent of revenue increase is due in part to:
(1) depreciation expense and certain service costs associated with the placement and use of bingo units are fixed costs, and as the Company expands into markets that play a limited number of days each week, those fixed costs, as a percent of revenue, are higher, and (2) costs associated with the loss of business in Texas. In addition, the Company recorded an inventory valuation adjustment of $900,000 in fiscal 2000.

    GENERAL AND ADMINISTRATIVE. Fiscal 2000 general and administrative expenses totaled $12.2 million compared to $8.1 million in fiscal 1999. General and administrative expenses are comprised primarily of costs associated with the Company's executive management and the following departments: finance, legal and compliance, information technology, and human resources. Several significant events contributed to the increased costs: the Company has reserved
$1.1 million in anticipation of settling pending litigation in addition to expending $200,000 in the fourth quarter as the deductible on settlement of a class action lawsuit; the Company has expensed $592,000 related to the relocation of its corporate office to Reno, Nevada, primarily duplicate staffing, relocation, and other employee-related expenses; the Company recorded $628,000 relating to the cost of employment separation for certain key executives during fiscal 2000; the expense for bad debts increased $580,000; and, the recognition of a full year of amortization of goodwill and additional professional fees associated with the Company's acquisition of BTC in the second fiscal quarter of 1999.

    SALES AND MARKETING. Sales and marketing expenses increased $1.2 million in fiscal 2000 compared to the prior year, primarily related to distributor commissions and sales personnel costs. The decline from 27.6% to 25.5% as a percent of revenue in fiscal 2000 resulted from the Company's efficiencies achieved by realignment of its sales force regionally to work in conjunction with distributors to promote its products.

    RESEARCH AND DEVELOPMENT.  Research and development expenses totaled
$1.9 million in fiscal 2000 compared to $1.2 million in fiscal 1999. Costs associated with the development of a new colored hand-held unit, TED 2C, and the addition of engineering personnel primarily compose this increase.

    INTEREST INCOME (EXPENSE). Net interest income totaled $326,000 in fiscal 2000 compared to $390,000 in fiscal 1999. The decline of $64,000 primarily resulted from the Company's use of $5.2 million of cash and short-term investments for the repurchase of treasury stock.

    PROVISION FOR INCOME TAXES. Provision for income taxes decreased $387,000, or 9.9%, to $3.5 million for the year ended October 31, 2000, from $3.9 million for the year ended October 31, 1999. The Company's effective income tax rate was approximately 49.0% in 2000 and 44.5% in 1999. The increase in the effective rate is due to the effect of the non-deductible goodwill from the acquisition of BTC as a percentage of pre-tax income.

YEAR ENDED OCTOBER 31, 1999 COMPARED TO YEAR ENDED OCTOBER 31, 1998

    REVENUES. Revenues increased $25.5 million, or 63.5%, to $41.7 million for the year ended October 31, 1999, from $16.2 million for the year ended
October 31, 1998. This increase is due in part to the acquisition of BTC. Excluding revenue generated from products acquired from BTC, the revenue increase was $5.6 million or 34.6%. The number of units installed at October 31, 1999 was approximately 46,000, 17,500 excluding units resulting from the acquisition of BTC, compared to approximately 13,300 at October 31, 1998.

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

    SALES AND MARKETING. Sales and marketing expenses increased $8.9 million, or 342%, to $11.5 million for the year ended October 31, 1999, from $2.6 million for the year ended October 31, 1998. The increase was primarily due to larger distributor commissions of $6.7 million. The increase in distributor commissions is due primarily to the distributor network acquired from BTC.

    RESEARCH AND DEVELOPMENT. Research and development expenses increased $514,000, or 80.6%, to $1.2 million for the year ended October 31, 1999, from $638,000 for the year ended October 31, 1998. As a percentage of revenues, research and development expenses decreased to 2.8% from 3.9% in the prior period.

    ACQUISITION RELATED CHARGES. The Company recorded a charge in April 1999 in the amount of $1.1 million resulting from the acquisition of BTC and the Company's plan to close and transition its existing Arizona operations to Nevada. Employees from all areas of the Company, including manufacturing, development, and administrative areas, were extended severance agreements. The acquisition related charges were comprised of $637,000 related to accruals for severance costs and non-cancelable operating lease commitments on vacated facilities, and $411,000 in write-offs of existing assets which the Company determined had no on-going value as a result of the acquisition.

    INTEREST INCOME (EXPENSE). Net interest income decreased $978,000 to $390,000 of income for the year ended October 31, 1999, from $1.4 million for the year ended October 31, 1998. The decrease in net interest income was due primarily to the use of approximately $10.0 million of cash in the acquisition of BTC and $5.2 million of cash to retire debt from BTC.

    PROVISION FOR INCOME TAXES.  Provision for income taxes increased
$2.6 million, or 200%, to $3.9 million for the year ended October 31, 1999, from $1.3 million for the year ended October 31, 1998. The Company's effective income tax rate was approximately 44.5% in 1999 and 38.6% in 1998. The rate change is due to the non-deductibility of goodwill that resulted from the acquisition of BTC.

    NET INCOME. As a result of the factors discussed above, net income increased $2.8 million, or 135%, to $4.9 million for the year ended October 31, 1999, from $2.1 million for the year ended October 31, 1998.

LIQUIDITY AND CAPITAL RESOURCES

    Operating activities provided $14.0 million of cash in the year ended October 31, 2000, compared to $9.8 million in the year ended October 31, 1999. The $14.0 million consists primarily of $3.7 million of net income, $10.2 million of depreciation, amortization, and obsolescence provisions offset by changes to operating assets and liabilities. In 1999, the $9.8 million provided by operating activities consisted primarily of net income of $4.9 million and depreciation and amortization of $6.3 million offset by changes to operating assets and liabilities.

    Investing activities used $7.8 million of cash in the year ended
October 31, 2000, compared to $21.2 million of cash in the year ended
October 31, 1999. The $7.8 million consists of $9.6 million of capital expenditures and the payment of $1.3 million associated with the restructuring of a distributor agreement offset by a $3.1 million reduction in short-term investments. In 1999, the $21.2 million used in investing activities consisted primarily of an increase in short-term investments of $2.7 million, capital expenditures of $8.3 million, and the purchase of BTC common stock of $9.8 million.

    The Company used $6.6 million in cash for financing activities in the year ended October 31, 2000, compared to $5.5 million in the year ended October 31, 1999. The $6.6 million used in 2000 is primarily due to $5.2 million used to repurchase common stock and $1.2 million in payments on long-term debt. The $5.5 million used in 1999 reflects primarily the payments on long-term debt assumed in the acquisition of BTC.

    At October 31, 2000, the Company had cash and equivalents and short-term investments totaling $7.9 million. GameTech also has a $10.0 million line of credit (the "Revolving Credit Facility") with Wells Fargo Bank, N.A. ("Wells Fargo"), which has an interest rate based on the prime rate or LIBOR plus 2.0%, at the Company's option, on which there was no outstanding balance at October 31, 2000. The Revolving Credit Facility expires on March 31, 2001. The Company expects to renew the Revolving Credit Facility with similar terms. The Company believes that cash flow from operations and the $7.9 million in cash, cash equivalents, and short-term investments at October 31, 2000, together with funds available under the Revolving Credit Facility, will be sufficient to support its operations and provide for budgeted capital expenditures and liquidity requirements through fiscal 2001. The Company's long-term liquidity requirements will depend on many factors, including, but not limited to, the rate at which the Company expands its business, and whether it does so internally or through acquisitions. In addition, strategic opportunities the Company may pursue will require it to fund its portion of operating expenses of such ventures, and may further require it to advance additional amounts should any partners in such ventures be unable to meet unanticipated capital calls or similar funding events. To the extent that the funds generated from the sources described above are insufficient to fund the Company's activities in the long term, the Company may be required to raise additional funds through public or private financing. No assurance can be given that additional financing will be available or that, if it is available, it will be on terms acceptable to the Company.

INFLATION AND GENERAL ECONOMIC CONDITION

    Although the Company cannot accurately anticipate the effect of inflation on its operations, the Company does not believe that inflation has had, or is likely in the foreseeable future to have, a material effect on its business, results of operations, or financial condition.

YEAR 2000 RISKS

    The Company experienced no significant Year 2000 compliance issues and Year 2000 issues did not have a material effect on its business, results of operations, or financial condition.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

    The Company's Revolving Credit Facility with Wells Fargo is a $10.0 million line of credit with an interest rate based on the prime rate or LIBOR plus 2.0%, at the Company's option. The line of credit expires on March 31, 2001.

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

    SENSITIVITY ANALYSIS. Assuming the Company had a $2.0 million balance outstanding as of October 31, 2000, the rate of interest calculated using the prime rate option would be 9.5%. The Company's monthly interest payment, if the rate stayed constant, would be $15,833. If the prime rate rose to 14%, which assumes an unusually large increase, the Company's monthly payment would be $23,333. A more likely increase of 1% or 2%, given the recent trend of decreasing or relatively low interest rates, would result in a monthly payment of $17,500 or $19,167, respectively. The Company does not believe the risk resulting from such fluctuations is material or that the payment required would have a material effect on cash flow.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

    The financial statements and supplementary data are as set forth in the "INDEX TO FINANCIAL STATEMENTS" on page F-1.

ITEM 9. CHANGES AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    None.

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

(b) Reports on Form 8-K filed during the last quarter of fiscal 2000.
    None

(c) Exhibits are set forth in the "Exhibit Index" on page 25.

(d) Financial Statement Schedules
    See Item 14 (a) (2) above.

RISK FACTORS AND CAUTIONARY STATEMENT FOR PURPOSES OF THE "SAFE HARBOR" PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

FORWARD-LOOKING STATEMENT

    This annual report on Form 10-K contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements relate to analyses and other information, which are based on forecasts of future results and estimates of amounts not yet determinable. These statements also relate to future prospects, developments, and business strategies. These forward-looking statements are identified by their use of terms and phrases such as "anticipate," "believe," "could," "estimate," "expect," "intend," "may," "plan," "predict," "project," "will," and similar terms and phrases, including references to assumptions. The Company does not undertake to update the forward-looking statements to reflect future events or circumstances.

    Such forward-looking statements and GameTech's operations, financial condition, and results of operations involve known and unknown risks and uncertainties. Such risks and factors include, but are not limited to, the effect of changes in economic conditions.

DEPENDENCE ON BINGO AND ELECTRONIC BINGO INDUSTRY

    Future revenues and profits will depend upon continued market acceptance of the Company's products and services, the continued penetration of electronic bingo into bingo halls nationwide, and various other factors, many of which are beyond the control of the Company. For example, while IGRA does not impose limits on prizes that may be offered for bingo games conducted on Indian lands, in substantially all states where charitable bingo is legal, the state imposes limits on prizes on a per game, per session or annual basis. These prize limits for charitable bingo may influence players to limit their spending, which could eventually restrict the Company's ability to grow in the charitable bingo market. Other factors beyond the Company's control include the continued popularity of bingo as a leisure activity and as a means of charitable fundraising. The bingo industry is a mature industry and there can be no assurance that it will not decline in the future due to an increase in competing forms of entertainment including those resulting from developments in on-line gaming and the continued expansion of the legalization of casino gaming (for example, riverboat gaming).

COMPETITION

    The electronic bingo industry is characterized by intense competition based on, among other things, an electronic bingo unit's ability to generate incremental sales for bingo hall operators through product appeal to players, ease of use, ease of serviceability, support and training, distribution, name recognition, and price. Certain of the Company's competitors may have significantly greater financial and technical resources than the Company, as well as more established customer bases and distribution channels, which may allow them to move rapidly into the Company's market and acquire significant market share. Increased competition may result in price reductions, reduced operating margins, conversion from lease to sale of the Company's units, and loss of market share, any of which could materially and adversely affect the Company's business, operating results, or financial condition. Furthermore, the Company's success may benefit existing competitors and induce new competitors to enter the market. The Company has attempted to counter competitive factors by providing superior service and new, innovative, quality products, but there can be no assurance that the Company will continue to be a successful competitor in the electronic bingo industry. In addition, the Company competes with other similar forms of entertainment including casino gaming lotteries.

LIMITED PROTECTION OF INTELLECTUAL PROPERTY RIGHTS; RISK OF LITIGATION

    The Company regards its products as proprietary and relies primarily on a combination of patent law, copyrights, trademarks, trade secret laws, and employee and third-party non-disclosure agreements to protect its proprietary rights. Defense of intellectual property rights can be difficult and costly and there can be no assurance that the Company will be able to protect its technology from misappropriation by competitors. In addition, the protections offered by trademark, copyright and trade secret laws would not prevent a competitor from designing electronic bingo systems having appearance and functionality that closely resemble those of the Company.

    As the number of electronic bingo units in the industry increases and the functionality of these products further overlaps, the Company may become subject to infringement claims, with or without merit, that are brought by competitors. Intellectual property-related claims or litigation can be costly and can result in a significant diversion of management's attention. Any settlement of such claims or adverse determinations in such litigation could also have a material adverse impact on the Company's business and financial condition.

RISKS ASSOCIATED WITH THE COMPANY'S CONTRACTS

    Contracts and agreements with customers generally (i) permit termination by the customers upon relatively short notice; (ii) do not designate the Company as the customer's exclusive electronic bingo system provider; and (iii) do not penalize customers for early termination.

RELIANCE ON TEXAS MARKET

    The concentration of revenues in the Texas market, where approximately 27% of fiscal 2000 revenues were generated, potentially heightens the exposure of regulatory changes that may prevent or impede GameTech from doing business there. Furthermore, the loss of and/or inability of GameTech to find suitable distributors in Texas, where state law requires electronic bingo devices and systems to be placed through a qualified distributor, could cause a material adverse impact on the Company.

DEPENDENCE ON KEY PERSONNEL

    The operations of the Company depend to a great extent on its ability to retain and attract existing and new key personnel. Competition is intense for skilled marketing and product development employees in particular and there can be no assurance that the Company will be successful in attracting and retaining such personnel, or that it can avoid increased costs in order to do so. Although management believes replacement personnel, including persons already employed by the Company, could be found, the loss of key personnel, were the Company unable to hire suitable replacements, or the Company's failure to attract additional qualified employees, could have a material adverse effect on the Company's operating results and financial condition. The loss of key personnel or the failure to attract additional qualified personnel for whatever reason could delay implementation of the Company's business plans.

MANAGEMENT OF GROWTH

    The Company's growth plans will require full use of the Company's current financial, managerial and other resources as well as substantial expansion of those resources. The Company's ability to manage its growth effectively will require it to continue to improve its operational, financial and management information systems and to attract, motivate and train key employees. The Company plans to expand within its existing domestic markets and into foreign and domestic bingo markets in which it has no previous operating experience. There can be no assurance that the Company will be able to maintain profitability or successfully manage the aggressive expansion of its existing and planned business. If the Company's management were unable to manage growth effectively, the Company's business, operating results and financial condition would be materially and adversely affected.

REGULATORY RISKS

    The Company must maintain its existing license and approvals necessary to operate in its existing markets and obtain the necessary licenses, approvals, findings of suitability and product approvals in all additional jurisdictions in which it intends to distribute its products. The licensing and approval processes can involve extensive investigation into the Company and its officers, directors, principal stockholders and products, and can require significant expenditures of time and resources by the Company. The Company must comply with applicable regulations for its activities in any international jurisdictions into which it expands. There can be no assurance that the Company will receive licensing approval, or that approval will come in a timely manner, in the jurisdictions in which it is currently seeking such approval. The regulations relating to company and product licensing are subject to change and other jurisdictions, including the federal government, may elect to regulate or tax bingo. The Company cannot predict the nature of any such changes or their impact on the Company. The loss of a license in a particular state will prohibit the Company from realizing revenues in that state and may prohibit the Company from installing its units in other states. The loss of one or more licenses held by the Company could have an adverse effect on the Company's business.

DEPENDENCE ON SINGLE-SOURCE SUPPLIER FOR PALM TOP UNITS

    The Company currently obtains its Palm Top units from Tidalpower Technologies Inc. ("Tidalpower"), a contract manufacturer in Taiwan. The Company does not have long-term supply contracts with Tidalpower, but rather obtains Palm Top units on a purchase order basis. Although the design of Palm Top units is not unique or proprietary, if Tidalpower ceased doing business with the Company, the Company would need to find a replacement supplier. The Company believes the availability of suppliers is such that a capable replacement for Tidalpower could be found, but not without some risk of delay, and there can be no assurance that the Company would be able to procure, substitute or produce its Palm Top units without a significant interruption or a price increase. Any failure or delay in receiving Palm Top units could have a material adverse effect on the Company's business, financial condition and results of operation.

PROTECTION OF LAW

    The Company's units are operated in many bingo halls located on Indian reservations in the United States. State and federal laws governing the business or other conduct of private citizens generally do not apply to bingo halls that operate on Indian reservations. The Company would therefore have little or no recourse if any Indian tribe operating a particular bingo hall seized the units or barred entry onto the reservation in the event of a contract or other dispute. The Company has the capability to render any units inoperable in the event of such action. However, any seizure of the Company's units is likely to result in a capital loss and loss of revenue to the Company and could, were it to occur on a large scale, have a materially adverse effect on the Company's capital resources.

OPERATIONS ON INDIAN LAND; IGRA

    The Company's operations in Indian gaming halls, which generated approximately 23% of fiscal 2000 revenues, are subject to tribal and federal regulation under IGRA, which established the National Indian Gaming Commission (the "NIGC"). The NIGC has the authority to promulgate rules and regulations to enforce certain aspects of IGRA and to protect tribal interests. Under IGRA, electronic bingo games similar to the Company's have previously been determined by the NIGC to be Class II gaming activities that are subject solely to tribal regulation as approved by the NIGC. The Company believes its electronic bingo systems meet all of the requirements of a Class II game and that the NIGC has the regulatory authority to make final and binding determinations on the classification of the Company's electronic bingo systems. There can be no assurance that the NIGC would classify the Company's electronic bingo systems as Class II games under IGRA. There can be no assurance that the NIGC would not enact future regulations or reinterpret existing regulations in such a manner so as to limit the authority of tribes to self-regulate Class II gaming or to change the definition of Class II gaming in such a manner that the Company's electronic bingo systems are classified as a Class III game under IGRA. If classified as Class III games, the Company's electronic bingo systems would become subject to state regulation through the tribal-state compacts required for Class III games played on Indian lands. In that event, or in the event other federal laws are enacted that would subject the Company's operations on Indian lands to state regulation there can be no assurance the Company could modify its electronic bingo systems so that they could be classified as Class II games, or that the Company could gain the necessary state approval and licenses to continue its operations in Indian gaming halls and such an event could have a material adverse effect on the Company. Any modifications of the Company's electronic bingo systems would also have the additional risk that such modifications would not appeal to customers or be acceptable to the Indian tribes.

CHANGING TECHNOLOGY

    The Company's products utilize hardware components that have been developed primarily for the personal computer industry, which is characterized by rapid technological change and product enhancements. Should any current or potential competitor of the Company succeed in developing a better electronic bingo system, such competitor could be in a position to out perform the Company in its ability to exploit developments in microprocessor, video technology or other multimedia technology. The emergence of an electronic bingo system that is superior to the Company's in any respect could substantially diminish the Company's revenues and limit the Company's ability to grow and thereby have a material adverse effect on the Company's operating results.

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

                      SIGNATURE                                   TITLE                    DATE
                      ---------                                   -----                    ----
                                                       Chief Executive Officer,
                                                         President, Chief Financial
     -------------------------------------------         Officer, Treasurer, and     January 29, 2001
                   Jon L. Whipple                        Director

     -------------------------------------------       Director of Finance and       January 29, 2001
                   Mark F. Wimbush                       Accounting

     -------------------------------------------       Chairman of the Board         January 29, 2001
                  Frederick C. Lane

     -------------------------------------------       Vice-Chairman of the Board    January 29, 2001
                  Richard T. Fedor

     -------------------------------------------       Vice President--Business      January 29, 2001
                    Gary R. Held                         Development and Director

     -------------------------------------------       Director                      January 29, 2001
                  Douglas M. Hayes

     -------------------------------------------       Director                      January 29, 2001
                 Clarence H. Thiesen

                                 EXHIBIT INDEX

EXHIBIT
NUMBER
-------
 23.1                   Consent of Ernst & Young LLP, independent auditors

                          GAMETECH INTERNATIONAL, INC.
                       CONSOLIDATED FINANCIAL STATEMENTS
                  YEARS ENDED OCTOBER 31, 1998, 1999, AND 2000

                                    CONTENTS

                                                                PAGE
                                                              --------
Report of Ernst & Young LLP, Independent Auditors...........    F-2

FINANCIAL STATEMENTS

Consolidated Balance Sheets.................................    F-3
Consolidated Statements of Income...........................    F-4
Consolidated Statements of Redeemable Convertible Preferred
  Stock and Stockholders' Equity............................    F-5
Consolidated Statements of Cash Flows.......................    F-6
Notes to Consolidated Financial Statements..................    F-8

               REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

The Board of Directors and Stockholders
GameTech International, Inc.

    We have audited the accompanying consolidated balance sheets of GameTech International, Inc. as of October 31, 1999 and 2000, and the related consolidated statements of income, redeemable convertible preferred stock and stockholders' equity, and cash flows for each of the three years in the period ended October 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

    In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of GameTech International, Inc. at October 31, 1999 and 2000 and the consolidated results of its operations and its cash flows for each of the three years in the period ended October 31, 2000, in conformity with accounting principles generally accepted in the United States.

                                          Ernst & Young LLP

Reno, Nevada
December 4, 2000

                          GAMETECH INTERNATIONAL, INC.

                          CONSOLIDATED BALANCE SHEETS

               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

                                                                  OCTOBER 31,
                                                              -------------------
                                                                1999       2000
                                                              --------   --------
ASSETS:
Current assets:
  Cash and equivalents......................................  $ 4,554    $ 4,129
  Short-term investments....................................    6,835      3,761
  Accounts receivable, less allowance for doubtful accounts
    of $503 in 1999 and $1,335 in 2000......................    3,652      4,839
  Deposits..................................................      147        606
  Prepaid income taxes......................................       --        947
  Prepaid expenses and other current assets.................      218        407
  Deferred income taxes.....................................    1,557      2,006
                                                              -------    -------
Total current assets........................................   16,963     16,695
Bingo units, furniture and equipment, net...................   21,506     23,289
Intangible assets, including goodwill, less accumulated
  amortization of $2,139 in 1999 and $4,481 in 2000.........   20,334     19,340
                                                              -------    -------
Total assets................................................  $58,803    $59,324
                                                              =======    =======
LIABILITIES AND STOCKHOLDERS' EQUITY:
Current liabilities:
  Accounts payable..........................................  $   550    $ 1,473
  Accrued payroll and related obligations...................      992      1,140
  Acquisition related accrued liabilities...................      552        308
  Other accrued liabilities.................................      554      1,976
  Income taxes payable......................................      107         --
  Current portion of long-term debt.........................    1,245      1,097
                                                              -------    -------
Total current liabilities...................................    4,000      5,994

Long-term debt..............................................    3,314      2,487
Non-current employment obligations..........................       --        277
Deferred income taxes.......................................       65        536

Commitments and contingencies

Stockholders' equity:
  Common stock: $.001 par value; 40,000,000 shares
    authorized; 12,284,323 shares issued and outstanding in
    1999 and 12,371,223 in 2000.............................       12         12
  Capital in excess of par value............................   43,418     43,541
  Retained earnings.........................................   10,863     14,519
  Less: treasury stock, at cost: 774,500 shares in 1999 and
    1,840,725 shares in 2000................................   (2,869)    (8,042)
                                                              -------    -------
Total stockholders' equity..................................   51,424     50,030
                                                              -------    -------
Total liabilities and stockholders' equity..................  $58,803    $59,324
                                                              =======    =======

SEE ACCOMPANYING NOTES.

                          GAMETECH INTERNATIONAL, INC.

                       CONSOLIDATED STATEMENTS OF INCOME

               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

                                                                  YEAR ENDED OCTOBER 31,
                                                           ------------------------------------
                                                              1998         1999         2000
                                                           ----------   ----------   ----------
Revenues.................................................  $   16,177   $   41,663   $   49,695

Operating expenses:
  Cost of revenues.......................................       5,327       11,590       16,011
  General and administrative.............................       3,646        8,070       12,223
  Sales and marketing....................................       2,564       11,519       12,680
  Research and development...............................         638        1,152        1,938
  Acquisition related charges............................          --        1,050           --
                                                           ----------   ----------   ----------
                                                               12,175       33,381       42,852
                                                           ----------   ----------   ----------
Income from operations...................................       4,002        8,282        6,843

Interest income, net.....................................       1,368          390          326
Equity interest in net loss of affiliate.................      (2,000)          --           --
Other income, net........................................          --           86           --
                                                           ----------   ----------   ----------
Income before provision for income taxes.................       3,370        8,758        7,169
Provision for income taxes...............................       1,300        3,900        3,513
                                                           ----------   ----------   ----------
Net income...............................................  $    2,070   $    4,858   $    3,656
                                                           ==========   ==========   ==========
Basic net income per share...............................  $      .22   $      .45   $      .33
                                                           ==========   ==========   ==========
Diluted net income per share.............................  $      .20   $      .42   $      .30
                                                           ==========   ==========   ==========
Shares used in the calculation of net income per share:
  Basic..................................................   9,360,955   10,827,221   11,202,883
                                                           ==========   ==========   ==========
  Diluted................................................  10,577,030   11,683,196   12,063,654
                                                           ==========   ==========   ==========

SEE ACCOMPANYING NOTES.

                          GAMETECH INTERNATIONAL, INC.
     CONSOLIDATED STATEMENTS OF REDEEMABLE CONVERTIBLE PREFERRED STOCK AND
                              STOCKHOLDERS' EQUITY
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

                                         REDEEMABLE                  STOCKHOLDER'S EQUITY
                                         CONVERTIBLE       -----------------------------------------
                                       PREFERRED STOCK         COMMON STOCK
                                     -------------------   ---------------------   CAPITAL IN EXCESS
                                      SHARES     AMOUNT      SHARES      AMOUNT      OF PAR VALUE
                                     --------   --------   ----------   --------   -----------------
Balances at October 31, 1997.......   400,000    $2,835     4,621,491     $ 5           $    36

Common stock issued at initial
  public offering, net of
  $3,420,000 in issuance costs.....        --        --     3,270,000       3            32,571
Conversion of convertible notes
  payable into common stock........        --        --     1,539,351       2             1,537
Conversion of preferred stock into
  common stock.....................  (400,000)   (2,835)      400,000      --             2,835
Issuance of common stock upon
  exercise of stock options........        --        --       295,384      --               138
Repurchase of common stock for
  treasury.........................        --        --            --      --                --
Net income.........................        --        --            --      --                --
                                     --------    ------    ----------     ---           -------
Balances at October 31, 1998.......        --        --    10,126,226      10            37,117

Common stock issued for acquisition
  of Bingo Technologies
  Corporation......................        --        --     1,866,938       2             6,066
Issuance of common stock upon
  exercise of stock options........        --        --       291,159      --               235
Repurchase of common stock for
  treasury.........................        --        --            --      --                --
Net income.........................        --        --            --      --                --
                                     --------    ------    ----------     ---           -------
Balances at October 31, 1999.......        --        --    12,284,323      12            43,418

Issuance of common stock upon
  exercise of stock options........        --        --        86,900      --               123
Repurchase of common stock for
  treasury.........................        --        --            --      --                --
Net income.........................        --        --            --      --                --
                                     --------    ------    ----------     ---           -------
Balances at October 31, 2000.......        --    $   --    12,371,223     $12           $43,541
                                     ========    ======    ==========     ===           =======

                                          STOCKHOLDER'S EQUITY
                                     -------------------------------
                                                   TREASURY STOCK
                                     RETAINED   --------------------
                                     EARNINGS    SHARES      AMOUNT     TOTAL
                                     --------   ---------   --------   --------
Balances at October 31, 1997.......  $ 3,935           --   $    --    $ 3,976
Common stock issued at initial
  public offering, net of
  $3,420,000 in issuance costs.....       --           --        --     32,574
Conversion of convertible notes
  payable into common stock........       --           --        --      1,539
Conversion of preferred stock into
  common stock.....................       --           --        --      2,835
Issuance of common stock upon
  exercise of stock options........       --           --        --        138
Repurchase of common stock for
  treasury.........................       --      755,400    (2,810)    (2,810)
Net income.........................    2,070           --        --      2,070
                                     -------    ---------   -------    -------
Balances at October 31, 1998.......    6,005      755,400    (2,810)    40,322
Common stock issued for acquisition
  of Bingo Technologies
  Corporation......................       --           --        --      6,068
Issuance of common stock upon
  exercise of stock options........       --           --        --        235
Repurchase of common stock for
  treasury.........................       --       19,100       (59)       (59)
Net income.........................    4,858           --        --      4,858
                                     -------    ---------   -------    -------
Balances at October 31, 1999.......   10,863      774,500    (2,869)    51,424
Issuance of common stock upon
  exercise of stock options........       --           --        --        123
Repurchase of common stock for
  treasury.........................       --    1,066,225    (5,173)    (5,173)
Net income.........................    3,656           --        --      3,656
                                     -------    ---------   -------    -------
Balances at October 31, 2000.......  $14,519    1,840,725   $(8,042)   $50,030
                                     =======    =========   =======    =======

SEE ACCOMPANYING NOTES.

                          GAMETECH INTERNATIONAL, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (IN THOUSANDS)

                                                                  YEAR ENDED OCTOBER 31,
                                                              ------------------------------
                                                                1998       1999       2000
                                                              --------   --------   --------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income..................................................  $  2,070   $  4,858   $ 3,656
Adjustments to reconcile net income to net cash provided by
  operating activities:
  Depreciation, amortization and obsolescence...............     2,612      6,347    10,214
  Loss on disposal of assets................................        --         --       171
  Accrued interest payable to officers......................        13         --        --
  Deferred income taxes.....................................      (215)      (207)       22
  Equity interest in net loss of affiliate..................     2,000         --        --
  Changes in operating assets and liabilities:
    Accounts receivable, net................................      (526)      (470)   (1,187)
    Deposits................................................       (58)        24      (459)
    Prepaid income taxes....................................        --         --      (947)
    Prepaid expenses and other current assets...............      (243)       120        66
    Accounts payable........................................       (78)    (1,665)      923
    Accrued payroll and related obligations.................       (67)       471       148
    Acquisition related accrued liabilities.................        --        552      (244)
    Other accrued liabilities...............................      (157)       250     1,422
    Income taxes payable....................................       (92)      (452)     (107)
    Non-current employment obligations......................        --         --       277
                                                              --------   --------   -------
Net cash provided by operating activities...................     5,259      9,828    13,955

CASH FLOWS FROM INVESTING ACTIVITIES:
Decrease (increase) in short-term investments...............    (4,102)    (2,733)    3,074
Capital expenditures for bingo units, furniture and
  equipment.................................................    (5,683)    (8,341)   (9,614)
Purchase of common stock of Bingo Technologies Corporation,
  net of cash acquired......................................        --     (9,790)       --
Investment in and advances to affiliate.....................    (1,474)        --        --
Intangible assets...........................................      (225)      (375)   (1,290)
                                                              --------   --------   -------
Net cash used in investing activities.......................   (11,484)   (21,239)   (7,830)

                          GAMETECH INTERNATIONAL, INC.

                                 (IN THOUSANDS)

                                                                  YEAR ENDED OCTOBER 31,
                                                              ------------------------------
                                                                1998       1999       2000
                                                              --------   --------   --------
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from short-term borrowings from bank...............  $    --    $10,591     $4,019
Payments on short-term notes payable and borrowings from
  bank......................................................     (550)   (15,304)    (4,019)
Payments on long-term debt..................................   (2,866)      (645)    (1,155)
Payments for buy out of distributorship agreement...........     (448)      (338)      (345)
Proceeds from sales of common stock.........................   32,712        235        123
Payments for repurchase of common stock for treasury........   (2,810)       (59)    (5,173)
Deferred offering costs.....................................      652         --         --
                                                              -------    -------     ------
Net cash provided by (used in) financing activities.........   26,690     (5,520)    (6,550)
                                                              -------    -------     ------
Net increase (decrease) in cash and equivalents.............   20,465    (16,931)      (425)
Cash and equivalents at beginning of year...................    1,020     21,485      4,554
                                                              -------    -------     ------
Cash and equivalents at end of year.........................  $21,485    $ 4,554     $4,129
                                                              =======    =======     ======
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid for interest....................................  $    66    $   286     $  223
                                                              =======    =======     ======
  Cash paid for income taxes................................  $ 1,607    $ 4,523     $4,404
                                                              =======    =======     ======
SUPPLEMENTAL SCHEDULE OF NON-CASH TRANSACTIONS:
  Conversion of redeemable convertible preferred stock to
    common stock............................................  $ 2,835    $    --     $   --
                                                              =======    =======     ======
  Conversion of convertible notes payable to common stock...  $ 1,539    $    --     $   --
                                                              =======    =======     ======
  Acquisition of capitalized software in exchange for note
    payable.................................................  $    --    $    --     $  525
                                                              =======    =======     ======
  In connection with the Bingo Technologies Corporation
    acquisition, the Company assumed liabilities as follows:
    Fair value of assets acquired...........................  $    --    $28,331     $   --
    Cash paid for the acquisition (including acquisition
      costs)................................................       --     (9,964)        --
                                                              -------    -------     ------
    Liabilities assumed, and common stock and notes payable
      issued to seller......................................  $    --    $18,367     $   --
                                                              =======    =======     ======

SEE ACCOMPANYING NOTES.

                          GAMETECH INTERNATIONAL, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        OCTOBER 31, 1998, 1999, AND 2000

1. BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

BINGO UNITS, FURNITURE AND EQUIPMENT

    Bingo units, furniture and equipment are stated at cost and depreciated using the straight-line method over the estimated useful lives of the assets. The estimated useful lives are as follows:

Installed bingo units.......................................  5 years
Office furniture and equipment..............................  5-7 years
Leasehold improvements......................................  10 years

SUPPLIER DEPENDENCE

    Certain of the Company's bingo units are purchased from only one supplier. Any interruption in this supply source could impact the Company's ability to meet customer demand and in turn adversely affect future operating results.

INTANGIBLE ASSETS

    Goodwill, resulting primarily from the acquisition of Bingo Technologies Corporation (Note 2), is being amortized on a straight-line basis over twelve years and amounted to $18,947,000 and $17,168,000, net of accumulated amortization, at October 31, 1999 and 2000, respectively. Goodwill amortization expense in fiscal years 1998, 1999, and 2000 was $58,000, $1,415,000 and
$1,779,000, respectively. Other intangibles, consisting of capitalized software, distribution agreements, and copyrights are being amortized over the respective useful lives of the assets ranging from three to five years. Amortization expense related to the other intangibles in fiscal years 1998, 1999, and 2000 was $213,000, $458,000, and $775,000, respectively.

                          GAMETECH INTERNATIONAL, INC.

1. BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED) INVESTMENT IN JOINT VENTURE

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

REVENUE RECOGNITION

    Revenues are recognized as machines are played and are based on either a percentage of gaming revenues earned per bingo unit at customer locations or a fixed rate per bingo session as defined in individual contracts.

INCOME TAXES

    The Company accounts for income taxes under the provisions of Statement of Financial Accounting Standard No. 109, ACCOUNTING FOR INCOME TAXES.

ADVERTISING COSTS

    Advertising costs are expensed as incurred. Advertising costs during the fiscal years 1998, 1999 and 2000 were not material.

STOCK BASED COMPENSATION

    The Company grants stock options for a fixed number of shares to certain employees with an exercise price equal to or greater than the fair value of the shares at the date of grant. The Company has elected to follow APB No. 25, ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES, in accounting for its employee stock options because the Company believes that the alternative fair value accounting under SFAS No. 123, ACCOUNTING AND DISCLOSURE OF STOCK-BASED COMPENSATION, requires the use of option valuation models that were not developed for use in valuing employee stock options. Under APB 25, because the exercise price of the Company's employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized.

                          GAMETECH INTERNATIONAL, INC.

1. BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED) NET INCOME PER SHARE

    Net income per share is computed in accordance with Statement of Financial Accounting Standards No. 128, EARNINGS PER SHARE, which requires companies to present both basic and diluted net income per share. Basic earnings per share is based solely upon the weighted average number of common shares outstanding and excludes any dilutive effects of options, warrants and convertible securities. Diluted earnings per share are based upon the weighted average number of common shares and common-share equivalents outstanding during the year. The difference between basic and diluted earnings per share is attributable to stock options, redeemable convertible preferred stock, and convertible notes payable to officers.

CONCENTRATIONS OF CREDIT RISK

    Financial instruments, which potentially subject the Company to concentration of credit risk, consist primarily of cash and cash-equivalents, short-term investments, and trade receivables. Cash equivalents and short-term investments are investment-grade, short-term debt instruments, primarily corporate bonds and money market accounts, all of which are maintained with high credit quality financial institutions. Cash and cash equivalents are in excess of FDIC insurance limits.

    In the normal course of business, the Company provides credit terms to its customers. Accordingly, the Company performs ongoing credit evaluations of its customers and maintains allowances for possible losses which, when realized, have been within the range of management's expectations. The Company's customer base consists primarily of Native American reservation gaming halls, casinos, and charity bingo operations located throughout the United States. Although the Company is directly affected by the financial and operational well being of the companies in this industry, management does not believe significant credit risk exists at present beyond the amounts reserved for doubtful accounts.

    No single customer comprised more than ten percent of total revenues during fiscal years 1998, 1999 and 2000.

FAIR VALUES OF FINANCIAL INSTRUMENTS

    The carrying amounts reported in the consolidated balance sheets for cash and cash equivalents, short-term investments, accounts receivable, accounts payable, and accrued liabilities approximate fair value because of the immediate or short-term maturity of these financial instruments. The fair value of bank credit lines is determined using current applicable interest rates as of the balance sheet dates, and approximate the carrying value of such debt because the underlying instruments are variable subject to any increases or decreases in the bank's prime rate or LIBOR. The fair value of notes payable is not practicable to determine because the amounts are owed to former BTC shareholders (Note 2), do not bear interest, and there is no market for these securities.

NEW ACCOUNTING PRONOUNCEMENTS

    In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended, which establishes accounting and reporting standards for derivative instruments, including derivative instruments embedded in other contracts, and for hedging activities. SFAS
No. 133 is required to be adopted in fiscal years beginning after June 15, 2000. This statement is not expected to affect the Company as the Company currently does not engage or plan to engage in derivative instruments or hedging activities.

                          GAMETECH INTERNATIONAL, INC.

1. BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
    In December 1999, the SEC issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" ("SAB No. 101"), which summarizes certain of the SEC staff's views in applying generally accepted accounting principles to revenue recognition in financial statements. The Company will be required to adopt the accounting provisions of SAB No. 101 during its fiscal year ending October 31, 2001. The Company is currently evaluating the impact of adopting SAB No. 101, but the Company does not believe that the implementation of SAB
No. 101 will have a significant effect on its results of operations.

2. ACQUISITION OF BINGO TECHNOLOGIES CORPORATION

    On February 8, 1999, the Company purchased all of the outstanding common stock of Bingo Technologies Corporation ("BTC"), pursuant to a Stock Purchase Agreement. The total purchase price for the acquisition of BTC was approximately $20.1 million, comprised of $10.0 million in cash, 1,866,938 shares of the Company's common stock with a fair market value of $6.1 million, and promissory notes totaling $4.0 million payable to BTC's stockholders. The acquisition was accounted for in accordance with the purchase method of accounting and, accordingly, the net assets acquired were included in the Company's consolidated balance sheet based upon their estimated fair values on the date of the acquisition. The Company's consolidated statements of income include the revenues and expenses of the acquired business after the effective date of the transaction.

    A summary of the purchase price allocation as of October 31, 1999 for the acquisition is as follows (in thousands):

Acquired assets:
    Cash acquired...........................................  $   174
    Accounts receivable.....................................    1,505
    Prepaid expenses and other current assets...............       49
    Bingo units, furniture and equipment....................    5,092
    Intangible assets.......................................      212
    Goodwill................................................   20,057
    Deferred income taxes...................................    1,242

Assumed liabilities:
    Notes payable to shareholders and outstanding balance on
      Bank Lines of Credit..................................   (4,713)
    Long-term debt..........................................     (640)
    Accounts payable and accrued liabilities................   (2,436)
    Income taxes payable....................................     (477)
                                                              -------
                                                              $20,065
                                                              =======

                          GAMETECH INTERNATIONAL, INC.

2. ACQUISITION OF BINGO TECHNOLOGIES CORPORATION (CONTINUED)
    The following unaudited pro forma information shows the results of the Company's operations as though the acquisition had occurred as of November 1, 1997 (in thousands):

                                                                YEAR ENDED
                                                                OCTOBER 31,
                                                            -------------------
                                                              1998       1999
                                                            --------   --------
                                                                (UNAUDITED)
Revenues..................................................  $34,102    $47,800
                                                            =======    =======
Net income................................................  $ 2,133    $ 5,003
                                                            =======    =======
Basic net income per share................................  $  0.19    $  0.44
                                                            =======    =======
Diluted net income per share..............................  $  0.17    $  0.41
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

3. BINGO UNITS, FURNITURE AND EQUIPMENT

    Bingo units, furniture and equipment consist of the following (in thousands):

                                                                OCTOBER 31
                                                            -------------------
                                                              1999       2000
                                                            --------   --------
Installed bingo units.....................................  $24,628    $25,827
Bingo units on-hand, primarily used.......................    3,927      5,625
Raw materials and bingo units in-progress.................      937      1,138
Office furniture and equipment............................    2,546      3,319
Leasehold improvements....................................       92        279
                                                            -------    -------
                                                             32,130     36,188
Less accumulated depreciation and amortization............   10,624     12,899
                                                            -------    -------
                                                            $21,506    $23,289
                                                            =======    =======

    "Bingo units on-hand" are transferred to "Installed bingo units" when installed at a customer location, at which time a provision for depreciation is applied toward these units over a five year period. Depreciation is suspended for bingo units during the periods when they are not being rented. Items that are not expected to be re-used are reserved for as obsolete.

    Depreciation expense during the fiscal years ended October 31, 1998, 1999 and 2000 amounted to approximately $2.2 million, $4.5 million and $5.6 million, respectively. In addition, during the fiscal year ended October 31, 2000, the Company reserved $900,000 for bingo units in inventory not expected to be re-used, which amount was estimated based on forecasts of unit placements impacted by expected new product introductions in 2001.

                          GAMETECH INTERNATIONAL, INC.

3. BINGO UNITS, FURNITURE AND EQUIPMENT (CONTINUED)

    Office furniture and equipment includes assets under capital leases amounting to $182,000 and $102,000 at October 31, 1999 and 2000, respectively, net of accumulated amortization of $218,000 and $279,000. Prior to the acquisition of BTC (Note 2), there were no assets under capital leases.

4. CREDIT AGREEMENTS

    Effective April 1, 2000, the Company renewed its revolving line-of-credit agreement with a bank. The maximum amount available under the terms of the agreement is $10.0 million, and borrowings bear interest based on the bank's prime rate or LIBOR plus 2.0 percent, at the Company's option. Interest is payable monthly and the agreement expires on March 31, 2001. The agreement is secured by substantially all of the Company's assets. The agreement contains certain restrictive covenants, which among other things require that specified financial balances and ratios be maintained, and restrict the payment of dividends and the incurrence of additional indebtedness. At October 31, 2000, there was no outstanding balance under the line-of-credit.

5. LONG-TERM DEBT

    Long-term debt consisted of the following:

                                                                       OCTOBER 31,
                                                                  ----------------------
                                                                    1999          2000
                                                                  --------      --------
                                                                      (IN THOUSANDS)
$3.7 million zero interest note payable to a BTC shareholder
  (Note 2) discounted at 5.5 percent per annum. Monthly
  principal and interest payments of $61,000 beginning
  February 1999 are due until the balance is paid in
  full......................................................       $2,843        $2,244
$943,000 zero interest note payable to a BTC shareholder
  (Note 2) discounted at 5. 5 percent per annum. Monthly
  principal and interest payments of $16,000 beginning
  February 1999 are due until the balance is paid in
  full......................................................          728           575
$1.0 million zero interest note related to acquisition of
  electronic video bingo devices distribution routes. Weekly payments of $6,500 are due until the balance is paid in
  full......................................................          515           170
Obligations under capital leases............................          213           132
Other.......................................................          260           463
                                                                   ------        ------
                                                                    4,559         3,584
Less amounts due within one year............................        1,245         1,097
                                                                   ------        ------
                                                                   $3,314        $2,487
                                                                   ======        ======

    Aggregate contractual future principal payments of long-term debt for the years following October 31, 2000 are $1.1 million in fiscal year 2001, $1.0 million in fiscal year 2002, $1.0 million in fiscal year 2003, $361,000 in fiscal year 2004, and $95,000 in fiscal year 2005 and thereafter.

                          GAMETECH INTERNATIONAL, INC.

6. COMMITMENTS AND CONTINGENCIES

LEASES

    The Company leases administrative and manufacturing facilities and certain equipment under non-cancelable operating leases. Rent expense during fiscal years ended October 31, 1998, 1999, and 2000 amounted to approximately $205,000, $580,000, and $645,000, respectively.

    Future minimum lease payments under these leases as of October 31, 2000 are as follows:


2001............................................  $  629,000
2002............................................     525,000
2003............................................     524,000
2004............................................     524,000
2005............................................     488,000
Thereafter......................................   2,507,000
                                                  ----------
                                                  $5,197,000
                                                  ==========

LITIGATION

    The Company is involved in various legal proceedings arising out of its operations in the ordinary course of its business, including various complaints that have been filed alleging patent infringement. The Company does not believe that any of these proceedings will have a material adverse effect on its business, financial condition, or result of operations beyond the amounts recorded in the accompanying financial statements. At October 31, 2000, the Company has recorded $1.1 million in other accrued liabilities for the estimated settlement of specific lawsuits. However, if settlement is not reached and the lawsuits proceed to trial, an unfavorable outcome could have a material adverse effect on the Company's financial position and results of operations.

7. STOCKHOLDERS' EQUITY

STOCK OPTIONS

    In August 1997, the Company adopted the 1997 Incentive Stock Plan (1997
Plan). Under the 1997 Plan, either incentive stock options ("ISO's") or nonqualified stock options ("NSO's") may be granted to employees, directors, and consultants to purchase the Company's stock at an exercise price determined by the Board of Directors at the date of grant. ISO's may be granted only to employees at an exercise price that equals or exceeds the fair value of such shares on the date such option is granted. The options generally have a term of ten years and vesting periods are determined at the discretion of the Board of Directors. The Company has reserved 4,000,000 shares of common stock for issuance under the 1997 Plan, which included options granted during the twelve months immediately preceding the adoption of the 1997 Plan. At October 31, 2000, options to purchase 1,849,826 shares of common stock were outstanding at exercise prices ranging from $0.01 to $6.06 per share under the 1997 Plan. In addition, at October 31, 2000, 1,722,115 shares of common stock were available for future grants under the 1997 Plan.

                          GAMETECH INTERNATIONAL, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

7. STOCKHOLDERS' EQUITY (CONTINUED)

    On July 9, 1998, the Company canceled 66,500 options held by certain employees issued under the 1997 Plan with an exercise price per share of $11.00 and granted 66,500 options with an exercise price per share of $4.00 to the same employees. The new options started a new vesting schedule from the new date of grant.

    Pro forma information regarding net income and earnings per share is required by SFAS No. 123, and has been determined as if the Company had accounted for its employee stock options under the fair value method of that statement. The fair value for these options was estimated at the date of grant using a Black-Scholes pricing model with the following assumptions:

YEAR ENDED OCTOBER 31,                               1998       1999       2000
----------------------                             --------   --------   --------
Risk-free interest rate..........................    4.75%      6.20%      6.00%
Dividend yield...................................       0%         0%         0%
Expected volatility..............................   1.022%     0.813%     0.749%
Expected life....................................  5 years    4 years    8 years

    The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options, which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company's employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of the Company's employee stock options.

    For purpose of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options vesting period. The Company's pro forma information follows:

YEAR ENDED OCTOBER 31,                         1998        1999         2000
----------------------                       --------   ----------   ----------
Pro forma net income.......................  $938,000   $4,593,000   $3,106,000
Pro forma net income per basic share.......      0.10         0.42         0.28
Pro forma net income per diluted share.....      0.09         0.39         0.26

                          GAMETECH INTERNATIONAL, INC.

7. STOCKHOLDERS' EQUITY (CONTINUED)
    A summary of the Company's stock option activity, and related information is presented below:

                                                          YEAR ENDED OCTOBER 31,
                                   ---------------------------------------------------------------------
                                           1998                    1999                    2000
                                   ---------------------   ---------------------   ---------------------
                                               WEIGHTED-               WEIGHTED-               WEIGHTED-
                                   NUMBER OF    AVERAGE    NUMBER OF    AVERAGE    NUMBER OF    AVERAGE
                                    SHARES     EXERCISE     SHARES     EXERCISE     SHARES     EXERCISE
                                   (OPTIONS)     PRICE     (OPTIONS)     PRICE     (OPTIONS)     PRICE
                                   ---------   ---------   ---------   ---------   ---------   ---------
Outstanding at beginning of
  year...........................  1,447,384     $ .84     1,928,000     $2.78     1,754,441     $2.64
Granted..........................    863,000      5.22       847,000      3.20       255,285      5.35
Forfeited........................    (87,000)     9.74      (729,400)     4.39       (73,000)     4.05
Exercised........................   (295,384)      .47      (291,159)     . 81       (86,900)     1.42
                                   ---------               ---------               ---------
Outstanding at end of year.......  1,928,000      2.78     1,754,441      2.64     1,849,826      3.02
                                   =========    ======     =========    ======     =========    ======
Exercisable at end of year.......  1,016,667     $1.48     1,068,841     $2.30     1,192,701     $2.57
                                   =========    ======     =========    ======     =========    ======
Weighted average fair value of
  options granted during the
  year...........................          $4.78                   $1.98                   $4.06
                                           ----                    ----                    ----
                                           ----                    ----                    ----

    The following table summarizes information regarding stock options outstanding and exercisable at October 31, 2000:

                                  OPTIONS OUTSTANDING               OPTIONS EXERCISABLE
                        ----------------------------------------   ---------------------
                                       WEIGHTED-       WEIGHTED-               WEIGHTED-
                                        AVERAGE         AVERAGE                 AVERAGE
      RANGE OF                         REMAINING       EXERCISE                EXERCISE
   EXERCISE PRICES       NUMBER     CONTRACTUAL LIFE     PRICE      NUMBER       PRICE
---------------------   ---------   ----------------   ---------   ---------   ---------
     $.01--$.16             7,500        5.25            $   .11       7,500     $.11
    $1.00--$1.10          671,091        6.01               1.03     671,091     1.03
    $2.25--$4.13          757,950        8.26               3.22     255,825     3.22
    $4.75--$6.06          413,285        8.02               5.88     283,285     6.00
                        ---------                                  ---------
                        1,849,826                        $  3.02   1,217,701     $2.64
                        =========                        =======   =========    ========

    The range of exercise prices of stock options outstanding and their weighted average remaining contractual life at October 31, 2000, were $.01 to $6.06 per share and 7.32 years, respectively.

8. ACQUISITION RELATED CHARGES

    The Company recorded a charge in April 1999 in the amount of $1.1 million resulting from the acquisition of BTC (Note 2) and the Company's plan to close and transition its existing Arizona operations to Nevada. Employees from all areas of the Company, including manufacturing, development, and administrative areas, were extended severance agreements. The acquisition related charges were comprised of $637,000 related to accruals for severance costs and non-cancelable operating lease commitments on vacated facilities, and $411,000 in write-offs of existing assets which the Company determined had no ongoing value as a result of the acquisition. Of the total accruals, $552,000 and $308,000 remained unpaid as of October 31, 1999 and 2000, respectively.

                          GAMETECH INTERNATIONAL, INC.

9. INCOME TAXES

    The income tax provisions consist of the following (in thousands):

                                                        YEAR ENDED OCTOBER 31,
                                                 ------------------------------------
                                                   1998          1999          2000
                                                 --------      --------      --------
Current:
  Federal......................................   $1,243        $3,417        $2,927
  State........................................      272           690           564

Deferred:
  Federal......................................     (191)         (182)           19
  State........................................      (24)          (25)            3
                                                  ------        ------        ------
                                                  $1,300        $3,900        $3,513
                                                  ======        ======        ======

The significant components of the Company's deferred income tax assets and liabilities at October 31, 1999 and 2000 are as follows (in thousands):

                                                             OCTOBER 31, 2000
                                                          ----------------------
                                                          CURRENT    NON-CURRENT
                                                          --------   -----------
Deferred income tax assets:
  Amortization of intangible assets.....................   $   --      $   844
  Various accruals......................................    2,006           --
                                                           ------      -------
    Total deferred income tax assets....................    2,006          844

Deferred income tax liability:
  Depreciation..........................................       --       (1,380)
                                                           ------      -------
Net deferred income tax asset (liability)...............   $2,006      $  (536)
                                                           ======      =======

                                                             OCTOBER 31, 1999
                                                          ----------------------
                                                          CURRENT    NON-CURRENT
                                                          --------   -----------
Deferred income tax assets:
  Amortization of intangible assets.....................   $   --       $  828
  Various accruals......................................    1,557           --
                                                           ------       ------
    Total deferred income tax assets....................    1,557          828

Deferred income tax liability:
  Depreciation..........................................       --         (893)
                                                           ------       ------
Net deferred income tax asset (liability)...............   $1,557       $  (65)
                                                           ======       ======

                          GAMETECH INTERNATIONAL, INC.

9. INCOME TAXES (CONTINUED)
The differences between the Company's provision for income taxes as presented in the accompanying statements of income and provision for income taxes computed at the federal statutory rate is comprised of the items shown in the following table as a percentage of pre-tax earnings:

                                                              YEAR ENDED OCTOBER 31,
                                                       ------------------------------------
                                                         1998          1999          2000
                                                       --------      --------      --------
Income tax provision at the statutory rate...........    34.0%         34.0%         34.0%
State income taxes, net of federal benefit...........     4.2           5.4           5.2
Goodwill amortization................................      --           4.8           8.3
Other, net...........................................     0.4            .3           1.5
                                                         ----          ----          ----
                                                         38.6%         44.5%         49.0%
                                                         ====          ====          ====

10. NET INCOME PER SHARE

A reconciliation of the shares used in the basic and fully diluted net income per share calculations is:

                                                  YEAR ENDED OCTOBER 31,
                                           ------------------------------------
                                              1998         1999         2000
                                           ----------   ----------   ----------
Basic....................................   9,360,955   10,827,221   11,202,883
Effect of dilutive securities:
  Stock options..........................   1,083,509      855,975      860,771
  Convertible notes payable to
    officers.............................      99,957           --           --
  Redeemable convertible preferred
    stock................................      32,609           --           --
                                           ----------   ----------   ----------
Diluted..................................  10,577,030   11,683,196   12,063,654
                                           ==========   ==========   ==========

11. VALUATION AND QUALIFYING ACCOUNTS

                                                                 ADDITIONS     DEDUCTIONS
                                                   BALANCE AT    CHARGED TO   (WRITE-OFFS,
                                                  BEGINNING OF   COSTS AND       NET OF       BALANCE AT
DESCRIPTION                                          PERIOD       EXPENSES    COLLECTIONS)   END OF PERIOD
-----------                                       ------------   ----------   ------------   -------------
Year ended October 31, 1998:
  Deducted from asset accounts:
    Allowance for doubtful accounts.............      $164         $  180          $(295)       $   49

Year ended October 31, 1999:
  Deducted from asset accounts:
    Allowance for doubtful accounts.............      $ 49         $  725          $(271)       $  503

Year ended October 31, 2000:
  Deducted from asset accounts:
    Allowance for doubtful accounts.............      $503         $1,308          $(476)       $1,335

                          GAMETECH INTERNATIONAL, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

12. QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

Summarized unaudited quarterly financial information for the years 2000 and 1999 are noted below (in thousands, except per share amounts):

                                                   1ST QUARTER   2ND QUARTER   3RD QUARTER   4TH QUARTER
                                                   -----------   -----------   -----------   -----------
Fiscal year 2000
  Net revenues...................................    $13,177       $12,583       $11,922       $12,013
  Gross margin...................................      9,598         8,849         8,246         6,991
  Income (loss) from operations..................      3,444         3,354         2,200        (2,155)
  Net income (loss)..............................      1,969         1,937         1,183        (1,433)
  Basic net income (loss) per share..............        .17           .17           .11          (.13)
  Diluted net income (loss) per share............        .16           .16           .10          (.13)

    During the fourth quarter ended October 31, 2000, the Company recorded the following expenses:

    - An inventory valuation adjustment of $900,000 was charged to cost of revenues.

    - Approximately $1.1 million was charged to general and administrative expenses as the estimated settlement of three lawsuits.

    - The Company's corporate office was relocated to Reno, Nevada, at a cost of $592,000, charged to general and administrative expense.

    - The Company's Chief Executive Officer and another executive resigned and were extended severance packages. Under these packages, a total of $628,000 will be paid by the Company by September 2002. This amount was charged to general and administrative expense.

    - The reserve for bad debts was increased $580,000, and charged to general and administrative expense.

                                                   1ST QUARTER   2ND QUARTER   3RD QUARTER   4TH QUARTER
                                                   -----------   -----------   -----------   -----------
Fiscal year 1999
  Net revenues...................................     $4,534       $11,344       $12,747       $13,038
  Gross margin...................................      2,878         8,266         9,356         9,573
  Income from operations.........................        955         1,162         2,774         3,391
  Net income.....................................        770           562         1,557         1,969
  Basic net income per share.....................        .08           .06           .14           .17
  Diluted net income per share...................        .08           .04           .13           .16