Form 10-Q
period 2001-01-31
GAMETECH INTERNATIONAL INC
filed 2001-03-19
CIK 1045014

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q



(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
          FOR THE QUARTERLY PERIOD ENDED JANUARY 31, 2001

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
   (State or other jurisdiction             (I.R.S. Employer Identification No.)
of incorporation or organization)

                         900 SANDHILL ROAD, RENO, NEVADA
                                      89511
                    (Address of principal executive offices)
                                   (Zip code)

Registrant's telephone number, including area code: (775) 850-6100

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [|X|] No [ ]

         On March 7, 2001 the registrant had 10,513,498 outstanding shares of its Common Stock, par value $.001 per share.

                          GAMETECH INTERNATIONAL, INC.

                                      INDEX


                                                                                                             Page No.
Part I.   Financial Information:

  Item 1. Financial Statements  (Unaudited)

          Condensed Consolidated Balance Sheets
             January 31, 2001 and October 31, 2000 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 3

          Condensed Consolidated Statements of Operations
             Three Months Ended January 31, 2001 and 2000 . . . . . . . . . . . . . . . . . . . . . . . . . . . .4

          Condensed Consolidated Statements of Cash Flows
             Three Months Ended January 31, 2001 and 2000 . . . . . . . . . . . . . . . . . . . . . . . . . . . .5

          Notes to Condensed Consolidated Financial Statements. . . . . . . . . . . . . . . . . . . . . . . . . .6

  Item 2. Management's Discussion and Analysis of Financial Condition and
             Results of Operations. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .6

  Item 3. Quantitative and Qualitative Disclosures about Market Risk . . . . . . . . . . . . . . . . . . . . . . 8

Part II.  Other Information

  Item 1. Legal Proceedings . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .. . . . . . . . . . . .11

  Item 2. Changes in Securities and Use of Proceeds. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .12

  Item 6. Exhibits and Reports on Form 8-K. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 12

Signatures . . . . . . . . . . . . . . . . . . . . . . . . .. . . . . . . . . . . . . . . . . . . . . . . . . . 13

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                          GAMETECH INTERNATIONAL, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)


                                                                                 JANUARY 31,      OCTOBER 31,
                                                                                    2001              2000
                                                                              -----------------------------------
                                                                                (unaudited)
ASSETS:
Current assets:
   Cash and equivalents                                                       $         5,086   $         4,129
   Short-term investments                                                               2,337             3,761
   Accounts receivable, net                                                             4,197             4,839
   Deferred and prepaid income taxes                                                    3,384             2,953
   Other current assets                                                                 1,509             1,013
                                                                              -----------------------------------

Total current assets                                                                   16,513            16,695

Bingo units, furniture and equipment, net                                              22,271            23,289
Intangible and other assets, net                                                       18,711            19,340
                                                                              -----------------------------------
Total assets                                                                  $        57,495   $        59,324
                                                                              ===================================

LIABILITIES AND STOCKHOLDERS' EQUITY:
Current liabilities:
   Accounts payable                                                           $           908   $         1,473
   Bank line of credit                                                                    536                 -
   Other current liabilities                                                            2,899             3,424
   Current portion of long-term debt                                                    1,059             1,097
                                                                              -----------------------------------
Total current liabilities                                                               5,402             5,994

Long-term debt                                                                          2,376             2,764
Deferred income taxes                                                                     536               536

Commitments and contingencies

Stockholders' equity:
   Common stock, $.001 par value: 40,000,000 shares
     authorized; 12,371,223 shares issued and outstanding
     in 2001 and in 2000                                                                   12                12
   Capital in excess of par value                                                      43,541            43,541
   Retained earnings                                                                   13,734            14,519
   Less:  treasury stock, 1,857,725 shares in 2001 and
     1,840,725 shares in 2000, at cost                                                 (8,106)           (8,042)
                                                                              -----------------------------------
Total stockholders' equity                                                             49,181            50,030
                                                                              -----------------------------------
Total liabilities and stockholders' equity                                          $  57,495     $      59,324
                                                                              ===================================



                       See notes to financial statements.

                          GAMETECH INTERNATIONAL, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
              FOR THE THREE MONTHS ENDED JANUARY 31, 2001 AND 2000
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)


                                                                                                     2001            2000
                                                                                                  ------------    ------------
                                                                                                           (unaudited)
Revenues                                                                                          $     11,981    $     13,177

Operating expenses:
   Cost of revenue                                                                                       5,274           3,579
   General and administrative                                                                            3,811           2,275
   Sales and marketing                                                                                   3,987           3,475
   Research and development                                                                                460             404
                                                                                                  ------------    ------------
                                                                                                        13,532           9,733
                                                                                                  ------------    ------------
(Loss) income from operations                                                                           (1,551)          3,444

Interest income and other, net                                                                              70              67
                                                                                                  ------------    ------------

(Loss) income before income tax (benefit) provision                                                     (1,481)          3,511

Income tax (benefit) provision                                                                            (696)          1,542
                                                                                                  ------------    ------------

Net (loss) income                                                                                 $       (785)   $      1,969
                                                                                                  ============    ============
Basic net (loss) income per share                                                                 $      (0.07)   $       0.17
                                                                                                  ============    ============
Diluted net (loss) income per share                                                               $      (0.07)   $       0.16
                                                                                                  ============    ============

Shares used in the calculation of net (loss) income per share:
     Basic                                                                                          10,515,813      11,434,836
                                                                                                  ============    ============
     Diluted                                                                                        10,515,813      12,233,723
                                                                                                  ============    ============



                       See notes to financial statements.

                          GAMETECH INTERNATIONAL, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE THREE MONTHS ENDED JANUARY 31, 2001 AND 2000
                             (DOLLARS IN THOUSANDS)


                                                                                                     2001          2000
                                                                                                  ----------    ----------
                                                                                                        (unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income                                                                                 $     (785)   $    1,969
Adjustments to reconcile net income to net cash provided by
   operating activities:
    Depreciation, amortization and obsolescence                                                        3,726         2,028
    Changes in operating assets and liabilities:
       Accounts receivable, net                                                                          642          (709)
       Prepaid income taxes                                                                             (431)        1,298
       Other current assets                                                                             (496)         (193)
       Accounts payable                                                                                 (565)          209
       Other accrued liabilities                                                                        (525)         (150)
                                                                                                  ----------    ----------

Net cash provided by operating activities                                                              1,566         4,452

CASH FLOWS FROM INVESTING ACTIVITIES:
Decrease in short-term investments                                                                     1,424         2,834
Capital expenditures for bingo units, furniture and equipment                                         (2,079)       (1,392)
Payment on restructuring of distributor agreement                                                       --          (1,275)
Capitalized software development costs                                                                  --             (15)
                                                                                                  ----------    ----------
Net cash (used in) provided by investing activities                                                     (655)          152

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from short-term borrowings from bank                                                          2,327          --
Payments on short-term borrowings from bank                                                           (1,791)         --
Payments on long-term debt                                                                              (341)         (211)
Payments for buy out of distributorship agreement                                                        (85)          (91)
Payments for repurchase of common stock for treasury                                                     (64)         (256)
                                                                                                  ----------    ----------

Net cash provided by (used in) financing activities                                                       46          (558)
                                                                                                  ----------    ----------

Net increase in cash and equivalents                                                                     957         4,046

Cash and equivalents at beginning of period                                                            4,129         4,554
                                                                                                  ----------    ----------

Cash and equivalents at end of period                                                             $    5,086    $    8,600
                                                                                                  ==========    ==========



                       See notes to financial statements.

                          GAMETECH INTERNATIONAL, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                JANUARY 31, 2001
                                   (UNAUDITED)


1. NOTES TO FINANCIAL STATEMENTS

NOTE A. BASIS OF PRESENTATION

         The accompanying unaudited consolidated financial statements as of January 31, 2001 and for the three months ended January 31, 2001 and 2000 have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the Company's financial condition, results of operations and cash flows have been included. The results of operations for the three months ended January 31, 2001 are not necessarily indicative of the results that may be expected for the year ending October 31, 2001. The balance sheet at October 31, 2000 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. For further information refer to the financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended October 31, 2000.

NOTE B. NET INCOME (LOSS) PER SHARE OF COMMON STOCK

         Net income (loss) per share of common stock is computed in accordance with Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings per Share". The calculations of basic and diluted earnings per share for the three months ended January 31, 2000 are the same except for the dilutive effect of outstanding stock options (798,887 shares). There is no effect of outstanding stock options on the calculation of diluted earnings per share for the three months ended January 31, 2001, because their effect would be anti-dilutive.

NOTE C. COMMITMENTS AND CONTINGENCIES

LITIGATION

         The Company is involved in various legal proceedings arising out of its operations in the ordinary course of its business, including various complaints that have been filed alleging patent infringement. The Company does not believe that any of these proceedings will have a material adverse effect on its business, financial condition, or results of operations. However, an unfavorable outcome could have a material adverse effect on the Company's financial position and results of operations.

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

         The Company installs its electronic bingo systems at no charge to its customers and capitalizes the costs. During the three-month periods ended January 31, 2001 and 2000, the Company's capital expenditures were approximately $2.1 million and $1.4 million, respectively, almost all of which represented investments in bingo equipment. The Company's cost of revenues consists primarily of the expenses of providing customer service, including labor, service related overhead and depreciation of the bingo systems installed in customer locations. The Company records depreciation of bingo equipment over a five-year estimated useful life using the straight-line method of depreciation.

RESULTS OF OPERATIONS

THREE MONTHS ENDED JANUARY 31, 2001 COMPARED TO THREE MONTHS ENDED JANUARY 31, 2000

         REVENUES. Revenues decreased $1,196,000, or 9.1%, to $12.0 million for the three months ended January 31, 2001 from $13.2 million for the three months ended January 31, 2000. The decline in revenues was primarily the result of competitive pricing pressures as well as the removal of approximately 1,600 bingo units in the Texas market after the first quarter of fiscal 2000 as a result of canceling a distributor contract with a former distributor. This has been offset by additional unit placements primarily in existing markets, including Alaska, Arizona, California, Florida, Illinois, Nevada, New York, Ohio, South Carolina, and Virginia. However, revenues per unit generated by these additional units are in some cases lower due to fewer bingo sessions played per week. Additionally, revenues declined in the Washington market by approximately $307,000 on a same quarter comparison due to the legislation and expansion of casino-style gaming.

         COST OF REVENUES. Cost of revenues increased $1,695,000, or 47%, to $5.3 million for the three months ended January 31, 2001 from $3.6 million for the three months ended July 31, 2000. The increase in cost of revenues was primarily due to the following factors: (1) inventory valuation adjustments of $1,744,000 recorded for the three months ended January 31, 2001 compared to $105,000 in 2000; and (2) an increase in depreciation charge of $249,000 primarily due to the Company revising its estimate of useful lives for uninstalled units starting with the first quarter of fiscal 2001; offset by (3) a reduction in labor and overhead costs of $186,000. As a percentage of revenues, cost of revenues increased to 44.0% from 27.2% in the prior period; without the effects of the valuation adjustment of $1,744,000, the above mentioned cost of sales would have been approximately 29% of revenue.

         GENERAL AND ADMINISTRATIVE. General and administrative expenses increased $1,536,000, or 67.5%, to $3.8 million for the three months ended January 31, 2001 from $2.3 million for the three months ended January 31, 2000. This growth is primarily attributable to the increase of reserves for doubtful accounts of approximately $450,000 as well as the expense associated with the settlement of disputed customer accounts of approximately $650,000 during the three months ended January 31, 2001 ($199,000 in 2000), as well as an increase in professional fees of approximately $340,000. As a percentage of revenues, general and administrative expenses increased to 31.8% from 17.3% in the prior period.

         SALES AND MARKETING. Sales and marketing expenses increased $512,000, or 14.7%, to $4.0 million for the three months ended January 31, 2001 from $3.5 million for the three months ended January 31, 2000. The increase was primarily due to higher distributor commissions recorded during the quarter ended January 31, 2001, including the settlement of a distributor issue.

         RESEARCH AND DEVELOPMENT. Research and development expenses increased $56,000, or 13.9%, to $460,000 for the three months ended January 31, 2001 from $404,000 for the three months ended January 31, 2000. The Company continues the development of a new color hand-held unit, TED 2C, and continues exploring existing product renovation and new product development. As a percent of revenue, research and development expenses were 3.8% and 3.1% in the 2001 and 2000 periods, respectively.

         PROVISION FOR INCOME TAXES. During the three months ended January 31, 2001, the Company incurred a pre-tax loss and recorded an income tax benefit of $696,000. During the three months ended January 31, 2000, the Company recorded a provision for income taxes of $1,542,000. The Company's effective income tax rate was approximately 47% in 2001 and approximately 44% in 2000.

         NET INCOME (LOSS). As a result of the factors discussed above, a net loss of $0.8 million resulted in the three months ended January 31, 2001, compared to net income of $2.0 million in the three months ended January 31, 2000.

LIQUIDITY AND CAPITAL RESOURCES

         Operating activities provided $1.6 million of cash in the quarter ended January 31, 2001 compared to $4.5 million in the quarter ended January 31, 2000. The $1.6 million consists of $3.7 million of depreciation, amortization and obsolescence, offset by $0.8 million of net loss and a $1.4 million in decreases in operating liabilities, net of increases in operating assets. In 2000, the $4.5 million provided by operating activities consisted primarily of $2.0 million of net income, $2.0 million of depreciation and amortization and $0.5 million in changes to operating assets and liabilities.

         Investing activities used $0.7 million of cash in the quarter ended January 31, 2001, compared to $0.2 million provided in the quarter ended January 31, 2000. The $0.7 million consists of a $1.4 million decrease in short-term investments offset by capital expenditures of $2.1 million. In 2000, the $0.2 million consists of a $2.8 million decrease in short-term investments offset by capital expenditures of $1.4 million and the restructuring of a distributor agreement of $1.3 million.

         Financing activities provided cash of $0.1 million in the quarter ended January 31, 2001 compared to $0.6 million used in the quarter ended January 31, 2000. The $0.1 million consists primarily of $0.5 million of net borrowings under the bank line of credit, offset by payments on long-term obligations of $0.4 million. In 2000, the $0.6 million used in investing activities consists primarily of $0.3 million in long-term obligations repayment and $0.3 million to repurchase treasury stock.

         At January 31, 2001, the Company had cash and equivalents and short-term investments totaling $7.4 million. GameTech also has a $10.0 million line of credit (the "Revolving Credit Facility") with Wells Fargo Bank, N.A. ("Wells Fargo"), which has an interest rate based on the prime rate or LIBOR plus 2.0%, at the Company's option, on which there was a balance of $0.5 million at January 31, 2001. The Revolving Credit Facility expires on April 2, 2001. The Company expects to renew the Revolving Credit Facility on substantially comparable terms. The Company believes that cash flow from operations and the $7.4 million in cash, cash equivalents and short-term investments at January 31, 2001, together with funds available under the Revolving Credit Facility, will be sufficient to support its operations, budgeted capital expenditures, and liquidity requirements through fiscal 2001. However, the Company's long-term liquidity requirements will depend on many factors, including, but not limited to, the rate at which the Company expands its business, whether internally or through acquisitions and strategic alliances. In addition, strategic opportunities the Company may pursue will require it to fund its portion of operating expenses of such ventures, and may further require it to advance additional amounts should any partners in such ventures be unable to meet unanticipated capital calls or similar funding events. To the extent that the funds generated from the sources described above are insufficient to fund the Company's activities in the long term, the Company will be required to raise additional funds through public or private financing. No assurance can be given that additional financing will be available or that, if it is available, it will be on terms acceptable to the Company.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         The Company's Revolving Credit Facility with Wells Fargo is a $10.0 million line of credit with an interest rate based on the prime rate or LIBOR plus 2.0%, at the Company's option. The line of credit will expire on April 2, 2001. The Company expects to renew the Revolving Credit Facility on substantially comparable terms.

         Because the interest rate on the Revolving Credit Facility is variable, the Company's cash flow may be affected by increases in interest rates, in that the Company would be required to pay more interest in the event that both the prime and LIBOR interest rates increase. Management does not, however, believe that any risk inherent in the variable-rate nature of the loan is likely to have a material effect on the Company's interest or available cash. The Company currently maintains a minimal balance on the Revolving Credit Facility. Even if the Company were to additionally draw down on the line prior to its expiration and an increase in both alternate rates occurred, it would not be likely to have a material effect on the Company's interest expense or available cash.

         SENSITIVITY ANALYSIS. Assuming the Company had a $2 million balance outstanding as of January 31, 2001, the rate of interest calculated using the prime rate option would be 9%. The Company's monthly interest payment, if the rate stayed constant would be $15,000. If the prime rate rose to 13%, the Company's monthly payment would be $21,667. An increase of 1% or 2% above the prime rate at January 31, 2001, would give the Company a monthly payment of $16,667 or $18,333, respectively. The Company does not believe the risk resulting from such fluctuations is material nor that the payment required would have a material effect on cash flow.

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

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

         In January 1995, a patent infringement action, FORTUNET, INC, V. BINGO CARD MINDER CORP, AND STUART ENTERTAINMENT, INC., CV-S-95-0008 PMP (RJJ) was filed in the United States District Court, District of Nevada against the Company's wholly owned subsidiary, Bingo Card Minder Corporation ("BCMC"), and an unrelated company, Stuart Entertainment, Inc. ("Stuart"). The complaint alleged that BCMC and Stuart, as individual entities, infringed FortuNet's U.S. Patent No. 4,455,025 (the "'025 Patent"). Additional claims against Stuart were asserted in a second amended complaint. On April 11, 2000, the U.S. Court of Appeals for the Federal Circuit confirmed the rejection by the U.S. Patent & Trademark Office ("PTO") of a majority of the '025 Patent's claims. On June 12, 2000, the Court entered a stipulated order staying the action up to and including September 29, 2000. FortuNet has not pled any specific damages but has pled punitive damages for willful infringement.

         In February 1997, BCMC filed an action, BINGO CARD MINDER CORP. V. FORTUNET, INC. AND YURI ITKIS., C 97-00698 CAL in the United States District Court Northern District of California, seeking a declaratory judgment that two FortuNet patents, the '025 Patent and U.S. Patent No. 4,624,462 (the "'462 Patent") are invalid, unenforceable, and not infringed by BCMC's TED device.

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

         On January 22, 2001, the Company and FortuNet agreed to dismiss with prejudice all of the above-referenced actions. In addition, the Company and FortuNet agreed to grant to the other, non-exclusive licenses to practice under the '940, '462, '025, and FortuNet's 4,856,787 patents. The amount to be paid by the Company was adequately reserved as of October 31, 2000 and subsequently paid. All of the actions between the Company and FortuNet have been dismissed with prejudice.

         On June 14, 1999, GAMETECH INTERNATIONAL, INC. V. BETTINA CORPORATION, CV-N-99-00317- (ECR), the Company filed a patent infringement action in the United States District Court, District of Nevada, against Bettina Corporation, alleging that Bettina Corporation's "Bingo Magic" portable hand-held device infringes the Company's '940 Patent. Bettina Corporation, in its answer to the complaint, denies all causes of action and has asked the Court to find the '940 Patent invalid, unenforceable, and not infringed. A stay of the case was lifted pursuant to stipulation of the parties and order dated August 31, 2000. No trial date has yet been set. The Company intends to pursue the case vigorously.

         On January 6, 2000, the Company was named as a third-party defendant in Cause No. DV-99-3012H, TREND GAMING SYSTEMS, LLC V. HIGHLANDS PTA, ET AL., pending in the 44th District Court of Dallas County, Texas. The lawsuit involves a claim for breach of contract filed by Trend Gaming Systems, LLC ("Trend," a distributor for the Company) against several bingo conductors, and a claim for tortious interference with contract against K&B Sales, Inc. dba Goodtime Bingo ("K&B") and Daniel Hennessy. K&B added the Company as a third party defendant alleging breach of contract, interference with contract, illegal restraint of trade, and conspiracy to commit tortious interference, and has requested actual and exemplary damages. The bingo conductors also added a third-party claim against the Company, alleging that the Company conspired with Trend to defraud the conductors.

         The underlying dispute between the Company and K&B involves termination of K&B's distributor relationship with the Company. The Company has denied all claims asserted by K&B and has counterclaimed for damages, alleging multiple breaches by K&B of its distribution agreements. The case was set for trial on December 11, 2000, but was continued and a new trial date has not been reset.

         On February 8, 1999, the Company acquired BTC by entering into a series of agreements including a Stock Purchase Agreement and Escrow Agreement (collectively the "Acquisition Agreements") with BTC and its stockholders. In connection with the acquisition, BTC's stockholders made certain representations and warranties, and a portion of the purchase price was put into escrow to provide for indemnification to the Company in the event of any breaches of these representations and warranties.

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

         Not Applicable

Item 5. Other Information

         Not Applicable

Item 6. Exhibits and Reports on Form 8-K

         a)       Exhibits:

                  Not applicable.

         b)       Reports on Form 8-K:

There were no reports filed on Form 8-K during the quarter ended January 31, 2001.

SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


         SIGNATURE                                   TITLE                              DATE
/s/ JON L. WHIPPLE
-------------------------                   Chief Executive Officer, President,         MARCH 19, 2001
Jon L. Whipple                              (Authorized Officer)                        --------------


/s/ RICHARD M. KELLEY
-------------------------                   Chief Financial Officer, Treasurer          MARCH 19, 2001
Richard M. Kelley                                                                       --------------