Form 10-Q
period 2001-04-30
GAMETECH INTERNATIONAL INC
filed 2001-06-14
CIK 1045014

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

/x/	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED APRIL 30, 2001

or

/ /	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM                TO

COMMISSION FILE NUMBER 000-23401

GAMETECH INTERNATIONAL, INC.
(Exact name of registrant as specified in its charter)

DELAWARE (State of other jurisdiction of incorporation or organization)	33-0612983 (I.R.S. Employer Identification No.)

900 SANDHILL ROAD, RENO, NEVADA
89511
(Address of principal executive offices)
(Zip code)

Registrant's telephone number, including area code: (775) 850-6100

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /x/  No / /

    On June 4, 2001, the registrant had 12,378,723 outstanding shares of its Common Stock, par value $.001 per share.

GAMETECH INTERNATIONAL, INC.

INDEX

Page No.
Part I. Financial Information:
Item 1. Financial Statements (Unaudited)
Condensed Consolidated Balance Sheets
April 30, 2001 and October 31, 2000	3
Condensed Consolidated Statements of Income
Three Months Ended April 30, 2001 and 2000	4
Six Months Ended April 30, 2001 and 2000	4
Condensed Consolidated Statements of Cash Flows
Six Months Ended April 30, 2001 and 2000	5
Notes to Condensed Consolidated Financial Statements	6
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	6
Item 3. Quantitative and Qualitative Disclosures about Market Risk	10
Part II. Other Information
Item 1. Legal Proceedings	11
Item 2. Changes in Securities and Use of Proceeds	12
Item 6. Exhibits and Reports on Form 8-K	12
Signatures	13

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

GAMETECH INTERNATIONAL, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

	April 30, 2001	October 31, 2000
	(unaudited)
ASSETS:
Current assets:
Cash and equivalents	$5,621	$4,129
Short-term investments	2,568	3,761
Accounts receivable, net	5,165	4,839
Deferred and prepaid income taxes	2,501	2,953
Other current assets	1,061	1,013

Total current assets	16,916	16,695
Bingo units, furniture and equipment, net	22,280	23,289
Intangible and other assets, net	18,082	19,340

Total assets	$57,278	$59,324

LIABILITIES AND STOCKHOLDERS' EQUITY:
Current liabilities:
Accounts payable	$639	$1,473
Other current liabilities	2,970	3,424
Current portion of long-term debt	1,059	1,097

Total current liabilities	4,668	5,994
Long-term debt	1,853	2,764
Deferred income taxes	536	536
Commitments and contingencies
Stockholders' equity:
Common stock, $.001 par value: 40,000,000 shares authorized; 12,371,223 shares issued and outstanding in 2001 and in 2000	12	12
Capital in excess of par value	43,541	43,541
Retained earnings	14,764	14,519
Less: treasury stock, 1,855,325 shares in 2001 and 1,840,725 shares in 2000, at cost	(8,096)	(8,042)

Total stockholders' equity	50,221	50,030

Total liabilities and stockholders' equity	$57,278	$59,324

See notes to financial statements.

GAMETECH INTERNATIONAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

THREE MONTHS AND SIX MONTHS ENDED APRIL 30, 2001 AND 2000
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

	Three Months Ended April 30,		Six Months Ended April 30,
	2001	2000	2001	2000
	(Unaudited)		(Unaudited)
Revenues	$12,813	$12,583	$24,794	$25,760
Operating expenses:
Cost of revenue	4,098	3,734	9,372	7,314
General and administrative	2,810	1,939	6,622	4,214
Sales and marketing	3,489	3,110	7,475	6,586
Research and development	456	446	916	850

	10,853	9,229	24,385	18,964

Income from operations	1,960	3,354	409	6,796
Interest income and other, net	31	99	101	166

Income before income tax provision	1,991	3,453	510	6,962
Income tax provision	961	1,516	265	3,058

Net income	$1,030	$1,937	$245	$3,904

Basic net income per share	$0.10	$0.17	$0.02	$0.34

Diluted net income per share	$0.09	$0.16	$0.02	$0.32

Shares used in the calculation of net income per share:
Basic	10,515,898	11,362,787	10,517,075	11,427,787

Diluted	11,181,804	12,364,824	11,047,982	12,328,250

See notes to financial statements.

GAMETECH INTERNATIONAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED APRIL 30, 2001 AND 2000
(DOLLARS IN THOUSANDS)

	2001	2000
	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$245	$3,904
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and obsolescence	5,591	4,135
Changes in operating assets and liabilities:
Accounts receivable, net	(326)	(692)
Other current assets	404	(1,045)
Accounts payable	(834)	583
Other accrued liabilities	(454)	(590)

Net cash provided by operating activities	4,626	6,295
CASH FLOWS FROM INVESTING ACTIVITIES:
Decrease in short-term investments	1,193	5,333
Capital expenditures for bingo units, furniture and equipment	(3,324)	(3,821)
Payment on restructuring of distributor agreement	—	(1,275)
Capitalized software development costs	—	(15)

Net cash (used in) provided by investing activities	(2,131)	222
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from short-term borrowings from bank	2,327	—
Payments on short-term borrowings from bank	(2,327)	—
Payments on long-term debt	(779)	(429)
Payments for buy out of distributorship agreement	(170)	(169)
Proceeds from exercise of stock options	—	1
Payments for repurchase of common stock for treasury	(54)	(1,421)

Net cash used in financing activities	(1,003)	(2,018)

Net increase in cash and equivalents	1,492	4,499
Cash and equivalents at beginning of period	4,129	4,554

Cash and equivalents at end of period	$5,621	$9,053

See notes to financial statements.

GAMETECH INTERNATIONAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

APRIL 30, 2001
(UNAUDITED)

1.  NOTES TO FINANCIAL STATEMENTS

NOTE A. BASIS OF PRESENTATION

    The accompanying unaudited consolidated financial statements as of April 30, 2001 have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three- and six-month periods ended April 30, 2001 are not necessarily indicative of the results that may be expected for the year ending October 31, 2001.

    The balance sheet at October 31, 2000 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

    For further information, refer to the financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended October 31, 2000.

NOTE B. NET INCOME PER SHARE OF COMMON STOCK

    Net income per share of common stock is computed in accordance with Statement of Financial Accounting Standards (SFAS) No. 128 "Earnings per Share." The calculation of the basic and diluted earnings per share is the same except for the dilutive effect of outstanding stock options. The dilution is 665,906 shares and 1,002,037 shares for the three months ended April 30, 2001 and 2000, respectively. The dilution is 530,907 shares and 900,463 shares for the six months ended April 30, 2001 and 2000, respectively.

NOTE C. COMMITMENTS AND CONTINGENCIES

LITIGATION

    The Company is involved in various legal proceedings arising out of its operations in the ordinary course of its business. The Company does not believe that any of these proceedings will have a material adverse effect on its business, financial condition, or results of operations. However, an unfavorable outcome could have a material adverse effect on the Company's business financial condition and results of operations.

    See Item 1, Legal Proceedings, of Part II, Other Information.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    The following discussion should be read in conjunction with the condensed consolidated financial statements and notes thereto included elsewhere in this Form 10-Q.

OVERVIEW

    GameTech installs electronic bingo systems in bingo halls, typically under revenue sharing agreements or at fixed rates per bingo session. The Company recognizes revenue as its bingo units are utilized by players and operators. Revenue growth is affected by player acceptance of electronic bingo as an alternative to paper bingo and the Company's ability to expand operations in existing markets and into new markets. Fixed-base bingo units generate greater revenue per unit than hand-held bingo units, but also require greater initial capital investment.

    The Company typically installs its electronic bingo systems at no charge to its customers and capitalizes the costs. During the six-month periods ended April 30, 2001 and 2000, the Company's capital expenditures were approximately $3.3 million and $3.8 million, respectively, almost all of which represented investments in bingo equipment. The Company's cost of revenues consists primarily of the expenses of providing customer service, including labor, service-related overhead, and depreciation of the bingo systems installed in customer locations. The Company records depreciation of bingo equipment over a five-year estimated useful life using the straight-line method of depreciation.

RESULTS OF OPERATIONS

Three Months Ended April 30, 2001 Compared to Three Months Ended April 30, 2000

    Revenues.  Revenues increased $230,000, or 1.8%, to $12.8 million for the three months ended April 30, 2001 compared to $12.6 million during the comparable prior year period. This increase was the result of additional unit placements and increased revenues, primarily in existing markets, including Alaska, Arizona, California, Colorado, Florida, Illinois, Kentucky, Nebraska, Nevada, New York, Ohio, Oregon, Oklahoma, Pennsylvania, and South Carolina. However, revenues per unit generated by these additional units were lower in some cases due to fewer bingo sessions played per week and competitive pricing pressures. The second quarter of fiscal 2001 experienced a continuing impact of competitive pricing pressures. Approximately 1,600 bingo units were removed in the Texas market during the second quarter of fiscal 2000 as a result of canceling a distributor contract with a former distributor. Revenues declined approximately $190,000 in the Washington market on a comparable quarter comparison due to the legislation and expansion of casino-style gaming.

    Cost of Revenues.  Cost of revenues increased $364,000, or 9.7%, to $4.1 million for the three months ended April 30, 2001 from $3.7 million for the three months ended April 30, 2000.  Cost of revenue as a percent of revenue for the current year quarter was 32% compared to 29.7% for the second quarter of fiscal 2000. The increase in cost of revenues was primarily due to the following: (1) bingo unit depreciation and amortization expenses increased approximately $170,000 primarily due to an increase in the number of bingo units installed, and the Company's revised estimate of useful life for uninstalled units which began in the first quarter of fiscal 2001; and (2) the inventory valuation provision increased approximately $330,000 compared to the prior year as a result of increased bingo unit upgrades and refurbishment expenses; offset by (3) a reduction in operational and service costs of approximately $140,000. As a percentage of revenues, depreciation increased to 11.3% from 10.2% while service and operations decreased to 16.5% from 17.9%.

    General and Administrative.  General and administrative expenses increased $871,000 for the three months ended April 30, 2001 to $2.8 million compared to $1.9 million during the comparable prior year period. The increase was primarily attributable to the following: (1) an increase of approximately $373,000 in the reserve for doubtful accounts; (2) an increase in professional fees, insurance, and compliance of approximately $170,000 principally related to the Company's entry into foreign markets; and (3) administrative, finance, and personnel increases of approximately $125,000 during the three months ended April 30, 2001. As a percentage of revenues, general and administrative expenses increased to 21.9% from 15.4% in the comparable prior year period.

    Sales and Marketing.  Sales, marketing, and commissions expenses increased $379,000, or 12%, to $3.5 million for the three months ended April 30, 2001 from $3.1 million for the three months ended April 30, 2000. This growth was primarily due to an increase in personnel costs as a result of a redefined incentive commission plan and additional personnel. As a percentage of revenues for the three months ended April 30, 2001, sales, marketing, and commissions expenses increased to 27.2% from 24.7% in the comparable prior year period.

    Research and Development.  Research and development expenses were $456,000 for the three months ended April 30, 2001 compared to $446,000 for the three months ended April 30, 2000, an increase of 2.2%. These costs related to new products and product enhancements. As a percentage of revenues, research and development costs were 3.6% in the current period compared to 3.5% in the prior year period.

    Provision for Income Taxes.  The Company's effective income tax rate was approximately 48.3% and 43.9% for the quarters ended April 30, 2001 and 2000, respectively. The increase related to the effect of nondeductible expenses on the lower level of pre-tax income.

Six Months Ended April 30, 2001 Compared to Six Months Ended April 30, 2000

    Revenues.  Revenues were $24.8 million for the six months ended April 30, 2001 compared to $25.8 million for the six months ended April 30, 2000, a decrease of $1.0 million. The decrease was primarily a result of a removal of approximately 1,600 bingo units in Texas due to cancelation of a distributor contract during the second quarter of fiscal 2000, as well as competitive pressures. This was offset by placement of additional bingo units and increased revenues, primarily in existing markets, including Alaska, Arizona, California, Colorado, Florida, Illinois, Nebraska, Nevada, New York, Ohio, Oregon, Pennsylvania, and South Carolina. However, revenues per unit generated by these additional units in some cases were lower due to fewer bingo sessions played per week and competitive pricing pressures. Additionally, revenues declined in the Washington market by approximately $498,000 from the comparable six months due to legislation and expansion of casino-style gaming.

    Cost of Revenues.  Cost of revenues increased approximately $2.1 million to $9.4 million for the six months ended April 30, 2001 from $7.3 million for the six months ended April 30, 2000. Cost of revenue as a percent of revenue for the current six-month period was 37.8% compared to 28.4% for the six months ended April 30, 2000. The increase in cost of revenues was primarily related to (1) an increase in bingo unit depreciation and amortization expense of $440,000, due principally to an increase in the number of bingo units installed and the Company revising its estimate of useful life for uninstalled units beginning in the first quarter of fiscal 2001; and (2) the inventory reserve provision increased approximately $2.0 million compared to the comparable period, primarily as a result of inventory valuation adjustments of approximately $1.7 million incurred in the first quarter of fiscal 2001, and increased inventory refurbishment expenses during the period. As a percentage of revenues, depreciation increased to 11.9% from 9.9%, while service and operation costs decreased to 16.5% from 17.2%.

    General and Administrative.  General and administrative costs increased $2.4 million to $6.6 million for the six months ended April 30, 2001, or from 16.4% to 26.7% of revenue compared to the comparable prior year period. The increase was primarily attributable to (1) an increase in reserves for doubtful accounts of approximately $1.3 million, including adjustments of approximately $650,000 for settlement of disputed customer accounts; (2) an increase in professional fees, including legal, consulting, and finance and accounting, of approximately $500,000 and; (3) approximately $530,000 related to personnel costs, facilities, travel, and general corporate expenses.

    Sales and Marketing.  Sales, marketing, and commission costs increased approximately $890,000 to $7.5 million for the six months ended April 30, 2001 compared to the comparable prior year period, or from 25.6% to 30% of revenue. The increase was primarily due to (1) an increase of approximately $400,000 in distributor commissions, including the settlement of a distributor issue in the first quarter of fiscal 2001; and (2) an increase of approximately $480,000 in sales and marketing costs due to a redefined incentive commission plan, additional staff, and travel expenses. As a percentage of revenues, distributor commissions increased to approximately 21.3% from 18.9%.

    Research and Development.  Research and development costs increased $66,000 to $916,000 for the six months ended April 30, 2001 compared to $850,000 for the comparable prior year period, or 3.3% to 3.7% of revenue. These costs related to product enhancements and new product development.

    Provision for Income Taxes.  The Company's effective income tax rate was approximately 52.0% and 43.9% for the six months ended April 30, 2001 and 2000, respectively. The increase relates to the effect of nondeductible expenses on the lower level of pre-tax income.

LIQUIDITY AND CAPITAL RESOURCES

    Operating activities provided $4.6 million of cash for the six months ended April 30, 2001 compared to $6.3 million for the six months ended April 30, 2000. In 2001, the $4.6 million consisted of $245,000 of net income, $5.6 million of depreciation, amortization, and obsolescence offset by changes to operating assets and liabilities. In 2000, the $6.3 million provided by operating activities consisted primarily of $3.9 million in net income, depreciation, amortization, and obsolescence of $4.1 million, offset by changes to operating assets and liabilities.

    Investing activities used $2.1 million of cash in the six months ended April 30, 2001 compared to providing cash of $222,000 for the six months ended April 30, 2000. In 2001, the $2.1 million used consisted of a $1.2 million reduction in short-term investments offset by capital expenditures of $3.3 million. In 2000, the $222,000 consisted of a decrease in short-term investments of $5.3 million offset by capital expenditures of $3.8 million, and a $1.3 million payment toward the restructuring of a distributor agreement.

    Financing activities used cash of $1.0 million for the six months ended April 30, 2001 compared to $2.0 million used for the six months ended April 30, 2000. In 2001, the $1.0 million consisted primarily of $779,000 in long-term debt repayment, $170,000 for payments for a distributorship buyout, and $54,000 to repurchase treasury stock. In 2000, the $2.0 million used consisted of $429,000 in repayments on long-term notes payable, $169,000 for payments for a distributorship buyout, and $1.4 million to repurchase treasury stock.

    At April 30, 2001, the Company had cash and equivalents and short-term investments totaling $8.2 million. The Company also has a $10.0 million line of credit (the "Revolving Credit Facility") with Wells Fargo Bank, N.A. ("Wells Fargo"), which is tied to an interest rate based on the prime rate or LIBOR plus 2.0%, at the Company's option, on which there was no outstanding balance at April 30, 2001. The Revolving Credit Facility expires on April 2, 2002. The Company believes that cash flow from operations and the $8.2 million in cash and cash equivalents and short-term investments at April 30, 2001, together with funds available under the Revolving Credit Facility, will be sufficient to support its operations, budgeted capital expenditures, and liquidity requirements through fiscal 2001. However, the Company's long-term liquidity requirements will depend on many factors, including the rate at which the Company expands its business, whether internally or through acquisitions and strategic alliances. In addition, strategic opportunities the Company may pursue could require it to fund its portion of operating expenses of such ventures, and could further require it to advance additional amounts should any partners in such ventures be unable to meet unanticipated capital calls or similar funding events. To the extent that the funds generated from the sources described above are insufficient to fund the Company's activities in the long term, the Company will be required to raise additional funds through public or private financing. No assurance can be given that additional financing will be available or, if it is available, that it will be on terms acceptable to the Company.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    The Company's Revolving Credit Facility with Wells Fargo is a $10.0 million line of credit with an interest rate based on the prime rate or LIBOR plus 2.0%, at the Company's option. The line of credit will expire on April 2, 2002.

    Because the interest rate on the Revolving Credit Facility is variable, the Company's cash flow may be affected by increases in interest rates, in that the Company would be required to pay more interest in the event that both the prime and LIBOR interest rates increase. Management does not believe, however, that any risk inherent in the variable-rate nature of the loan is likely to have a material effect on the Company's interest or available cash. Even if the Company were to draw down additional amounts on the line prior to its expiration and an increase in both alternate rates occurred, it would not be likely to have a material effect on the Company's interest expense or available cash.

    Sensitivity Analysis.  Assuming the Company had a $2 million balance outstanding at April 30, 2001, the rate of interest calculated using the prime rate option would be 7.50%. The Company's monthly interest payment, if the rate stayed constant would be $12,500. If the prime rate rose to 12%, the Company's monthly payment would be $20,000. An increase of 1% or 2% above the prime rate at April 30, 2001 would give the Company a monthly payment of $14,167 or $15,833, respectively. The Company does not believe the risk resulting from such fluctuations is material or that the payment required would have a material effect on cash flow.

CAUTIONARY STATEMENT FOR PURPOSES OF THE "SAFE HARBOR" PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

    This document includes various "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Sections 21E of the Securities Exchange Act of 1934, as amended, which represent the Company's expectations or beliefs concerning future events. Statements containing expressions, such as "believes," "anticipates," or "expects," used in the Company's press releases and periodic reports on Forms 10-K and 10-Q filed with the Commission, are intended to identify forward-looking statements. All forward-looking statements involve risks and uncertainties. Although the Company believes its expectations are based upon reasonable assumptions within the bounds of its knowledge of its business and operations, there can be no assurances that actual results will not materially differ from expected results. The Company cautions that these and similar statements included in this report are further qualified by important factors that could cause actual results to differ materially from those in the forward-looking statements. Such factors could include, without limitation, the following: increased competition in existing markets; a decline in the public participation in bingo; the limitation, conditioning, or suspension of any of the Company's bingo permits or licenses; increases in or new taxes imposed on bingo revenues or bingo devices; a finding of unsuitability by regulatory officers with respect to the Company's officers, directors, or key employees; loss or retirement of key executives; adverse economic or regulatory conditions in the Company's key markets; and adverse results of significant litigation matters. Readers are cautioned not to place undue reliance on forward-looking statements, which speak only as of the date thereof. The Company undertakes no obligation to publicly release any revisions to such forward-looking statements to reflect events or circumstances after the date hereof.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

    On June 14, 1999, the Company filed a patent infringement action, GAMETECH INTERNATIONAL, INC. V. BETTINA CORPORATION, CV-N-99-00317-(ECR), in the United States District Court, District of Nevada, against Bettina Corporation, alleging that Bettina Corporation's "Bingo Magic" portable hand-held device infringes the Company's '940 Patent. Bettina Corporation, in its answer to the complaint, denies all causes of action and has asked the Court to find the '940 Patent invalid, unenforceable, and not infringed. A stay of the case was lifted pursuant to stipulation of the parties and order dated August 31, 2000. No trial date has yet been set. The parties are in active discussions regarding settlement of the case in which Bettina Corporation is expected to pay GameTech a confidential amount. The terms of the settlement are not expected to have a material effect on the Company's financial position or results of operations.

    On January 6, 2000, the Company was named as a third-party defendant in Cause No. DV-99-3012H, TREND GAMING SYSTEMS, LLC V. HIGHLANDS PTA, ET AL., pending in the 44th District Court of Dallas County, Texas. The lawsuit involves a claim for breach of contract filed by Trend Gaming Systems, LLC ("Trend," a distributor for the Company) against several bingo conductors, and a claim for tortious interference with contract against K&B Sales, Inc., dba Goodtime Bingo ("K&B"), and Daniel Hennessy. K&B added the Company as a third party defendant alleging breach of contract, interference with contract, illegal restraint of trade, and conspiracy to commit tortious interference, and has requested actual and exemplary damages. The bingo conductors also added a third-party claim against the Company, alleging that the Company conspired with Trend to defraud the conductors.

    The underlying dispute between the Company and K&B involved termination of K&B's distributor relationship with the Company. On March 22, 2001, the Company and K&B entered into a settlement agreement and mutual release of all claims. The terms of the agreement between the parties are confidential and had no impact on the Company's 2001 financial results. On April 7, 2001, the Court dismissed with prejudice all claims between the Company and K&B. The third party claim brought by the bingo conductors against the Company is the only remaining involvement the Company has in this case. The case is set for trial on October 2, 2001.

    On March 22, 2001, GAMETECH INTERNATIONAL, INC. V. TREND GAMING SYSTEMS, LLC, CV 01-540 PHX PGR, was filed in the United States District Court, District of Arizona, seeking a declaratory judgment that the Company is not in material breach of its November 1, 1999 distribution agreement (the "Agreement") with Trend. The Company and Trend have had discussions regarding their respective performances under the Agreement. To resolve any uncertainties, the Company has filed a declaratory relief action to confirm its compliance with the Agreement. The Agreement between the parties in dispute pertains to the Texas territory. No relevant court dates have been set.

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

    On February 4, 2000, the Company delivered notice that it had certain claims for indemnification against BTC's stockholders for breaches of representations and warranties arising from the acquisition. The Company estimates that its claims exceed the escrow fund and it has requested that no escrow funds be released pending a final determination of its claims. The escrow fund consists of 373,387 shares of the Company's common stock and cash totaling $1,952,211. BTC's stockholders delivered their objections to the escrow on February 24, 2000, objecting to all of the Company's indemnification claims. The parties must make a good faith effort to reach agreements upon the rights of the parties with respect to each claim. The matter is currently scheduled for arbitration on November 12, 2001 before the American Arbitration Association.

    The Company is involved in various other legal proceedings arising out of its operations in the ordinary course of its business. The Company does not believe that any of those proceedings will have a material adverse effect on its business, financial condition, or result of operations.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

    Not Applicable.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

    Not Applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    Not Applicable.

ITEM 5. OTHER INFORMATION

    Not Applicable.

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

Signature	Title	Date

/s/ JON L. WHIPPLE Jon L. Whipple	Chief Executive Officer, President	June 14, 2001
/s/ RICHARD M. KELLEY Richard M. Kelley	Chief Financial Officer, Treasurer	June 14, 2001

QuickLinks

GAMETECH INTERNATIONAL, INC. INDEX
GAMETECH INTERNATIONAL, INC. CONDENSED CONSOLIDATED BALANCE SHEETS (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)
GAMETECH INTERNATIONAL, INC. CONDENSED CONSOLIDATED STATEMENTS OF INCOME THREE MONTHS AND SIX MONTHS ENDED APRIL 30, 2001 AND 2000 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)
GAMETECH INTERNATIONAL, INC. CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE SIX MONTHS ENDED APRIL 30, 2001 AND 2000 (DOLLARS IN THOUSANDS)
GAMETECH INTERNATIONAL, INC. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS APRIL 30, 2001 (UNAUDITED)
SIGNATURES