Form 10-Q/A
period 2001-04-30
GAMETECH INTERNATIONAL INC
filed 2001-06-18
CIK 1045014

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A

(Mark One)
[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED APRIL 30, 2001

OR

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM      TO

COMMISSION FILE NUMBER 000-23401

GAMETECH INTERNATIONAL, INC.
(Exact name of registrant as specified in its charter)

DELAWARE	33-0612983
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

900 SANDHILL ROAD, RENO, NEVADA
89511
(Address of principal executive offices)
(Zip code)

Registrant's telephone number, including area code: (775) 850-6100

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X]   No [  ]

    On June 4, 2001, the registrant had 10,523,398 outstanding shares of its Common Stock, par value $.001 per share.

    NOTE: The purpose of this amendment is to replace the paragraph on the cover page of our Form 10-Q filed on June 14, 2001 that read:

    "On June 4, 2001, the registrant had 12,378,723 outstanding shares of its Common Stock, par value $.001 per share."

    with a paragraph that reads:

    "On June 4, 2001, the registrant had 10,523,398 outstanding shares of its Common Stock, par value $.001 per share."

    The prior number neglected to exclude the treasury shares.

SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ JON L. WHIPPLE Jon L. Whipple	Chief Executive Officer, President,	June 18, 2001

/s/ RICHARD M. KELLEY Richard M. Kelley	Chief Financial Officer, Treasurer	June 18, 2001