Form 10-Q
period 2001-07-31
GAMETECH INTERNATIONAL INC
filed 2001-09-14
CIK 1045014

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

/x/	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JULY 31, 2001

Or

/ /	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM                TO

COMMISSION FILE NUMBER 000-23401

GAMETECH INTERNATIONAL, INC.
(Exact name of registrant as specified in its charter)

DELAWARE (State of other jurisdiction of incorporation or organization)	33-0612983 (I.R.S. Employer Identification No.)
900 SANDHILL ROAD, RENO, NEVADA (Address of principal executive offices)	89511 (Zip code)

Registrant's telephone number, including area code: (775) 850-6100

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /x/  No / /

    On September 4, 2001, the registrant had 10,828,014 outstanding shares of its Common Stock, par value $0.001 per share.

GAMETECH INTERNATIONAL, INC.

INDEX

GAMETECH INTERNATIONAL, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)

	July 31, 2001	October 31, 2000
	(Unaudited)
ASSETS:
Current assets:
Cash and equivalents	$6,953	$4,129
Short-term investments	2,831	3,761
Accounts receivable, net	4,510	4,839
Deferred and prepaid income taxes	3,389	2,953
Other current assets	1,238	1,013

Total current assets	18,921	16,695
Bingo units, furniture and equipment, net	20,983	23,289
Intangible and other assets, net	17,457	19,340

Total assets	$57,361	$59,324

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$381	$1,473
Other current liabilities	3,230	3,424
Current portion of long-term debt	970	1,097

Total current liabilities	4,581	5,994
Long-term debt	2,072	2,764
Deferred income taxes	536	536
Stockholders' equity:
Common stock, $.001 par value: 40,000,000 shares authorized; 12,639,248 shares issued and outstanding in 2001 and 12,371,223 in 2000	12	12
Capital in excess of par value	44,109	43,541
Retained earnings	14,147	14,519
Less: Treasury stock, 1,855,325 shares in 2001 and 1,840,725 shares in 2000, at cost	(8,096)	(8,042)

Total stockholders' equity	50,172	50,030

Total liabilities and stockholders' equity	$57,361	$59,324

See notes to financial statements

GAMETECH INTERNATIONAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATION
(In thousands, except share and per share amounts)

	Three Months Ended July 31,		Nine Months Ended July 31,
	2001	2000	2001	2000
	(Unaudited)		(Unaudited)
Revenues	$11,919	$11,922	$36,713	$37,682
Operating expenses:
Cost of revenues	4,433	3,676	13,805	10,990
General and administrative	3,886	2,526	10,508	6,740
Sales and marketing	3,392	3,127	10,867	9,713
Research and development	1,517	393	2,433	1,243

	13,228	9,722	37,613	28,686

(Loss) income from operations	(1,309)	2,200	(900)	8,996
Interest income and other, net	24	82	125	248

(Loss) income before provision for income taxes	(1,285)	2,282	(775)	9,244
(Benefit) provision for income taxes	(668)	1,099	(403)	4,157

Net (loss) income	$(617)	$1,183	$(372)	$5,087

Basic net (loss) income per share	$(0.06)	$0.11	$(0.04)	$0.45

Diluted net (loss) income per share	$(0.06)	$0.10	$(0.04)	$0.42

Shares used in the calculation of net (loss) income per share:
Basic	10,625,127	11,160,599	10,553,488	11,341,336

Diluted	10,625,127	12,075,327	10,553,488	12,247,938

See notes to financial statements

GAMETECH INTERNATIONAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED JULY 31, 2001 AND 2000
(In thousands)

	2001	2000
	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(372)	$5,087
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation, amortization and obsolescence	8,492	5,181
Increase in long-term debt from retirement and associated costs	371	—
Changes in operating assets and liabilities:
Accounts receivable, net	329	(1,008)
Other current assets	(661)	(487)
Accounts payable	(1,093)	345
Other accrued liabilities	(205)	(139)

Net cash provided by operating activities	6,861	8,979
CASH FLOWS FROM INVESTING ACTIVITIES:
Decrease in short-term investments	930	1,253
Capital expenditures for bingo units, furniture and equipment	(4,303)	(4,489)
Payment on restructuring of distributor agreement	—	(1,275)
Capitalized software development costs	—	(15)

Net cash (used in) investing activities	(3,373)	(4,526)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from short-term borrowings from bank	2,327	—
Payments on short-term borrowings from bank	(2,327)	—
Payments on long-term debt	(1,008)	(1,125)
Payments for buy out of distributorship agreement	(170)	—
Proceeds from exercise of stock options	568	2
Payments for repurchase of common stock for treasury	(54)	(2,586)

Net cash (used in) financing activities	(664)	(3,709)

Net increase in cash and equivalents	2,824	744
Cash and equivalents at beginning of period	4,129	4,554

Cash and equivalents at end of period	$6,953	$5,298

See notes to financial statements.

\

GAMETECH INTERNATIONAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JULY 31, 2001
(UNAUDITED)

1.  NOTES TO FINANCIAL STATEMENTS

NOTE A.  BASIS OF PRESENTATION

    The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month and nine-month periods ended July 31, 2001 are not necessarily indicative of the results that may be expected for the year ending October 31, 2001.

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

NOTE B.  NET (LOSS) INCOME PER SHARE OF COMMON STOCK

    Net (loss) income per share of common stock is computed in accordance with Statement of Financial Accounting Standards (SFAS) No. 128 "Earnings per Share." The calculation of the basic and diluted earnings per share is the same except for the dilutive effect of outstanding stock options. The dilution is 914,728 and 906,602 shares for the three months and nine months ended July 31, 2000, respectively. There is no effect of outstanding stock options on the calculation of diluted loss per share for the three months and nine months ended July 31, 2001 because their effect would be anti-dilutive.

NOTE C.  COMMITMENTS AND CONTINGENCIES

LITIGATION

    The Company is involved in various legal proceedings arising out of its operations in the ordinary course of its business. The Company does not believe that any of these proceedings will have a material adverse effect on its business, financial condition, or results of operations. However, an unfavorable outcome of any one or more of these proceedings could have a material adverse effect on the Company's business, financial condition, and results of operation.

    See Item 1, Legal Proceedings, of Part II, Other Information.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    The following discussion should be read in conjunction with the condensed consolidated financial statements and notes thereto included elsewhere in this Form 10-Q.

OVERVIEW

    GameTech installs electronic bingo systems in bingo halls, typically under revenue sharing agreements or at fixed rates. The Company recognizes revenue as its bingo units are utilized by players and operators. Revenue growth is affected by player acceptance of electronic bingo as an alternative to paper bingo and the Company's ability to expand operations in existing markets and into new markets. Fixed-base bingo units generate greater revenue per unit than handheld bingo units, but also require greater initial capital investment.

    The Company typically installs its electronic bingo systems at no charge to its customers and capitalizes the costs. During the nine-month periods ended July 31, 2001 and 2000, the Company's capital expenditures were approximately $4.3 million and $4.5 million, respectively, almost all of which represented investments in bingo related equipment. The Company's cost of revenues consists primarily of the expenses of providing customer service, including labor, service-related overhead, and depreciation of the bingo systems installed in customer locations. The Company records depreciation of bingo equipment over a five-year estimated useful life (except the TED 2C, depreciated over a three-year period) using the straight-line method of depreciation.

RESULTS OF OPERATIONS

Three Months Ended July 31, 2001 Compared to Three Months Ended July 31, 2000

    REVENUES. Revenues were flat during the three months ended July 31,2001 compared to the comparable prior-year's period. Revenues declined in the Washington market primarily due to the legislation and expansion of casino-style gaming; in California due to a competitive price reduction; in Illinois due to cancellation of two distributors' contracts in February and March of 2001; and in Florida primarily due to the loss of a hall in January 2001. These decreases were offset by placement of additional bingo units and increased revenues primarily in Arizona, Nevada, New York, South Carolina, and Virginia.

    COST OF REVENUES. Cost of revenues increased $757,000, or 20.6%, to $4.4 million for the three months ended July 31, 2001 from $3.7 million for the comparable prior-year period.  Cost of revenue as a percent of revenue for the current quarter was 37.2% compared to 30.8% for the comparable prior-year quarter. The increase in cost of revenues was primarily due to the following: (1) bingo unit depreciation and amortization expenses increased approximately by $217,000 primarily due to an increase in the number of bingo units installed, and the Company's revised estimate of useful life for uninstalled units, which began in the first quarter of fiscal 2001; and (2) bingo refurbishment expenses and unit upgrade costs increased by approximately $571,000 compared to the prior-year quarter primarily as a result of the Company's focus on more efficient utilization of its existing bingo units, as opposed to acquisition of new units. As a percentage of revenues, depreciation and amortization increased to 12.9% from 11.1%.

    GENERAL AND ADMINISTRATIVE. General and administrative costs increased $1.4 million to $3.9 million for the three months ended July 31, 2001, or from 21.2% to 32.6% of revenue compared to the prior-year period. The increase was primarily attributable to: (1) an increase in reserves for doubtful accounts of approximately $347,000; (2) retirement of a sales and marketing co-founder and associated costs of $557,000; and (3) other cost increases, including personnel relocations, temporary labor, professional fees, insurance, and depreciation of $608,000.

    SALES AND MARKETING. Sales, marketing, and commission expenses increased approximately $265,000, or 8.4%, to $3.4 million for the three months ended July 31, 2001 from $3.1 million for the three months ended July 31, 2000. Sales and marketing costs increased approximately $90,000, primarily due to additional staff and travel expenses. Distributor commissions increased approximately $175,000 primarily due to an accrual adjustment for contractual disputes with certain distributors, principally in

South Carolina. As a percentage of revenues for the three months ended July 31, 2001, commission expenses increased to 19.4% from 17.9% in the comparable prior-year period.

    RESEARCH AND DEVELOPMENT. Research and development costs increased $1.1 million to $1.5 million for the three months ended July 31, 2001 compared to $393,000 for the comparable prior-year period, or to 12.7% from 3.3% of revenue. The increase was primarily attributable to: (1) retirement of a research and development co-founder and associated costs of $810,000; and (2) relocation expenses for consolidation of research and development employees to Reno of approximately $338,000.

    PROVISION FOR INCOME TAXES. The Company's effective income tax rate was approximately 52.0% and 48.2% for the three months ended July 31, 2001 and 2000, respectively. The increase relates to the effect of fixed nondeductible expenses on the varying level of pre-tax income (loss).

Nine Months Ended July 31, 2001 Compared to Nine Months Ended July 31, 2000

    REVENUES. Revenues decreased $969,000, or 2.6%, to $36.7 million for the nine months ended July 31, 2001 compared to $37.7 million during the comparable prior-year period. The decrease was primarily the result of removal of approximately 1,600 bingo units in Texas due to cancellation of a distributor contract during the second quarter of fiscal 2000, as well as competitive pricing pressures. Revenue declined in the Washington market primarily due to the legislation and expansion of casino- style gaming; in California due to competitive price reduction; and in North Dakota primarily due to the closure of a hall during October 2000. These decreases were offset by placement of additional bingo units and increased revenues primarily in existing markets in Alaska, Arizona, Colorado, Nevada, New York, Ohio, Oregon, Pennsylvania, South Carolina, and Virginia. However, revenues per unit generated by these additional units, in some cases, were lower due to fewer bingo sessions played per week and competitive pricing pressures.

    COST OF REVENUES. Cost of revenues increased $2.8 million, or 25.6%, to $13.8 million for the nine months ended July 31, 2001 from $11.0 million for the comparable prior-year period.  Cost of revenue as a percent of revenue for the current nine-month period was 37.6% compared to 29.2% for the nine months ended July 31, 2000. The increase in cost of revenues was primarily related to: (1) an increase in bingo unit depreciation and amortization expenses of approximately $655,000, primarily due to an increase in the number of bingo units installed, and the Company revising its estimate of useful life for uninstalled units beginning in the first quarter of fiscal 2001; (2) the bingo units valuation provision increased by approximately $1.7 million, primarily as a result of valuation adjustments incurred in the first quarter of fiscal 2001; (3) bingo refurbishment expenses and unit upgrades increased by approximately $850,000 compared to the prior year primarily as a result of the Company's focus on more efficient utilization of its existing bingo units, as opposed to acquisition of new units; and (4) partially offset by a reduction in operational and service costs of $338,000. As a percentage of revenues, depreciation and amortization increased to 12.6% from 10.5% while service and operations decreased to 16.7% from 17.2%.

    GENERAL AND ADMINISTRATIVE. General and administrative costs increased $3.8 million to $10.5 million for the nine months ended July 31, 2001, or 28.6% from 17.9% of revenue, compared to the prior-year period. The increase was primarily attributable to: (1) an increase in reserves for doubtful accounts of approximately $1.6 million, including adjustments of approximately $650,000 for settlement of disputed customer accounts; (2) retirement of a sales and marketing co-founder and associated costs of $557,000; (3) personnel and related costs including relocation expenses, bonuses, temporary labor, and other accruals of $897,000; and (4) an increase in professional fees, including legal, accounting, and consulting of approximately $561,000.

    SALES AND MARKETING. Sales, marketing, and commission expenses increased $1.2 million, or 11.9%, to $10.9 million for the nine months ended July 31, 2001, from $9.7 million for the nine months ended July 31, 2000. The increase was primarily due to an increase of approximately $587,000 in distributor commissions including the settlement of distributor disputes and increases in sales and marketing costs of approximately $570,000 related to a redefined incentive commission plan, additional staff, and travel expenses. As a percentage of revenues for the nine months ended July 31, 2001, commission expenses increased to 20.7% from 18.6% in the comparable prior-year period.

    RESEARCH AND DEVELOPMENT. Research and development costs increased $1.2 million to $2.4 million for the nine months ended July 31, 2001 compared to $1.2 million for the comparable prior-year period, or 6.6% from 3.3% of revenue. The increase was primarily attributable to: (1) retirement of a research and development co-founder and associated costs of $810,000; and (2) relocation expenses for consolidation of research and development employees to Reno of approximately $338,000.

    PROVISION FOR INCOME TAXES. The Company's effective income tax rate was approximately 52.0% and 45.0% for the nine months ended July 31, 2001 and 2000, respectively. The increase relates to the effect of fixed nondeductible expenses on the varying level of pre-tax income (loss).

LIQUIDITY AND CAPITAL RESOURCES

    Net operating activities provided $6.9 million of cash for the nine months ended July 31, 2001 compared to $9.0 million for the nine months ended July 31, 2000. In the nine months ended July 31, 2001, net operating activity included a net loss of $372,000, and $8.5 million of depreciation, amortization, and obsolescence offset by changes to operating assets and liabilities. In the nine months ended July 31, 2000, net operating activity of $9.0 million consisted primarily of $5.1 million in net income, and depreciation, amortization, and obsolescence of $5.2 million, offset by changes to operating assets and liabilities.

    Investing activities used $3.4 million of cash in the nine months ended July 31, 2001 compared to use of cash of $4.5 million for the nine months ended July 31, 2000. In the nine months ended July 31, 2001, $3.4 million consisted of a $930,000 reduction in short-term investments offset by capital expenditures of $4.3 million. In the nine months ended July 31, 2000, $4.5 million net cash used in investing activity consisted of a decrease in short-term investments of $1.3 million offset by capital expenditures of $4.5 million, and a $1.3 million payment for the restructuring of a distributor agreement.

    Financing activities used cash of $664,000 for the nine months ended July 31, 2001 compared to $3.7 million used for the nine months ended July 31, 2000. In the nine months ended July 31, 2001, the $664,000 consisted primarily of $1 million in long-term debt repayment, $170,000 for payments of a distributorship buyout, $54,000 to repurchase treasury stock, offset by proceeds from exercise of stock options of $568,000. In the nine months ended July 31, 2000, the $3.7 million used consisted of $1.1 million in repayments on long-term notes payable and $2.6 million under the Company's stock repurchase program.

    At July 31, 2001, the Company had cash and equivalents and short-term investments totaling $9.8 million. The Company has a $10.0 million line of credit (the "Revolving Credit Facility") with Wells Fargo Bank, N.A. ("Wells Fargo"), which is tied to an interest rate based on the prime rate or LIBOR plus 2.0%, at the Company's option, on which there was no outstanding balance at July 31, 2001. The Revolving Credit Facility expires on April 2, 2002. The Company believes that cash flow from operations and the $9.8 million in cash and cash equivalents and short-term investments at July 31, 2001, together with funds available under the Revolving Credit Facility, will be sufficient to support its operations, budgeted capital expenditures, and liquidity requirements through fiscal 2001. However, the Company's long-term liquidity requirements will depend on many factors, including the rate at which the Company expands its business, whether internally or through acquisitions and strategic alliances. In addition, strategic opportunities the Company may pursue could require it to fund its portion of operating expenses of such ventures, and could further require it to advance additional amounts should any partners in such ventures be unable to meet unanticipated capital calls or similar funding events. To the extent that the funds generated from the sources described above are insufficient to fund the Company's activities in the long term, the Company will be required to raise additional funds through public or private financing. No assurance can be given that additional financing will be available or, if it is available, that it will be on terms acceptable to the Company.

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

    Sensitivity Analysis.  Assuming the Company had a $2 million balance outstanding at July 31, 2001, the rate of interest calculated using the prime rate option would be 6.75%. The Company's monthly interest payment, if the rate stayed constant, would be $11,250. If the prime rate rose to 12%, the Company's monthly payment would be $20,000. An increase of 1% or 2% of the prime rate at July 31, 2001 would give the Company a monthly payment of $12,917 or $14,583, respectively. The Company does not believe the risk resulting from such fluctuations is material or that the payment required would have a material effect on cash flow.

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

PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

    On June 14, 1999, the Company filed a patent infringement action, GAMETECH INTERNATIONAL, INC. V. BETTINA CORPORATION,CV-N-99-00317- (ECR), in the United States District Court, District of Nevada, against Bettina Corporation, alleging that Bettina Corporation's "Bingo Magic" portable hand-held device infringes the Company's '940 Patent. Bettina Corporation, in its answer to the complaint, denies all causes of action and has asked the Court to find the '940 Patent invalid, unenforceable, and not infringed. A stay of the case was lifted pursuant to stipulation of the parties and order dated August 31, 2000. The parties settled the case on June 20, 2001. Under the terms of the settlement Bettina Corporation is required to pay GameTech a confidential amount. The terms of the settlement will not have a material effect on the Company's financial position or results of operations. The action was dismissed on July 12, 2001.

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

    The underlying dispute between the Company and K&B involved termination of K&B's distributor relationship with the Company. On March 22, 2001, the Company and K&B entered into a settlement agreement and mutual release of all claims. The terms of the agreement between the parties are confidential and had no impact on the Company's 2001 financial results. On April 7, 2001, the Court dismissed with prejudice all claims between the Company and K&B. The third-party claim brought by the bingo conductors against the Company is the only remaining involvement the Company has in this case. On September 5, 2001, the Company filed a motion for summary judgment asking the court to remove GameTech completely from the case. The case is set for trial on October 1, 2001.

    On March 22, 2001, GAMETECH INTERNATIONAL, INC. V. TREND GAMING SYSTEMS, LLC, CV 01-540 PHX PGR, was filed in the United States District Court, District of Arizona, seeking a declaratory judgment that the Company is not in material breach of its November 1, 1999 distribution agreement (the "Agreement") with Trend, and seeking approximately $250,000 in damages for past due payments and wrongful withholdings by that defendant. Trend has counterclaimed, alleging that its payments are in compliance with its contractual obligations and that it is entitled to withhold certain monies. Trend also contends that the Company is in breach of certain of its contractual obligations to Trend or its customers. No court dates have been set. The Company has denied the allegations and believes Trend's claims are without merit, and intends to vigorously pursue this matter. However, there can be no assumption that a favorable outcome will be obtained or that an unfavorable outcome could result in a material adverse effect on the Company's business, financial position, results of operations, or cash flow.

    The Company has been informed by the Texas Lottery Commission (the "Commission"), the agency that regulates bingo in the State of Texas, that the Commission intends to seek administrative penalties against the Company based on certain provisions of one of the Company's Texas distributor agreements. The Commission has alleged that certain provisions of the agreement violate the Texas Bingo Enabling Act. The penalties sought by the Commission could involve suspension and/or revocation of the Company's Texas manufacturing license. The Company is entitled to an evidentiary administrative hearing before any penalties can be assessed. The Commission has asked that such a hearing occur on November 15, 2001. The Company does not believe that its distributor agreement or its conduct violate the Bingo Enabling Act in any way, and intends to vigorously contest the allegations and defend itself through the hearing process. However, there can be no assumption that a favorable outcome will be obtained. An unfavorable outcome could result in a material adverse effect on the Company's business, financial position, results of operations, or cash flow.

    On February 8, 1999, the Company acquired BTC by entering into a series of agreements including a Stock Purchase Agreement and Escrow Agreement (collectively the "Acquisition Agreements") with BTC and its stockholders. In connection with the acquisition, BTC's stockholders made certain representations and warranties, and a portion of the purchase price was escrowed to provide for indemnification to the Company in the event of any breaches of these representations and warranties.

    On February 4, 2000, the Company delivered notice that it had certain claims for indemnification against BTC's stockholders for breaches of representations and warranties arising from the acquisition. The Company estimates that its claims exceed the escrow fund, and it has requested that no escrow funds be released pending a final determination of its claims. The escrow fund consists of 373,387 shares of the Company's common stock and cash totaling $1,952,211. BTC's stockholders delivered their objections to the escrow on February 24, 2000, objecting to all of the Company's indemnification claims. The parties must make a good faith effort to reach agreements upon the rights of the parties with respect to each claim. The matter was scheduled for arbitration on November 12, 2001 before the American Arbitration Association. The matter has been continued and is currently scheduled for arbitration on March 25, 2002.

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

    Not Applicable

ITEM 5.  OTHER INFORMATION

    Not Applicable

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

    a)
    EXHIBITS:
    Not Applicable

    b)
    REPORTS ON FORM 8-K
    There were no reports filed on Form 8-K during the three months ended July 31, 2001.

SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ JON L. WHIPPLE Jon L. Whipple	Chief Executive Officer	September 14, 2001
/s/ RICHARD M. KELLEY Richard M. Kelley	Chief Financial Officer, Treasurer	September 14, 2001

QuickLinks

GAMETECH INTERNATIONAL, INC. INDEX
CONDENSED CONSOLIDATED BALANCE SHEETS
CONDENSED CONSOLIDATED STATEMENTS OF OPERATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SIGNATURES