Form 10-K
period 2001-10-31
GAMETECH INTERNATIONAL INC
filed 2002-01-29
CIK 1045014

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

/x/
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the fiscal year ended October 31, 2001

Commission file number 000-23401

GameTech International, Inc.
(Exact name of registrant as specified in its charter)

Delaware	33-0612983
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

900 Sandhill Road
Reno, Nevada 89511
(775) 850-6000
(Address, including zip code, and telephone number, including area code of principal executive offices)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
None	Not applicable

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, par value $.001 per share
(Title of class)

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [    ]

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [    ]

        The aggregate market value of common stock held by nonaffiliates of the registrant (4,760,108 shares) based on the closing price of the registrant's common stock as reported on the NASDAQ National Market on January 15, 2002, was $21,182,480. For purposes of this computation, all officers, directors, and 10% beneficial owners of the registrant are deemed to be affiliates. Such determination should not be deemed to be an admission that such officers, directors, or 10% beneficial owners are, in fact, affiliates of the registrant.

        As of January 15, 2002, there were outstanding 11,153,064 shares of the registrant's common stock, par value $.001 per share.

Documents Incorporated By Reference

        Portions of the registrant's definitive Proxy Statement for the 2002 Annual Meeting of Stockholders are incorporated by reference into Part III of this Report.

GAMETECH INTERNATIONAL, INC.

ANNUAL REPORT ON FORM 10-K

FISCAL YEAR ENDED OCTOBER 31, 2001

TABLE OF CONTENTS

Statement Regarding Forward-Looking Statements

        The statements contained in this report on Form 10-K that are not purely historical are forward-looking statements within the meaning of applicable securities laws. Forward-looking statements include statements regarding our "expectations," "anticipation," "intentions," "beliefs," or "strategies" regarding the future. Forward-looking statements also include statements regarding revenue, margins, expenses, and earnings analysis for fiscal 2002 and thereafter; expansion of products or product development; expansion into new domestic and international markets; potential acquisitions or strategic alliances; and liquidity and anticipated cash needs and availability. All forward-looking statements included in this report are based on information available to us as of the filing date of this report, and we assume no obligation to update any such forward-looking statements. Our actual results could differ materially from the forward-looking statements. Among the factors that could cause actual results to differ materially are the factors discussed in Item 1, "Business—Special Considerations."

PART I

Item 1. Business.

General

        We design, develop, and market interactive electronic bingo systems. We currently market a fixed-base system with light pen- or touch screen-activated monitors, and portable hand-held systems that can be played anywhere within a bingo hall. We had approximately 7,000 fixed-base units and approximately 50,000 hand-held units operating in Native American, charitable, and commercial bingo halls as of December 31, 2001. Both our fixed-base and portable bingo systems display electronic bingo card images for each bingo game. Our electronic bingo units enable players to play substantially more bingo than they can play on paper cards, typically leading to a greater spend per player and higher profits per bingo session for the bingo hall operator. We install the electronic bingo systems, typically at no cost to the operator, and charge either a fixed fee per use per session, a fixed weekly fee per unit, or a percentage of the sales generated by each unit. We typically enter into one- to three-year contracts with our bingo hall customers.

        Our company was founded in 1994 by executives previously involved in the bingo, slot machine, lottery, and high-technology software and hardware industries to pursue their belief that an advanced, interactive, electronic bingo system would be well received by both bingo hall operators and players. To further strengthen our market position, during 1999 we acquired Bingo Technologies Corporation, or BTC, one of our major competitors. We believe our experienced management team, quality electronic bingo systems, and reputation for superior customer service and support enable us to compete effectively in the highly competitive bingo industry.

        Bingo is a legal enterprise in 46 states (excluding Arkansas, Hawaii, Tennessee, and Utah) and the District of Columbia. Nonprofit organizations sponsor bingo games for fundraising purposes, while Native American tribes, commercial entities, and government-sponsored entities operate bingo games for profit. As of December 31, 2001, electronic bingo systems were permitted for use by charitable and commercial organizations in more than 30 states, and we had units in operation in charitable and commercial bingo halls in 25 of those states. Under the Indian Gaming Regulatory Act, or IGRA, electronic bingo may be played on tribal Native American lands in the 46 states where bingo is legal. We estimate that bingo currently is played on tribal Native American lands in 30 states. As of December 31, 2001, we had units in operation in Native American bingo halls in 14 of those states. Collectively, we have products in 33 states and in four countries outside of the United States.

Business Strategy

        Our goal is to be the leading provider of electronic bingo units and bingo management systems in the United States, on tribal Native American lands, and internationally. Key elements of this strategy include the following:

Emphasize Superior Customer Service

        We plan to continue to emphasize our customer service programs to enable us to maintain a high level of customer loyalty and satisfaction, which translates into long-term customer relationships. Approximately 40% of our employees are field technicians who are on call at all times to support customers and respond promptly to their needs. We believe our dedication to superior customer service has contributed to the acceptance of our products and our ability to attract and retain long-term customers.

Expand Product Offerings

        We plan to expand our product offerings to provide players with more choices and price points and thereby to increase the revenue generated by us and our bingo hall customers. As bingo player acceptance of electronic bingo units increases and utilization rates expand, the opportunity exists for installations of additional electronic bingo units at our customers' bingo halls. Our diverse product portfolio includes four portable hand-held models and a fixed-base system, and allows hall operators who use only one product the opportunity to expand product offerings.

Expand Customer Base in Existing Markets

        We plan to emphasize the advantages of electronic bingo compared with traditional paper bingo. We estimate that less than 10% of the more than $7 billion North American domestic bingo spend is currently played on electronic bingo units. In the states in which we have units installed in charitable bingo halls and for which data is available, our units are used by less than 10% of the charitable halls located in those states. We believe that the relatively low penetration level presents a growth opportunity for us to increase our base of placed units in our existing markets.

Expand into New Domestic Markets

        We plan to expand into new domestic markets. As part of our strategy to facilitate the expansion of the charitable electronic bingo market, we are pursuing legislative changes to allow electronic bingo in various strategic markets. In addition, we intend to expand the number of route operations to serve bingo halls that otherwise would be uneconomical to serve. The route operations move our hand-held units between various charitable bingo halls on days that the respective halls hold bingo sessions.

Expand Internationally

        We plan to continue to expand our operations outside of the United States. We currently have a small installed base of units in the United Kingdom, Canada, Guam, the Philippines, and Japan. We are actively pursuing additional expansion into the United Kingdom and the province of Ontario, Canada. At the request of the Politesse, a consultant to the Alcohol and Gaming Commission of Ontario, or AGCO, we participated in a personal bingo verifier pilot project in which our products were placed in selected charitable bingo halls in the province of Ontario. The pilot project was deemed a success, and AGCO adopted the operational recommendations of the Politesse. We were allowed to maintain our installed base during the licensing process, and we intend to continue penetrating the Ontario charitable bingo market. In the United Kingdom, we are working with major bingo operators to increase player acceptance levels and capitalize on the potential of placing additional electronic bingo units in bingo clubs. We are also evaluating opportunities to expand into other provinces in Canada as well as other countries.

Develop New Applications

        We maintain an ongoing product development program focused on enhancing our existing products and developing new products and additional applications for our technology. We have consolidated and expanded our research and development team in Reno, Nevada, to better address this critical aspect of our business. We have introduced successfully the TED2C™, a color hand-held unit that provides enhanced graphics, in key North American markets on a limited basis. We plan substantial increased deliveries of the TED2C unit to existing and additional markets during fiscal 2002.

Develop Strategic Alliances/Acquire Complementary Companies

        We plan to continue to review opportunities to grow through strategic alliances and acquisitions that could extend our presence into new geographic markets, expand our client and product base, add new products, and provide operating synergies.

Products

        We design our bingo systems to provide maximum appeal to bingo players and hall operators. The primary benefits to players of electronic bingo units include the following:

  •
  the ability to play up to 600 electronic bingo card images during one bingo game, significantly more than can be played on paper;

  •
  the ability to simultaneously mark the called numbers, thereby reducing player error in missing or mismarking a number; and

  •
  the ability to alert the player upon attaining a "Bingo," thereby reducing the chance a player misses winning a prize.

        Our units also are designed to enhance the entertainment value of playing bingo. Our units allow players to customize certain aspects of the user interface, and our fixed-base unit incorporates picture-in-picture and audio technology. In many markets, players can also play alternative games, such as solitaire, for entertainment only during bingo sessions. Our hand-held units allow the player to play bingo electronically while sitting in the player's preferred seat or moving around the bingo hall. The ease of using our electronic bingo units makes playing bingo possible for players with physical disabilities that may prevent them from playing on paper, which normally involves marking multiple bingo cards by hand with an ink dauber. We believe that these aspects of our electronic bingo systems make them more appealing to players than paper cards or electronic bingo units offered by our competitors.

        We currently market two types of electronic bingo products: a fixed-base bingo system and portable hand-held electronic bingo systems. Many bingo hall operators offer players both fixed-base and hand-held units in order to satisfy varying customer preferences and price levels. We also offer two back-office management systems to aid hall operators in managing bingo sales and inventory tracking.

Fixed-Base Bingo System

        The fixed-base bingo system consists of a local area network of microcomputers, including the master unit, the communications unit, the sales unit, and the player's unit. All units in the fixed-base bingo system use microcomputer hardware and can be operated with light pens, touch-screens, or keyboards. Fixed-base units can be played in automatic mode or in manual mode, which requires the players to enter manually the numbers called. Players can switch between the two modes. In either mode, up to 600 electronic bingo card images can be marked simultaneously. A complete fixed-base bingo system consists of the following:

        Master Unit.    The master unit is a file server, which is located on the caller's stand and runs the network. All bingo game data is processed and stored through this unit.

        Communications Unit.    The communications unit, which is also located on the caller's stand, allows the caller to communicate with each player's unit by use of a state-of-the-art touch-screen. By simply touching the screen, the caller enters ball numbers drawn, game number, game patterns, and wild numbers. The communications unit connects with each player's unit for verification of 1,000,000 unique, non-duplicating electronic bingo card images and enables the winning electronic bingo card images and paper cards to be displayed on monitors within the bingo hall. The communications unit stores all data from the bingo system and contains a modem that allows us to access the data remotely, thereby enabling us to monitor the use of our units. Data from the system is also available to assist bingo hall operators to manage their halls. All files are protected against unauthorized access.

        Sales Unit.    The sales unit is a point-of-sale terminal, typically located near the entrance of a bingo hall, where all customer purchases are made. Using a light pen or touch-screen, the cashier activates player buy-in choices for the session and the unit automatically calculates pricing and totals. The player receives a printed receipt with a nine-digit pack number, which is itemized by date, session, and quantity of electronic bingo card images purchased.

        Player's Unit.    Each player's unit consists of a separate computer, monitor, and either a light pen or touch-screen. Each player's unit is housed in a customized wooden or metal table with up to six units per table. Players enter the nine-digit pack numbers printed on their receipts to receive their electronic bingo card images. Players can cycle through all of their electronic bingo card images while play is proceeding. The player's unit marks the numbers called on each electronic bingo card image being played, either automatically or after the player enters the number called. The unit displays the player's three electronic bingo card images that are closest to a "Bingo." The free space at the center of any electronic bingo card image that is one number away from "Bingo" flashes to notify the player. The unit sounds an alert alarm and the screen flashes when "Bingo" is achieved.

Hand-Held Bingo Systems

        We currently have the following four variations of hand-held bingo units in commercial use:

  •
  the TED2C unit, which is our state-of-the-art color hand-held unit;

  •
  the Palm Top unit, which is our high-end black and white hand-held unit;

  •
  the TED® unit, which is our lower-cost black and white hand-held unit; and

  •
  the BCM-2™ unit, which is the hand-held unit that predated the TED unit's commercial placement.

        Our hand-held bingo systems operate similar to our fixed-base systems, except that players must manually enter the numbers as they are called. Each bingo card being played is then simultaneously marked. These units can mark up to 600 cards per game, and players can play several hand-held units during a bingo session. In a hand-held system, the master, communication, and sales units are similar to, and can be shared with, those of fixed-base systems. The hand-held units are completely portable and can be played anywhere within a bingo hall. The hand-held unit can recognize almost any bingo game format that the bingo hall operator wishes to play and alerts the player, both audibly and visually, when "Bingo" has been achieved. Hand-held units are battery powered. The battery packs are designed to last 12 hours for the TED2C unit, 11 hours for the Palm Top and TED units, and approximately seven hours for the BCM-2 units. Hand-held units are recharged between bingo sessions on charging crates, which handle 27 Palm Top, 25 TED, 16 BCM-2, and 12 TED2C units, respectively.

        The TED2C product is our premier hand-held product. With a full color screen and graphics similar to our fixed-base bingo systems, it offers a superior player experience. The TED2C unit can display up to 16 cards at one time and play up to 600 cards in one game. This easy-to-use device operates using either the ALLTRAK 2™ or DIAMOND BINGO™ system.

        The Palm Top unit is the high-end black and white hand-held in our product portfolio. It shows three bingo card faces at all times and can play up to 600 cards in one game. This device resembles a palm top PC and operates on a 386 processor.

        The TED unit is the lower-cost version of our Palm Top. With the exception of appearance, the TED unit operates in all aspects on a similar basis as the Palm Top. The TED unit can display four bingo cards at a time rather than three cards in the case of the Palm Top. The TED unit functions from a proprietary motherboard and operates using the NED™ or DIAMOND BINGO software system and the ALLTRAK™ or ALLTRAK 2 accounting system.

        The BCM-2 unit, which was introduced in 1992, was the precursor to the TED. We have less than 1,000 of these hand-held units still in commercial use. This unit displays one card with a representation of the bingo board alongside it. Cards are loaded through infrared transfer.

        For the play of electronic video bingo, whether via hand-held or fixed-base unit, we typically use our DIAMOND BINGO software system.

Back-Office Management Systems

        We have two bingo back-office management systems: ALLTRAK and ALLTRAK 2. These systems are typically integrated with electronic bingo operations to provide a bingo hall with a package of accounting and marketing information that enhances the bingo operator's ability to manage the bingo hall. The ALLTRAK back-office management system operates a multi-purpose DOS™-based back-office accounting system for bingo hall operators on a PC platform. Through the point-of-sale systems and the computer into which inventory is entered, the ALLTRAK system accumulates and stores incoming data. The data can be extracted into reports that analyze player spend and demographics, session performance, and inventory. The ALLTRAK 2 system is a Windows™-based, multi-purpose accounting system for bingo hall operators running compiled visual basic software on standard PCs. The ALLTRAK 2 back-office management system was created by a third party, Active Bingo Solutions. We have exclusive worldwide rights to the ALLTRAK 2 system until 2005, at which time, assuming certain minimum requirements are met, we will take complete title to the ALLTRAK 2 system.

Product Development

        We conduct an ongoing research and development program to enhance the features and capabilities of our bingo systems, to maintain a competitive advantage in the marketplace, and to extend our product line with new games and applications. Our product development efforts resulted in the Palm Top units introduced in January 1996, and an improved version in April 1997. During July 1998, we introduced our DIAMOND operating system. In addition to providing enhanced graphics to the fixed-base units, DIAMOND is a point-of-sale system that allows vending of electronic bingo units, paper bingo cards, accessories, and concession items. We are dedicating resources to enhance the ALLTRAK systems to provide better complete business solutions to hall operators. We have consolidated and expanded our research and development team in Reno, Nevada, to better address this critical aspect of our business.

        During fiscal 2001, we spent approximately $1.7 million for company-sponsored research and development activities compared with approximately $1.9 million during fiscal 2000 and approximately $1.2 million during fiscal 1999.

Sales, Marketing, and Distribution

        Our marketing strategy is to target bingo operators and demonstrate the benefits of our bingo systems to both bingo operators and bingo players. We allocate our electronic bingo units based on utilization. This strategy is intended to maximize revenue from our placed units. Our superior customer service orientation and quality products are designed to promote player loyalty and long-term relationships with bingo hall operators.

        Our installation package typically includes the following:

  •
  installation by us at no cost to the bingo hall;

  •
  training sessions for bingo hall staff;

  •
  promotional sessions to introduce players to the system;

  •
  advertising package and point-of-sale materials; and

  •
  an ongoing maintenance program.

        We operate with both an internal sales force and a network of third-party distributors. Sales personnel earn base salaries plus incentive commissions based on the revenue generated by the units they place. Our distributors receive compensation based on a fixed fee per use per session, fixed weekly fee per unit, or on a percentage of the sales generated for us from their respective territories. Distributorships are generally granted pursuant to one- to three-year agreements. Distributors are typically selected based upon their financial stability and experience, and are generally required to make an exclusive commitment to our company.

Target Markets

        There are approximately 285 Native American bingo halls and tens of thousands of charities licensed to operate bingo games in the United States and Canada. As of December 31, 2001, we had approximately 57,000 installed units at approximately 525 locations serving approximately 1,500 bingo conductors, including many charitable bingo halls in which we have multiple customers. For the year ended October 31, 2001, fixed-based units generated approximately 23% of our revenue and hand-held units generated approximately 77% of our revenue.

        As of December 31, 2001, we operated in 25 of the more than 30 states in which electronic bingo is currently permitted in charitable and commercial bingo halls, and in 14 of the 30 states where bingo is currently played in Native American bingo halls. We are actively pursuing additional opportunities in other states and countries as well as increased activity at existing sites.

Pricing Arrangements

        We typically install our units at no cost to the bingo hall operator. We generate revenue by receiving a percentage of the gross revenue derived from our electronic bingo systems, by charging a fixed fee per use per session, or by charging a fixed weekly fee per unit.

Materials and Supplies

        We purchase our Palm Top units and components from Tidal Power Technologies, a Taiwan—based manufacturer. We do not have any long-term supply contracts with Tidal Power.

        We purchase our TED and TED2C units from Electronic Evolution Technologies, Inc., a Nevada-based manufacturer. In addition, EET refurbishes TED, Palm Top, and TED2C units. We do not have any long-term supply contracts with EET.

        We source all fixed-base bingo systems from various domestic suppliers, and we configure those systems at our facility in Nevada. We have not had any significant delays in securing our TED, Palm Top, TED2C, or fixed-base bingo systems. We believe that manufacturers of our units are dedicated to high quality and productivity as well as support for new product development. There are significant risks inherent in relying on few manufacturers for substantially all of our products. See Item 1, "Business—Special Considerations—We depend on third-party manufacturers for our hand-held units."

Intellectual Property

        We have registered trademarks with the U.S. Patent and Trademark Office for the following names: "TED," "Bingo Card Minder," "Bingo Technologies Corporation," and "The Electronic

Dauber." We have trademark applications pending with the U.S. Patent and Trademark Office for the following names: "GameTech," "Diamond Bingo," "Diamond Plus Bingo," "Diamond TED," "Everything Else is Just Daubin," "Hot Jewels," "Race Tabs," and "The Bingo Players Choice." We also own various common law trademarks. Additionally, we own the following pending Canadian trademark registrations: "Diamond Bingo," "Diamond Plus Bingo," "Diamond TED," "Everything Else is Just Daubin," "Life Is Good Then You Bingo," "Race Tabs," and "The Bingo Players Choice." We cannot provide assurance that any of our domestic or international trademark applications will be granted. We do not believe that the ownership of these trademarks are material to our business or our ability to compete.

Competition

        The electronic bingo industry is characterized by intense competition based on various factors, including the ability to enhance bingo hall operations and to generate incremental revenue for bingo hall operators through product appeal to players, ease of use, serviceability, customer support and training, distribution, name recognition, and price. We compete primarily with other companies providing electronic bingo units, including Advanced Gaming Technology, Inc., California Concepts, Bettina Corp., International Gaming Systems, Bingo Brain, Inc., FortuNet, Inc., Jenosys, and BK Entertainment. We also compete with companies offering traditional paper bingo cards. In addition, we compete with other similar forms of entertainment, including casino gaming and lotteries. Certain of our competitors may have significantly greater financial and technical resources than we do, as well as more established customer bases and distribution channels, which may allow them to move rapidly into our markets and acquire significant market share. Increased competition may result in price reductions, reduced operating margins, conversion from lease to sale of our units, and loss of market share, any of which could materially and adversely affect our business, operating results, and financial condition. Furthermore, existing and new competitors may expand their operations in our existing or potential new markets. We have attempted to counter competitive factors by providing superior service and new, innovative, and quality products. We believe that the quality of our fixed-base and hand-held bingo systems, combined with superior service and customer support, differentiate us from our competitors.

Government Regulation

        We are subject to regulation and oversight by governmental authorities in virtually all jurisdictions in which we conduct business. The regulatory requirements vary from jurisdiction to jurisdiction. Governmental regulations may require licenses, approvals, findings of suitability, or qualifications for our company as well as for our products, officers, directors, certain personnel, significant stockholders, or other associated parties. The term "significant stockholder" typically refers to any beneficial owner of 5% or greater of our capital stock. Any person who fails or refuses to comply with these regulatory requirements could be subject to disciplinary or legal action, which could adversely impact our company, including causing the loss of any existing license and our ability to conduct business. The licensing approval and finding of suitability processes can be lengthy and expensive. On tribal Native American lands, regulation results from the laws of each tribe, the provisions of IGRA, and various state compacts. Many jurisdictions have comprehensive licensing, reporting, and operating requirements with respect to the manufacture, sale, lease, use, and operation of bingo and bingo-related products, including electronic bingo equipment. These requirements have a direct impact on the conduct of our day-to-day operations. In substantially all states in which charitable bingo is legal, the state imposes limits on prizes on a per-game, per-session, or annual basis. Many states license or otherwise regulate manufacturers and suppliers of bingo equipment; some states prohibit the rental or leasing of bingo equipment; and other states regulate whether equipment may be rented at a fixed or percentage rate. Generally, regulatory authorities may deny applications for licenses, other approvals, or findings of suitability for any cause they may deem reasonable. There can be no assurance that our company or our products, personnel, officers, directors, significant stockholders, or other associated parties will receive or be able to maintain any necessary licenses, other approvals, or findings of suitability. The loss of a license in a particular state may prohibit us from realizing revenue in that state and may adversely impact our license and ability to realize revenue in other states. Any change in law or regulation by a state, or an unfavorable interpretation of any law or regulation, could adversely impact us by, among other things, reducing prize limits, further regulating suppliers of bingo equipment, prohibiting rental or leasing of bingo equipment, restricting rental rates, or causing the loss of one or more of our licenses.

Nevada Regulation

        We are classified as a manufacturer and distributor of associated equipment pursuant to the provisions of the Nevada Gaming Control Act and regulations promulgated thereunder. Associated equipment manufacturers and distributors that sell, transfer, or offer associated equipment for use or play in Nevada may be required to file an application for a finding of suitability at the discretion of the Nevada Gaming Commission on the recommendation of the Nevada State Gaming Control Board. To date, the Nevada gaming authorities have not required us to file an application for a finding of suitability as an associated equipment manufacturer or distributor.

        Our associated equipment is subject to evaluation and approval by the state of Nevada. Each of our associated equipment products that are in distribution in Nevada (except for those products in research and development) have been submitted to and approved by the state of Nevada.

Tribal Regulation

        Gaming on Native American lands, including the terms and conditions under which gaming equipment can be sold or leased to Native American tribes, is or may be subject to licensing and regulation under IGRA and the laws of the federal government, the tribes, and the host state, where applicable. Under IGRA, gaming activities are classified as Class I, II, or III. Class I gaming includes social games played solely for prizes of minimal value, or traditional forms of Native American gaming engaged in as part of, or in connection with, tribal ceremonies or celebrations. Class II gaming includes bingo and other card games authorized or not explicitly prohibited and played within the host state, but does not include banking card games such as baccarat or blackjack. Class III gaming includes all forms of gaming that are not Class I or Class II, including slot machines, video lottery terminals, and casino style games. A Native American tribe may conduct Class II gaming under IGRA without having entered into a written compact with its host state if the host state permits Class II gaming, but must enter into a separate written compact with the state in order to conduct Class III gaming activities. Under IGRA, tribes are required to regulate all gaming under ordinances approved by the Chairman of the National Indian Gaming Conference. These ordinances may impose standards and technical requirements on gaming hardware and software, and may impose registration, licensing, and background check requirements on gaming equipment manufacturers and suppliers and their key personnel, officers, directors, and stockholders.

        IGRA defines Class II gaming to include "the game of chance commonly known as bingo, whether or not electronic, computer or other technologic aids are used in connection therewith," and defines Class III gaming to include "electronic or electromechanical facsimiles of any game of chance or slot machines of any kind." We believe that both our fixed-base and hand-held units are Class II products. In the event that either is classified as a Class III device, such a designation would reduce the potential market for the devices because only Native American gaming halls that have entered into a tribal-state compact that permits Class III electronic gaming systems would be permitted to use the device, unless we could modify the systems to have them reclassified as a Class II game. We may not be able to make any such modifications in the event of such a classification.

Federal Regulation

        The Federal Gambling Devices Act of 1962, also called the Johnson Act, makes it unlawful, in general, for a person to manufacture, deliver, or receive gaming machines, gaming machine-type devices, and components across state lines or to operate gaming machines unless that person has first registered with the U.S. Department of Justice. In addition, the Johnson Act imposes various record keeping and equipment identification requirements. Violation of the Johnson Act may result in seizure and forfeiture of the equipment as well as other penalties. One of our subsidiaries, which is involved in the manufacture and transportation of gaming machines, gaming machine-type devices, and components, is required to register annually. We have complied with these registration requirements.

State Regulation of Electronic Bingo Systems in General

        Our electronic bingo products, including our fixed-base and hand-held units, encounter greater regulation than traditional paper bingo. Applicable federal, state, tribal, and local regulations and enforcement vary significantly by jurisdiction.

        Electronic bingo in charitable halls is less widely permitted than paper bingo, primarily because many state laws and regulations were enacted before electronic bingo was introduced. We believe that electronic bingo in charitable halls is currently permitted in more than 30 of the 50 states. Because many state laws and regulations are silent or ambiguous with respect to electronic bingo, changes in regulatory and enforcement personnel could impact the continued operation of electronic bingo in some of these states. In addition, some regulatory authorities require the inspection, approval, or modification of electronic bingo systems prior to placement in those states.

Application of Future or Additional Regulatory Requirements

        We intend to seek the necessary licenses, approvals, and findings of suitability for our company, our products, or our personnel in jurisdictions in which we anticipate significant bingo activities. However, these licenses, approvals, or findings of suitability may not be obtained timely, if at all, and, if obtained, may be subsequently revoked, suspended, or conditioned. In addition, we may not be able to obtain the necessary approvals for our future products. If a regulatory authority in a jurisdiction requires a license, approval, or finding of suitability and our company or stockholders fail to seek or do not receive the necessary license or finding of suitability, we may be prohibited from distributing our products for use in the jurisdiction or may be required to distribute our products through other licensed entities, which generally would result in a reduced profit to us.

Employees

        As of December 31, 2001, we had approximately 193 full-time employees. We are not subject to collective bargaining agreements with our employees, and we believe that our relations with our employees are good.

Special Considerations

        The following factors, in addition to those discussed elsewhere in this report, should be carefully considered in evaluating our company and our business.

We depend on the bingo and electronic bingo industry.

        Our future revenue and profits depend upon continued market acceptance of our products and services, the continued penetration of electronic bingo into bingo halls nationwide, and various other factors, many of which are beyond our control. For example, we depend on the continued popularity of bingo as a leisure activity and as a means of charitable fundraising. The bingo industry is a mature industry and may decline in the future as a result of an increase in competing forms of entertainment, including those resulting from developments in online gaming and the continued expansion of the legalization of casino gaming, such as riverboat gaming.

Our success depends on our ability to respond to rapid market changes and product enhancements.

        Our products utilize hardware components developed primarily for the personal computer industry, which is characterized by rapid technological change and product enhancements. Should any of our current or potential competitors succeed in developing a better electronic bingo system, those competitors could be in a position to outperform us in our ability to exploit developments in microprocessor, video technology, or other multimedia technology. The emergence of an electronic bingo system that is superior to ours in any respect could substantially diminish our revenue and limit our ability to grow. Any failure of our company to respond to rapid market changes and product enhancements could have a material adverse effect on our business, results of operations, and financial condition.

Some of our customers may terminate agreements with us on relatively short notice.

        Some of our agreements with customers may permit termination by the customers upon relatively short notice to us and without penalty, and do not designate us as the customer's exclusive electronic bingo system provider. Some contract terms may not be memorialized in writing.

Our compliance with several governmental and other regulations are costly and subject our company to significant risks.

        We must maintain the existing license and approvals necessary to operate in our existing markets and obtain the necessary licenses, approvals, findings of suitability, and product approvals in all additional jurisdictions in which we intend to distribute our products. The licensing and approval processes can involve extensive investigation into our company and our products, officers, directors, certain personnel, significant stockholders, and other associated parties, all of which can require significant expenditures of time and resources. We must also comply with applicable regulations for our activities in any international jurisdiction into which we expand. We may not receive licensing or other required approvals in a timely manner in the jurisdictions in which we are currently seeking such approval. The regulations relating to company and product licensing are subject to change, and other jurisdictions, including the federal government, may elect to regulate or tax bingo. We cannot predict the nature of any such changes or the impact that such changes would have on our business. The loss of a license in a particular jurisdiction may prohibit us from generating revenue in that jurisdiction, may prohibit us from installing our units in other jurisdictions, and may have an adverse effect on our business, results of operations, and financial condition.

We depend on third-party manufacturers for our hand-held units.

        We purchase our Palm Top units and components from Tidal Power Technologies, Inc., a Taiwan-based manufacturer. We do not have any long-term supply contracts with Tidal Power. Although the design of the Palm Top is not unique or proprietary, we would need to find a replacement component supplier if Tidal Power ceased doing business with us. Although we believe that we would be able to locate a replacement for Tidal Power, we believe that any such replacement would involve some delay.

We may not be able to procure, substitute, or produce our Palm Top units without significant interruption or a price increase. Any failure of our company to receive Palm Top components could have a material adverse effect on our business, results of operations, and financial condition.

        We purchase our TED and TED2C units from Electronic Evolution Technologies, Inc., a Nevada-based manufacturer. In addition, EET refurbishes TED, Palm Top, and TED2C units. We would need to locate a replacement contract manufacturer if EET ceased doing business with us. Although we believe that we could locate a substitute contract manufacturer, any such replacement would involve some delay, and we may not be able to procure, substitute, produce, or refurbish TED, Palm Top, or TED2C units without significant interruption or price increase. Any failure of our company to receive refurbished TED or Palm Top units, or new TED2C units could have a material effect on our business, results of operations, and financial condition.

We depend on our relationships with our distributors.

        We derive a significant portion of our revenue from customers serviced through distributors. Our distributors place our products with our customers, and often will maintain the primary relationship with the bingo halls. Generally, we or our distributors enter into one- to three-year agreements with the bingo halls to use our systems and devices. We rely on our distributors to a significant degree in the states where the law requires us to place our systems and devices through qualified distributors. The loss of our relationship with one or more of our distributors may require us to develop our internal sales force or engage new distributors to place our systems and devices, which could be time consuming and expensive. The loss of one or more of our significant distributors may have a material adverse effect on our business, results of operations, and financial condition.

We depend on Native American laws in the operation of our business.

        Our units are operated in many bingo halls located on Native American reservations in the United States. State and federal laws governing the business or other conduct of private citizens generally do not apply on Native American lands. We may have limited recourse if any Native American tribe operating a particular bingo hall seized the units or barred entry onto the reservation in the event of a contract or other dispute. We have the capability to render any units inoperable in the event of such action. However, any seizure of our units is likely to result in a capital loss and loss of revenue to our company and could, were it to occur on a large scale, have a material adverse effect on our business, capital resources, results of operations, and financial condition.

If our games were classified as Class III games under IGRA, we may not be able to obtain the necessary state approval to operate our business, or we may have to modify our systems to be classified as Class II games.

        Our operations in Native American gaming halls, which generated approximately 24% of our revenue during fiscal 2001, are subject to tribal and federal regulation under IGRA, which established the National Indian Gaming Commission, or NIGC. The NIGC has the authority to adopt rules and regulations to enforce certain aspects of IGRA and to protect tribal interests. Under IGRA, electronic bingo games similar to ours have previously been determined by the NIGC to be Class II gaming activities that are subject solely to tribal regulation as approved by the NIGC. We believe our electronic bingo systems meet all of the requirements of a Class II game and that the NIGC has the regulatory authority to make final and binding determinations on the classification of our electronic bingo systems. We cannot, however, provide assurance that the NIGC would classify our electronic bingo systems as Class II games under IGRA. In addition, we cannot provide assurance that the NIGC would not enact future regulations or reinterpret existing regulations in such a manner so as to limit the authority of tribes to self-regulate Class II gaming or to change the definition of Class II gaming in such a manner that our electronic bingo systems are classified as a Class III game under IGRA. If classified as

Class III games, our electronic bingo systems could become subject to state regulation through the tribal-state compacts required for Class III games played on Native American lands. In that event, or in the event other federal laws are enacted that would subject our operations on Native American lands to state regulation, we may not be able to modify our electronic bingo systems to be classified as Class II games, or we may not obtain the necessary state approval and licenses to continue our operations in Native American gaming halls. Any such event could have a material adverse effect on our business, results of operations, and financial condition. Any modifications of our electronic bingo systems would also have the additional risk that such modifications would not appeal to customers or be acceptable to the Native American tribes.

We rely on the Texas market for a significant portion of our revenue.

        The concentration of our revenue in the Texas market, which generated approximately 23% of fiscal 2001 revenue, potentially heightens the exposure of regulatory changes that may prevent or impede us from doing business in that state. Furthermore, the loss of or inability of our company to find suitable distributors in Texas, where state law requires electronic bingo devices and systems to be placed through qualified distributors, could cause a material adverse effect on our business, results of operations, and financial condition.

The electronic bingo industry is extremely competitive.

        The electronic bingo industry is characterized by intense competition based on, among other things, the ability to enhance the operations of and to generate incremental sales for bingo hall operators through product appeal to players, ease of use, ease of serviceability, customer support and training, distribution, name recognition, and price. Certain of our competitors may have significantly greater financial and technical resources than we do, as well as more established customer bases and distribution channels, which may allow them to move rapidly into our markets and acquire significant market share. Increased competition may result in price reductions, reduced operating margins, conversion of units from lease to sale, and loss of market share, any of which could materially and adversely affect our business, operating results, and financial condition. Furthermore, existing and new competitors may expand their operations in our existing or potential new markets. In addition, we compete with other similar forms of entertainment, including casino gaming lotteries.

Investors may not be able to exercise control over our company as a result of management's and other principal stockholders' ownership.

        The current executive officers and directors of our company beneficially own approximately 57% of our outstanding common stock. As a result, the executive officers and directors of our company can significantly influence the management and affairs of our company and all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. This concentration of ownership could have the effect of delaying or preventing a change in control of our company, even when such change of control is in the best interests of stockholders. Control by management might adversely affect the market price of the common stock and the voting and other rights of our company's other stockholders.

We must be able to attract and retain skilled employees.

        Our operations depend to a great extent on our ability to retain existing and attract new key personnel. Competition is intense for skilled marketing and product research and development employees in particular. We may not be successful in attracting and retaining such personnel, and we may incur increased costs in order to attract and retain personnel. Although we believe we can locate replacement personnel, including persons already employed by us, the loss of key personnel, were we unable to hire suitable replacements, or our failure to attract additional qualified employees, could have a material adverse effect on our business, results of operations, and financial condition.

Acquisitions could divert management's time and attention, dilute the voting power of existing stockholders, and have a material adverse effect on our business.

        As part of our growth strategy, we may acquire complementary businesses and assets. Acquisitions that we may make in the future could result in the diversion of time and personnel from our business. We also may issue shares of common stock or other securities in connection with acquisitions, which could result in the dilution of the voting power of existing stockholders and could dilute earnings per share. Any acquisitions would be accompanied by other risks commonly encountered in such transactions, including the following:

  •
  difficulties integrating the operations and personnel of acquired companies;

  •
  the additional financial resources required to fund the operations of acquired companies;

  •
  the potential disruption of our business;

  •
  our ability to maximize our financial and strategic position by the incorporation of acquired technology or businesses with our product offerings;

  •
  the difficulty of maintaining uniform standards, controls, procedures, and policies;

  •
  the potential loss of key employees of acquired companies;

  •
  the impairment of employee and customer relationships as a result of changes in management; and

  •
  significant expenditures to consummate acquisitions.

        As a part of our acquisition strategy, we may engage in discussions with various businesses regarding their potential acquisition. In connection with these discussions, we and each potential acquired business may exchange confidential operational and financial information, conduct due diligence inquiries, and consider the structure, terms, and conditions of the potential acquisition. In certain cases, the prospective acquired business may agree not to discuss a potential acquisition with any other party for a specific period of time, may grant us certain rights in the event the acquisition is not completed, and may agree to take other actions designed to enhance the possibility of the acquisition. Potential acquisition discussions may take place over a long period of time, may involve difficult business integration and other issues, and may require solutions for numerous family relationship, management succession, and related matters. As a result of these and other factors, potential acquisitions that from time to time appear likely to occur may not result in binding legal agreements and may not be consummated. Our acquisition agreements may contain purchase price adjustments, rights of set-off, and other remedies in the event that certain unforeseen liabilities or issues arise in connection with an acquisition. These remedies, however, may not be sufficient to compensate us in the event that any unforeseen liabilities or other issues arise.

Our failure to manage effectively our growth could impair our business.

        Our growth plans may require full use of our current financial, managerial, and other resources as well as substantial expansion of those resources. In order to manage effectively any significant future growth, we may have to perform various tasks, including the following:

  •
  expand our facilities and equipment and further enhance our operational, financial, and management systems;

  •
  design, develop, produce, and receive products from third-party manufacturers on a timely basis;

  •
  develop new and maintain existing distribution channels in order to maximize revenue and profit margins;

  •
  effectively manage regulatory risks in various jurisdictions;

  •
  successfully hire, train, retain, and motivate additional employees; and

  •
  integrate successfully the operations of any acquired businesses with our operations.

        We plan to expand within our existing domestic markets and into foreign and domestic bingo markets in which we have no previous operating experience. We may not be able to maintain profitability or manage successfully the aggressive expansion of our existing and planned business. Our failure to manage growth effectively could have a material adverse effect on our business, operating results, and financial condition.

Shares of common stock eligible for sale in the public market by affiliates of our company may adversely affect the market price of our common stock.

        Sales of substantial amounts of common stock by stockholders in the public market, or even the potential for such sales, are likely to adversely affect the market price of the common stock and could impair our ability to raise capital by selling equity securities. As of October 31, 2001, virtually all of the 10,846,514 shares of common stock outstanding were freely transferable without restriction or further registration under the securities laws, unless held by "affiliates" of our company, as that term is defined under the securities laws. Shares held by affiliates are eligible for sale in the public market, subject to compliance with the volume limitations and other requirements of Rule 144. Moreover, the exercise of outstanding options will result in additional outstanding shares of common stock and will create additional potential for sales of additional shares of common stock in the public market.

We have limited protection of our intellectual property.

        We regard our products as proprietary and rely primarily on a combination of patent law, copyrights, trademarks, trade secret laws, and employee and third-party non-disclosure agreements to protect our proprietary rights. Defense of intellectual property rights can be difficult and costly, and we may not be able to protect our technology from misappropriation by competitors or others. In addition, the protections offered by trademark, copyright, and trade secret laws may not prevent a competitor from designing electronic bingo systems having appearance and functionality that closely resemble our systems.

        As the number of electronic bingo units in the industry increases and the functionality of these products further overlaps, we may become subject to infringement claims, with or without merit. Intellectual property-related claims or litigation can be costly and can result in a significant diversion of management's attention. Any settlement of such claims or adverse determinations in such litigation could also have a material adverse impact on our business, results of operations, and financial condition.

Our operating results could differ materially from the forward-looking statements included in this report.

        Some of the statements and information contained in this report concerning future, proposed, and anticipated activities of our company, anticipated trends with respect to our revenue, operating results, capital resources, and liquidity or with respect to the markets in which we compete or the bingo industry in general, and other statements contained in this report regarding matters that are not historical facts are forward-looking statements, as that term is defined in the securities laws. Forward-looking statements, by their very nature, include risks and uncertainties, many of which are beyond our control. Accordingly, actual results may differ, perhaps materially, from those expressed in or implied by such forward-looking statements. Factors that could cause actual results to differ materially include those discussed elsewhere under this Item 1, "Business—Special Considerations."

Item 2. Properties.

        Our corporate headquarters is located in Reno, Nevada, in a 41,000 square-foot leased facility under a lease that expires in November 2010. We also operate two regional facilities: a 5,400 square-foot site in Cleveland, Ohio, and a 4,115 square-foot site in Southlake, Texas, under leases that expire in November 2004 and August 2002, respectively. We lease several other facilities, none of which are material to our operations. We believe that our facilities will be adequate for our needs for the foreseeable future.

Item 3. Legal Proceedings.

        On January 6, 2000, we were named as a third-party defendant in Cause No. DV-99-3012H, TREND GAMING SYSTEMS, LLC V. HIGHLANDS PTA, ET AL., pending in the 44th District Court of Dallas County, Texas. The lawsuit involves a claim for breach of contract filed by a distributor for our company, Trend Gaming Systems, LLC, against several bingo conductors, and a claim for tortious interference with contract against K&B Sales, Inc., dba Goodtime Bingo, and Daniel Hennessy. K&B added us as a third-party defendant alleging breach of contract, interference with contract, illegal restraint of trade, and conspiracy to commit tortious interference, and has requested actual and exemplary damages. The bingo conductors also added a third-party claim against us, alleging that we conspired with Trend to defraud the conductors. The underlying dispute between our company and K&B involved termination of K&B's distributor relationship with us.

        On March 22, 2001, we and K&B entered into a settlement agreement and mutual release of all claims. The settlement had no impact on our fiscal 2001 financial results. On April 7, 2001, the court dismissed with prejudice all claims between us and K&B. On October 3, 2001, we settled the third party claim brought by the bingo conductors against our company. Under the settlement, we paid $40,000 to the bingo conductors, and Trend entered into one-year commitments with the bingo conductors for exclusive placement of our fixed-base bingo units at five of the bingo conductor's halls.

        During February 1999, we acquired from BTC's stockholders all of the capital stock of BTC pursuant to a stock purchase agreement. In connection with the acquisition, BTC's stockholders made certain representations and warranties, and a portion of the purchase price was placed into escrow as security for the breach of any of these representations and warranties. During February 2000, we notified BTC's stockholders that we had certain claims for indemnification against them for breaches of representations and warranties from the acquisition. We estimate that our claims exceed the amounts held in escrow, and we have requested that no amounts in escrow be released pending a final determination of our claims. The escrow fund consists of 373,387 shares of our common stock and approximately $2.0 million cash. BTC's stockholders delivered their objections to the escrow on February 24, 2000, objecting to all of our indemnification claims. The parties must make a good faith effort to reach agreement upon the rights of the parties with respect to each claim. The matter is currently scheduled for arbitration on March 25, 2002.

        On March 22, 2001, we filed a claim in the United States District Court, District of Arizona, GAMETECH INTERNATIONAL, INC. V. TREND GAMING SYSTEMS, LLC, CV 01-540 PHX PGR, seeking a declaratory judgment that we are not in material breach of our November 1, 1999 distribution agreement with Trend, and seeking damages for past due payments and wrongful withholdings by Trend. Trend has counterclaimed, alleging that its payments are in compliance with its contractual obligations and that it is entitled to withhold certain monies. Trend also contends that we are in breach of certain of our contractual obligations to Trend or its customers. No trial date has been set. We have denied the allegations and intend to vigorously pursue and defend this matter. However, we cannot provide assurance that we will obtain a favorable outcome. An unfavorable outcome could have a material adverse effect on our business, financial position, and results of operations.

        The Texas Lottery Commission, or TLC, the agency that regulates bingo in the state of Texas, informed us that it intends to seek administrative penalties against us based on certain provisions of one of our Texas distributor agreements. The TLC alleges that certain provisions of the agreement violate the Texas Bingo Enabling Act. The penalties sought by the TLC could involve suspension and/or revocation of our Texas manufacturing license. An evidentiary hearing occurred before the administrative body during January 2002. We expect the governing body to recommend a course of action on or before May 15, 2002. We expect that the TLC will act on any such proposal for decision during the summer of 2002. We do not believe that our distributor agreement or our conduct violate the Bingo Enabling Act, and intend to contest vigorously the allegations and to defend our company through the hearing process. However, we cannot provide assurance that we will obtain a favorable outcome. An unfavorable outcome could have a material adverse effect on our business, financial position, and results of operations.

        The Washington Gambling Commission, or WGC, the agency that regulates bingo in the state of Washington, informed us that it intends to seek administrative penalties against us for a variety of alleged violations. The penalties sought by the WGC could involve suspension and/or revocation of our Washington manufacturer's license. We have requested an evidentiary administrative hearing. No hearing date has been set. We intend to vigorously defend our company through the hearing process. However, we cannot provide assurance that we will obtain a favorable outcome. An unfavorable outcome could have a material adverse effect on our business, financial position, and results of operations.

        We are involved in various other legal proceedings arising out of the ordinary course of our business. We do not believe that any of those proceedings will have a material adverse effect on our business, financial position, or results of operations.

Item 4. Submission of Matters to a Vote of Security Holders.

        Not applicable.

PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters.

        Our common stock is listed on the NASDAQ National Market under the symbol "GMTC." The following table sets forth high and low sale prices of our common stock for the period indicated as reported on the NASDAQ National Market.

	High	Low
Fiscal Year Ended October 31, 1999
First Quarter	$3.750	$1.938
Second Quarter	$4.188	$2.125
Third Quarter	$7.500	$2.875
Fourth Quarter	$5.500	$3.375
Fiscal Year Ended October 31, 2000
First Quarter	$5.750	$3.625
Second Quarter	$9.500	$4.719
Third Quarter	$7.000	$3.938
Fourth Quarter	$4.563	$3.375
Fiscal Year Ended October 31, 2001
First Quarter	$4.266	$2.750
Second Quarter	$5.250	$3.250
Third Quarter	$8.500	$4.400
Fourth Quarter	$5.350	$2.040
Fiscal Year Ended October 31, 2002
First Quarter (through January 15, 2002)	$4.940	$3.600

        On January 15, 2002, the closing sale price of our common stock was $4.45 per share. On January 15, 2002, there were 272 record holders of our common stock.

        We have never paid cash dividends and do not anticipate paying any cash dividends on our common stock for the foreseeable future. We intend to retain our earnings, if any, to finance the expansion of our business and for other general corporate purposes. Any payment of future dividends will be at the discretion of our Board of Directors and will depend upon, among other factors, our earnings, financial condition, capital requirements, level of indebtedness, contractual restrictions with respect to the payment of dividends, and other considerations that our Board of Directors deems relevant. We have a $10 million revolving line of credit with Wells Fargo Bank, N.A., which places certain restrictions on the payment of dividends without the prior consent of the bank.

Item 6. Selected Financial Data

        The selected statement of income data for the fiscal years ended October 31, 1999, 2000 and 2001, and the selected balance sheet data set forth below at October 31, 2000 and 2001, have been derived from our financial statements, which have been audited by Ernst & Young LLP, independent auditors, included elsewhere herein. The selected statement of income data for the years ended October 31, 1997 and 1998 and the selected balance sheet data set forth below at October 31, 1997, 1998 and 1999 have been derived from our audited financial statements not included herein. The selected financial data set forth below should be read in conjunction with the Financial Statements and Notes thereto and with

"Management's Discussion and Analysis of Financial Condition and Results of Operations," appearing elsewhere in this report.

	Years Ended October 31,
	1997	1998	1999	2000	2001
	(dollars in thousands, except share and per share amounts)
Statement of Income Data:
Revenue	$12,578	$16,177	$41,663	$49,695	$48,536
Cost of revenue	3,249	5,327	11,590	16,011	22,185

Gross profit	9,329	10,850	30,073	33,684	26,351
Operating expenses:
General and administrative	1,993	3,646	8,070	12,223	14,995
Sales and marketing	1,419	2,564	11,519	12,680	14,400
Research and development	547	638	1,152	1,938	2,780
Acquisition related charges	—	—	1,050	—	—

Total operating expenses	3,959	6,848	21,791	26,841	32,175

Income (loss) from operations	5,370	4,002	8,282	6,843	(5,824)
Interest income (expense) and other	(450)	1,368	476	326	144
Equity in net loss of affiliate	(179)	(2,000)	—	—	—

Income (loss) before provision for income taxes	4,741	3,370	8,758	7,169	(5,680)
Provision for (benefit from) income taxes	1,880	1,300	3,900	3,513	(1,285)

Net income (loss)	$2,861	$2,070	$4,858	$3,656	$(4,395)

Diluted net income (loss) per share (a)	$0.43	$0.20	$0.42	$0.30	$(0.41)
Shares used in the calculation of diluted net income (loss) per share (a)	6,909	10,577	11,683	12,064	10,623
	October 31,
	1997	1998	1999	2000	2001
	(dollars in thousands)
Balance Sheet Data:
Cash, cash equivalents and short term investments	$1,020	$25,587	$11,389	$7,890	$12,955
Working capital (deficit)	(422)	27,259	12,963	10,701	16,464
Total assets	13,251	42,477	58,803	59,324	55,676
Total debt (b)	4,942	853	4,559	3,584	2,395
Total stockholders' equity	3,976	40,322	51,424	50,030	46,584

(a)
See Note 1 of Notes to Financial Statements included elsewhere herein for information concerning the computation of diluted net income (loss) per share.

(b)
Includes convertible subordinated debt to stockholders (including accrued interest) of $1,526,000 on October 31, 1997, which was converted into common stock on November 24, 1997.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

        The following discussion should be read in conjunction with our financial statements and notes thereto included elsewhere in this report. The following discussion contains certain forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from the results anticipated in these forward-looking statements as a result of the factors set forth in this report, including those set forth under Item 1, "Business—Special Considerations."

Overview

        We design, develop, and market interactive electronic bingo systems. We currently market a fixed-base system with light pen- or touch screen-activated monitors and portable hand-held systems that can be played anywhere within a bingo hall. As of October 31, 2001, we had systems in service in 25 states of the more than 30 states that allow electronic bingo systems for use with charitable and commercial organizations. Under the Indian Gaming Regulatory Act, or IGRA, electronic bingo may be played on tribal Native American lands in the 46 states where bingo is legal. We estimate that bingo currently is played on tribal Native American lands in 30 states. As of October 31, 2001, we had units in operation in Native American bingo halls in 12 of those states. Collectively, as of October 31, 2001, we had products in 31 states and in four countries outside of the United States.

        We generate revenue by placing electronic bingo systems in bingo halls under contracts based on (a) a fixed fee per use per session; (b) a fixed weekly fee per unit; or (c) a percentage of the sales generated by each unit. Revenue growth is affected by player acceptance of electronic bingo as an addition or an alternative to paper bingo, and our ability to expand operations into new markets. Fixed-base bingo units generate greater revenue per unit than portable bingo units, but also require a greater initial capital investment.

        We attribute our success to our ability to provide our customers with a combination of high-quality electronic bingo units and superior customer service and support. During fiscal 2001, we performed various transition activities, including the following:

  •
  reorganized sales and service support regionally;

  •
  experienced significant personnel changes at operational, service, sales, and corporate levels, both in terms of new hires, separations and reorganizations;

  •
  improved financial reporting and controls;

  •
  installed a new inventory management system;

  •
  improved customer, distributor, and other contractual relationships;

  •
  centralized and increased research and development personnel;

  •
  completed enhancements and accelerated the plan for placement of the TED2C color portable unit;

  •
  reserved excess fixed-based and hand-held units;

  •
  expanded internationally; and

  •
  completed our relocation to Reno, Nevada that began during fiscal 2000.

        We typically install our electronic bingo systems at no charge to our customers, and we capitalize the costs. During fiscal 1999, 2000, and 2001, our capital expenditures were approximately $8.3 million, $9.6 million, and $3.0 million, respectively, almost all of which in 1999 and 2000 and $2.1 million of which in 2001, represented investments in bingo and related support equipment. Fiscal 2001 capital expenditures reflect a full implementation of a refurbishment program, compared with a new unit purchasing program in the prior years. This change reflects reduced capitalized costs, increased refurbishment expenses, and increased cash savings during fiscal 2001. During fiscal 2001, we increased research and development personnel and centralized our research and development functions. Our cost of revenue consists primarily of the expense of providing customer service, including labor, service-related overhead, depreciation of the bingo systems, and excess unit reserves. We record depreciation of bingo equipment over a five-year estimated useful life using the straight-line method of depreciation.

Results of Operations

        The following table sets forth, for the periods indicated, certain statement of operations data for our company expressed as a percentage of revenue:

	Years Ended October 31,
	1999	2000	2001
Statement of Income Data:
Revenue	100.0%	100.0%	100.0%
Cost of revenue	27.8	32.2	45.7

Gross profit	72.2	67.8	54.3
Operating expenses:
General and administrative	19.4	24.6	30.9
Sales and marketing	27.6	25.5	29.7
Research and development	2.8	3.9	5.7
Acquisition related charges	2.5	—	—

Total operating expenses	52.3	54.0	66.3

Income (loss) from operations	19.9	13.8	(12.0)
Interest income (expense) and other	1.1	0.7	0.3

Income (loss) before provision for (benefit from) income taxes	21.0	14.5	(11.7)
Provision for (benefit from) income taxes	9.3	7.1	(2.6)

Net income (loss)	11.7%	7.4%	(9.1)%

Year Ended October 31, 2001 Compared with Year Ended October 31, 2000

        Revenue.    We generated revenue of $48.5 million for fiscal 2001 compared to $49.7 million for fiscal 2000. The approximately $1.2 million, or 2.3%, net decline in revenue from fiscal 2000 was primarily attributable to competitive pricing pressures, as well as the removal of approximately 1,600 bingo units in the Southern Region due to cancellation of a distributor contract during the second quarter of fiscal 2000. Revenue increases were experienced in the Northeastern and Western Regions and internationally. Installed units increased 4,000 units, from approximately 53,000 units at October 31, 2000 to approximately 57,000 units at October 31, 2001. However, revenue per unit generated by these additional units, in some cases, were lower due to fewer bingo sessions played per week or pricing pressures.

        Cost of Revenue.    Cost of revenue increased $6.2 million, or 38.6%, to $22.2 million during fiscal 2001 from $16.0 million during fiscal 2000. Cost of revenue as a percent of revenue for the current fiscal year was 45.7% compared to 32.2% for fiscal 2000. The increase during fiscal 2001 for cost of revenue was primarily attributable to: (1) increased bingo unit maintenance, repair and refurbishment expenses of $3.4 million compared to the prior year, principally as a result of an increased focus on the repair and upgrade of existing units as opposed to the acquisition of new units; (2) an increase in the provision for excess uninstalled bingo units of $1.7 million based on forecasts of unit placements impacted by expected new product (TED2C) placements in fiscal 2002 and beyond; and (3) bingo unit depreciation expenses increased $900,000 as a result of an increase in the number of bingo units installed and our revised estimate of useful life for uninstalled units that began in the first quarter of fiscal 2001. Service and operational costs aggregating approximately $8.4 million and $8.3 million, during fiscal years 2001 and 2000, respectively, remained constant.

        General and Administrative.    General and administrative expenses totaled $15.0 million for fiscal 2001 compared to $12.2 million for fiscal 2000, a $2.8 million increase. General and administrative expenses include costs associated with our executive management and our finance, legal and compliance, information technology, and human resources departments. The increase in expenses over the prior year consists principally of an increase in personnel and related costs of $1.8 million to $5.2 million, including increases of $800,000 for severance costs associated with the retirement of a co-founder and other executive management departures. The provision for uncollectable accounts receivable increased $1.1 million to $2.4 million, including $800,000 relating to additional provision for distributors. Net increases in all other areas of $500,000 were offset by a reduction of $600,000 relating to relocation costs of the corporate offices to Reno incurred during fiscal 2000.

        Sales and Marketing.    Sales, marketing, and distributor commission expenses increased approximately $1.7 million to $14.4 million for fiscal 2001 compared to $12.7 million for fiscal 2000. Sales and marketing expenses as a percentage of revenue increased from 25.5% during fiscal 2000 to 29.7% during fiscal 2001. Payroll and related benefits increased $700,000 due to additional personnel and increases in compensation and benefits. Distributor commissions increased $900,000 to $9.8 million, or 18.0% as a percentage of revenue during fiscal 2000 compared to 20.3% during fiscal 2001. The increase in distributor commissions as a percentage of revenue is a result of: (1) higher commission rates in states with increased revenue in comparison to the prior year, versus the commission rates in states in which revenue declined from the prior year; and (2) the settlement of a distributor issue in the first quarter of fiscal 2001 for approximately $400,000.

        Research and Development.    Research and development costs increased $900,000 to $2.8 million for fiscal 2001 compared to $1.9 million for fiscal 2000. Research and development costs as a percentage of revenue increased from 3.9% during fiscal 2000 to 5.7% during fiscal 2001. The increase was primarily attributable to: (1) retirement of a research and development co-founder and associated costs of $800,000; and (2) centralization of research and development personnel to Reno, Nevada, and other employee costs of $300,000, offset in part by reduced project costs of $300,000.

        Interest Income (Expense).    Net interest income totaled $100,000 in fiscal 2001 compared to $300,000 in fiscal 2000. The decline was primarily the result of our reduction of $900,000 in short-term investments and substantially lower interest rates.

        Provision for (Benefit from) Income Taxes.    Our effective income tax rate was 22.6% for fiscal 2001 and 49.0% for fiscal 2000. The change in effective tax rates reflects the effect of state income taxes and nondeductible expenses on the pre-tax loss in fiscal 2001 versus pre-tax income in the prior year.

Year Ended October 31, 2000 Compared with Year Ended October 31, 1999

        Revenue.    We generated revenue of $49.7 million for fiscal 2000 versus $41.7 million for fiscal 1999. The 19.2% growth is attributable to a net increase of approximately 7,000 units during fiscal 2000, plus recognizing a full year of BTC revenue compared to recognizing approximately nine months of BTC revenue during fiscal 1999. Additional business in the existing markets in Ohio, Florida, and South Carolina, as well as new markets, significantly contributed to the rise in unit placements from 46,000 to 53,000 at October 31, 1999 and 2000, respectively. These gains were partially offset by competitive pricing pressures and a reduction of the number of bingo halls in Texas that utilized our products in fiscal 2000.

        Cost of Revenue.    During fiscal 2000, cost of revenue totaled $16.0 million or 32.2% of revenue compared to $11.6 million or 27.8% of revenue in fiscal 1999. Service costs and depreciation collectively rose $2.4 million in fiscal 2000 while, as a percent of revenue, they grew to 24.0% from 23.0% in fiscal 1999. This percent of revenue increase is due in part to: (1) depreciation expense and certain service costs associated with the placement and use of bingo units are fixed costs, and as we expand into markets that play a limited number of days each week, those fixed costs, as a percent of revenue, are higher; and (2) costs associated with the loss of business in Texas. In addition, we recorded an adjustment for excess uninstalled bingo units of $900,000 during fiscal 2000.

        General and Administrative.    Fiscal 2000 general and administrative expenses totaled $12.2 million compared to $8.1 million in fiscal 1999. General and administrative expenses are comprised primarily of costs associated with our executive management and our finance, legal and compliance, information technology, and human resources departments. Several significant events contributed to the increased costs: we have reserved $1.1 million in anticipation of settling pending litigation, in addition to expending $200,000 in the fourth quarter as the deductible on settlement of a class action lawsuit; we have expensed $600,000 related to the relocation of our corporate office to Reno, Nevada, primarily duplicate staffing, relocation, and other employee-related expenses; we recorded $600,000 relating to the cost of employment separation for certain key executives during fiscal 2000; the expense for bad debts increased $600,000; and, the recognition of a full year of amortization of goodwill and additional professional fees associated with our acquisition of BTC in the second fiscal quarter of 1999.

        Sales and Marketing.    Sales and marketing expenses increased $1.2 million in fiscal 2000 compared to the prior year, primarily related to distributor commissions and sales personnel costs. The decline from 27.6% to 25.5% as a percent of revenue in fiscal 2000 resulted from our efficiencies achieved by realignment of our sales force regionally to work in conjunction with distributors to promote our products.

        Research and Development.    Research and development expenses totaled $1.9 million in fiscal 2000 compared to $1.2 million in fiscal 1999. Costs associated with the development of a new colored hand-held unit, TED2C, and the addition of engineering personnel primarily compose this increase.

        Interest Income (Expense).    Net interest income totaled $300,000 in fiscal 2000 compared to $400,000 in fiscal 1999. The decline resulted primarily from our use of $5.2 million of cash and short-term investments for the repurchase of treasury stock.

        Provision for Income Taxes.    Provision for income taxes decreased $400,000, or 9.9%, to $3.5 million for fiscal 2001, from $3.9 million for fiscal 1999. Our effective income tax rate was 49.0% in 2000 and 44.5% in 1999. The increase in the effective rate is due to the effect of the non-deductible goodwill from the acquisition of BTC as a percentage of pre-tax income.

Liquidity and Capital Resources

        Operating activities provided $8.8 million of cash during fiscal 2001 compared to $14.0 million during fiscal 2000. The $8.8 million consisted primarily of $12.8 million of depreciation, amortization, and obsolescence provisions, offset by a net loss of $4.4 million. During fiscal 2000, the $14.0 million provided by operating activities consisted primarily of net income of $3.7 million and depreciation and amortization of $10.2 million.

        We used approximately $2.1 million in investing activities during fiscal 2001 compared to $7.8 million of cash during fiscal 2000. The $2.1 million consisted of $3.0 million of capital expenditures offset by cash received from the sale of short-term investments. During fiscal 2000, the $7.8 million of cash used in investing activities consisted of $9.6 million of capital expenditures and the payment of $1.3 million associated with the restructuring of a distributor agreement offset by $3.1 million cash received from the sale of short-term investments.

        We used $700,000 in cash for financing activities during fiscal 2001 compared to $6.6 million during fiscal 2000. The $700,000 used during fiscal 2001 was primarily for payments on long-term debt of $1.0 million, offset by proceeds from stock option exercises of $600,000. The $6.6 million used during fiscal 2000 was primarily due to $5.2 million used to repurchase our common stock and $1.2 million in payments on long-term debt.

        As of October 31, 2001, we had cash and cash equivalents and short-term investments of approximately $13.0 million. We also have a $10.0 million line of credit with Wells Fargo Bank, N.A., which has an interest rate based on the prime rate or LIBOR plus 2.0%, at our option, on which there was no outstanding balance at October 31, 2001. The revolving credit facility expires on April 2, 2002. We expect to renew the revolving credit facility with similar terms. We believe that cash flow from operations and the $13.0 million in cash, cash equivalents, and short-term investments at October 31, 2001, together with funds available under the revolving credit facility, will be sufficient to support our operations and provide for budgeted capital expenditures and liquidity requirements through fiscal 2002. Our long-term liquidity requirements will depend on many factors, including the rate at which we expand our business, and whether we do so internally or through acquisitions. In addition, strategic opportunities we may pursue could require us to fund our portion of operating expenses of such ventures and may require us to advance additional amounts should any partners in such ventures be unable to meet unanticipated capital calls or similar funding events. To the extent that the funds generated from the sources described above are insufficient to fund our activities in the long term, we may be required to raise additional funds through public or private financing. No assurance can be given that additional financing will be available or that, if it is available, it will be on terms acceptable to us.

Inflation and General Economic Condition

        Although we cannot accurately anticipate the effect of inflation on our operations, we do not believe that inflation has had, or is likely in the foreseeable future to have, a material effect on our business, results of operations, or financial condition.

Item 7A. Quantitative and Qualitative Disclosure About Market Risk

        Our revolving credit facility with Wells Fargo is a $10.0 million line of credit with an interest rate based on the prime rate or LIBOR plus 2.0%, at our option. The line of credit expires on April 2, 2002.

        Because the interest rate on the revolving credit facility is variable, our cash flow may be affected by increases in interest rates, in that we would be required to pay more interest in the event that both the prime and LIBOR interest rates increase. We do not believe, however, that any risk inherent in the variable-rate nature of the loan is likely to have a material effect on our interest expense or available cash. We currently maintain a zero balance on the revolving credit facility.

        Sensitivity Analysis.    Assuming we had a $2.0 million balance outstanding as of October 31, 2001, the rate of interest calculated using the prime rate option would be 5.5%. Our monthly interest payment, if the rate stayed constant, would be $9,167. If the prime rate rose to 12.0%, which assumes an unusually large increase, our monthly payment would be $20,000. A more likely increase of 1.0% or 2.0%, given the recent trend of decreasing or relatively low interest rates, would result in a monthly payment of $10,833 or $12,500, respectively. We do not believe the risk resulting from such fluctuations is material or that the payment required would have a material effect on cash flow.

Item 8. Financial Statements and Supplementary Data

        The financial statements and supplementary data are as set forth in the "Index To Financial Statements" on page F-1.

Item 9. Changes and Disagreements with Accountants on Accounting and Financial Disclosure

        Not applicable.

PART III

Item 10. Directors And Executive Officers Of The Registrant.

        The information required by this Item is incorporated herein by reference to the definitive Proxy Statement to be filed pursuant to Regulation 14A of the Exchange Act for our 2002 Annual Meeting of Stockholders.

Item 11. Executive Compensation.

        The information required by this Item is incorporated herein by reference to the definitive Proxy Statement to be filed pursuant to Regulation 14A of the Exchange Act for our 2002 Annual Meeting of Stockholders.

Item 12. Security Ownership Of Certain Beneficial Owners And Management.

        The information required by this Item is incorporated herein by reference to the definitive Proxy Statement to be filed pursuant to Regulation 14A of the Exchange Act for our 2002 Annual Meeting of Stockholders.

Item 13. Certain Relationships And Related Transactions.

        The information required by this Item is incorporated herein by reference to the definitive Proxy Statement to be filed pursuant to Regulation 14A of the Exchange Act for our 2002 Annual Meeting of Stockholders.

PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a)
Financial Statements and Financial Statement Schedules

(1)
Financial Statements.

Financial statements are listed in the Index to Financial Statements on page F-1 of this report.

(2)
Financial Statement Schedules.

No financial statement schedules are included because they are not applicable, are not required, or because required information is included in the financial statements or the notes thereto.

(b)
Reports on Form 8-K

None.

(c)
Exhibits

Exhibit Number	Description of Exhibit
2.1	Stock Purchase Agreement dated February 8, 1999 by and among the Registrant, Bingo Technologies Corporation, and the Stockholders and Indemnitors named therein (1)
3.1	Certificate of Incorporation of the Registrant, as amended (2)
3.2	Bylaws of the Registrant (2)
4.1	GameTech International, Inc. Registration Rights Agreement (3)
4.2	Specimen Common Stock Certificate (4)
10.1	GameTech International, Inc. 1997 Incentive Stock Plan (2)

10.6	Distribution Agreement dated November 1, 1999 between the Registrant and Trend Gaming Systems
10.11	Amended Employment Agreement dated October 1, 1997 between the Registrant and Richard T. Fedor (2)
10.15	GameTech International, Inc. 2001 Restricted Stock Plan (5)
10.16	Lease Agreement dated November 18, 1999 between the Registrant and Cypress Corporate Services, including addendum to lease and first amendment dated April 17, 2000
10.17	Revolving Line of Credit dated August 19, 1998 between the Registrant and Wells Fargo Bank, N.A.
10.18	Letter Amendment to Revolving Line of Credit dated April 1, 2000 by and among the Registrant, Bingo Technologies Corporation, and Wells Fargo Bank, N.A.
10.19	Letter Amendment to Revolving Line of Credit dated April 2, 2001 by and among the Registrant, Bingo Technologies Corporation, and Wells Fargo Bank, N.A.
10.20	Employment Agreement dated December 20, 2001 between the Registrant and Clarence Thiesen
10.21	Employment Agreement dated February 28, 2001 between the Registrant and Richard Kelley
10.22	Employment Agreement dated October 1, 1997 between the Registrant and Andrejs K. Bunkse
21	List of Subsidiaries
23.1	Consent of Ernst & Young LLP

(1)
Incorporated by reference to the Registrant's Current Report on Form 8-K dated February 8, 1999 as filed with the Commission on or about February 23, 1999.

(2)
Incorporated by reference to the Registrant's Registration Statement on Form S-1 (Registration No. 333-34967) as filed with the Commission on or about September 4, 1997.

(3)
Incorporated by reference to Amendment No. 1 to the Registrant's Registration Statement on Form S-1 (Registration No. 333-34967) as filed with the Commission on or about October 17, 1997.

(4)
Incorporated by reference to Amendment No. 3 to the Registrant's Registration Statement on Form S-1 (Registration No. 333-34967) as filed with the Commission on or about November 18, 1997.

(5)
Incorporated by reference to the Registrant's Registration Statement on Form S-8 (Registration No. 333-72886) as filed with the Commission on or about November 7, 2001.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GAMETECH INTERNATIONAL, INC.
Dated: January 29, 2002	By:	/s/ CLARENCE H. THIESEN Clarence H. Thiesen Chief Executive Officer (Principal Executive Officer)

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ FREDERICK C. LANE Frederick C. Lane	Chairman of the Board of Directors	January 29, 2002
/s/ CLARENCE H. THIESEN Clarence H. Thiesen	Chief Executive Officer and Director (Principal Executive Officer)	January 29, 2002
/s/ RICHARD M. KELLEY Richard M. Kelley	Chief Financial Officer (Principal Financial Officer)	January 29, 2002
/s/ ANN D. MCKENZIE Ann D. McKenzie	Corporate Controller (Principal Accounting Officer)	January 29, 2002
/s/ RICHARD T. FEDOR Richard T. Fedor	Vice-Chairman of the Board of Directors	January 29, 2002
/s/ GARY R. HELD Gary R. Held	Director	January 29, 2002
/s/ DOUGLAS M. HAYES Douglas M. Hayes	Director	January 29, 2002

/s/ GERALD R. NOVOTNY Gerald R. Novotny	Director	January 29, 2002
Jon L. Whipple	Director	January , 2002
/s/ CHARLES W. SCHARER Charles W. Scharer	Director	January 29, 2002
/s/ VERN D. BLANCHARD Vern D. Blanchard	Director	January 29, 2002

EXHIBIT INDEX

Exhibit Number	Description of Exhibit
2.1	Stock Purchase Agreement dated February 8, 1999 by and among the Registrant, Bingo Technologies Corporation, and the Stockholders and Indemnitors named therein (1)
3.1	Certificate of Incorporation of the Registrant, as amended (2)
3.2	Bylaws of the Registrant (2)
4.1	GameTech International, Inc. Registration Rights Agreement (3)
4.2	Specimen Common Stock Certificate (4)
10.1	GameTech International, Inc. 1997 Incentive Stock Plan (2)
10.6	Distribution Agreement dated November 1, 1999 between the Registrant and Trend Gaming Systems
10.11	Amended Employment Agreement dated October 1, 1997 between the Registrant and Richard T. Fedor (2)
10.15	GameTech International, Inc. 2001 Restricted Stock Plan (5)
10.16	Lease Agreement dated November 18, 1999 between the Registrant and Cypress Corporate Services, including addendum to lease and first amendment dated April 17, 2000
10.17	Revolving Line of Credit dated August 19, 1998 between the Registrant and Wells Fargo Bank, N.A.
10.18	Letter Amendment to Revolving Line of Credit dated April 1, 2000 by and among the Registrant, Bingo Technologies Corporation, and Wells Fargo Bank, N.A.
10.19	Letter Amendment to Revolving Line of Credit dated April 2, 2001 by and among the Registrant, Bingo Technologies Corporation, and Wells Fargo Bank, N.A.
10.20	Employment Agreement dated December 20, 2001 between the Registrant and Clarence Thiesen
10.21	Employment Agreement dated February 28, 2001 between the Registrant and Richard Kelley
10.22	Employment Agreement dated October 1, 1997 between the Registrant and Andrejs K. Bunkse
21	List of Subsidiaries
23.1	Consent of Ernst & Young LLP

(1)
Incorporated by reference to the Registrant's Current Report on Form 8-K dated February 8, 1999 as filed with the Commission on or about February 23, 1999.

(2)
Incorporated by reference to the Registrant's Registration Statement on Form S-1 (Registration No. 333-34967) as filed with the Commission on or about September 4, 1997.

(3)
Incorporated by reference to Amendment No. 1 to the Registrant's Registration Statement on Form S-1 (Registration No. 333-34967) as filed with the Commission on or about October 17, 1997.

(4)
Incorporated by reference to Amendment No. 3 to the Registrant's Registration Statement on Form S-1 (Registration No. 333-34967) as filed with the Commission on or about November 18, 1997.

(5)
Incorporated by reference to the Registrant's Registration Statement on Form S-8 (Registration No. 333-72886) as filed with the Commission on or about November 7, 2001.

GameTech International, Inc.

Consolidated Financial Statements

Years ended October 31, 1999, 2000 and 2001

Contents

Report of Ernst & Young LLP, Independent Auditors

The Board of Directors and Stockholders
GameTech International, Inc.

        We have audited the accompanying consolidated balance sheets of GameTech International, Inc. as of October 31, 2000 and 2001, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended October 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

        In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of GameTech International, Inc. at October 31, 2000 and 2001 and the consolidated results of its operations and its cash flows for each of the three years in the period ended October 31, 2001, in conformity with accounting principles generally accepted in the United States.

                      Ernst & Young LLP

Reno, Nevada
December 11, 2001

GameTech International, Inc.

Consolidated Balance Sheets

(in thousands, except share and per share amounts)

	October 31,
	2000	2001
Assets:
Current assets:
Cash and cash equivalents	$4,129	$10,131
Short-term investments	3,761	2,824
Accounts receivable, less allowance for doubtful accounts of $1,335 in 2000 and $2,772 in 2001	4,839	4,079
Deposits	606	610
Prepaid income taxes	947	1,198
Prepaid expenses and other current assets	407	749
Deferred income taxes	2,006	3,308

Total current assets	16,695	22,899
Bingo units, furniture and equipment, net	23,289	15,913
Intangible assets, including goodwill, less accumulated amortization of $4,693 in 2000 and $7,169 in 2001	19,340	16,864

Total assets	$59,324	$55,676

Liabilities and stockholders' equity:
Current liabilities:
Accounts payable	$1,473	$674
Accrued payroll and related obligations	1,140	2,129
Acquisition related accrued liabilities	308	200
Other accrued liabilities	1,976	2,398
Current portion of long-term debt	1,097	1,034

Total current liabilities	5,994	6,435
Long-term debt	2,487	1,361
Non-current employment obligations	277	370
Deferred income taxes	536	926
Commitments and contingencies
Stockholders' equity:
Common stock: $.001 par value; 40,000,000 shares authorized; 12,371,223 shares issued in 2000 and 12,701,839 in 2001	12	13
Capital in excess of par value	43,541	44,543
Retained earnings	14,519	10,124
Less: treasury stock, at cost: 1,840,725 shares in 2000 and 1,855,325 shares in 2001	(8,042)	(8,096)

Total stockholders' equity	50,030	46,584

Total liabilities and stockholders' equity	$59,324	$55,676

See accompanying notes.

GameTech International, Inc.

Consolidated Statements of Operations

(in thousands, except share and per share amounts)

	Year ended October 31,
	1999	2000	2001
Revenue	$41,663	$49,695	$48,536
Cost of revenue	11,590	16,011	22,185

Gross profit	30,073	33,684	26,351
Operating expenses:
General and administrative	8,070	12,223	14,995
Sales and marketing	11,519	12,680	14,400
Research and development	1,152	1,938	2,780
Acquisition related charges	1,050	—	—

Total operating expenses	21,791	26,841	32,175

Income (loss) from operations	8,282	6,843	(5,824)
Interest income, net	390	326	144
Other income, net	86	—	—

Income (loss) before provision for income taxes	8,758	7,169	(5,680)
Provision for (benefit from) income taxes	3,900	3,513	(1,285)

Net income (loss)	$4,858	$3,656	$(4,395)

Basic net income (loss) per share	$.45	$.33	$(.41)

Diluted net income (loss) per share	$.42	$.30	$(.41)

Shares used in the calculation of net income (loss) per share:
Basic	10,827,221	11,202,883	10,623,068

Diluted	11,683,196	12,063,654	10,623,068

See accompanying notes.

GameTech International, Inc.

Consolidated Statements of Stockholders' Equity

(in thousands, except share amounts)

	Common stock				Treasury stock
			Capital in excess of par value	Retained earnings
	Shares	Amount			Shares	Amount	Total
Balances at October 31, 1998	10,126,226	$10	$37,117	$6,005	755,400	$(2,810)	$40,322
Common stock issued for acquisition of Bingo Technologies Corporation	1,866,938	2	6,066	—	—	—	6,068
Issuance of common stock upon exercise of stock options	291,159	—	235	—	—	—	235
Repurchase of common stock for treasury	—	—	—	—	19,100	(59)	(59)
Net income	—	—	—	4,858	—	—	4,858

Balances at October 31, 1999	12,284,323	12	43,418	10,863	774,500	(2,869)	51,424
Issuance of common stock upon exercise of stock options	86,900	—	123	—	—	—	123
Repurchase of common stock for treasury	—	—	—	—	1,066,225	(5,173)	(5,173)
Net income	—	—	—	3,656	—	—	3,656

Balances at October 31, 2000	12,371,223	12	43,541	14,519	1,840,725	(8,042)	50,030
Issuance of common stock upon exercise of stock options	312,116	1	567	—	—	—	568
Restricted stock issued to employees	18,500	—	50	—	—	—	50
Tax benefit from stock option exercises	—	—	385	—	—	—	385
Repurchase of common stock for treasury	—	—	—	—	14,600	(54)	(54)
Net loss	—	—	—	(4,395)	—	—	(4,395)

Balances at October 31, 2001	12,701,839	$13	$44,543	$10,124	1,855,325	$(8,096)	$46,584

See accompanying notes.

GameTech International, Inc.

Consolidated Statements of Cash Flows

(in thousands)

	Year ended October 31,
	1999	2000	2001
Cash flows from operating activities:
Net income (loss)	$4,858	$3,656	$(4,395)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation, amortization and obsolescence	6,347	10,214	12,820
Loss on disposal of assets	—	171	62
Employee share grant	—	—	50
Deferred income taxes	(207)	22	(912)
Changes in operating assets and liabilities:
Accounts receivable, net	(470)	(1,187)	760
Deposits	24	(459)	(4)
Prepaid income taxes	—	(947)	134
Prepaid expenses and other current assets	120	66	(342)
Accounts payable	(1,665)	923	(799)
Accrued payroll and related obligations	471	148	989
Acquisition related accrued liabilities	552	(244)	(108)
Other accrued liabilities	250	1,422	422
Income taxes payable	(452)	(107)	—
Non-current employment obligations	—	277	93

Net cash provided by operating activities	9,828	13,955	8,770
Cash flows from investing activities:
Decrease (increase) in short-term investments	(2,733)	3,074	937
Capital expenditures for bingo units, furniture and equipment	(8,341)	(9,614)	(3,030)
Purchase of common stock of Bingo Technologies Corporation, net of cash acquired	(9,790)	—	—
Intangible assets	(375)	(1,290)	—

Net cash used in investing activities	(21,239)	(7,830)	(2,093)
Cash flows from financing activities:
Proceeds from short-term borrowings from bank	10,591	4,019	2,327
Payments on short-term notes payable and borrowings from bank	(15,304)	(4,019)	(2,327)
Payments on long-term debt	(645)	(1,155)	(1,019)
Payments for buy out of distributorship agreement	(338)	(345)	(170)
Proceeds from sales of common stock	235	123	568
Payments for repurchase of common stock for treasury	(59)	(5,173)	(54)

Net cash used in financing activities	(5,520)	(6,550)	(675)

Net increase (decrease) in cash and cash equivalents	(16,931)	(425)	6,002
Cash and cash equivalents at beginning of year	21,485	4,554	4,129

Cash and cash equivalents at end of year	$4,554	$4,129	$10,131

Supplemental disclosure of cash flow information:
Cash paid for interest	$146	$46	$72

Cash paid for income taxes	$4,523	$4,404	$473

Supplemental schedule of non-cash transactions:
Acquisition of capitalized software in exchange for note payable	$—	$525	$—

Tax benefit from stock option exercises	$—	$—	$385

In connection with the Bingo Technologies Corporation acquisition, the Company assumed liabilities as follows:
Fair value of assets acquired	$28,331	$—	$—
Cash paid for the acquisition (including acquisition costs)	(9,964)	—	—

Liabilities assumed, and common stock and notes payable issued to seller	$18,367	$—	$—

See accompanying notes.

GameTech International, Inc.

Notes to Consolidated Financial Statements

October 31, 1999, 2000, and 2001

1. Business and Summary of Significant Accounting Policies

Description of Business

        GameTech International, Inc. (the "Company") was incorporated in Delaware on April 18, 1994. The Company operates in a single business segment and designs, develops, and markets interactive electronic bingo systems under contractual arrangements with terms generally ranging from month-to-month to three years. The consolidated financial statements include the accounts of the Company and Bingo Technologies Corporation acquired in February 1999 (Note 2). All significant intercompany accounts and transactions have been eliminated.

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

Short-Term Investments

        Short-term investments, which consist of interest-bearing securities, are carried at fair value and are classified as available for sale. Unrealized gains and losses are not material.

Bingo Units, Furniture, and Equipment

        Bingo units, furniture, and equipment are stated at cost and depreciated using the straight-line method over the estimated useful lives of the assets. The estimated useful lives are as follows:

Bingo units	5 years
Office furniture and equipment	5-7 years
Leasehold improvements	10 years

Supplier Dependence

        Certain of the Company's bingo units are purchased from only one supplier. Any interruption in this supply source could impact the Company's ability to meet customer demand and in turn adversely affect future operating results.

Intangible Assets

        Goodwill, resulting primarily from the acquisition of Bingo Technologies Corporation (Note 2), is being amortized on a straight-line basis over twelve years and amounted to $17,168,000 and $15,436,000, net of accumulated amortization, at October 31, 2000 and 2001, respectively. Goodwill amortization expense in fiscal years 1999, 2000 and 2001 was $1,415,000, $1,779,000 and $1,732,000, respectively. Other intangibles, consisting of capitalized software, distribution agreements and copyrights are being amortized over the respective useful lives of the assets ranging from three to five years. Amortization expense related to the other intangibles in fiscal years 1999, 2000 and 2001 was $458,000, $775,000 and $744,000, respectively.

Long-Lived Assets

        The Company has adopted the provisions of the Statement of Financial Accounting Standards ("SFAS") No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of. SFAS No. 121 requires impairment losses to be recognized for long-lived assets and identifiable intangibles used in operations when indicators of impairment are present and the estimated undiscounted cash flows are not sufficient to recover the assets' carrying amount. The impairment loss is measured by comparing the fair value of the asset to its carrying amount. The excess of cost over fair value of net assets of businesses acquired is included in impairment evaluations when events or circumstances exist that indicate the carrying amount of the acquired assets may not be recoverable.

Revenue Recognition

        Revenue is recognized as bingo units are placed in bingo halls under contracts based on: a) a fixed fee per use per session, b) a fixed weekly fee per unit, or c) a percentage of the revenue generated by each unit.

Advertising Costs

        Advertising costs are expensed as incurred. Advertising costs during the fiscal years 1999, 2000, and 2001 were not material.

Stock Based Compensation

        The Company grants stock options for a fixed number of shares to certain employees with an exercise price equal to or greater than the fair value of the shares at the date of grant. The Company has elected to follow APB No. 25, Accounting for Stock Issued to Employees, in accounting for its employee stock options because the Company believes that the alternative fair value accounting under SFAS No. 123, Accounting and Disclosure of Stock-Based Compensation, requires the use of option valuation models that were not developed for use in valuing employee stock options. Under APB 25, when the exercise price of the Company's employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized.

Net Income (Loss) Per Share

        Net income (loss) per share is computed in accordance with SFAS No. 128, Earnings per Share, which requires companies to present both basic and diluted net income (loss) per share. Basic income (loss) per share is based solely upon the weighted average number of common shares outstanding and excludes any dilutive effects of options, warrants and convertible securities. Diluted income (loss) per share is based upon the weighted average number of common shares and common-share equivalents outstanding during the year. The difference between basic and diluted income (loss) per share is attributable to stock options. There is no effect of outstanding options on the diluted loss per share for the year ended October 31, 2001 because their effect would be anti-dilutive.

Concentrations of Credit Risk

        Financial instruments, which potentially subject the Company to concentration of credit risk, consist primarily of cash and cash equivalents, short-term investments, and trade receivables. Cash equivalents and short-term investments are investment-grade, short-term debt instruments, primarily treasury bills, mortgage-backed securities, and money market accounts, all of which are maintained with high credit quality financial institutions. Cash and cash equivalents are in excess of FDIC insurance limits.

        In the normal course of business, the Company provides credit terms to its customers. Accordingly, the Company performs ongoing credit evaluations of its customers and maintains allowances for possible losses. The Company's customer base consists primarily of entities operating in Native American, charitable and commercial bingo halls located throughout the United States. In some jurisdictions, the billing and collection function is performed as part of a distributor relationship, and in those instances, the Company maintains allowances for possible losses resulting from non-payment by both the customer and distributor. Although the Company is directly affected by the financial and operational well being of the companies in this industry, management does not believe significant credit risk exists at present beyond the amounts reserved for doubtful accounts.

        No single customer comprised more than ten percent of the Company's total revenue during fiscal years 1999, 2000 and 2001. However, the Company conducts a substantial amount of its business through distributor relationships, and revenue associated with one of these distributors approximated 23%, 20% and 20% during fiscal years 1999, 2000 and 2001, respectively.

Fair Values of Financial Instruments

        The carrying amounts reported in the consolidated balance sheets for cash and cash equivalents, short-term investments, accounts receivable, accounts payable, and accrued liabilities approximate fair value because of the immediate or short-term maturity of these financial instruments. The fair value of notes payable is not practicable to determine because the amounts are owed to former BTC stockholders, do not bear interest, and there is no market for these securities.

New Accounting Pronouncements

        In June 1998, the Financial Accounting Standards Board (the "FASB") issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended, which establishes accounting and reporting standards for derivative instruments, including derivative instruments embedded in other contracts, and for hedging activities. SFAS No. 133 is required to be adopted in fiscal years beginning after June 15, 2000. The adoption of this statement in fiscal 2001 did not affect the Company's financial statements as the Company does not engage in derivative instruments or hedging activities.

        In December 1999, the SEC issued Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements ("SAB No. 101"), which summarizes certain of the SEC staff's views in applying generally accepted accounting principles to revenue recognition in financial statements. The Company adopted the accounting provisions of SAB No. 101 during its fiscal year ending October 31, 2001. The adoption did not affect the Company's financial statements.

        In June 2001, the FASB issued SFAS No. 142, Goodwill and Other Intangible Assets, effective for fiscal years beginning after December 15, 2001. Under the new rules, goodwill will no longer be amortized but will be subject to annual impairment tests in accordance with the statement. Other intangible assets will continue to be amortized over their useful lives. The Company will be required to measure its goodwill for impairment, and depending on the result of that measurement, the recorded goodwill may be required to be written-down. The Company is permitted to early-adopt the statement during its fiscal year ending October 31, 2002. The Company will be unable to determine if a reduction in goodwill is required until completion of the impairment test upon adoption of the statement.

        In October 2001, the FASB issued SFAS No. 144, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of. SFAS No. 144 retains many of the fundamental recognition and measurement provisions of the superseded SFAS No. 121 impairment pronouncement. The new standard resolves implementation issues in relation to goodwill and cash flow estimations for long-lived assets to be held and used. The new standard is effective for fiscal years beginning after December 15, 2001. The Company believes the adoption of the standard will not have a material impact on its financial position or results of operations.

2. Acquisition of Bingo Technologies Corporation

        On February 8, 1999, the Company purchased all of the outstanding common stock of Bingo Technologies Corporation ("BTC"), pursuant to a Stock Purchase Agreement. The total purchase price for the acquisition of BTC was approximately $20.1 million, comprised of $10.0 million in cash, 1,866,938 shares of the Company's common stock with a fair market value of $6.1 million, and promissory notes totaling $4.0 million payable to BTC's stockholders. The acquisition was accounted for in accordance with the purchase method of accounting and, accordingly, the net assets acquired were included in the Company's consolidated balance sheet based upon their estimated fair values on the date of the acquisition. The Company's consolidated statements of income include the revenue and expenses of the acquired business after the effective date of the transaction.

3. Bingo Units, Furniture, and Equipment

        Bingo units, furniture, and equipment consist of the following (in thousands):

	October 31
	2000	2001
Installed bingo units	$25,827	$26,471
Bingo units on-hand, primarily used	5,625	1,512
Raw materials and bingo units in-progress	1,138	1,774
Office furniture and equipment	3,319	3,927
Leasehold improvements	279	360

	36,188	34,044
Less accumulated depreciation and amortization	12,899	18,131

	$23,289	$15,913

        "Bingo units on-hand" are transferred to "Installed bingo units" when installed at a customer location. Depreciation for bingo units is applied over a five-year period. Units on-hand that are not expected to be re-used are reserved for as excess or obsolete.

        Depreciation expense during the fiscal years ended October 31, 1999, 2000 and 2001 amounted to approximately $4.5 million, $5.6 million and $6.7 million, respectively. In addition, during the fiscal years ended October 31, 2000 and 2001, respectively, the Company reserved $900,000 and $2.6 million for bingo units not expected to be re-used. The 2001 amount was estimated based on forecasts of unit placements impacted by expected new product (TED2C) placements in fiscal 2002.

        Office furniture and equipment includes assets under capital leases amounting to $102,000 and $38,000 at October 31, 2000 and 2001, respectively, net of accumulated amortization of $279,000 and $310,000, respectively.

4. Credit Agreements

        Effective April 2, 2001, the Company renewed its revolving line-of-credit agreement with a bank. The maximum amount available under the terms of the agreement is $10.0 million, and borrowings bear interest based on the bank's prime rate or LIBOR plus 2.0 percent, at the Company's option. Interest is payable monthly and the agreement expires on April 2, 2002. The agreement is secured by substantially all of the Company's assets. The agreement contains certain restrictive covenants, which among other things require that specified financial balances and ratios be maintained, quarterly profitability be maintained, and restrict the payment of dividends and the incurrence of additional indebtedness. The Company has received a waiver from the bank for non-compliance with the quarterly profitability requirement. At October 31, 2000 and 2001, there was no outstanding balance under the line-of-credit.

5. Long-Term Debt

        Long-term debt consisted of the following (in thousands):

	October 31,
	2000	2001
$3.7 million zero interest note payable to a BTC stockholder (Note 2) discounted at 5.5 percent per annum. Monthly principal and interest payments of $61,000 beginning February 1999 are due until the balance is paid in full	$2,244	$1,609
$943,000 zero interest note payable to a BTC stockholder (Note 2) discounted at 5.5 percent per annum. Monthly principal and interest payments of $16,000 beginning February 1999 are due until the balance is paid in full	575	412
Obligations under capital leases	132	42
Other	633	332

	3,584	2,395
Less amounts due within one year	1,097	1,034

	$2,487	$1,361

        Aggregate contractual future principal payments of long-term debt for the years following October 31, 2001 are $1,034,000 in fiscal year 2002, $922,000 in fiscal year 2003, $362,000 in fiscal year 2004, $61,000 in fiscal year 2005 and $16,000 in fiscal year 2006.

6. Commitments and Contingencies

Leases

        The Company leases administrative and manufacturing facilities and certain equipment under non-cancelable operating leases. Rent expense during fiscal years ended October 31, 1999, 2000 and 2001 amounted to approximately $580,000, $645,000 and $802,000, respectively.

        Future minimum lease payments under these leases as of October 31, 2001 are as follows:

2002	$745,000
2003	613,000
2004	568,000
2005	532,000
2006	528,000
Thereafter	2,158,000

$5,144,000

Purchase Commitment

        The Company has executed a Purchase and Distribution Agreement for the purchase of certain units that consist of cabinets that house electronic gaming devices and electronic bingo devices. The purchase commitment totals approximately $1.0 million, of which the Company paid $508,000 as of October 31, 2001. The remaining balance of the commitment shall be due by March 5, 2002.

Litigation

        The Company is involved in various legal proceedings arising out of its operations in the ordinary course of its business, including various complaints that have been filed alleging patent infringement and other matters. The Company does not believe that any of these proceedings will have a material adverse effect on its business, financial condition, or results of operations beyond the amounts recorded in the accompanying financial statements. At October 31, 2000 and 2001, the Company has recorded $1.2 million and $1.1 million, respectively, in current liabilities for the estimated settlement of specific lawsuits. However, if settlement is not reached and the lawsuits proceed to trial, an unfavorable outcome could have a material adverse effect on the Company's financial position and results of operations.

7. Stockholders' Equity

Stock Options

        In August 1997, the Company adopted the 1997 Incentive Stock Plan (the "1997 Plan"). Under the 1997 Plan, either incentive stock options ("ISO's") or nonqualified stock options ("NSO's") may be granted to employees, directors, and consultants to purchase the Company's common stock at an exercise price determined by the Board of Directors on the date of grant. ISO's may be granted only to employees at an exercise price that equals or exceeds the fair value of such shares on the date such option is granted. The options generally have a term of ten years and vesting periods are determined at the discretion of the Board of Directors. The Company has reserved 4,000,000 shares of common stock for issuance under the 1997 Plan, which included options granted during the twelve months immediately preceding the adoption of the 1997 Plan. As of October 31, 2001, options to purchase 1,938,160 shares of common stock were outstanding at exercise prices ranging from $0.16 to $6.06 per share under the 1997 Plan. In addition, as of October 31, 2001, 1,321,665 shares of common stock were available for future grants under the 1997 Plan.

        Pro forma information regarding net income and earnings per share is required by SFAS No. 123, and has been determined as if the Company had accounted for its employee stock options under the fair value method of that statement. The fair value for these options was estimated at the date of grant using a Black-Scholes pricing model with the following assumptions:

	Year ended October 31,
	1999	2000	2001
Risk-free interest rate	6.20%	6.00%	4.30%
Dividend yield	0%	0%	0%
Expected volatility	0.813%	0.749%	0.789%
Expected life	4 years	8 years	8 years

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

        For the purpose of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting periods. The Company's pro forma information follows:

	Year ended October 31,
	1999	2000	2001
Pro forma net income (loss)	$4,593,000	$3,106,000	(5,164,000)
Pro forma net income (loss) per basic share	0.42	0.28	(0.49)
Pro forma net income (loss) per diluted share	0.39	0.26	(0.49)

        A summary of the Company's stock option activity and related information is presented below:

	Year ended October 31,
	1999		2000		2001
	Number of Shares (Options)	Weighted- Average Exercise Price	Number of Shares (Options)	Weighted- Average Exercise Price	Number of Shares (Options)	Weighted- Average Exercise Price
Outstanding at beginning of year	1,928,000	$2.78	1,754,441	$2.64	1,849,826	$3.02
Granted	847,000	3.20	255,285	5.35	466,500	3.67
Forfeited	(729,400)	4.39	(73,000)	4.05	(66,050)	3.99
Exercised	(291,159)	0.81	(86,900)	1.42	(312,116)	1.82

Outstanding at end of year	1,754,441	2.64	1,849,826	3.02	1,938,160	3.34

Exercisable at end of year	1,068,841	$2.30	1,217,701	$2.57	1,375,287	$3.20

Weighted average fair value of options granted during the year		$1.98		$4.06		$2.85

        The following table summarizes information regarding stock options outstanding and exercisable as of October 31, 2001:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number	Weighted- Average Remaining Contractual Life	Weighted- Average Exercise Price	Number	Weighted- Average Exercise Price
$0.16	5,000	4.59	$0.16	5,000	$0.16
$1.00 – $1.10	492,000	5.01	1.02	492,000	1.02
$2.25 – $4.00	974,375	8.03	3.37	470,252	3.15
$4.13 – 6.06	466,785	7.26	5.74	408,035	5.92

	1,938,160	7.07	$3.34	1,375,287	$3.20

Restricted Stock Plan

        On October 4, 2001, the Company adopted the 2001 Restricted Stock Plan (the "2001 Plan"). Under the 2001 Plan, the Company authorizes the granting of restricted stock to employees who are not officers or directors, consultants, and independent contractors. The Company has reserved 50,000 shares of common stock for grant under the 2001 Plan, which included 18,500 shares granted on October 4, 2001. Based on the market price of the Company's shares at that date, compensation expense of $50,000 was recorded.

8. Acquisition Related Charges

        The Company recorded a charge in April 1999 in the amount of $1.1 million resulting from the acquisition of BTC (Note 2) and the Company's plan to close and transition its existing Arizona operations to Nevada. Employees from all areas of the Company, including manufacturing, development, and administrative areas were extended severance agreements. The acquisition related charges were comprised of $637,000 related to accruals for severance costs and non-cancelable operating lease commitments on vacated facilities, and $411,000 in write-offs of existing assets which the Company determined had no ongoing value as a result of the acquisition. Of the total accruals, $308,000 and $200,000 remained unpaid as of October 31, 2000 and 2001, respectively.

9. Income Taxes

        The income tax provisions (benefit) consist of the following (in thousands):

	Year ended October 31,
	1999	2000	2001
Current:
Federal	$3,417	$2,927	$(309)
State	690	564	(64)
Deferred:
Federal	(182)	19	(848)
State	(25)	3	(64)

	$3,900	$3,513	$(1,285)

        The significant components of the Company's deferred income tax assets and liabilities at October 31, 2000 and 2001 are as follows (in thousands):

	October 31, 2001
	Current	Non-Current
Deferred income tax assets:
Amortization of intangible assets	$—	$725
Various accruals	3,308	—

Total deferred income tax assets	3,308	725
Deferred income tax liability:
Depreciation	—	(1,651)

Net deferred income tax asset (liability)	$3,308	$(926)

	October 31, 2000
	Current	Non-Current
Deferred income tax assets:
Amortization of intangible assets	$—	$844
Various accruals	2,006	—

Total deferred income tax assets	2,006	844
Deferred income tax liability:
Depreciation	—	(1,380)

Net deferred income tax asset (liability)	$2,006	$(536)

        The differences between the Company's provision for income taxes as presented in the accompanying statements of income and provision for income taxes computed at the federal statutory rate is comprised of the items shown in the following table as a percentage of pre-tax earnings:

	Year ended October 31,
	1999	2000	2001
Income tax provision at the statutory rate	34.0%	34.0%	(34.0%)
State income taxes, net of federal benefit	5.4	5.2	(1.5)
Goodwill amortization	4.8	8.3	10.4
Other, net	.3	1.5	2.5

	44.5%	49.0%	(22.6%)

10. Other Accrued Liabilities

        Other accrued liabilities consist of:

	October 31,
	2000	2001
Estimated legal settlements	$1,145	$691
Accrued distributor commissions	382	841
Other	449	866

	$1,976	$2,398

11. Net Income (Loss) Per Share

        A reconciliation of the shares used in the basic and fully diluted net income (loss) per share calculations is:

	Year ended October 31,
	1999	2000	2001
Basic	10,827,221	11,202,883	10,623,068
Effect of dilutive securities:
Stock options	855,975	860,771	—

Diluted	11,683,196	12,063,654	10,623,068

12. Valuation and Qualifying Accounts

		Additions	Deductions
Description	Balance at beginning of period	Charged to costs and expenses	(write-offs, net of collections)	Balance at end of period
Year ended October 31, 1999:
Deducted from asset accounts:
Allowance for doubtful accounts	$49	$725	$(271)	$503
Year ended October 31, 2000:
Deducted from asset accounts:
Allowance for doubtful accounts	$503	$1,308	$(476)	$1,335
Year ended October 31, 2001:
Deducted from asset accounts:
Allowance for doubtful accounts	$1,335	$2,438	$(1,001)	$2,772

13. Quarterly Financial Information (Unaudited)

        Summarized unaudited quarterly financial information for the years 2001 and 2000 are noted below (in thousands, except per share amounts):

	Fiscal year 2001
	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
Net revenue	$11,981	$12,813	$11,919	$11,823
Gross margin	6,707	8,715	7,486	3,443
Income (loss) from operations	(1,551)	1,960	(1,309)	(4,924)
Net income (loss)	(785)	1,030	(617)	(4,023)
Basic net income (loss) per share	(.07)	.10	(.06)	(.37)
Diluted net income (loss) per share	(.07)	.09	(.06)	(.37)

        During the fourth quarter ended October 31, 2001, the Company recorded the following expenses:

  •
  An excess bingo unit adjustment of $3.1 million was charged to cost of revenue.

  •
  Approximately $1.2 million was charged to general and administrative expenses as the estimated settlement of various lawsuits.

  •
  A Company executive resigned and was extended a severance package. Under this package, a total of $433,000 will be paid by the Company. This amount was charged to general and administrative expense.

	Fiscal year 2000
	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
Net revenue	$13,177	$12,583	$11,922	$12,013
Gross margin	9,598	8,849	8,246	6,991
Income (loss) from operations	3,444	3,354	2,200	(2,155)
Net income (loss)	1,969	1,937	1,183	(1,433)
Basic net income (loss) per share	.17	.17	.11	(.13)
Diluted net income (loss) per share	.16	.16	.10	(.13)

        During the fourth quarter ended October 31, 2000, the Company recorded the following expenses:

  •
  An excess bingo unit adjustment of $900,000 was charged to cost of revenue.

  •
  Approximately $1.1 million was charged to general and administrative expenses as the estimated settlement of three lawsuits.

  •
  Relocation expenses to Reno, Nevada, of $592,000 were charged to general and administrative expense.

  •
  The Company's Chief Executive Officer and another executive resigned and were extended severance packages. Under these packages, a total of $628,000 will be paid by the Company by September 2002. This amount was charged to general and administrative expense.

  •
  The reserve for bad debts was increased $580,000, and charged to general and administrative expense.

QuickLinks

GAMETECH INTERNATIONAL, INC. ANNUAL REPORT ON FORM 10-K FISCAL YEAR ENDED OCTOBER 31, 2001 TABLE OF CONTENTS
Statement Regarding Forward-Looking Statements
PART I
  Item 1. Business.
  Item 2. Properties.
  Item 3. Legal Proceedings.
  Item 4. Submission of Matters to a Vote of Security Holders.
PART II
  Item 5. Market for Registrant's Common Equity and Related Stockholder Matters.
  Item 6. Selected Financial Data
  Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
  Item 7A. Quantitative and Qualitative Disclosure About Market Risk
  Item 8. Financial Statements and Supplementary Data
  Item 9. Changes and Disagreements with Accountants on Accounting and Financial Disclosure
PART III
  Item 10. Directors And Executive Officers Of The Registrant.
  Item 11. Executive Compensation.
  Item 12. Security Ownership Of Certain Beneficial Owners And Management.
  Item 13. Certain Relationships And Related Transactions.
PART IV
  Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K
SIGNATURES
EXHIBIT INDEX
GameTech International, Inc. Consolidated Financial Statements Years ended October 31, 1999, 2000 and 2001 Contents
Report of Ernst & Young LLP, Independent Auditors
GameTech International, Inc. Consolidated Balance Sheets (in thousands, except share and per share amounts)
GameTech International, Inc. Consolidated Statements of Operations (in thousands, except share and per share amounts)
GameTech International, Inc. Consolidated Statements of Stockholders' Equity (in thousands, except share amounts)
GameTech International, Inc. Consolidated Statements of Cash Flows (in thousands)
GameTech International, Inc. Notes to Consolidated Financial Statements October 31, 1999, 2000, and 2001