Form 10-Q
period 2002-01-31
GAMETECH INTERNATIONAL INC
filed 2002-03-18
CIK 1045014

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTER PERIOD ENDED JANUARY 31, 2002
Or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes /x/    No / /

        On March 13, 2002, the registrant had 11,198,539 outstanding shares of its Common Stock, par value $0.001 per share.

GAMETECH INTERNATIONAL, INC.

INDEX

GAMETECH INTERNATIONAL, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)

	January 31, 2002	October 31, 2001
	(Unaudited)
Assets:
Current assets:
Cash and cash equivalents	$11,916	$10,131
Short-term investments	3,144	2,824
Accounts receivable, net	3,916	4,079
Deposits	247	610
Prepaid income taxes	623	1,198
Prepaid expenses and other current assets	1,038	749
Deferred income taxes	3,308	3,308

Total current assets	24,192	22,899
Bingo units, furniture and equipment, net	16,609	15,913
Intangible assets, net	1,250	1,427
Goodwill	15,437	15,437

Total assets	$57,488	$55,676

Liabilities and stockholders' equity:
Current liabilities:
Accounts payable	$1,381	$674
Accrued payroll and related obligations	1,477	2,129
Acquisition related accrued liabilities	138	200
Other accrued liabilities	2,667	2,398
Current portion of long-term debt	1,016	1,034

Total current liabilities	6,679	6,435
Long-term debt	1,134	1,361
Non-current employment obligations	370	370
Deferred income taxes	926	926
Commitments and contingencies
Stockholders' equity:
Common stock, $.001 par value: 40,000,000 shares authorized; 13,008,389 shares issued and outstanding in 2002 and 12,701,839 in 2001	13	13
Capital in excess of par value	45,425	44,543
Retained earnings	11,037	10,124
Less: Treasury stock, 1,855,325 shares in 2002 and 2001, at cost	(8,096)	(8,096)

Total stockholders' equity	48,379	46,584

Total liabilities and stockholders' equity	$57,488	$55,676

See notes to financial statements

GAMETECH INTERNATIONAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except share and per share amounts)

	Three Months Ended January 31,
	2002	2001
	(Unaudited)
Revenues	$11,851	$11,981
Operating expenses:
Cost of revenues	4,963	5,274
General and administrative	1,997	3,811
Sales and marketing	3,003	3,987
Research and development	419	460

	10,382	13,532

Income (loss) from operations	1,469	(1,551)
Interest income and other, net	9	70

Income (loss) before provision for income taxes	1,478	(1,481)
Provision (benefit) for income taxes	565	(696)

Net income (loss)	$913	$(785)

Basic net income (loss) per share	$0.08	$(0.07)

Diluted net income (loss) per share	$0.08	$(0.07)

Shares used in the calculation of net income (loss) per share:
Basic	10,986,454	10,515,813

Diluted	11,902,055	10,515,813

See notes to financial statements.

GAMETECH INTERNATIONAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED JANUARY 31, 2002 AND 2001
(Dollars in thousands)

	2001	2002
	(unaudited)
Cash flows from operating activities:
Net income (loss)	$913	$(785)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation, amortization and obsolescence	1,804	3,726
Changes in operating assets and liabilities:
Accounts receivable, net	163	642
Prepaid income taxes	575	(431)
Other current assets	(301)	(496)
Accounts payable	707	(565)
Other accrued liabilities	(445)	(525)

Net cash provided by operating activities	3,416	1,566
Cash flows from investing activities:
Decrease (increase) in short-term investments	(320)	1,424
Capital expenditures for bingo units, furniture and equipment	(1,948)	(2,079)

Net cash used in investing activities	(2,268)	(655)
Cash flows from financing activities:
Proceeds from short-term borrowings from bank	—	2,327
Payments on short-term borrowings from bank	—	(1,791)
Payments on long-term debt	(245)	(341)
Payments for buy out of distributorship agreement	—	(85)
Proceeds from exercise of stock options	882	—
Payments for repurchase of common stock for treasury	—	(64)

Net cash provided by financing activities	637	46

Net increase in cash and equivalents	1,785	957
Cash and equivalents at beginning of period	10,131	4,129

Cash and equivalents at end of period	$11,916	$5,086

See notes to financial statements.

GAMETECH INTERNATIONAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JANUARY 31, 2002
(UNAUDITED)

NOTES TO FINANCIAL STATEMENTS

NOTE A. BASIS OF PRESENTATION

        The accompanying unaudited consolidated financial statements as of January 31, 2002 have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended January 31, 2002 are not necessarily indicative of the results that may be expected for the year ending October 31, 2002.

        The balance sheet at October 31, 2001 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. For further information, refer to the financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended October 31, 2001.

NOTE B. SIGNIFICANT ACCOUNTING POLICIES

Revenue Recognition

        Revenue is recognized as bingo units are placed in bingo halls under contracts based on: (a) a fixed fee per use per session, (b) a fixed weekly fee per unit, or (c) a percentage of the revenue generated by each unit.

ALLOWANCE FOR DOUBTFUL ACCOUNTS

        The Company performs ongoing credit evaluations of its customers and distributors and maintains allowances for possible losses resulting from non-payment of outstanding accounts receivable.

BINGO UNIT DEPRECIATION AND OBSOLESCENCE RESERVES

        Bingo units are depreciated over their estimated useful lives, primarily five years. Units on hand that are not expected to be reused are reserved for as excess or obsolete.

NOTE C. GOODWILL AMORTIZATION

        In June 2001, the FASB issued SFAS No. 142, Goodwill and Other Intangible Assets, effective for fiscal years beginning after December 15, 2001. Under the new rules, goodwill will no longer be amortized but will be subject to annual impairment tests in accordance with the statement. Other intangible assets will continue to be amortized over their useful lives. The Company will be required to measure its goodwill for impairment and, depending on the result of that measurement, the recorded goodwill may be required to be written down. The Company has elected to early-adopt the statement during the fiscal quarter ending January 31, 2002, has discontinued amortization of its goodwill, and is currently completing the first step of the transitional goodwill impairment test. The Company will be unable to determine if a reduction in goodwill is required until completion of the impairment test, which is expected to be completed during its fiscal quarter ending April 30, 2002.

        The following table shows the effect of excluding goodwill amortization expense on the prior year's quarter ended January 31, 2001.

	For the Three Months Ended January 31,
	2002	2001
Reported net income (loss)	$913	$(785)
Add back: Goodwill amortization	—	438

Adjusted net income (loss)	$913	($347)

Basic earnings (loss) per share
Reported net income (loss)	$0.08	$(0.07)
Add back: Goodwill amortization	—	0.04

Adjusted basic earnings (loss) per share	$0.08	$(0.03)

Diluted earnings (loss) per share
Reported net income (loss)	$0.08	$(0.07)
Add back: Goodwill amortization	—	0.04

Adjusted basic earnings (loss) per share	$0.08	$(0.03)

NOTE D. NET INCOME (LOSS) PER SHARE OF COMMON STOCK

        Net income (loss) per share of common stock is computed in accordance with Statement of Financial Accounting Standards (SFAS) No. 128 "Earnings per Share." The calculation of the basic and diluted earnings per share is the same except for the dilutive effect of outstanding stock options. The dilution is 915,601 shares for the three months ended January 31, 2002. There is no effect of outstanding stock options on the calculation of diluted earnings per share for the three months ended January 31, 2001 because their effect would be anti-dilutive.

NOTE E. LITIGATION

        The Company is involved in various legal proceedings arising out of its operations in the ordinary course of its business, including various complaints that have been filed alleging patent infringement and other matters. The Company does not believe that any of these proceedings will have a material adverse effect on its business, financial condition, or results of operations beyond the amounts recorded in the accompanying financial statements. At October 31, 2001 and January 31, 2002 the Company had recorded $1.1 million in current liabilities for the estimated settlement of specific lawsuits. However, if settlement is not reached and the lawsuits proceed to trial, an unfavorable outcome could have a material adverse effect on the Company's financial position and results of operations.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        The following discussion should be read in conjunction with the condensed consolidated financial statements and notes thereto included elsewhere in this Form 10-Q.

OVERVIEW

        We design, develop, and market interactive electronic bingo systems. We currently market a fixed-base system with light pen- or touch screen-activated monitors and portable hand-held systems that can be played anywhere within a bingo hall. As of March 3, 2002, we had systems in service in 24 states of the more than 30 states that allow electronic bingo systems for use with charitable and commercial organizations. Under the Indian Gaming Regulatory Act, or IGRA, electronic bingo may be played on tribal Native American lands in the 46 states where bingo is legal. We estimate that bingo currently is played on tribal Native American lands in 30 states. As of March 3, 2002, we had units in operation in Native American bingo halls in 13 of those states. Collectively, as of March 3, 2002, we had products in 31 states and in 4 countries outside of the United States.

        We generate revenue by placing electronic bingo systems in bingo halls under contracts based on: (a) a fixed fee per use per session; (b) a fixed weekly fee per unit; or (c) a percentage of the sales generated by each unit. Revenue growth is affected by player acceptance of electronic bingo as an addition or an alternative to paper bingo, and our ability to expand operations into new markets. Fixed-base bingo units generate greater revenue per unit than portable bingo units, but also require a greater initial capital investment.

        We typically install our electronic bingo systems at no charge to our customers and capitalize the costs. During the first three-month period of fiscal 2002, the Company's capital expenditures were approximately $1.9 million, $1.6 million of which represented investments in bingo and related support equipment. The Company's cost of revenues consists primarily of the expense of providing customer service including labor, service-related overhead, and depreciation of the bingo systems. The Company records depreciation of bingo equipment over its estimated useful life, primarily five years, using the straight-line method of depreciation and reserves for units not expected to be reused.

ACCOUNTING CHANGE FOR GOODWILL

        In June 2001, the FASB issued SFAS No. 142, Goodwill and Other Intangible Assets, effective for fiscal years beginning after December 15, 2001. Under the new rules, goodwill will no longer be amortized but will be subject to annual impairment tests in accordance with the statement. Other intangible assets will continue to be amortized over their useful lives. We will be required to measure our goodwill for impairment, and depending on the result of that measurement, the recorded goodwill may be required to be written down. We have elected to early-adopt the statement during our fiscal year ending October 31, 2002 and have discontinued amortization of our goodwill as of November 1, 2001. We will be unable to determine if a reduction in goodwill is required until completion of the impairment test expected to be completed during the fiscal quarter ending April 30, 2002.

RESULTS OF OPERATIONS

Three Months Ended January 31, 2002 Compared to Three Months Ended January 31, 2001

        REVENUES. Revenues generated were $11.9 million for the quarter ended January 31, 2002 compared to $12.0 million for the same period last year. The $130,000, or 1.1%, net decline in revenue from the first quarter of fiscal 2001 was primarily in the Northeastern Region due to pricing pressure, and hall and route changes, partially offset with increases in the Western and International Regions.

        COST OF REVENUES. Cost of revenues decreased approximately $311,000, or 5.9%, to $5.0 million for the three months ended January 31, 2002 from $5.3 million for the comparable prior year period. Cost of revenue as a percent of revenue for the three months ended January 31, 2002 was 41.9% compared to 44.0% for the three months ended January 31, 2001. The decrease in cost of revenues was primarily due to a decrease in bingo unit depreciation expense of approximately $313,000 related to uninstalled bingo units reserved at October 31, 2001. Increases in service and operations costs of approximately $169,000, due to increases in personnel and benefit costs, were offset by reductions in bingo unit maintenance, repair, and refurbishment expenses.

        GENERAL AND ADMINISTRATIVE. General and administrative costs decreased $1.8 million to $2.0 million for the three months ended January 31, 2002, or from 31.8% to 16.8% of revenue compared to the prior year period. The decrease was primarily attributable to: (1) a lower provision for bad debt reserve of $1.2 million in the first quarter of fiscal 2002 due to improved collections and fiscal 2001 having $650,000 of expense associated with the settlement of disputed account balances; (2) a decrease in personnel related expenses of $303,000; and (3) no goodwill amortization expense in the quarter ended January 31, 2002 due to an early election of FASB Statement 142 compared to first quarter fiscal year 2001 of $438,000.

        SALES AND MARKETING. Sales, marketing, and commission expenses decreased $984,000, or 24.7%, to $3.0 million for the three months ended January 31, 2002 from $4.0 million for the prior year period. Distributor commissions decreased $919,000 to $2.0 million for the three months ended January 31, 2002 primarily due to adjustments in the first quarter of fiscal year 2001, including a settlement of a distributor issue. As a percentage of revenues for the quarter ended January 31, 2002, commission expenses decreased to 17.0% from 24.5% in the comparable prior year period.

        RESEARCH AND DEVELOPMENT. Research and development costs decreased approximately $41,000 to $419,000 for the three months ended January 31, 2002 compared to $460,000 for the comparable prior year period, or 3.5% from 3.8% of revenue. The decrease was partially attributable to the closure of the Colorado office and decreased personnel expenses.

        PROVISION FOR INCOME TAXES. Our income tax provision of $565,000 is recorded at an effective rate of 38.2% for the quarter ended January 31, 2002. For the comparable prior year period, we incurred a pre-tax loss and recorded a tax benefit estimated at 47.0% due to the effect of state income taxes and nondeductible expenses.

LIQUIDITY AND CAPITAL RESOURCES

        Operating activities provided $3.4 million of cash for the three months ended January 31, 2002 compared to $1.6 million for the three months ended January 31, 2001. In 2002, the $3.4 million was provided by net income of $913,000, $1.8 million of depreciation, amortization, and obsolescence expense, and net changes to operating assets and liabilities of $700,000. In 2001, the $1.6 million provided by operating activities consisted primarily of $3.7 million in depreciation, amortization, and obsolescence expense, offset by a net loss of $785,000, and net changes to operating assets and liabilities of $1.4 million.

        Investing activities used $2.3 million of cash in the three months ended January 31, 2002 compared to use of cash of $655,000 for the three months ended January 31, 2001. In 2002, the $2.3 million used consisted of a $320,000 increase in short-term investments and capital expenditures of $1.9 million, primarily for bingo units. In 2001, the $655,000 consisted of a decrease in short-term investments of $1.4 million offset by capital expenditures of $2.1 million.

        Financing activities provided cash of $637,000 for the quarter ended January 31, 2002 compared to $46,000 provided for the quarter ended January 31, 2001. In 2002, the $637,000 consisted primarily of $245,000 in long-term debt repayment and proceeds from exercise of stock options of $882,000. In 2001, the $46,000 provided by financing activities consisted of net proceeds from borrowings and repayments of $536,000, $426,000 in payments on long-term debt, and $64,000 to repurchase treasury stock.

        At January 31, 2002, we had cash and equivalents and short-term investments totaling $15.1 million. We also have a $10.0 million line of credit (the "Revolving Credit Facility") with Wells Fargo Bank, N.A. ("Wells Fargo"), which is tied to an interest rate based on the prime rate or LIBOR plus 2.0%, at the Company's option, on which there was no outstanding balance at January 31, 2002. The Revolving Credit Facility expires on April 2, 2002. We expect to renew the revolving credit facility on similar terms. We believe that cash flow from operations and the $15.1 million in cash, cash equivalents and short-term investments at January 31, 2002, together with funds available under the revolving credit facility, will be sufficient to support our operations, budgeted capital expenditures, and liquidity requirements through fiscal 2002. Our long-term liquidity requirements will depend on many factors, including the rate at which we expand our business, whether internally or through acquisitions. In addition, strategic opportunities we may pursue could require us to fund our portion of the operating expenses of such ventures and could further require us to advance additional amounts should any partners in such ventures be unable to meet unanticipated capital calls or similar funding events. To the extent that the funds generated from the sources described above are insufficient to fund our activities in the long term, we will be required to raise additional funds through public or private financing. No assurance can be given that additional financing will be available or, if it is available, that it will be on terms acceptable to us.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

        Sensitivity Analysis.    Assuming we had a $2 million balance outstanding at January 31, 2002, the rate of interest calculated using the prime rate option would be 4.75%. Our monthly interest payment, if the rate stayed constant, would be $7,917. If the prime rate rose to 12%, which assumes an unusually large increase, our monthly payment would be $20,000. A more likely increase of 1% or 2%, given the recent trend of decreasing or relatively low interest rates, would result in a monthly payment of $9,583 or $11,250, respectively.    We do not believe the risk resulting from such fluctuations is material or that the payment required would have a material effect on cash flow.

CAUTIONARY STATEMENT FOR PURPOSES OF THE "SAFE HARBOR" PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

        This document includes various "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Sections 21E of the Securities Exchange Act of 1934, as amended, which represent our expectations or beliefs concerning future events. Statements containing expressions, such as "believes," "anticipates," or "expects," used in our press releases and periodic reports on Forms 10-K and 10-Q filed with the Commission, are intended to identify forward-looking statements. All forward-looking statements involve risks and uncertainties. Although we believe our expectations are based upon reasonable assumptions within the bounds of our knowledge of our business and operations, there can be no assurances that actual results will not materially differ from expected results. We caution that these and similar statements included in this report are further qualified by important factors that could cause actual results to differ materially from those in the forward-looking statements. Such factors could include, without limitation, the following: increased competition in existing markets; a decline in the public participation in bingo; the limitation, conditioning, or suspension of any of the Company's bingo permits or licenses; increases in or new taxes imposed on bingo revenues or bingo devices; a finding of unsuitability by regulatory officers with respect to the Company's officers, directors, or key employees; loss or retirement of key executives; adverse economic or regulatory conditions in our key markets; and adverse results of significant litigation matters. Readers are cautioned not to place undue reliance on forward-looking statements, which speak only as of the date thereof. We undertake no obligation to publicly release any revisions to such forward-looking statements to reflect events or circumstances after the date hereof.

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

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS.

        Not Applicable

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

        Not Applicable

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        Not Applicable

ITEM 5. OTHER INFORMATION

        Not Applicable

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

  a)
  EXHIBITS:
  Not Applicable

  b)
  REPORTS ON FORM 8-K
  There were no reports filed on Form 8-K during the quarter ended January 31,2002.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ CLARENCE H. THIESEN Clarence H. Thiesen	Chief Executive Officer	March 15, 2002
/s/ RICHARD M. KELLEY Richard M. Kelley	Chief Financial Officer, Treasurer	March 15, 2002

QuickLinks

FORM 10-Q
GAMETECH INTERNATIONAL, INC. INDEX
GAMETECH INTERNATIONAL, INC. CONDENSED CONSOLIDATED BALANCE SHEETS (In thousands, except share and per share amounts)
GAMETECH INTERNATIONAL, INC. CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (In thousands, except share and per share amounts)
GAMETECH INTERNATIONAL, INC. CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE THREE MONTHS ENDED JANUARY 31, 2002 AND 2001 (Dollars in thousands)
GAMETECH INTERNATIONAL, INC. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS JANUARY 31, 2002 (UNAUDITED)
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
ITEM 5. OTHER INFORMATION
ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K
SIGNATURES