Form 10-Q
period 2002-05-30
GAMETECH INTERNATIONAL INC
filed 2002-06-14
CIK 1045014

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED APRIL 30, 2002
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM                              TO

Commission File Number 000-23401

GAMETECH INTERNATIONAL, INC.
(Exact name of registrant as specified in its charter)

DELAWARE (State or other jurisdiction of incorporation or organization)	33-0612983 (I.R.S. Employer Identification No.)
900 SANDHILL ROAD, RENO, NEVADA 89511 (Address of principal executive offices) (Zip code)

        Registrant's telephone number, including area code: (775) 850-6000

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days    Yes ☒    No ☐

        On June 11, 2002, the registrant had 11,202,939 outstanding shares of its Common Stock, par value $0.001 per share.

GAMETECH INTERNATIONAL, INC.
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED APRIL 30, 2002
INDEX

GAMETECH INTERNATIONAL, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share amounts)

	October 31, 2001	April 30, 2002
		(Unaudited)
Assets:
Current assets:
Cash and cash equivalents	$10,131	$8,532
Short-term investments	2,824	5,624
Accounts receivable, net	4,079	3,483
Deposits	610	76
Prepaid income taxes	1,198	623
Prepaid expenses and other current assets	749	899
Deferred income taxes	3,308	3,308

Total current assets	22,899	22,545
Bingo units, furniture and equipment, net	15,913	18,267
Intangible and other assets, net	1,427	1,365
Goodwill	15,437	15,437

Total assets	$55,676	$57,614

Liabilities and stockholders' equity:
Current liabilities:
Accounts payable	$674	$756
Accrued payroll and related obligations	2,129	957
Acquisition related accrued liabilities	200	110
Other accrued liabilities	2,398	3,154
Current portion of long-term debt	1,034	931

Total current liabilities	6,435	5,908
Long-term debt	1,361	750
Non-current employment obligations	370	370
Deferred income taxes	926	926
Commitments and contingencies
Stockholders' equity:
Common stock, $.001 par value: 40,000,000 shares authorized; 13,053,964 shares issued and outstanding at April 30, 2002 and 12,701,839 at October 31, 2001	13	13
Capital in excess of par value	44,543	45,595
Retained earnings	10,124	12,148
Less: Treasury stock, 1,855,325 shares at April 30, 2002 and at October 31, 2001, at cost	(8,096)	(8,096)

Total stockholders' equity	46,584	49,660

Total liabilities and stockholders' equity	$55,676	$57,614

See notes to financial statements

GAMETECH INTERNATIONAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except share and per share amounts)

	Three Months Ended April 30,		Six Months Ended April 30,
	2001	2002	2001	2002
	(Unaudited)		(Unaudited)
Revenue	$12,813	$12,106	$24,794	$23,956
Cost of revenue	4,098	4,536	9,372	9,499

Gross profit	8,715	7,570	15,422	14,457
Operating expenses:
General and administrative	2,810	2,130	6,622	4,127
Sales and marketing	3,489	3,115	7,475	6,117
Research and development	456	555	916	974

Total operating expenses	6,755	5,800	15,013	11,218

Income from operations	1,960	1,770	409	3,239
Interest income and other, net	31	27	101	35

Income before provision for income taxes	1,991	1,797	510	3,274
Provision for income taxes	961	686	265	1,250

Net income	$1,030	$1,111	$245	$2,024

Basic net income per share	$0.10	$0.10	$0.02	$0.18

Diluted net income per share	$0.09	$0.10	$0.02	$0.17

Shares used in the calculation of net income per share:
Basic	10,515,898	11,190,356	10,517,075	11,086,937

Diluted	11,181,804	11,680,113	11,047,982	11,640,846

See notes to financial statements.

GAMETECH INTERNATIONAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED APRIL 30, 2002 AND 2001
(Dollars in thousands)

	2001	2002
	(unaudited)
Cash flows from operating activities:
Net income	$245	$2,024
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and obsolescence	5,591	3,926
Changes in operating assets and liabilities:
Accounts receivable, net	(326)	596
Prepaid income taxes	451	575
Other current assets	(47)	(155)
Accounts payable	(834)	82
Other accrued liabilities	(454)	(506)

Net cash provided by operating activities	4,626	6,542
Cash flows from investing activities:
Decrease (increase) in short-term investments	1,193	(2,800)
Capital expenditures for bingo units, furniture and equipment	(3,324)	(5,400)
Purchase of intangible and other assets	—	(279)

Net cash used in investing activities	(2,131)	(8,479)
Cash flows from financing activities:
Proceeds from short-term borrowings from bank	2,327	—
Payments on short-term borrowings from bank	(2,327)	—
Payments on long-term debt	(779)	(714)
Payments for buy out of distributorship agreement	(170)	—
Proceeds from exercise of stock options	—	1,052
Payments for repurchase of common stock for treasury	(54)	—

Net cash provided by (used in) financing activities	(1,003)	338

Net (decrease) increase in cash and cash equivalents	1,492	(1,599)
Cash and cash equivalents at beginning of period	4,129	10,131

Cash and cash equivalents at end of period	$5,621	$8,532

See notes to financial statements.

GAMETECH INTERNATIONAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
APRIL 30, 2002
(UNAUDITED)

NOTES TO FINANCIAL STATEMENTS

NOTE A. BASIS OF PRESENTATION

        The accompanying unaudited consolidated financial statements as of April 30, 2002 have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of the Company, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three- and six-month periods ended April 30, 2002 are not necessarily indicative of the results that may be expected for the year ending October 31, 2002.

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

NOTE B. SIGNIFICANT ACCOUNTING POLICIES

REVENUE RECOGNITION

        Revenue is recognized as bingo units are placed in bingo halls under contracts based on (a) a fixed fee per use per session, (b) a fixed weekly fee per unit, or (c) a percentage of the revenue generated by each unit.

ALLOWANCE FOR DOUBTFUL ACCOUNTS

        The Company performs ongoing credit evaluations of its customers and distributors and maintains allowances for possible losses resulting from non-payment of outstanding accounts receivable.

BINGO UNIT DEPRECIATION AND OBSOLESCENCE RESERVES

        Bingo units are depreciated over their estimated useful lives, with lives ranging from three to five years. Bingo units on hand that are not expected to be reused are reserved for as excess or obsolete.

NOTE C. GOODWILL AMORTIZATION

        In June 2001, the FASB issued Statement of Financial Accounting Standards (SFAS) No. 142, "Goodwill and Other Intangible Assets," effective for fiscal years beginning after December 15, 2001. Under the new rules, goodwill will no longer be systematically amortized, but will be reviewed for impairment each year and, depending upon the results of that measurement, the recorded goodwill may be written down and charged to income from operations when its carrying amount exceeds its estimated fair value. Amortization is still required for identifiable intangible assets with finite lives. We have elected to early-adopt the statement at the beginning of fiscal 2002, discontinuing amortization of goodwill. With the assistance of valuation consultants, we have completed the initial assessment of goodwill related to the Bingo Technologies Corporation acquisition and concluded there was no goodwill impairment.

        In accordance with SFAS No. 142, the current year results reflect no amortization of goodwill. A reconciliation of previously reported income and earnings per share for the comparative periods adjusted for the exclusion of goodwill amortization is as follows (in thousands, except share and per share amounts):

	Three Months Ended April 30,		Six Months Ended April 30,
	2001	2002	2001	2002
Reported net income	$1,030	$1,111	$245	$2,024
Add back: Goodwill amortization	438	—	876	—

Adjusted net income	$1,468	$1,111	$1,121	$2,024

Basic earnings per share:
Reported net income	$0.10	$0.10	$0.02	$0.18
Add back: Goodwill amortization	0.04	—	0.08	—

Adjusted basic earnings per share	$0.14	$0.10	$0.11	$0.18

Diluted earnings per share:
Reported net income	$0.09	$0.10	$0.02	$0.17
Add back: Goodwill amortization	0.04	—	0.08	—

Adjusted basic earnings per share	$0.13	$0.10	$0.10	$0.17

NOTE D. NET INCOME PER SHARE OF COMMON STOCK

        Net income per share of common stock is computed in accordance with SFAS No. 128 "Earnings per Share." The calculation of the basic and diluted earnings per share is the same except for the dilutive effect of outstanding stock options. The dilution is 489,757 shares and 665,906 for the three months ended April 30, 2002 and 2001, respectively. The dilution is 553,909 shares and 530,907 for the six months ended April 30, 2002 and 2001, respectively.

NOTE E. LITIGATION

        We are involved in various legal proceedings arising out of our operations in the ordinary course of business, including various complaints that have been filed alleging breach of distributor agreements and other matters. At October 31, 2001 and April 30, 2002, we have recorded $1.1 million in current liabilities for the estimated settlement of specific lawsuits. However, if settlement is not reached and the lawsuits proceed to trial, unfavorable outcomes could have a material adverse effect on our financial position and results of operations.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        The following discussion should be read in conjunction with the condensed consolidated financial statements and notes thereto included elsewhere in this report, as well as our audited consolidated financial statements for the fiscal year ended October 31, 2001 contained in our annual report on Form 10-K.

OVERVIEW

        We design, develop, and market interactive electronic bingo systems. We currently market a fixed-base system with light pen- or touch screen-activated monitors and portable hand-held systems that can be played anywhere within a bingo hall. As of April 30, 2002, we had systems in service in over 25 of the more than 30 states that allow electronic bingo systems for use with charitable and commercial organizations. Under the Indian Gaming Regulatory Act, or IGRA, electronic bingo may be played on tribal Native American lands in the 46 states where bingo is legal. We estimate that bingo currently is played on tribal Native American lands in 30 states and, at April 30, 2002, we had bingo units in operation in Native American bingo halls in almost half of those states. Collectively, at April 30, 2002, we had products in more than 30 states, four countries outside of the United States, and Guam.

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

        Our expenses consist primarily of (a) cost of revenue; expenses associated with technical and operational support of the bingo systems within bingo halls, depreciation of bingo units, repair and refurbishment of bingo units, and obsolescence reserve; (b) general and administrative, consisting of activities associated with management of our company and related support, which includes finance and accounting, legal, compliance, information systems, human resources, accounts receivable reserve, and goodwill amortization (prior to fiscal year 2002, see accounting change for goodwill below); (c) sales and marketing, consisting primarily of commissions paid to distributors for promoting and supporting our products and an internal sales force with a focus upon generating new customers and upgrades for existing customers; (d) research and development (R&D), consisting of company sponsored R&D activities to provide players with exciting and unique products.

        We typically install our electronic bingo systems at no charge to our customers and capitalize the costs. During the first six-month period of fiscal 2002, our capital expenditures were approximately $5.4 million, $5.0 million of which represented investments in bingo and related support equipment. We record depreciation of bingo equipment over their estimated useful lives, ranging from three to five years, using the straight-line method of depreciation and provide reserves for bingo units not expected to be reused.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

        Management's Discussion and Analysis of Financial Condition and Results of Operations discusses our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the balance sheet date and reported amounts of revenue and expenses during the reporting period. On an ongoing basis, we evaluate our estimates and judgments, including those related to revenue recognition, bad debts, bingo unit depreciation, and contingencies and litigation. We base our estimates and judgments on historical experience and on various other factors that are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

        We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our consolidated financial statements.

REVENUE RECOGNITION

        Revenue is recognized as bingo units are placed in bingo halls under contracts based on: (a) a fixed fee per use per session, (b) a fixed weekly fee per unit, or (c) a percentage of the revenue generated by each unit. Our revenue recognition is a key component of our results of operations, and determines the timing of certain expenses, such as commissions and royalties. We recognize revenue in accordance with generally accepted accounting principles when all of the following factors exist (1) evidence of an arrangement with the customer; (2) play or availability of the bingo units; (3) a determinable fee; and (4) collectibility is reasonably assured. Determination of criteria (3) and (4) are based upon our judgment regarding the nature of the fee charged for service and use rendered and the collectibility of the fees. Should changes in conditions cause us to determine these criteria are not met for future transactions, revenue recognized for future reporting periods could be adversely affected.

ALLOWANCE FOR DOUBTFUL ACCOUNTS

        We must estimate the possible losses resulting from non-payment of outstanding accounts receivable. We perform ongoing evaluations of our customers and distributors for credit worthiness, economic trends, changes in our customer payment terms, and historical collection experience when evaluating the adequacy of our allowance for doubtful accounts. We also provide a reserve percentage of our accounts recoverability by aging category. In determining these percentages, we review historical write-offs of our receivables, payment trends and other available information. While such estimates are within our expectations and the provisions established, we cannot guarantee that we will continue to experience the same credit loss rates.

RESERVE FOR BINGO UNIT OBSOLESCENCE

        We provide reserves for excess or obsolete bingo units on hand that we do not expect to be reused. Our reserves are based upon several factors, including our estimated forecast of bingo unit demand for placement into halls. Our estimates of future bingo unit demand may prove to be inaccurate, in which case we may have understated or overstated the provision required for excess and obsolete bingo units. Although we attempt to assure the accuracy of our estimated forecasts, any significant unanticipated changes in demand or technological developments could have a significant impact on the value of our bingo units and our reported operating results.

IMPAIRMENT ANALYSIS OF GOODWILL

        In accordance with SFAS No. 142, "Goodwill and Other Intangible Assets," we have elected to early-adopt the statement during our fiscal year ending October 31, 2002 and have discontinued amortization of our goodwill as of November 1, 2001. We completed the required measurement test as of that date, and determined there was no impairment of goodwill upon adoption of SFAS No. 142. This measurement included market multiple methodology, comparable transaction methodology and a discounted cash flow methodology.

        We assess the impairment of all long-lived assets and goodwill whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Factors we consider important that could trigger an impairment review include the following:

  •
  significant underperformance relative to historical or projected future operating results;

  •
  significant changes in the manner of our use of the acquired assets or the strategy for our overall business;

  •
  significant negative industry or economic trends;

  •
  significant decline in our stock price for a sustained period; and

  •
  our market capitalization relative to net book value.

        In addition, we are also required to perform an annual goodwill impairment review. Any resulting impairment loss could have a material adverse impact on our financial condition and results of operations.

RESULTS OF OPERATIONS

Three Months Ended April 30, 2002 Compared with Three Months Ended April 30, 2001

        REVENUE. We generated revenue of $12.1 million for the three months ended April 30, 2002 compared to $12.8 million for the comparable prior-year period. The $707,000, or 5.5%, net decline in revenue from the second quarter of fiscal 2001 was primarily in the Northeastern Region and the Southern Region due to competitive pricing pressures, and changes in the composition of usage and pricing of halls and routes. Revenue increased approximately $255,000, or 2.2%, over the first quarter of fiscal 2002, primarily in the Northeastern Region and the International Region.

        COST OF REVENUE. Cost of revenue increased $438,000, or 10.7%, to $4.5 million for the three months ended April 30, 2002 from $4.1 million for the comparable prior-year period.    Cost of revenue as a percent of revenue for the current three-month period was 37.5% compared to 32.0% for the three months ended April 30, 2001. The increase in cost of revenue was primarily due to scrapped bingo units, refurbishment expenses, and the write-off of a capitalized development project.

        GENERAL AND ADMINISTRATIVE. General and administrative costs decreased approximately $680,000, or 24.2%, to $2.1 million for the three months ended April 30, 2002 from $2.8 million for the comparable prior-year period.    General and administrative costs as a percent of revenue for the current three-month period was 17.6% compared to 21.9% for the three months ended April 30, 2001. The decrease was primarily attributable to (1) a lower provision for bad debt reserve of approximately $537,000 in the second quarter of fiscal 2002 principally due to improved collections on aged receivables, improved systems, and improved controls; (2) no goodwill amortization expense in the quarter ended April 30, 2002 due to an early election to adopt the provision of SFAS No. 142 compared to amortization expense in the second quarter of fiscal year 2001 of approximately $438,000; and (3) partially offset with an increase in legal expenses of $275,000.

        SALES AND MARKETING. Sales, marketing, and commission expenses decreased approximately $374,000, or 10.7%, to $3.1 million for the three months ended April 30, 2002 from $3.5 million for the comparable prior-year period.    Sales, marketing, and commission expenses as a percent of revenue for the current three-month period was 25.7% compared to 27.2% for the three months ended April 30, 2001. Distributor commissions decreased $244,000 to $2.1 million for the three months ended April 30, 2002 primarily due to the changes in mix of revenue generated by distributors and those customers served directly by us. As a percentage of revenue for the quarter ended April 30, 2002, commission expenses decreased to 17.5% from 18.4% in the comparable prior-year period.

        RESEARCH AND DEVELOPMENT. Research and development costs increased approximately $99,000, or 21.7%, to $555,000 for the three months ended April 30, 2002 from $456,000 for the comparable prior-year period. Research and development costs as a percent of revenue for the current three-month period was 4.6% compared to 3.6% for the three months ended April 30, 2001. The increase was primarily related to projects designed to enhance products for improved player appeal and the development of new products.

        PROVISION FOR INCOME TAXES. Our income tax provision is recorded at an effective rate of 38.2% for the quarter ended April 30, 2002 compared to 48.3% in the prior-year period. The higher rate in the preceding year related to the effect of nondeductible goodwill amortization.

Six Months Ended April 30, 2002 Compared with Six Months Ended April 30, 2001

        REVENUE. We generated revenue of $24.0 million for the six months ended April 30, 2002 compared to $24.8 million during the comparable prior-year period. The decrease of approximately $838,000, or 3.4%, was primarily in the Northeast and Southern Regions, principally due to competitive pricing pressures, and changes in the composition of usage and pricing of halls and routes, most notably in Texas and Ohio. This decrease was partially offset by increased revenue, primarily in the existing market of the Western Region and Canada.

        COST OF REVENUE. Net cost of revenue increased approximately $127,000, or 1.4%, to $9.5 million for the six months ended April 30, 2002 from $9.4 million for the comparable prior-year period.    Cost of revenue as a percent of revenue for the current six-month period was 39.7% compared to 37.8% for the six months ended April 30, 2001. The increase in cost of revenue was primarily due to an increase of approximately $410,000 related to scrapped bingo units, refurbishment expenses, and the write-off of a capitalized development project. In addition, a reduction in bingo unit depreciation expenses of $355,000, primarily due to uninstalled bingo units reserved as of fiscal year-end, partially offset by a net operational and service costs increase of $102,000 primarily due to an increase in personnel related costs.

        GENERAL AND ADMINISTRATIVE. General and administrative costs decreased $2.5 million, or 37.7%, to $4.1 million for the six months ended April 30, 2002 from $6.6 million for the comparable prior-year period. General and administrative costs as a percent of revenue for the current six-month period was 17.2% compared to 26.7% for the six months ended April 30, 2001. The decrease was primarily attributable to (1) a decrease in bad debt expense of approximately $1.7 million, due to improved controls and collections systems in fiscal 2002 and an adjustment in the first quarter of 2001 for settlement of disputed account balances of $650,000; and (2) an $876,000 decrease in amortization of goodwill due to our early election to adopt the provisions of SFAS No. 142, which eliminated the amortization of goodwill. These decreases were partially offset by an increase in legal expenses of approximately $308,000.

        SALES AND MARKETING. Sales, marketing, and commission expenses decreased approximately $1.4 million, or 18.2%, to $6.1 million for the six months ended April 30, 2002 from $7.5 million for the comparable prior-year period.    Sales, marketing, and commission expenses as a percent of revenue for the current six-month period was 25.5% compared to 30.1% for the six months ended April 30, 2001. The decrease was primarily due to a decrease of approximately $1.2 million in distributor commissions. This decrease was primarily due to adjustments for additional distributor commissions in the first quarter of 2001, including a settlement of a distributor issue. As a percentage of revenue for the six months ended April 30, 2002, commission expenses decreased to 17.2% from 21.3% in the comparable prior-year period. Sales and marketing decreased $195,000, primarily due to a reduction in personnel related costs and travel expenses.

        RESEARCH AND DEVELOPMENT. Research and development costs increased $58,000, or 6.3%, to $974,000 for the six months ended April 30, 2002 from $916,000 for the comparable prior-year period. Research and development costs as a percent of revenue for the current six-month period was 4.1% compared to 3.7% for the six months ended April 30, 2001. The increase was primarily related to projects designed to enhance products for improved player appeal and the development of new products.

        PROVISION FOR INCOME TAXES. Our effective income tax rate was approximately 38.2% and 52.0% for the six months ended April 30, 2002 and 2001, respectively. The higher rate in the preceding year related to the effect of nondeductible goodwill amortization.

LIQUIDITY AND CAPITAL RESOURCES

        As of April 30, 2002, we had cash and cash equivalents and short-term investments totaling $14.2 million.

        Operating activities provided approximately $6.5 million of cash for the six months ended April 30, 2002 compared to $4.6 million for the six months ended April 30, 2001. In 2002, the $6.5 million was provided by net income of $2.0 million, $3.9 million of depreciation, amortization, and obsolescence expense, and net changes to operating assets and liabilities of $592,000. In 2001, the $4.6 million provided by operating activities consisted primarily of $5.6 million in depreciation, amortization, and obsolescence expense, and net income of $245,000, offset by net changes to operating assets and liabilities of $1.2 million.

        Investing activities used approximately $8.5 million of cash in the six months ended April 30, 2002 compared to use of cash of $2.1 million for the six months ended April 30, 2001. In 2002, the $8.5 million used consisted of a $2.8 million increase in short-term investments, capital expenditures of $5.4 million, primarily for bingo units, and $279,000 for proprietary technology purchases. In 2001, the $2.1 million consisted of capital expenditures of $3.3 million, primarily for bingo unit equipment, offset by a decrease in short-term investments of $1.2 million.

        Financing activities provided cash of $338,000 for the six months ended April 30, 2002 compared to $1.0 million used for the six months ended April 30, 2001. In 2002, the $338,000 consisted primarily of proceeds from exercise of stock options of $1.1 million, offset by $714,000 of payments on long-term debt. In 2001, the $1.0 million used by financing activities consisted of $779,000 in payments on long-term debt, a distributor agreement buy out of $170,000, and $54,000 to repurchase treasury stock.

        We have a $10.0 million line of credit, which is tied to an interest rate based on the prime rate or LIBOR plus 2.0%, at our option, on which there was no outstanding balance at April 30, 2002. The credit facility expires on April 2, 2003. We believe that cash flow from operations and the $14.2 million in cash, cash equivalents, and short-term investments at April 30, 2002, together with funds available under the revolving credit facility, will be sufficient to support our operations, budgeted capital expenditures, and liquidity requirements through fiscal 2002. Our long-term liquidity requirements will depend on many factors, including the rate at which we expand our business, whether internally, through acquisitions, or otherwise.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        Our revolving credit facility with Wells Fargo is a $10.0 million line of credit with an interest rate based on the prime rate or LIBOR plus 2.0%, at our option. The line of credit will expire on April 2, 2003.

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

        Sensitivity Analysis.    Assuming we had a $2 million balance outstanding at April 30, 2002, the rate of interest calculated using the prime rate option would be 4.75%. Our monthly interest payment, if the rate stayed constant, would be $7,917. If the prime rate rose to 12%, which assumes an unusually large increase, our monthly payment would be $20,000. A more likely increase of 1% or 2%, given the recent trend of decreasing or relatively low interest rates, would result in a monthly payment of $9,583 or $11,250, respectively.    We do not believe the risk resulting from such fluctuations is material or that the payment required would have a material effect on cash flow.

CAUTIONARY STATEMENT FOR PURPOSES OF THE "SAFE HARBOR" PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

        This document includes various "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Sections 21E of the Securities Exchange Act of 1934, as amended, which represent our expectations or beliefs concerning future events. Statements containing expressions, such as "believes," "anticipates," or "expects," used in our press releases and periodic reports on Forms 10-K and 10-Q filed with the Commission, are intended to identify forward-looking statements. All forward-looking statements involve risks and uncertainties. Although we believe our expectations are based upon reasonable assumptions within the bounds of our knowledge of our business and operations, there can be no assurances that actual results will not materially differ from expected results. We caution that these and similar statements included in this report are further qualified by important factors that could cause actual results to differ materially from those in the forward-looking statements. Such factors include those discussed in our annual report on Form 10-K for the year ended October 31, 2001. Readers are cautioned not to place undue reliance on forward-looking statements, which speak only as of the date thereof. We undertake no obligation to publicly release any revisions to such forward-looking statements to reflect events or circumstances after the date hereof.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

        During February 1999, we acquired from BTC's stockholders all of the capital stock of BTC pursuant to a stock purchase agreement. In connection with the acquisition, BTC's stockholders made certain representations and warranties, and a portion of the purchase price was placed into escrow as security for the breach of any of these representations and warranties. During February 2000, we notified BTC's stockholders that we had certain claims for indemnification against them for breaches of representations and warranties from the acquisition. We estimated that our claims exceeded the amounts held in escrow, and we requested that no amounts in escrow be released pending a final determination of our claims. The escrow fund consists of 373,387 shares of our common stock and approximately $2.0 million cash. BTC's stockholders delivered their objections to the escrow on February 24, 2000, objecting to all of our indemnification claims. The parties have reached agreement in principle to settle the claims, which will result in payment to us from the escrow account. In a separate agreement, we have agreed to prepay certain note obligations to BTC's stockholders at a 9% discount rate.

        On March 22, 2001, we filed a claim in the United States District Court, District of Arizona, GAMETECH INTERNATIONAL, INC. V. TREND GAMING SYSTEMS, LLC, CV 01-540 PHX PGR, seeking a declaratory judgment that we are not in material breach of our November 1, 1999 distribution agreement with Trend, and seeking damages for past due payments and wrongful withholdings by Trend. Trend has counterclaimed, alleging that its payments are in compliance with its contractual obligations and that it is entitled to withhold certain monies. Trend also contends that we are in breach of certain of our contractual obligations to Trend or its customers. Settlement negotiations between the parties have ceased. No trial date has been set. We conduct a significant amount of our business with Trend and our revenue in Texas associated with Trend is approximately sixteen percent on an annualized basis. We have denied the allegations and intend to vigorously pursue and defend this matter. However, we cannot provide assurance that we will obtain a favorable outcome. An unfavorable outcome could have a material adverse effect on our business, financial position, and results of operations.

        The Texas Lottery Commission, or TLC, the agency that regulates bingo in the state of Texas, informed us that it intends to seek administrative penalties against us based on certain provisions of one of our Texas distributor agreements. The TLC alleges that certain provisions of the agreement violate the Texas Bingo Enabling Act. The penalties sought by the TLC could involve suspension and/or revocation of our Texas manufacturing license. An evidentiary hearing occurred before the administrative body during January 2002. On May 10, 2002, the Administrative Law Judge made a proposal for decision concluding that we were not in violation of any provisions of the Texas Bingo Enabling Act and recommended dismissal of all charges against us. On June 10, 2002 the TLC signed an order adopting the recommendation of the Administrative Law Judge thereby dismissing all charges against us.

        The Washington Gambling Commission, or WGC, the agency that regulates bingo in the state of Washington, informed us that it intends to seek administrative penalties against us for a variety of alleged violations. The penalties sought by the WGC could involve suspension and/or revocation of our Washington manufacturer's license. We have requested an evidentiary administrative hearing. A hearing date has been set for July 18, 2002. We intend to defend vigorously our company through the hearing process. However, we cannot provide assurance that we will obtain a favorable outcome. An unfavorable outcome could have a material adverse effect on our business, financial position, and results of operations.

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

        Not Applicable

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

        Not Applicable

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        We held our 2002 Annual Meeting of Stockholders on April 16, 2002. The following nominees were re-elected as Class III directors to our Board of Directors to serve for three-year terms expiring in 2005, until their respective successors have been elected or qualified, or until their earlier resignation or removal:

Nominee	Votes in Favor	Withheld
Richard T. Fedor	11,381,381	34,156
Gerald R. Novotny, Sr.	7,521,718	3,893,819
Vern D. Blanchard	11,384,558	30,979

        The term of office of each of the following directors continued after the meeting: Frederick C. Lane, Clarence H. Thiesen, Douglas M. Hayes, Gary R. Held, Jon L. Whipple, and Charles W. Scharer

ITEM 5. OTHER INFORMATION

        Not Applicable

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

  a)
  EXHIBITS:
  Not Applicable

  b)
  REPORTS ON FORM 8-K
  There were no reports on Form 8-K filed during the quarter ended April 30, 2002.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Signature	Title	Date

/s/ CLARENCE H. THIESEN Clarence H. Thiesen	Chief Executive Officer (Principal Executive Officer)	June 14, 2002
/s/ RICHARD M. KELLEY Richard M. Kelley	Chief Financial Officer, (Principal Financial Officer)	June 14, 2002
/s/ ANN D. MCKENZIE Ann D. McKenzie	Corporate Controller, (Principal Accounting Officer)	June 14, 2002

QuickLinks

FORM 10-Q
GAMETECH INTERNATIONAL, INC. QUARTERLY REPORT ON FORM 10-Q FOR THE QUARTERLY PERIOD ENDED APRIL 30, 2002 INDEX
GAMETECH INTERNATIONAL, INC. CONDENSED CONSOLIDATED BALANCE SHEETS (In thousands, except share amounts)
GAMETECH INTERNATIONAL, INC. CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (In thousands, except share and per share amounts)
GAMETECH INTERNATIONAL, INC. CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE SIX MONTHS ENDED APRIL 30, 2002 AND 2001 (Dollars in thousands)
GAMETECH INTERNATIONAL, INC. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS APRIL 30, 2002 (UNAUDITED)
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