Form 10-Q
period 2002-07-31
GAMETECH INTERNATIONAL INC
filed 2002-09-16
CIK 1045014

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED JULY 31, 2002
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM                              TO

Commission File Number 000-23401

GAMETECH INTERNATIONAL, INC.
(Exact name of registrant as specified in its charter)

DELAWARE (State or other jurisdiction of incorporation or organization)	33-0612983 (I.R.S. Employer Identification No.)
900 SANDHILL ROAD, RENO, NEVADA 89521 (Address of principal executive offices) (Zip code)

        Registrant's telephone number, including area code: (775) 850-6000

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days    Yes ☒    No ☐

        On September 6, 2002, the registrant had 11,233,039 outstanding shares of its Common Stock, par value $0.001 per share.

GAMETECH INTERNATIONAL, INC.
QUARTERLY REPORT ON FORM 10 -Q
FOR THE QUARTERLY PERIOD ENDED JULY 31, 2002
INDEX

GAMETECH INTERNATIONAL, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share amounts)

	October 31, 2001	July 31, 2002
		(Unaudited)
Assets:
Current assets:
Cash and cash equivalents	$10,131	$6,956
Short-term investments	2,824	4,719
Accounts receivable, net	4,079	3,689
Deposits	610	75
Prepaid income taxes	1,198	—
Prepaid expenses and other current assets	749	745
Deferred income taxes	3,308	3,308

Total current assets	22,899	19,492
Bingo units, furniture and equipment, net	15,913	20,913
Intangible and other assets, net	1,427	1,166
Goodwill	15,437	14,960

Total assets	$55,676	$56,531

Liabilities and stockholders' equity:
Current liabilities:
Accounts payable	$674	$775
Accrued payroll and related obligations	2,129	823
Acquisition related accrued liabilities	200	50
Other accrued liabilities	2,398	2,799
Current portion of long-term debt	1,034	28

Total current liabilities	6,435	4,475
Long-term debt	1,361	2
Non-current employment obligations	370	361
Deferred income taxes	926	926
Commitments and contingencies
Stockholders' equity:
Common stock, $.001 par value: 40,000,000 shares authorized; 13,058,264 shares issued and outstanding at July 31, 2002 and 12,701,839 at October 31, 2001	13	13
Capital in excess of par value	44,543	45,608
Retained earnings	10,124	13,242
Less: Treasury stock, 1,855,325 shares at July 31, 2002 and at October 31, 2001, at cost	(8,096)	(8,096)

Total stockholders' equity	46,584	50,767

Total liabilities and stockholders' equity	$55,676	$56,531

See notes to financial statements

GAMETECH INTERNATIONAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except share and per share amounts)

	Three Months Ended July 31,		Nine Months Ended July 31,
	2001	2002	2001	2002
	(Unaudited)		(Unaudited)
Revenue	$11,919	$12,496	$36,713	$36,452
Cost of revenue	4,433	4,836	13,805	14,335

Gross profit	7,486	7,660	22,908	22,117
Operating expenses:
General and administrative	3,886	2,168	10,508	6,295
Sales and marketing	3,392	3,163	10,867	9,280
Research and development	1,517	609	2,433	1,583

Total operating expenses	8,795	5,940	23,808	17,158

Income (loss) from operations	(1,309)	1,720	(900)	4,959
Interest income and other, net	24	50	125	85

Income (loss) before provision for income taxes	(1,285)	1,770	(775)	5,044
Provision (benefit) for income taxes	(668)	676	(403)	1,926

Net income (loss)	$(617)	$1,094	$(372)	$3,118

Basic net income (loss) per share	$(0.06)	$0.10	$(0.04)	$0.28

Diluted net income (loss) per share	$(0.06)	$0.09	$(0.04)	$0.27

Shares used in the calculation of net income (loss) per share:
Basic	10,625,127	11,202,609	10,553,488	11,125,926

Diluted	10,625,127	11,739,270	10,553,488	11,653,170

See notes to financial statements.

GAMETECH INTERNATIONAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED JULY 31, 2002 AND 2001
(In thousands)

	2001	2002
	(unaudited)
Cash flows from operating activities:
Net income (loss)	$(372)	$3,118
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation, amortization and obsolescence	8,492	6,120
Changes in operating assets and liabilities:
Accounts receivable, net	329	390
Prepaid income taxes	(437)	1,198
Other current assets	(224)	4
Accounts payable	(1,093)	101
Other accrued liabilities	166	(1,064)

Net cash provided by operating activities	6,861	9,867
Cash flows from investing activities:
Decrease (increase) in short-term investments	930	(1,895)
Capital expenditures for bingo units, furniture and equipment	(4,303)	(10,013)
Purchase of intangible and other assets	—	(311)
Proceeds from settlement of Bingo Technologies Corporation purchase	—	477

Net cash used in investing activities	(3,373)	(11,742)
Cash flows from financing activities:
Proceeds from short-term borrowings from bank	2,327	—
Payments on short-term borrowings from bank	(2,327)	—
Payments on long-term debt	(1,008)	(2,365)
Payments for buy out of distributorship agreement	(170)	—
Proceeds from exercise of stock options	568	1,065
Payments for repurchase of common stock for treasury	(54)	—

Net cash used in financing activities	(664)	(1,300)

Net (decrease) increase in cash and cash equivalents	2,824	(3,175)
Cash and cash equivalents at beginning of period	4,129	10,131

Cash and cash equivalents at end of period	$6,953	$6,956

See notes to financial statements.

GAMETECH INTERNATIONAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JULY 31, 2002
(UNAUDITED)

NOTES TO FINANCIAL STATEMENTS

NOTE A. BASIS OF PRESENTATION

        The accompanying unaudited consolidated financial statements as of July 31, 2002 have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In our opinion, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three- and nine-month periods ended July 31, 2002 are not necessarily indicative of the results that may be expected for the year ending October 31, 2002.

        The balance sheet at October 31, 2001 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. For further information, refer to the consolidated financial statements and footnotes thereto included in our annual report on Form 10-K for the year ended October 31, 2001.

NOTE B. SIGNIFICANT ACCOUNTING POLICIES

REVENUE RECOGNITION

        Revenue is recognized for bingo units placed in bingo halls under contracts based on (a) a fixed fee per use per session, (b) a fixed weekly fee per unit, or (c) a percentage of the revenue generated by each unit.

ALLOWANCE FOR DOUBTFUL ACCOUNTS

        We perform ongoing credit evaluations of our customers and distributors and maintain allowances for possible losses resulting from non-payment of outstanding accounts receivable.

BINGO UNIT DEPRECIATION AND OBSOLESCENCE RESERVES

        Bingo units are depreciated over their estimated useful lives, with lives ranging from three to five years. Bingo units on hand that are not expected to be used are reserved as excess or obsolete.

NOTE C. GOODWILL AMORTIZATION

        In June 2001, the FASB issued Statement of Financial Accounting Standards (SFAS) No. 142, "Goodwill and Other Intangible Assets," effective for fiscal years beginning after December 15, 2001. Under the new rules, goodwill will no longer be systematically amortized, but will be reviewed for impairment each year and, depending upon the results of that measurement, the recorded goodwill may be written down and charged to income from operations when its carrying amount exceeds its estimated fair value. Amortization is still required for identifiable intangible assets with finite lives. We elected to early-adopt the statement at the beginning of fiscal 2002, discontinuing amortization of goodwill. With the assistance of valuation consultants, we completed the initial assessment of goodwill as of November 1, 2001 related to the Bingo Technologies Corporation acquisition and concluded there was no goodwill impairment.

        In accordance with SFAS No. 142, the current year results reflect no amortization of goodwill. A reconciliation of previously reported income and earnings per share for the comparative periods adjusted for the exclusion of goodwill amortization is as follows (in thousands, except share and per share amounts):

	Three Months Ended July 31,		Nine Months Ended July 31,
	2001	2002	2001	2002
Reported net income (loss)	$(617)	$1,094	$(372)	$3,118
Add back: Goodwill amortization	433	—	1,309	—

Adjusted net income (loss)	$(184)	$1,094	$937	$3,118

Basic earnings (loss) per share:
Reported net income (loss)	$(0.06)	$0.10	$(0.04)	$0.28
Add back: Goodwill amortization	0.04	—	0.12	—

Adjusted basic earnings (loss) per share	$(0.02)	$0.10	$0.09 *	$0.28

Diluted earnings (loss) per share:
Reported net income (loss)	$(0.06)	$0.09	$(0.04)	$0.27
Add back: Goodwill amortization	0.04	—	0.12	—

Adjusted diluted earnings (loss) per share	$(0.02)	$0.09	$0.08	$0.27

*
Table does not add due to rounding.

NOTE D. NET INCOME PER SHARE OF COMMON STOCK

        Net income per share of common stock is computed in accordance with SFAS No. 128 "Earnings per Share." The calculation of the basic and diluted earnings per share is the same except for the dilutive effect of outstanding stock options. The dilution is 536,661 and 527,244 shares for the three and nine months ended July 31, 2002, respectively. There is no effect of outstanding stock options on the calculation of diluted loss per share for the three and nine months ended July 31, 2001 because their effect would be anti-dilutive.

NOTE E. LITIGATION

        We are involved in various legal proceedings arising out of our operations in the ordinary course of business, including various complaints that have been filed alleging breach of distributor agreements and other matters (see Part II. Other Information, Item I. Legal Proceedings). At October 31, 2001 and July 31, 2002, we have recorded $1.1 million in current liabilities for the estimated settlement of specific claims and lawsuits. However, if settlement is not reached and the matters proceed to trial, unfavorable outcomes could have a material adverse effect on our financial position and results of operations.

        On August 27, 2002, we terminated the distributor agreement for cause with our primary distributor in Texas, which was our largest distributor, and are in litigation with that distributor (see Part II. Other Information, Item I. Legal Proceedings). At August 31, 2002 we had approximately $630,000 in unreserved accounts receivable due from the terminated distributor, on which collection efforts are currently proceeding. There can be no assurance that collection efforts will be successful in the near future, and it is possible the ultimate outcome will not be determined until resolution of the litigation.

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

OVERVIEW

        We design, develop, and market interactive electronic bingo systems. We currently market a fixed-base system with light pen- or touch screen-activated monitors and portable hand-held systems that can be played anywhere within a bingo hall. As of July 31, 2002, we had systems in service in over 25 of the more than 30 states that allow electronic bingo systems for use with charitable and commercial organizations. Under the Indian Gaming Regulatory Act, or IGRA, electronic bingo may be played on tribal Native American lands in the 46 states where bingo is legal. We estimate that bingo currently is played on tribal Native American lands in 30 states and, at July 31, 2002, we had bingo units in operation in Native American bingo halls in almost half of those states. Collectively, as of July 31, 2002, we had products in more than 30 states, four countries outside of the United States, and Guam.

        We generate revenue by placing electronic bingo systems in bingo halls under contracts based on (a) a fixed fee per use per session; (b) a fixed weekly fee per unit; or (c) a percentage of the revenue generated by each unit. Revenue growth is affected by player acceptance of electronic bingo as an addition or an alternative to paper bingo, and our ability to expand operations into new markets. Fixed-base bingo units generate greater revenue per unit than portable bingo units, but also require a greater initial capital investment.

        Our expenses consist primarily of (a) cost of revenue, consisting of expenses associated with technical and operational support of the bingo systems within bingo halls, depreciation of bingo units, repair, refurbishment, disposals of bingo units and related support equipment, and obsolescence reserve; (b) general and administrative, consisting of activities associated with management of our company and related support, which includes finance and accounting, legal, compliance, information systems, human resources, accounts receivable reserve, and goodwill amortization (prior to fiscal 2002) (c) sales and marketing, consisting primarily of commissions paid to distributors for promoting and supporting our products and an internal sales force with a focus upon generating new customers and upgrades for existing customers; (d) research and development (R&D), consisting of company sponsored R&D activities to provide players with additional products on which to play bingo.

        We typically install our electronic bingo systems at no charge to our customers and capitalize the costs of equipment and installation. During the first nine-month period of fiscal 2002, our capital expenditures were approximately $10.0 million, $9.5 million of which represented investments in bingo and related support equipment. We record depreciation of bingo equipment over their estimated useful lives, ranging from three to five years, using the straight-line method of depreciation and provide reserves for bingo units not expected to be reused.

        On August 27, 2002, we terminated the distributor agreement for cause with our primary distributor in Texas, which was our largest distributor, and are in litigation with that distributor. We are in the process of transitioning the distribution of our products to our other Texas distributors. Although the final impact of the termination and associated transition to other distributors on revenue and gross profit margins is not known, and we expect some short-term disruption in the Texas market, we believe after careful consideration this action will enable us to improve our customer service and market position in Texas over time. At September 12, 2002, we had approximately $630,000 in unreserved accounts receivable due from the terminated distributor. In addition, the termination will cause us to expense $574,000 during the fourth quarter of fiscal 2002 associated with unamortized costs related to the distributor agreement entered into in 1999. Revenue associated with this agreement aggregated $5,970,000 for the nine months ended July 31, 2002 (16.4% of revenue) and $7,975,000 during fiscal 2001(16.4% of revenue). The terms of the distributor agreement contain certain contingent commission liabilities, and other liabilities, which if a final judgment were rendered unfavorably to us, could have a material adverse effect on our financial position and results of operations. There can be no assurance of a favorable outcome as a result of the termination or litigation. No trial date has been set.

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

REVENUE RECOGNITION

        Revenue is recognized for bingo units placed in bingo halls under contracts based on: (a) a fixed fee per use per session, (b) a fixed weekly fee per unit, or (c) a percentage of the revenue generated by each unit. Our revenue recognition is a key component of our results of operations, and determines the timing of certain expenses, such as commissions and royalties. We recognize revenue in accordance with generally accepted accounting principles when all of the following factors exist (1) evidence of an arrangement with the customer; (2) play or availability of the bingo units; (3) a determinable fee; and (4) collectibility is reasonably assured. We use our judgment to determine the nature of the fee charged for service and use rendered and the collectibility of the fees. Should changes in conditions cause us to determine these criteria are not met for future transactions, revenue recognized for future reporting periods could be adversely affected.

ALLOWANCE FOR DOUBTFUL ACCOUNTS

        We estimate the possible losses resulting from non-payment of outstanding accounts receivable. We perform ongoing evaluations of our customers and distributors for credit worthiness, economic trends, changes in our customer payment terms, and historical collection experience when evaluating the adequacy of our allowance for doubtful accounts. We also reserve a percentage of our accounts receivable based on aging category. In determining these percentages, we review historical write-offs of our receivables, payment trends, and other available information. While such estimates are within our expectations and the provisions established, we cannot assure you that we will continue to experience the same credit loss rates.

RESERVE FOR BINGO UNIT OBSOLESCENCE

        We provide reserves for excess or obsolete bingo units on hand that we do not expect to be used. Our reserves are based upon several factors, including our estimated forecast of bingo unit demand for placement into halls. Our estimates of future bingo unit demand may prove to be inaccurate, in which case we may have understated or overstated the provision required for excess and obsolete bingo units. Although we attempt to assure the accuracy of our estimated forecasts, any significant unanticipated changes in demand or technological developments could have a significant impact on the value of our bingo units and our reported operating results.

IMPAIRMENT ANALYSIS OF GOODWILL

        In accordance with SFAS No. 142, "Goodwill and Other Intangible Assets," we have elected to early-adopt the statement during our fiscal year ending October 31, 2002 and have discontinued amortization of our goodwill as of November 1, 2001. We completed the required measurement test as of that date, and determined there was no impairment of goodwill upon adoption of SFAS No. 142. This measurement included market multiple methodology, comparable transaction methodology, and a discounted cash flow methodology.

        We assess the impairment of identifiable intangible assets and goodwill whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Factors we consider important that could trigger an impairment review include the following:

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

RESULTS OF OPERATIONS

Three Months Ended July 31, 2002 Compared with Three Months Ended July 31, 2001

        REVENUE. We generated revenue of $12.5 million for the three months ended July 31, 2002 compared to $11.9 million for the comparable prior-year period. The $577,000, or 4.8%, net increase in revenue from the third quarter of fiscal 2001 was primarily in the Western Region, Southern Region, and the International market due to increased bingo unit placement. The Northeast Region declined due to competitive pricing pressures. However, our total revenue increased approximately $390,000, or 3.2% over the second quarter of fiscal 2002.

        COST OF REVENUE. Cost of revenue increased $403,000, or 9.1%, to $4.8 million for the three months ended July 31, 2002 from $4.4 million for the comparable prior-year period. Cost of revenue as a percent of revenue for the current three-month period was 38.7% compared to 37.2% for the three months ended July 31, 2001. The increase in cost of revenue was primarily due to an increase in depreciation for our new TED2C™ color hand-held units and increases related to refurbishment expenses, repairs and maintenance, disposals of bingo units and equipment expenses.

        GENERAL AND ADMINISTRATIVE. General and administrative costs decreased approximately $1.7 million, or 44.2%, to $2.2 million for the three months ended July 31, 2002 from $3.9 million for the comparable prior-year period.    General and administrative costs as a percent of revenue for the current three-month period were 17.4% compared to 32.6% for the three months ended July 31, 2001. The decrease was primarily attributable to (1) a lower provision for bad debt reserve of approximately $532,000 in the third quarter of fiscal 2002 principally due to improved collections through enhanced systems and controls; (2) the absence of goodwill amortization expense in the quarter ended July 31, 2002, due to an early election to adopt the provision of SFAS No. 142, compared to amortization expense in the third quarter of fiscal year 2001 of approximately $433,000; and (3) an expense in the third quarter of 2001 for retirement of a sales and marketing co-founder and associated costs of $557,000.

        SALES AND MARKETING. Sales, marketing, and commission expenses decreased approximately $229,000, or 6.8%, to $3.2 million for the three months ended July 31, 2002 from $3.4 million for the comparable prior-year period.    Sales, marketing, and commission expenses as a percent of revenue for the current three-month period were 25.3% compared to 28.5% for the three months ended July 31, 2001. Distributor commissions decreased $158,000 to $2.2 million for the three months ended July 31, 2002 primarily due to the changes in mix of revenue generated by distributor and those customers served directly by us. As a percentage of revenue for the quarter ended July 31, 2002, commission expenses decreased to 17.2% from 19.4% in the comparable prior-year period.

        RESEARCH AND DEVELOPMENT. Research and development costs decreased approximately $908,000, or 59.9%, to $609,000 for the three months ended July 31, 2002 from $1.5 million for the comparable prior-year period. Research and development costs as a percent of revenue for the current three-month period was 4.9% compared to 12.7% for the three months ended July 31, 2001. The decrease was primarily attributable to expenses during 2001 for (1) the retirement of a research and development co-founder and associated costs of $810,000; and (2) relocation for consolidation of research and development employees to Reno of approximately $338,000. Excluding the above retirement and relocation expenses, research and development costs increased $240,000 over the prior year comparable period, representing increased research and development expenditures.

        PROVISION FOR INCOME TAXES. Our income tax provision is recorded at an effective rate of 38.2% for the quarter ended July 31, 2002 compared to 52.0% in the prior-year period. The higher rate in the preceding year related to the effect of nondeductible goodwill amortization.

Nine Months Ended July 31, 2002 Compared with Nine Months Ended July 31, 2001

        REVENUE. We generated revenue of $36.5 million for the nine months ended July 31, 2002 compared to $36.7 million during the comparable prior-year period. The net decrease of approximately $261,000, or 0.7%, was primarily in the Northeast Region, principally due to competitive pricing pressures, changes in the composition of usage and pricing of halls and routes, most notably in Ohio, partially offset by increased revenue in the Western Region and Canada.

        COST OF REVENUE. Net cost of revenue increased approximately $530,000, or 3.8%, to $14.3 million for the nine months ended July 31, 2002 from $13.8 million for the comparable prior-year period.    Cost of revenue as a percent of revenue for the current nine-month period was 39.3% compared to 37.6% for the nine months ended July 31, 2001. The increase in cost of revenue was primarily due to an increase of approximately $615,000 related to the write-off of a capitalized development project, refurbishment expenses, repairs and maintenance, and disposals of bingo units and equipment. Also, operational and service costs increased $125,000, primarily due to an increase in personnel related costs. These increases were partially offset by a decrease in bingo unit depreciation expense of $225,000, principally due to excess bingo units reserved as of fiscal year-end 2001.

        GENERAL AND ADMINISTRATIVE. General and administrative costs decreased $4.2 million, or 40.1%, to $6.3 million for the nine months ended July 31, 2002 from $10.5 million for the comparable prior-year period. General and administrative costs as a percent of revenue for the current nine-month period was 17.3% compared to 28.6% for the nine months ended July 31, 2001. The decrease was primarily attributable to (1) lower bad debt expense of approximately $2.2 million which was primarily due to improved controls and collections systems in fiscal 2002 and an adjustment in the first quarter of 2001 for settlement of disputed account balances of $650,000; (2) a $1.3 million decrease in amortization of goodwill due to our early election to adopt the provisions of SFAS No. 142, which eliminated the amortization of goodwill; and (3) a reduction in personnel related costs of $1.2 million, including an expense in 2001 for retirement of a sales and marketing co-founder and associated costs of $557,000 and current year cost containment. These decreases were partially offset by an increase in legal expenses of approximately $365,000.

        SALES AND MARKETING. Sales, marketing, and commission expenses decreased approximately $1.6 million, or 14.6%, to $9.3 million for the nine months ended July 31, 2002 from $10.9 million for the comparable prior-year period.    Sales, marketing, and commission expenses as a percent of revenue for the current nine-month period was 25.5% compared to 29.6% for the nine months ended July 31, 2001. The decrease was primarily due to lower distributor commissions of approximately $1.3 million, principally due to adjustments for additional distributor commissions in the first quarter of 2001, including a settlement of a distributor issue, and a reduction in the overall distributor rate as a percentage of revenue, excluding the above adjustments, from 18.7% to 17.2% for the nine months ended July 31, 2002. The remaining sales and marketing decrease of $266,000 was primarily due to a reduction in personnel related costs and travel expenses.

        RESEARCH AND DEVELOPMENT. Research and development costs decreased $850,000, or 34.9%, to $1.6 million for the nine months ended July 31, 2002 from $2.4 million for the comparable prior-year period. Research and development costs as a percent of revenue for the current nine-month period was 4.3% compared to 6.6% for the nine months ended July 31, 2001. The decrease was primarily attributable to expenses in 2001 for the retirement of a research and development co-founder and associated costs of $810,000 and relocation expenses for consolidation of research and development employees to Reno of approximately $338,000. Excluding the above retirement and relocation expenses, research and development costs increased $298,000 over the prior year comparable period, representing increased research and development expenditures.

        PROVISION FOR INCOME TAXES. Our effective income tax rate was approximately 38.2% and 52.0% for the nine months ended July 31, 2002 and 2001, respectively. The higher rate in the preceding year related to the effect of nondeductible goodwill amortization.

LIQUIDITY AND CAPITAL RESOURCES

        As of July 31, 2002, we had cash and cash equivalents and short-term investments totaling $11.7 million.

        Operating activities provided approximately $9.9 million of cash for the nine months ended July 31, 2002 compared to $6.9 million for the nine months ended July 31, 2001. In 2002, the $9.9 million was provided by net income of $3.1 million, $6.1 million of depreciation, amortization, and obsolescence expense, and net changes as a source of funds to operating assets and liabilities of $629,000. In 2001, the $6.9 million provided by operating activities consisted primarily of $8.5 million in depreciation, amortization, and obsolescence expense, offset by a net loss of $372,000 and net use of funds to operating assets and liabilities of $1.3 million.

        Investing activities used approximately $11.7 million of cash in the nine months ended July 31, 2002 compared to use of cash of $3.4 million for the nine months ended July 31, 2001. In 2002, the $11.7 million used consisted of a $1.9 million increase in short-term investments and capital expenditures of $10.0 million, primarily for bingo units, offset by a net source of funds of $165,000 for intangible assets, which included a refund of $477,000 from the Bingo Technologies Corporation escrow arbitration settlement. In 2001, the $3.4 million consisted of capital expenditures of $4.3 million, primarily for bingo unit equipment, offset by a decrease in short-term investments of $930,000.

        Financing activities used cash of $1.3 million for the nine months ended July 31, 2002 compared to $664,000 used for the nine months ended July 31, 2001. In 2002, the $1.3 million consisted primarily in payments on long-term debt of $2.4 million, offset by proceeds from exercise of stock options of $1.1 million. In 2001, the $664,000 used by financing activities consisted primarily of $1.0 million in payments on long-term debt, offset by proceeds from exercise of stock options of $568,000.

        We have a $10.0 million line of credit, with an interest rate based on the prime rate or LIBOR plus 2.0%, at our option, on which there was no outstanding balance at July 31, 2002. The credit facility expires on April 2, 2003. We believe that cash flow from operations and the $11.7 million in cash, cash equivalents, and short-term investments at July 31, 2002, together with funds available under the revolving credit facility, will be sufficient to support our operations, budgeted capital expenditures, and liquidity requirements through fiscal 2002. Our long-term liquidity requirements will depend on many factors, including the rate at which we expand our business, whether internally, through acquisitions, or otherwise.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        Our revolving credit facility with Wells Fargo Bank is a $10.0 million line of credit with an interest rate based on the prime rate or LIBOR plus 2.0%, at our option. There was no outstanding balance at July 31, 2002 and no usage of our credit line during this fiscal year. The line of credit will expire on April 2, 2003.

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

        Sensitivity Analysis.    Assuming we had a $2 million balance outstanding at July 31, 2002, the rate of interest calculated using the prime rate option would be 4.75%. Our monthly interest payment, if the rate stayed constant, would be $7,917. If the prime rate rose to 12%, which assumes an unusually large increase, our monthly payment would be $20,000. A more likely increase of 1% or 2%, given the recent trend of decreasing or relatively low interest rates, would result in a monthly payment of $9,583 or $11,250, respectively. We do not believe the risk resulting from such fluctuations is material or that the payment required would have a material effect on cash flow.

ITEM 4. CONTROLS AND PROCEDURES

        During the quarter ended July 31, 2002, we did not make any significant changes in our internal controls or in other factors that could significantly affect these controls.

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

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

        On March 22, 2001, we filed a complaint in the United States District Court, District of Arizona, GAMETECH INTERNATIONAL, INC. V. TREND GAMING SYSTEMS, LLC, CV 01-540 PHX PGR, ("Trend I") seeking a declaratory judgment that we are not in material breach of our November 1, 1999 Texas distribution agreement with Trend; and seeking damages for past due payments and wrongful withholdings by Trend. Trend counterclaimed, alleging that its payments are in compliance with its contractual obligations and that it is entitled to withhold certain monies. Trend contended that we were in breach of certain of our contractual obligations to Trend or its customers.

        On July 22, 2002, we filed another complaint against Trend in the United States District Court, District of Arizona, GameTech International, Inc. v. Trend Gaming Systems, L.L.C., CV 01-1359 PHX FJM ("Trend II") seeking damages from Trend for breach of the Texas Distribution Agreement, and for a court determination that the breaches were material and that we were authorized by the Distribution Agreement to terminate Trend's distribution rights in Texas. On that same date, we sent Trend official notice that its contract would be terminated after August 21, 2002 unless it sooner cured those breaches.

        On August 9, 2002, Trend filed an Application for a Temporary Restraining Order (later amended to include an Application for a Preliminary Injunction) seeking to restrain us from terminating Trend as a distributor for our company in Texas. On August 27, 2002 the court dismissed with prejudice Trend's application, limiting Trend to a damage remedy if it can prove that its termination was wrongful. Subsequent to the dismissal of Trend's application, we terminated our distributor agreement with Trend in Texas. On August 30, 2002, for procedural reasons, we added our allegations in the Trend II lawsuit to the Trend I case and the two cases will now proceed as one, and we voluntarily dismissed the Trend II case without prejudice. We conducted a significant amount of our business with Trend and our revenue associated with Trend in Texas represented approximately 16.4% of our consolidated revenue on an annualized basis. We are in the process of transitioning the distribution of our products through other Texas distributors. We have denied Trend's allegations of a wrongful termination and intend to vigorously defend this matter and pursue damage claims against Trend. However, we cannot provide any assurance that we will obtain a favorable outcome. The terms of the agreement, which contain certain contingent commission liabilities, coupled with Trend's claims in the litigation, could have a material adverse effect on our financial position and results of operations if a final judgment were rendered unfavorably to us. No trial date has been set.

        The Washington State Gambling Commission ("WSGC"), the agency that regulates bingo in the state of Washington, informed us that it intends to seek administrative penalties against us for a variety of alleged violations. The penalties sought by the WSGC could involve suspension and/or revocation of our Washington manufacturer's license. We have requested an evidentiary administrative hearing. A hearing date set for July 18, 2002 has been vacated. We intend to vigorously defend our company through this hearing process. However, we cannot provide assurance that we will obtain a favorable outcome. An unfavorable outcome could have a material adverse effect on our business, financial position, and results of operations.

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

        Not Applicable

ITEM 5. OTHER INFORMATION

        Not Applicable

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

  a)

  EXHIBITS:

  99.1
  Certification of Chief Executive Officer pursuant to U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

  99.2
  Certification of Chief Financial Officer pursuant to U.S.C. Section 1350, as adopted pursuant to    Section 906 of the Sarbanes-Oxley Act of 2002.

  b)

  REPORTS ON FORM 8-K
  There were no reports on Form 8-K filed during the quarter ended July 31, 2002.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Signature	Title	Date

/s/ CLARENCE H. THIESEN Clarence H. Thiesen	Chief Executive Officer (Principal Executive Officer)	September 16, 2002
/s/ RICHARD M. KELLEY Richard M. Kelley	Chief Financial Officer, (Principal Financial Officer)	September 16, 2002
/s/ ANN D. MCKENZIE Ann D. McKenzie	Corporate Controller, (Principal Accounting Officer)	September 16, 2002

CERTIFICATION

        I, Clarence H. Thiesen, certify that:

        1.    I have reviewed this quarterly report on Form 10-Q of GameTech International, Inc.;

        2.    Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report; and

        3.    Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations, and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

Date: September 16, 2002

/s/ CLARENCE H. THIESEN Clarence H. Thiesen Chief Executive Officer

CERTIFICATION

        I, Richard M. Kelley, certify that:

        1.    I have reviewed this quarterly report on Form 10-Q of GameTech International, Inc.;

        2.    Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report; and

        3.    Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations, and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

Date: September 16, 2002

/s/ RICHARD M. KELLEY Richard M. Kelley Chief Financial Officer

QuickLinks

FORM 10-Q
GAMETECH INTERNATIONAL, INC. QUARTERLY REPORT ON FORM 10 -Q FOR THE QUARTERLY PERIOD ENDED JULY 31, 2002 INDEX
CONDENSED CONSOLIDATED BALANCE SHEETS
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
ITEM 4. CONTROLS AND PROCEDURES
PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
ITEM 5. OTHER INFORMATION
ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K
SIGNATURES