Form 10-K
period 2002-10-31
GAMETECH INTERNATIONAL INC
filed 2003-01-29
CIK 1045014

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

/x/
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the fiscal year ended October 31, 2002

Commission file number 000-23401

GameTech International, Inc.
(Exact name of registrant as specified in its charter)

Delaware	33-0612983
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

900 Sandhill Road
Reno, Nevada 89521
(775) 850-6000
(Address, including zip code, and telephone number, including area code of principal executive offices)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
None	Not applicable

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, par value $.001 per share
(Title of class)

        Indicate by check mark whether the registrant (a) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (b) has been subject to such filing requirements for the past 90 days. Yes [X] No [    ]

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [    ]

        Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2) Yes [    ] No [X]

        The aggregate market value of common stock held by nonaffiliates of the registrant (4,802,523 shares) based on the closing price of the registrant's common stock as reported on the NASDAQ National Market on April 30, 2002, which was the last business day of the registrants most recently completed second fiscal quarter, was $23,532,363. For purposes of this computation, all officers, directors, and 10% beneficial owners of the registrant are deemed to be affiliates. Such determination should not be deemed to be an admission that such officers, directors, or 10% beneficial owners are, in fact, affiliates of the registrant.

        As of January 13, 2003, there were outstanding 11,727,439 shares of the registrant's common stock, par value $.001 per share.

Documents Incorporated By Reference

        None

GAMETECH INTERNATIONAL, INC.

ANNUAL REPORT ON FORM 10-K

FISCAL YEAR ENDED OCTOBER 31, 2002

TABLE OF CONTENTS

Statement Regarding Forward-Looking Statements

        The statements contained in this report on Form 10-K that are not purely historical are forward-looking statements within the meaning of applicable securities laws. Forward-looking statements include statements regarding our "expectations," "anticipation," "intentions," "beliefs," or "strategies" regarding the future. Forward-looking statements also include statements regarding revenue, margins, expenses, and earnings analysis for fiscal 2003 and thereafter; expansion of products or product development; expansion into new domestic and international markets; potential acquisitions or strategic alliances; and liquidity and anticipated cash needs and availability. All forward-looking statements included in this report are based on information available to us as of the filing date of this report, and we assume no obligation to update any such forward-looking statements. Our actual results could differ materially from the forward-looking statements. Among the factors that could cause actual results to differ materially are the factors discussed in Item 1, "Business—Special Considerations."

PART I

Item 1. Business

General

        We design, develop, and market interactive electronic bingo systems. We currently market portable hand-held systems that can be played anywhere within a bingo hall, and fixed-base systems with light pen- or touchscreen-activated monitors. We have hand-held units and fixed-base units operating in charitable, Native American, and commercial bingo halls. Both our portable bingo and fixed-base systems display electronic bingo card images for each bingo game. Our electronic bingo units enable players to play substantially more bingo cards than they can play on paper cards, typically leading to a greater spend per player and higher profits per bingo session for the bingo operator. We install the electronic bingo systems, typically at no cost to the operator, and charge either a fixed fee per use per session, a fixed weekly fee per unit, or a percentage of the revenue generated by each unit. We typically enter into one- to three-year contracts with bingo operators.

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

        Bingo is a legal enterprise in 46 states (excluding Arkansas, Hawaii, Tennessee, and Utah) and the District of Columbia. Nonprofit organizations sponsor bingo games for fundraising purposes, while Native American, commercial entities, and government-sponsored entities operate bingo games for profit. As of December 31, 2002, we had systems in over 25 of the more than 30 states that allow electronic bingo systems for use with charitable and commercial organizations. Under the Indian Gaming Regulatory Act, or IGRA, electronic bingo may be played on Native American lands in the 46 states where bingo is legal. We estimate that bingo currently is played on Native American lands in 30 states. As of December 31, 2002, we had units in operation in Native American bingo halls in 14 of those states. Collectively, as of December 31, 2002, we had products in 34 states and in 4 countries outside of the United States.

Business Strategy

        Our goal is to be the leading provider of electronic bingo units and back-office bingo management systems in the United States, on Native American lands, and internationally. Key elements of this strategy include the following:

Emphasize Superior Customer Service

        We plan to continue to emphasize our customer service programs to enable us to maintain a high level of customer loyalty and satisfaction, which translates into long-term customer relationships. Approximately 40% of our employees are field service technicians who are on call seven days a week to support customers and respond promptly to their needs. We believe our dedication to superior customer service has contributed to the acceptance of our products and our ability to attract and retain long-term customers.

Expand Product Offerings

        We plan to expand our product offerings to provide bingo players with more choices and price points. Our wide range of electronic bingo products allows bingo operators to offer players a range of choices when establishing their purchases for bingo games. Operators are then better positioned to ensure they capture a full range of low to high spending customers. We will be focusing our efforts on expanding our product lines so bingo operators can offer players everything from low cost units to higher priced player units that provide a higher level of entertainment value to players who are willing to spend more dollars when playing bingo. Our current product portfolio includes four portable hand-held models and two fixed-base unit offerings.

Increase Player Usage of Bingo Electronics

        There is a significant opportunity to attract bingo players who would normally only use paper bingo cards to also utilize electronic units when playing bingo. Bingo electronics are relatively new to many jurisdictions within our markets, thus the percentage of players who utilize electronics while playing bingo is still expanding. We utilize our field service technicians, internal sales and third-party distributors to actively promote the use of electronics with players in these markets. These efforts include partnering with bingo operators for promotions and other marketing efforts to educate players on the benefits and entertainment value of electronics.

Expand into New Domestic Markets

        We plan to expand into new domestic markets. As part of our strategy to facilitate the expansion of the charitable electronic bingo market, we are pursuing legislative changes to allow electronic bingo in various strategic markets. In addition, we intend to expand the number of route operations to serve bingo halls that otherwise would be uneconomical to serve. The route operations move our hand-held units between various charitable bingo halls on days that the respective halls hold bingo sessions. These route operations allow us to penetrate numerous charitable games that only play one or two sessions of bingo each week while allowing us to maintain our desired level of utilization to ensure effective use of our products and systems.

Expand Internationally

        We plan to continue to expand our operations outside of the United States. We currently have a small installed base of units in the United Kingdom, Canada, the Philippines, and Japan. We are actively pursuing additional expansion into the United Kingdom, Norway, and certain provinces in Canada. In the United Kingdom, we are working with major bingo operators to increase player acceptance levels and capitalize on the potential of placing additional electronic bingo units in bingo clubs. We are also evaluating opportunities to expand into other provinces in Canada as well as other countries.

Develop New Applications

        We maintain an ongoing product development program focused on enhancing our existing products and developing new products and additional applications for our technology. We have consolidated and expanded our research and development team to better address this critical aspect of our business. We have introduced the TED2C™, a color hand-held unit that provides enhanced graphics and a higher level of entertainment to players. The TED2C has been well accepted in the market by both players and bingo operators.

        During 2002, we introduced a new product feature which supports a faster than normal bingo game played between regular bingo sessions. This new feature requires a strictly electronic bingo atmosphere where players make their card purchases on a game-by-game basis rather than for a fixed number of games. This feature allows operators to offer bingo to players during non-session times of the day helping them increase their revenue per square foot for bingo. We anticipate increasing demand for this feature throughout 2003 as bingo operators seek to expand their ability to offer players a variety of entertainment choices.

        We developed one-way radio frequency or RF for use on our portable units during 2002. We have completed the beta test and plan widespread release of this function during 2003.

Develop Strategic Alliances/Acquire Complementary Companies

        We plan to continue to review opportunities to grow through strategic alliances and acquisitions that could extend our presence into new geographic markets, expand our client and product base, add new products, and provide operating synergies.

Products

        We provide bingo operators with a range of electronic player units and back-office management systems. Our player units operate on one of two proprietary operating systems known as NED and Diamond. These operating systems include Point-of-Sale (POS) functionality for bingo operators that allow them to consolidate to one system for selling paper and electronics, while also loading the appropriate sales information to electronic player units. Both the NED and Diamond systems also provide bingo operators with a verifier that confirms whether a called "BINGO" is legitimate and has been won on a bingo card (whether electronic or paper) that was sold during the session being played.

        We also offer bingo operators two bingo back-office management systems: AllTrak and AllTrak 2. Although offered separately, these systems are typically integrated with electronic bingo operations to provide a bingo hall with a package of accounting and marketing information that enhances the bingo operator's ability to manage the bingo hall. The AllTrak back-office management system operates a multi-purpose DOS™-based back-office accounting system for bingo hall operators on a PC platform. The AllTrak 2 system is a Windows™-based, multi-purpose accounting system for bingo hall operators running on standard PCs. We acquired all rights to the AllTrak 2 system in April 2002. Both AllTrak systems operate together with the Diamond operating system and significantly enhance the user interface at the POS terminals. In addition, the systems provide inventory-tracking capabilities for bingo paper, complete sales data, player VIP systems and more. All of the information captured by the systems can be exported to third-party accounting packages and player tracking systems which allows operators to integrate their bingo operation with the rest of a casino operation.

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

        Our units are also designed to enhance the entertainment value of playing bingo. Our units allow players to customize certain aspects of the user interface, and our fixed-base unit incorporates picture-in-picture and audio technology. In many markets, players can also play alternative games, such as solitaire, for entertainment only during bingo sessions. Our hand-held units allow players to play bingo electronically while sitting in a player's preferred seat or moving around the bingo hall. The ease of using our electronic bingo units makes playing bingo possible for players with physical disabilities that may prevent them from playing on paper, which normally involves marking multiple paper bingo cards by hand with an ink dauber. We believe that these aspects of our electronic bingo systems make them more appealing to players than paper cards.

        We currently market two types of electronic bingo products: portable hand-held and fixed-base electronic bingo systems. Many bingo hall operators offer players both hand-held and fixed-base units in order to satisfy varying customer preferences and price levels.

Hand-Held Bingo Systems

        We currently have the following four variations of hand-held bingo units in commercial use:

  •
  the TED2C unit, which is our state-of-the-art color hand-held unit;

  •
  the Palm Top unit, which is our high-end black and white hand-held unit;

  •
  the TED® unit, which is our lower-cost black and white hand-held unit; and

  •
  the BCM-2 unit, which is the hand-held unit that predated the TED unit's commercial placement.

        Our hand-held bingo systems operate similarly to our fixed-base systems, except that players must manually enter the numbers as they are called. As numbers are input into the units, each bingo card being played is then simultaneously marked. These units can mark up to 600 cards per game. In a hand-held system, the master, communications, and sales units are similar to, and can be shared with, those of fixed-base systems. The hand-held unit can recognize almost any bingo game format that the bingo operator wishes to play and alerts the player, both audibly and visually, when "BINGO" has been achieved. Hand-held units are battery powered with rechargeable battery packs. Hand-held units are recharged between bingo sessions in charging crates, which handle 27 Palm Top, 25 TED, 16 BCM-2, and 12 TED2C units, respectively.

        The TED2C product is our premier hand-held product. With a full color screen and graphics similar to our fixed-base bingo systems, it offers a superior player experience. The TED2C unit can display up to 16 cards at one time and play up to 600 cards in one game. This easy-to-use device operates using either the AllTrak 2™ back-office system or Diamond Bingo™ POS system.

        The Palm Top unit is the high-end black and white hand-held in our product portfolio. It shows three bingo card faces at all times and can play up to 600 cards in one game. This device resembles a palm top PC and operates on a 386 processor using the Diamond Bingo POS system.

        The TED unit is the lower-cost version of our Palm Top. With the exception of appearance, the TED unit operates in all aspects on a similar basis as the Palm Top. The TED unit can display four bingo cards at a time rather than three cards as in the case of the Palm Top. The TED unit functions from a proprietary motherboard and operates using the NED™ or Diamond Bingo POS system and the AllTrak™ or AllTrak 2 back-office system.

        The BCM-2 unit, which was introduced in 1992, was the precursor to the TED. We have approximately 110 of these hand-held units still in commercial use. This unit displays one card with a representation of the bingo board alongside it. Cards are loaded through infrared transfer.

Fixed-Base Bingo Systems

        Our fixed-base bingo systems consist of a local area network of microcomputers, including the master unit, the communications unit, the sales unit, and the player's unit. All units in the fixed-base bingo system use microcomputer hardware and can be operated with light pens or touchscreens. Fixed-base units can be played in automatic mode or in manual mode, which requires the players to enter each number called. Players can switch between the two modes as they choose if they are playing in a jurisdiction that allows for automatic daubing. In either mode, up to 600 electronic bingo card images can be marked simultaneously. A complete fixed-base bingo system consists of the following:

        Master Unit.    The master unit is a file server, which is located on the caller's stand and runs the network. All bingo game data is processed and stored through this unit.

        Communications Unit.    The communications unit, which is also located on the caller's stand, allows the caller to communicate with each player's unit by use of a state-of-the-art touchscreen. By simply touching the screen, the caller enters ball numbers drawn, game number, game patterns, and wild numbers. The communications unit connects with each player's fixed-base unit for verification of 1,000,000 unique, electronic bingo card images and enables the winning electronic bingo card images and paper cards to be displayed on monitors within the bingo hall. The communications unit stores all data from the bingo system and typically contains a modem that allows us to access the data remotely, thereby enabling us to monitor the use of our units. Data from the system is also available to assist bingo hall operators to manage their halls. All files are protected against unauthorized access.

        Sales Unit.    The sales unit is a point-of-sale terminal, typically located near the entrance of a bingo hall, where all customer purchases are made. Using a light pen or touchscreen, the cashier activates player buy-in choices for the session and the unit automatically calculates pricing and totals. The player receives a printed receipt with a nine-digit pack number, which is itemized by date, session, and quantity of electronic bingo card images purchased.

        Player's Unit.    Each player's unit consists of a separate computer, monitor, and either a light pen or touchscreen. Each player's unit is housed in a customized wooden or metal table with up to six units per table. Players enter the nine-digit pack numbers printed on their receipts to receive their electronic bingo card images. Players can cycle through all of their electronic bingo card images while play is proceeding. The player's unit marks the numbers called on each electronic bingo card image being played, either automatically or after the player enters the number called. The unit displays the player's three electronic bingo card images that are closest to a "BINGO." The free space at the center of any electronic bingo card image that is one number away from "BINGO" flashes to notify the player. The unit sounds an alert alarm and the screen flashes when "BINGO" is achieved.

Product Development

        We conduct an ongoing research and development program to enhance the features and capabilities of our bingo systems, to maintain a competitive advantage in the marketplace, and to extend our product line with new games and applications. Our product development efforts resulted in the Palm Top units introduced in January 1996, and an improved version in April 1997. During July 1998, we introduced our Diamond operating system. In 2002, we completed an upgrade of the AllTrak 2 system to a SQL Server 2000™ database. We are dedicating resources to further enhance the AllTrak systems to provide complete business solutions to bingo operators. We have expanded our research and development team to better address this important aspect of our business.

        During fiscal 2002, we spent approximately $2.1 million for company-sponsored research and development activities compared with approximately $1.7 million (excluding relocation and retirement of co-founder costs) during fiscal 2001 and approximately $1.9 million during fiscal 2000.

Sales, Marketing, and Distribution

        We utilize a direct sales force as well as a network of third-party distributors to promote the use and placements of our electronic bingo systems.

        We strive to work with only those third-party distributors who have the largest market share in bingo supplies for their respective geographic areas. Most distributors carry a complete range of bingo supplies such as paper, ink daubers and other consumable products that bingo operations may require. Our distributors work in defined geographic jurisdictions under one- to three-year agreements with exclusivity provisions where applicable with us. This exclusivity allows us to align our mutual interests in the market and seek to maintain our market leading positions.

        Our internal sales force works to support our network of distributors as well as service customers directly in certain markets. Our staff of sales personnel consults with bingo operators to optimize the use of electronics in their games and to improve their profitability.

        Our marketing strategy is to target bingo operators and demonstrate the benefits of our bingo systems to both bingo operators and bingo players. We allocate our electronic bingo units based on utilization. This strategy is intended to maximize revenue from our placed units. Our superior customer service orientation and quality products are designed to promote player loyalty and long-term relationships with bingo operators.

        Our installation package typically includes the following:

  •
  installation by us at no cost to the bingo hall;

  •
  training sessions for bingo hall staff;

  •
  promotional sessions to introduce players to the system;

  •
  advertising package and point-of-sale materials; and

  •
  an ongoing maintenance program.

Target Markets

        We target the thousands of charities licensed to operate bingo games in the United States and Canada and Native American bingo halls. As of December 31, 2002, we had approximately 525 locations serving approximately 1,500 bingo operators, including many charitable bingo halls in which we or our distributors have multiple customers. For the year ended October 31, 2002, hand-held units generated approximately 77% of our revenue and fixed-based units generated approximately 23% of our revenue.

        As of December 31, 2002, we operated in over 25 of the more than 30 states in which electronic bingo is currently permitted in charitable and commercial bingo halls, and in 14 of the 30 states in which bingo is currently played in Native American bingo halls. We are actively pursuing additional opportunities in other states and countries as well as increased activity at existing sites.

Materials and Supplies

        We purchase the assembled hardware portion of our TED and TED2C units from Electronic Evolution Technologies, Inc., or EET, a Nevada-based manufacturer. In addition, EET refurbishes TED, Palm Top, and TED2C units. We do not have any long-term supply contracts with EET.

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

Intellectual Property

        We have registered trademarks with the U.S. Patent and Trademark Office for the following names: "TED," "Bingo Card Minder," "Bingo Technologies Corporation," and "The Electronic Dauber." We have trademark applications pending with the U.S. Patent and Trademark Office for the following names: "AllTrak," "Diamond Elite," "Diamond Pro," "Diamond VIP," "GameTech and Design," "GTI Net," "Pay-'N-Play," "Rainbow Bingo," "TED2C," "GameTech," "Diamond Bingo," "Diamond Plus Bingo," "Diamond TED," "Everything Else is Just Daubin," "Hot Jewels," "Race Tabs," and "The Bingo Players Choice." We also own various common law trademarks. Additionally, we own the following pending Canadian trademark registrations: "Diamond Bingo," "Diamond Plus Bingo," "Diamond TED," "Everything Else is Just Daubin," "Life Is Good Then You Bingo," "Race Tabs," and "The Bingo Players Choice." We cannot provide assurance that any of our domestic or Canadian trademark applications will be granted. We do not believe that the ownership of these trademarks is material to our business or our ability to compete.

Competition

        The electronic bingo industry is characterized by intense competition based on various factors, including the ability to enhance bingo hall operations and to generate incremental revenue for bingo hall operators through product appeal to players, ease of use, serviceability, customer support and training, distribution, name recognition, and price. We compete primarily with other companies providing electronic bingo units, including California Concepts, Bettina Corp., Bingo Brain, Inc., FortuNet, Inc., Jenosys, and BK Entertainment. In addition, we compete with other similar forms of entertainment, including casino gaming and lotteries. Increased competition may result in price reductions, reduced operating margins, conversion from lease to sale of our units, and loss of market share, any of which could materially and adversely affect our business, operating results, and financial condition. Furthermore, existing and new competitors may expand their operations in our existing or potential new markets. We have attempted to counter competitive factors by providing superior service and new, innovative, and quality products. We believe that the quality of our hand-held and fixed-base bingo systems, combined with superior service and customer support, differentiate us from our competitors.

Government Regulation

        We are subject to regulation and oversight by governmental authorities in virtually all jurisdictions in which we conduct business. As of December 31, 2002, we held approximately 60 licenses with various regulatory agencies. The regulatory requirements vary from jurisdiction to jurisdiction. Governmental regulations may require licenses, approvals, findings of suitability, or qualifications for our company as well as for our products, officers, directors, certain personnel, significant stockholders, or other associated parties. The term "significant stockholder" typically refers to any beneficial owner of 5% or greater of our capital stock. Any person who fails or refuses to comply with these regulatory requirements could be subject to disciplinary or legal action, which could adversely impact our company, including the loss of any existing license and our ability to conduct business. The licensing approval and finding of suitability processes can be lengthy and expensive. On Native American lands, regulation results from the laws of each tribe, the provisions of IGRA, and various state compacts. Many jurisdictions have comprehensive licensing, reporting, and operating requirements with respect to the manufacture, sale, lease, use, and operation of bingo and bingo-related products, including electronic bingo equipment. These requirements have a direct impact on the conduct of our day-to-day operations. In substantially all states in which charitable bingo is legal, the state imposes limits on prizes on a per-game, per-session, or annual basis. Many states license or otherwise regulate manufacturers and suppliers of bingo equipment; some states prohibit the rental or leasing of bingo equipment; and other states regulate whether equipment may be rented at a fixed or percentage rate.

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

Nevada Regulation

        We are currently classified as a manufacturer and distributor of associated equipment pursuant to the provisions of the Nevada Gaming Control Act and regulations promulgated thereunder. Associated equipment manufacturers and distributors that sell, transfer, or offer associated equipment for use or play in Nevada may be required to file an application for a finding of suitability at the discretion of the Nevada Gaming Commission on the recommendation of the Nevada State Gaming Control Board. To date, the Nevada gaming authorities have not required us to file an application for a finding of suitability as an associated equipment manufacturer or distributor.

        Our associated equipment is subject to evaluation and approval by the state of Nevada. Each of our associated equipment products that are in distribution in Nevada (except for those products in research and development) have been submitted to and approved by the state of Nevada.

Tribal Regulation

        Gaming on Native American lands, including the terms and conditions under which gaming equipment can be sold or leased to Native American tribes, is or may be subject to licensing and regulation under IGRA and the laws of the federal government, the tribes, and the host state, where applicable. Under IGRA, gaming activities are classified as Class I, II, or III. Class I gaming includes social games played solely for prizes of minimal value, or traditional forms of Native American gaming engaged in as part of, or in connection with, tribal ceremonies or celebrations. Class II gaming includes bingo and other card games authorized or not explicitly prohibited and played within the host state, but does not include banking card games, such as baccarat or blackjack. Class III gaming includes all forms of gaming that are not Class I or Class II, including slot machines, video lottery terminals, and casino style games. A Native American tribe may conduct Class II gaming under IGRA without having entered into a written compact with its host state if the host state permits similar forms of gaming, but must enter into a separate written compact with the state in order to conduct Class III gaming activities. Under IGRA, tribes are required to regulate all gaming under ordinances approved by the Chairman of the National Indian Gaming Commission. These ordinances may impose standards and technical requirements on gaming hardware and software, and may impose registration, licensing, and background check requirements on gaming equipment manufacturers and suppliers and their key personnel, officers, directors, and stockholders.

        IGRA defines Class II gaming to include "the game of chance commonly known as bingo, whether or not electronic, computer or other technologic aids are used in connection therewith," and defines Class III gaming to include "electronic or electromechanical facsimiles of any game of chance or slot machines of any kind." We believe that both our hand-held and fixed-base units are Class II products. In the event that either is classified as a Class III device, such a designation would reduce the potential market for the devices because only Native American gaming halls that have entered into a tribal-state compact that permits Class III electronic gaming systems would be permitted to use the device, unless we could modify the systems to have them reclassified as a Class II game. We may not be able to make any such modifications in the event of such a classification.

Federal Regulation

        The Federal Gambling Devices Act of 1962, also called the Johnson Act, generally makes it unlawful for a person to manufacture, deliver, or receive gaming machines, gaming machine-type devices, and components across state lines or to operate gaming machines unless that person has first registered with the U.S. Department of Justice. In addition, the Johnson Act imposes various record keeping, annual registration, equipment registration, and equipment identification requirements. Violation of the Johnson Act may result in seizure and forfeiture of the equipment as well as other penalties.

State Regulation of Electronic Bingo Systems

        Our electronic bingo products, including our hand-held and fixed-base units, encounter greater regulation than traditional paper bingo. Applicable federal, state, tribal, and local regulations and enforcement vary significantly by jurisdiction.

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

Systems Security Requirements

        The integrity and security of electronic bingo systems are closely scrutinized by certain jurisdictions in which we operate. Changes in the technical requirements for approved electronic bingo systems in various charitable and tribal jurisdictions could prohibit us from operating in those jurisdictions or could require us to substantially modify our products at significant expense.

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

Employees

        As of December 31, 2002, we had approximately 220 full-time equivalent employees. We are not subject to collective bargaining agreements with our employees, and we believe that our relations with our employees are good.

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

Our compliance with several governmental and other regulations is costly and subjects our company to significant risks.

        We must maintain the existing licenses and approvals necessary to operate in our existing markets and obtain the necessary licenses, approvals, findings of suitability, and product approvals in all additional jurisdictions in which we intend to distribute our products. The licensing and approval processes can involve extensive investigation into our company and our products, officers, directors, certain personnel, significant stockholders, and other associated parties, all of which can require significant expenditures of time and resources. We must also comply with applicable regulations for our activities in any international jurisdiction into which we expand. We may not receive licensing or other required approvals in a timely manner in the jurisdictions in which we are currently seeking such approval. The regulations relating to company and product licensing are subject to change, and other jurisdictions, including the federal government, may elect to regulate or tax bingo. We cannot predict the nature of any such changes or the impact that such changes would have on our business. The loss of a license in a particular jurisdiction may prohibit us from generating revenue in that jurisdiction, may prohibit us from installing our units in other jurisdictions, and may have a material adverse effect on our business, results of operations, and financial condition.

We depend on third-party manufacturers for our hand-held units.

        We purchase the assembled hardware portion of our TED and TED2C units from Electronic Evolution Technologies, Inc., or EET, a Nevada-based manufacturer. In addition, EET refurbishes TED, Palm Top, and TED2C units. We would need to locate a replacement contract manufacturer if EET ceased doing business with us. Although we believe that we could locate a substitute contract manufacturer, any such replacement would involve some delay, and we may not be able to procure, substitute, produce, or refurbish TED, Palm Top, or TED2C units without significant interruption or price increase. Any failure of our company to receive refurbished TED or Palm Top units, or new TED2C units could have a material adverse effect on our business, results of operations, and financial condition.

        We purchased the assembled hardware portion of our Palm Top units and components from Tidal Power Technologies, Inc., a Taiwan-based manufacturer. However, we ceased purchase of units during fiscal 2001 and do not intend to make any purchases in the future. We do not have any long-term supply contracts with Tidal Power. The design of the Palm Top is not unique or proprietary. If we renewed production of our Palm Top unit we would need to find a replacement component supplier if Tidal Power ceased doing business with us. If our company required Palm Top components to maintain the operation of our Palm Top unit and failed to receive them it could result in a material adverse effect on our business, results of operations, and financial condition.

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

We depend on Native American laws in the operation of a portion of our business.

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

If our games were classified as Class III games under the Indian Gaming Regulatory Act, we may not be able to obtain the necessary state approval to operate our business, or we may have to modify our systems to be classified as Class II games.

        Our operations in Native American gaming halls, which generated approximately 26% of our revenue during fiscal 2002, are subject to tribal and federal regulation under IGRA, which established the National Indian Gaming Commission, or NIGC. The NIGC has the authority to adopt rules and regulations to enforce certain aspects of IGRA and to protect tribal interests. Under IGRA, electronic bingo games similar to ours have previously been determined by the NIGC to be Class II gaming activities that are subject solely to tribal regulation as approved by the NIGC. We believe our electronic bingo systems meet all of the requirements of a Class II game. We cannot provide assurance that the NIGC would not enact future regulations or reinterpret existing regulations in such a manner so as to limit the authority of tribes to self-regulate Class II gaming or to change the definition of Class II gaming in such a manner that our electronic bingo systems are classified as a Class III game under IGRA. If classified as Class III games, our electronic bingo systems could become subject to state regulation through the tribal-state compacts required for Class III games played on Native American lands. In that event, or in the event other federal laws are enacted that would subject our operations on Native American lands to state regulation, we may not be able to modify our electronic bingo systems to be classified as Class II games, or we may not obtain the necessary state approval and licenses to continue our operations in Native American gaming halls. Any such event could have a material adverse effect on our business, results of operations, and financial condition. Any modifications of our electronic bingo systems would also have the additional risk that such modifications would not appeal to customers or be acceptable to the Native American tribes.

We rely on the Texas market for a significant portion of our revenue.

        The concentration of our revenue in the Texas market, which generated approximately 21% of fiscal 2002 revenue, potentially heightens the exposure of regulatory changes that may prevent or impede us from doing business in that state. Furthermore, the loss of or inability of our company to find suitable distributors in Texas, where state law requires electronic bingo devices and systems to be placed through qualified distributors, could cause a material adverse effect on our business, results of operations, and financial condition.

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

        The current executive officers and directors of our company beneficially own approximately 48% of our outstanding common stock. As a result, the executive officers and directors of our company can significantly influence the management and affairs of our company and all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. This concentration of ownership could have the effect of delaying or preventing a change in control of our company, even when such change of control is in the best interests of stockholders. Control by management might adversely affect the market price of the common stock and the voting and other rights of our company's other stockholders.

We must be able to attract and retain skilled employees.

        Our operations depend to a great extent on our ability to retain existing and attract new key personnel. Competition is intense for skilled marketing and product research and development employees in particular. We may not be successful in attracting and retaining such personnel, and we may incur increased costs in order to attract and retain personnel. Although we believe we can locate replacement personnel, the loss of key personnel, were we unable to hire suitable replacements, or our failure to attract additional qualified employees, could have a material adverse effect on our business, results of operations, and financial condition.

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

  •
  significant expenditures to consummate acquisitions; and

  •
  difficulties in meeting applicable regulatory requirements.

        As a part of our acquisition strategy, we may engage in discussions with various businesses regarding their potential acquisition. In connection with these discussions, we may exchange confidential operational and financial information with each potential acquired business and each of us may conduct due diligence inquiries and consider the structure, terms, and conditions of the potential acquisition. In certain cases, the prospective acquired business may agree not to discuss a potential acquisition with any other party for a specific period of time, may grant us certain rights in the event the acquisition is not completed, and may agree to take other actions designed to enhance the possibility of the acquisition. Potential acquisition discussions may take place over a long period of time, may involve difficult business integration and other issues, and may require solutions for numerous family relationship, management succession, and related matters. As a result of these and other factors, potential acquisitions that from time to time appear likely to occur may not result in binding legal agreements and may not be consummated. Our acquisition agreements may contain purchase price adjustments, rights of set-off, and other remedies in the event that certain unforeseen liabilities or issues arise in connection with an acquisition. These remedies, however, may not be sufficient to compensate us in the event that any unforeseen liabilities or other issues arise.

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

        We plan to expand within our existing markets and into foreign and domestic bingo markets in which we have no previous operating experience. We may not be able to maintain profitability or manage successfully the aggressive expansion of our existing and planned business. Our failure to manage growth effectively could have a material adverse effect on our business, operating results, and financial condition.

Sales of additional shares of common stock, or the potential for such sales, could have a depressive effect on the market price of our common stock.

        As of January 13, 2003, we had outstanding 11,727,439 shares of common stock. Approximately 6,100,000 of such shares are eligible for resale in the public market without restriction or further registration. The remaining approximately 5,600,000 shares of common stock outstanding are held by affiliates of our company, and may be sold only in compliance with the volume and other limitations of Rule 144. Sales of substantial amounts of common stock by stockholders in the public market, or even the potential for such sales, are likely to adversely affect the market price of the common stock and could impair our ability to raise capital by selling equity securities. Moreover, the shares of common stock issuable upon exercise of outstanding options will be freely tradable without restriction unless acquired by affiliates of our company. The issuance of such freely tradable shares will result in additional outstanding shares of common stock and will create additional potential for sales of additional shares of common stock in the public market.

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

Item 2. Properties

        Our corporate headquarters are located in Reno, Nevada, in a 41,000 square-foot leased facility under a lease that expires in November 2010. We also operate two regional facilities: a 5,400 square-foot site in Cleveland, Ohio, and a 4,115 square-foot site in Southlake, Texas, under leases that expire in November 2004 and October 2003, respectively. We lease several other facilities, none of which are material to our operations. We believe that our facilities will be adequate for our needs for the foreseeable future.

Item 3. Legal Proceedings

        On March 22, 2001, we filed a claim in the United States District Court, District of Arizona, GAMETECH INTERNATIONAL, INC. V. TREND GAMING SYSTEMS, LLC, CV 01-540 PHX PGR, seeking a declaratory judgment that we are not in material breach of our November 1, 1999 distribution agreement with Trend Gaming Systems, LLC or Trend, and seeking damages for past due payments and wrongful withholdings by Trend. Trend has counterclaimed, alleging that its payments are in compliance with its contractual obligations and that it is entitled to withhold certain monies. Trend also contends that we are in breach of certain of our contractual obligations to Trend or its customers. On December 16, 2002, the Court entered at our request an order enjoining Trend from using approximately $540,000 in funds it had collected on our behalf, pending a trial on our ownership interest in those funds. The money has been placed in a bank account subject to the court's control. In addition, collections of accounts receivable by Trend, if any, will also be placed in that account, pending the trial of the case. No trial date has been set. We have denied the allegations and intend to vigorously pursue and defend this matter. However, we cannot provide assurance that we will obtain a favorable outcome. An unfavorable outcome could have a material adverse effect on our business, financial position, and results of operations.

        The Washington State Gambling Commission, or WSGC, the agency that regulates bingo in the state of Washington, informed us that it intended to seek administrative penalties against us for a variety of alleged violations. On November 6, 2002, we entered into an agreed order with the WSGC in which we agreed to settle the matter by paying $198,000 and accepting a technical suspension of our manufacturers license. There was no cessation or interruption in our operations in Washington.

        We are involved in various other legal proceedings arising out of the ordinary course of our business. We do not believe that any of those proceedings will have a material adverse effect on our business, financial position, or results of operations.

Item 4. Submission of Matters to a Vote of Security Holders

        Not applicable.

PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters

        Our common stock is listed on the NASDAQ National Market under the symbol "GMTC." The following table sets forth high and low sales prices of our common stock for the period indicated as reported on the NASDAQ National Market.

	High	Low
Fiscal Year Ended October 31, 2001
First Quarter	$4.266	$2.750
Second Quarter	$5.250	$3.250
Third Quarter	$8.500	$4.400
Fourth Quarter	$5.350	$2.040
Fiscal Year Ended October 31, 2002
First Quarter	$4.940	$3.600
Second Quarter	$5.150	$3.970
Third Quarter	$5.200	$3.850
Fourth Quarter	$4.600	$3.250
Fiscal Year Ended October 31, 2003
First Quarter (through January 13, 2003)	$5.250	$3.050

        On January 13, 2003, the closing sales price of our common stock was $3.45 per share. On January 13, 2003, there were 237 record holders of our common stock.

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

Item 6. Selected Financial Data

        The selected statement of income data for the fiscal years ended October 31, 2000, 2001, and 2002 and the selected balance sheet data set forth below at October 31, 2001 and 2002, have been derived from our financial statements, which have been audited by Ernst & Young LLP, independent auditors, included elsewhere herein. The selected statement of income data for the years ended October 31, 1998 and 1999 and the selected balance sheet data set forth below at October 31, 1998, 1999 and 2000 have been derived from our audited financial statements not included herein. The selected financial data set forth below should be read in conjunction with the Financial Statements and Notes thereto and with

"Management's Discussion and Analysis of Financial Condition and Results of Operations," appearing elsewhere in this report.

	Years Ended October 31,
	1998	1999	2000	2001	2002
	(dollars and shares in thousands, except per share amounts)
Statement of Operations Data:
Revenue	$16,177	$41,663	$49,695	$48,536	$48,861
Cost of revenue	5,327	11,590	16,011	22,185	19,555

Gross profit	10,850	30,073	33,684	26,351	29,306
Operating expenses:
General and administrative	3,646	8,070	12,223	14,995	9,535
Sales and marketing	2,564	11,519	12,680	14,400	13,245
Research and development	638	1,152	1,938	2,780	2,098
Acquisition related charges	—	1,050	—	—	—

Total operating expenses	6,848	21,791	26,841	32,175	24,878

Income (loss) from operations	4,002	8,282	6,843	(5,824)	4,428
Interest and other income (expense), net	1,368	476	326	144	(7)
Equity in net loss of affiliate	(2,000)	—	—	—	—

Income (loss) before provision for (benefit from) income taxes	3,370	8,758	7,169	(5,680)	4,421
Provision for (benefit from) income taxes	1,300	3,900	3,513	(1,285)	1,688

Net income (loss)	$2,070	$4,858	$3,656	$(4,395)	$2,733

Diluted net income (loss) per share	$0.20	$0.42	$0.30	$(0.41)	$0.23
Shares used in the calculation of diluted net income (loss) per share	10,577	11,683	12,064	10,623	12,013
	October 31,
	1998	1999	2000	2001	2002
	(dollars in thousands)
Balance Sheet Data:
Cash, cash equivalents and short term investments	$25,587	$11,389	$7,890	$12,955	$9,278
Working capital	27,259	12,963	10,701	16,464	16,562
Total assets	42,477	58,803	59,324	55,676	58,101
Total debt	853	4,559	3,584	2,395	13
Total stockholders' equity	40,322	51,424	50,030	46,584	50,490

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

Overview

        We design, develop, and market interactive electronic bingo systems. We currently market portable hand-held systems that can be played anywhere within a bingo hall and a fixed-base system with light pen- or touchscreen-activated monitors. As of October 31, 2002, we had systems in service in over 25 of the more than 30 states that allow electronic bingo systems for use with charitable and commercial organizations. Under the Indian Gaming Regulatory Act, or IGRA, electronic bingo may be played on Native American lands in the 46 states where bingo is legal. We estimate that bingo currently is played on tribal Native American lands in 30 states. As of October 31, 2002, we had units in operation in Native American bingo halls in 14 of those states. Collectively, as of October 31, 2002, we had products in 34 states and in 4 countries outside of the United States.

        We generate revenue by placing electronic bingo systems in bingo halls under contracts based on (a) a fixed fee per use per session; (b) a fixed weekly fee per unit; or (c) a percentage of the revenues generated by each unit. Revenue growth is affected by player acceptance of electronic bingo as an addition or an alternative to paper bingo, and our ability to expand operations into new markets. Fixed-base bingo units generate greater revenue per unit than portable bingo units, but also require a greater initial capital investment.

        We typically install our electronic bingo systems at no charge to our customers, and we capitalize the costs. We record depreciation of bingo equipment over a three- and five-year estimated useful life using the straight-line method of depreciation.

        Our expenses consist primarily of (a) cost of revenue, consisting of expenses associated with technical and operational support of the bingo systems within bingo halls, depreciation of bingo units, repair, refurbishment, and disposals of bingo units and related support equipment, and excess or obsolescence reserve; (b) general and administrative, consisting of activities associated with management of our company and related support, which includes finance and accounting, legal, compliance, information systems, human resources, accounts receivable reserve, and goodwill amortization (prior to fiscal 2002); (c) sales and marketing, consisting primarily of commissions paid to distributors for promoting and supporting our products and an internal sales force with a focus upon generating new customers and upgrades for existing customers; and (d) research and development (R&D), consisting of company sponsored R&D activities to provide players with new or enhanced products on which to play bingo.

        During fiscal 2002, a number of events occurred that affected, or may in the future affect, our results of operations or liquidity and capital resources.

        We expended approximately $12.1 million as an investment in bingo units and related support equipment. This investment included the installation of over 7,000 new TED2C portable, color-display units and the introduction of flat screens as an enhancement to our fixed-base units in many markets. In total, the number of our bingo units installed in the field increased by over 20% during fiscal 2002. Additionally, we had more than a 200% increase in the number of installations of our redesigned back-office accounting system software, the AllTrak 2.

        During the fourth quarter of fiscal 2002, we terminated, for cause, our relationship with our primary distributor in Texas and began transitioning the distribution of our products to our other Texas distributors. While the transition caused some short-term disruption in the Texas market, we believe we have completed the process and have retained virtually all of our customer relationships in the state. We are in litigation with our former distributor. The terms of the distributor agreement contain certain contingent commission liabilities, and other liabilities, which if a final judgment were rendered unfavorable to us, could have an adverse effect on our financial position and results of operations. No trial date has been set and there can be no assurance of a favorable outcome of the litigation. No amounts have been reserved for settlement of this lawsuit. All accounts receivable from the distributor have been reserved by us, although the court has ordered approximately $540,000 of funds collected by the distributor, on our behalf, to be placed in a restricted account pending resolution of the litigation.

        In September 2002, we became aware of a situation involving the unauthorized misuse of our system in Nevada. The misuse involved our fixed-base units and was allegedly the result of the manipulation of the system, for personal gain, by a then employee of our company. In cooperation with regulatory officials in Nevada, Texas, and Mississippi, we voluntarily shut down our fixed-based units in those states while we worked with gaming officials to assure them of the integrity of our system security. Our units were turned back on in Texas in a matter of days, but remained turned off in Nevada and Mississippi through fiscal year end. Units in Mississippi were restored to service in mid-November and in Nevada by mid-December.

Critical Accounting Policies and Estimates

        Management's Discussion and Analysis of Financial Condition and Results of Operations discusses our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the balance sheet date and reported amounts of revenue and expenses during the reporting period. On an ongoing basis, we evaluate our estimates and judgments, including those related to revenue recognition, bad debts, bingo unit depreciation, goodwill impairment, and contingencies and litigation. We base our estimates and judgments on historical experience and on various other factors that are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

        We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our consolidated financial statements.

Revenue Recognition

        Revenue is recognized for bingo units placed in bingo halls under contracts based on: (a) a fixed fee per use per session, (b) a fixed weekly fee per unit, or (c) a percentage of the revenue generated by each unit. Our revenue recognition is a key component of our results of operations, and determines the timing of certain expenses, such as commissions and royalties. We recognize revenue in accordance with accounting principles generally accepted in the United States when all of the following factors exist (a) evidence of an arrangement with the customer; (b) play or availability of the bingo units; (c) a fixed or determinable fee; and (d) collectibility is reasonably assured. We exercise judgment in assessing the creditworthiness of our customers and therefore in our determination of whether collectibility is reasonably assured. Should changes in conditions cause us to determine these criteria are not met for future transactions, revenue recognized for future reporting periods could be adversely affected.

Allowance for Doubtful Accounts

        We estimate the possible losses resulting from non-payment of outstanding accounts receivable. We perform ongoing evaluations of our customers and distributors for creditworthiness, economic trends, changes in our customer payment terms, and historical collection experience when evaluating the adequacy of our allowance for doubtful accounts. We also reserve a percentage of our accounts receivable based on aging category. In determining these percentages, we review historical write-offs of our receivables, payment trends, and other available information. While such estimates have been within our expectations and the provisions established, a change in financial condition of specific customers or in overall trends experienced may result in future adjustments of our estimates of recoverability of our receivables.

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

Impairment of Goodwill and Intangible Assets

        We elected to early adopt Statement of Financial Accounting Standards or SFAS No. 142, "Goodwill and Other Intangible Assets," during our fiscal year end October 31, 2002, and accordingly we discontinued amortization of our goodwill as of November 1, 2001. We completed the required measurement test as of that date and determined there was no impairment of goodwill upon adoption of SFAS No. 142. This measurement included market multiple methodology and a discounted cash flow methodology.

        In addition, we are also required to perform an annual goodwill impairment review. The review for fiscal 2002 was completed as of July 31, 2002 (the valuation date), and we determined there was no impairment of goodwill as of that date. Any subsequent impairment loss could have a material adverse impact on our financial condition and results of operations.

        We assess the impairment of identifiable intangible assets whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Factors we consider important that could trigger an impairment review include the following:

  •
  a significant change in the manner of our use of the acquired assets or the strategy for our overall business;

  •
  a significant decrease in the market price of an asset;

  •
  a significant adverse change in legal factors or in the business climate that could affect the value of an asset, including an adverse action or assessment by a regulator;

  •
  a current period operating or cash flow loss combined with a history of operating or cash flow losses or a projection or forecast that demonstrates continuing losses associated with the use of an asset; and

  •
  a current expectation that, more likely than not, an asset will be sold or otherwise disposed of significantly before the end of its previously estimated useful life.

Results of Operations

        The following table sets forth, for the periods indicated, certain statement of operations data for our company expressed as a percentage of revenue:

	Years Ended October 31,
	2000	2001	2002
Statement of Operations Data:
Revenue	100.0%	100.0%	100.0%
Cost of revenue	32.2	45.7	40.0

Gross profit	67.8	54.3	60.0
Operating expenses:
General and administrative	24.6	30.9	19.5
Sales and marketing	25.5	29.7	27.1
Research and development	3.9	5.7	4.3

Total operating expenses	54.0	66.3	50.9

Income (loss) from operations	13.8	(12.0)	9.1
Interest and other income (expense), net	0.7	0.3	0.0

Income (loss) before provision for (benefit from) income taxes	14.5	(11.7)	9.1
Provision for (benefit from) income taxes	7.1	(2.6)	3.5

Net income (loss)	7.4%	(9.1)%	5.6%

Year Ended October 31, 2002 Compared with Year Ended October 31, 2001

        Revenue.    We generated revenue of $48.9 million for fiscal 2002 compared to $48.5 million for fiscal 2001. The increase of approximately $325,000, or 0.7%, was primarily a result of growth in the Western Region and the Canadian market, partially offset with a decline in the Northeast Region. Revenues in Nevada and Mississippi were adversely affected by the shutdown of our fixed-base units in those states for approximately the last five weeks of fiscal 2002. The two-day shutdown of our fixed-base units in Texas had a minor negative affect on our revenues. Installed units increased by over 20% from October 31, 2001 to October 31, 2002, driven by the installation of TED2C units. However, revenue per unit was lower due to competitive pricing pressures and changes in the composition of unit usage.

        Cost of Revenue.    Cost of revenue decreased $2.6 million, or 11.9%, to $19.6 million for fiscal 2002 from $22.2 million during fiscal 2001. Cost of revenue as a percentage of revenue for the current fiscal year was 40.0% compared to 45.7% for fiscal 2001. Cost of revenue includes, among other items, charges for refurbishment, repair and disposal of bingo units as well as recognition of excess or obsolete bingo units. These charges in fiscal 2002 amounted to $4.8 million, an improvement of $3.0 million from the prior year. Fiscal 2001 included a $2.6 million charge for excess uninstalled units as a result of the forecasted impact of the introduction of our new hand-held product, the TED2C. Other items in cost of revenue include service and operations expenses and depreciation of bingo units. These items amounted to $14.8 million in fiscal 2002, an increase of $400,000 over fiscal 2001. The increase was primarily due to growth of approximately $300,000 in our service and operations costs, principally as a result of increased personnel costs. Bingo unit depreciation and other cost of revenue items increased by approximately $100,000 over fiscal 2001.

        General and Administrative.    General and administrative expenses totaled $9.5 million for fiscal 2002 compared to $15.0 million for fiscal 2001, a $5.5 million decrease. General and administrative costs as a percentage of revenue for the current year were 19.5% compared to 30.9% for fiscal 2001.

General and administrative expenses include costs associated with our executive management and our finance and accounting, legal, compliance, information technology, and human resources departments. The decrease was primarily attributable to (a) a $1.7 million decrease in amortization of goodwill due to our election to early adopt the provisions of SFAS No. 142, which eliminated the amortization of goodwill in fiscal 2002; (b) a reduction of approximately $1.8 million in the provision for uncollectable accounts receivable (despite the reserve in the fourth quarter of fiscal 2002 of approximately $630,000 related to the termination of our largest distributor in Texas), primarily as a result of improved credit and collection controls in fiscal 2002, and fiscal 2001 including an unfavorable adjustment of approximately $760,000 for settlement of disputed account balances; and (c) an improvement of approximately $1.8 million in personnel related costs due to a reduction of approximately $1.2 million in costs related to severance and retirement of various management employees and additional cost containment efforts in 2002.

        Sales and Marketing.    Sales and marketing decreased approximately $1.2 million to $13.2 million for fiscal 2002 compared with $14.4 million for fiscal 2001. Sales and marketing as a percentage of revenue decreased from 29.7% during fiscal 2001 to 27.1% during fiscal 2002. Sales and marketing includes distributor commissions and related personnel, travel, promotional, and support costs. Distributor commissions decreased $900,000 to $8.9 million due to the changes in mix of revenue generated by distributors and those customers served directly by us, offset by slightly higher termination and settlement costs in fiscal 2002. The balance of the decrease in sales and marketing was primarily due to reductions in personnel related costs and travel expenses.

        Research and Development.    Research and development costs decreased $682,000 to $2.1 million for fiscal 2002 compared to $2.8 million for fiscal 2001. Research and development costs as a percentage of revenue decreased from 5.7% for fiscal 2001 to 4.3% for fiscal 2002. The decrease was primarily attributable to fiscal 2001 events: (a) retirement of a co-founder and associated costs of $810,000 and (b) costs of approximately $310,000 associated with centralization of research and development personnel to Reno, Nevada. Excluding those expenses from last year, research and development costs increased approximately $421,000 over the prior year, representing increased research and development expenditures for new or enhanced products on which to play bingo.

        Provision for (Benefit from) Income Taxes.    Our effective income tax rate was approximately 38.2% and (22.6%) for the fiscal years ended October 31, 2002 and 2001, respectively. The change in effective tax rates reflects the effect of state income taxes and nondeductible expenses on the pre-tax loss in fiscal 2001, which included amortization of goodwill (without the goodwill the effective rate for fiscal 2001 was 33.0%) versus pre-tax income in the current year.

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

        Cost of Revenue.    Cost of revenue increased $6.2 million, or 38.6%, to $22.2 million during fiscal 2001 from $16.0 million during fiscal 2000. Cost of revenue as a percent of revenue for the current fiscal year was 45.7% compared to 32.2% for fiscal 2000. The increase during fiscal 2001 for cost of revenue was primarily attributable to: (a) increased bingo unit maintenance, repair and refurbishment expenses of $3.4 million compared to the prior year, principally as a result of an increased focus on the repair and upgrade of existing units as opposed to the acquisition of new units; (b) an increase in the provision for excess uninstalled bingo units of $1.7 million based on forecasts of unit placements impacted by expected new product (TED2C) placements in fiscal 2002 and beyond; and (c) bingo unit depreciation expenses increased $847,000 as a result of an increase in the number of bingo units installed and our revised estimate of useful life for uninstalled units that began in the first quarter of fiscal 2001. Service and operational costs aggregating approximately $8.4 million and $8.3 million, during fiscal years 2001 and 2000, respectively, remained constant.

        General and Administrative.    General and administrative expenses totaled $15.0 million for fiscal 2001 compared to $12.2 million for fiscal 2000, a $2.8 million increase. General and administrative expenses include costs associated with our executive management and our finance, legal and compliance, information technology, and human resources departments. The increase in expenses over the prior year consists principally of an increase in personnel and related costs of $1.8 million to $5.2 million, including increases of $793,000 for severance costs associated with the retirement of a co-founder and other executive management departures. The provision for uncollectable accounts receivable increased $1.1 million to $2.4 million, including $760,000 relating to additional provision for distributors. Net increases in all other areas of $465,000 were offset by a reduction of $592,000 relating to relocation costs of the corporate offices to Reno incurred during fiscal 2000.

        Sales and Marketing.    Sales, marketing, and distributor commission expenses increased approximately $1.7 million to $14.4 million for fiscal 2001 compared to $12.7 million for fiscal 2000. Sales and marketing expenses as a percentage of revenue increased from 25.5% during fiscal 2000 to 29.7% during fiscal 2001. Payroll and related benefits increased $676,000 due to additional personnel and increases in compensation and benefits. Distributor commissions increased $890,000 to $9.8 million, or 18.0% as a percentage of revenue during fiscal 2000 compared to 20.3% during fiscal 2001. The increase in distributor commissions as a percentage of revenue is a result of: (a) higher commission rates in states with increased revenue in comparison to the prior year, versus the commission rates in states in which revenue declined from the prior year; and (b) the settlement of a distributor issue in the first quarter of fiscal 2001 for approximately $395,000.

        Research and Development.    Research and development costs increased $842,000 to $2.8 million for fiscal 2001 compared to $1.9 million for fiscal 2000. Research and development costs as a percentage of revenue increased from 3.9% during fiscal 2000 to 5.7% during fiscal 2001. The increase was primarily attributable to: (a) retirement of a research and development co-founder and associated costs of $810,000; and (b) centralization of research and development personnel to Reno, Nevada, and other employee costs of $310,000, offset in part by reduced project costs of $330,000.

        Interest Income (Expense).    Net interest income totaled $144,000 in fiscal 2001 compared to $326,000 in fiscal 2000. The decline was primarily the result of our reduction of $937,000 in short-term investments and substantially lower interest rates.

        Provision for (Benefit from) Income Taxes.    Our effective income tax rate was (22.6%) for fiscal 2001 and 49.0% for fiscal 2000. The change in effective tax rates reflects the effect of state income taxes and nondeductible expenses on the pre-tax loss in fiscal 2001 versus pre-tax income in the prior year.

Liquidity and Capital Resources

        Operating activities provided $10.3 million of cash during fiscal 2002 compared to $8.8 million during fiscal 2001. The $10.3 million consisted primarily of net income of $2.7 million adjusted by $9.1 million for depreciation, amortization, and obsolescence provisions offset by a net change of $1.5 million in other operating assets and liabilities. During fiscal 2001, the $8.8 million provided by operating activities consisted primarily of depreciation, amortization, and obsolescence provisions of $12.8 million, adjusting a net loss of $4.4 million.

        We used approximately $15.0 million of cash in investing activities during fiscal 2002 compared to $2.1 million of cash during fiscal 2001. The $15.0 million consisted of $12.9 million of capital expenditures ($12.1 million of which was expended on bingo units and associated support equipment) and an increase in short-term investments of $2.2 million. During fiscal 2001, the $2.1 million consisted of $3.0 million of capital expenditures ($2.1 million of which was for bingo units and associated support equipment) offset by cash received from the sale of short-term investments.

        We used $1.2 million in cash for financing activities during fiscal 2002 compared to $675,000 during fiscal 2001. The $1.2 million used during fiscal 2002 was primarily for payments of $2.4 million on long-term debt, offset by proceeds from stock option exercises of $1.2 million. The $675,000 used during fiscal 2001 was primarily for payments of $1.0 million on long-term debt, offset by proceeds from stock option exercises of $570,000.

        As of October 31, 2002, we had cash and cash equivalents and short-term investments of approximately $9.3 million. On November 6, 2002, we paid cash of $3.4 million to acquire certain assets of International Gaming Systems, LLC. Among other things, the acquisition added approximately 1,400 fixed-base bingo units to our installed base, principally in Mississippi and New York. The purchase price was paid from our cash and cash equivalents and involved no financing. In addition to our cash and cash equivalents and short-term investments, we have a $10.0 million line of credit with Wells Fargo Bank, N.A., which has an interest rate based on the prime rate or LIBOR plus 2.0%, at our option, on which there was no outstanding balance at October 31, 2002. The revolving credit facility expires on April 2, 2003. We expect to renew the revolving credit facility with similar terms. We believe that cash flow from operations and cash, cash equivalents, and short-term investments on hand, together with funds available under the revolving credit facility, will be sufficient to support our operations and provide for budgeted capital expenditures and liquidity requirements through fiscal 2003. Our long-term liquidity requirements will depend on many factors, including the rate at which we expand our business, and whether we do so internally or through acquisitions. In addition, strategic opportunities we may pursue could require us to fund our portion of operating expenses of such ventures and may require us to advance additional amounts should any partners in such ventures be unable to meet unanticipated capital calls or similar funding events. To the extent that the funds generated from the sources described above are insufficient to fund our activities in the long term, we may be required to raise additional funds through public or private financing. No assurance can be given that additional financing will be available or that, if it is available, it will be on terms acceptable to us.

        The following table presents information on contractual obligations held as of October 31, 2002:

  Contractual Obligations:

	Payments Due by Period
	Total	Less than 1 year	1 - 3 years	4 - 5 years	After 5 years
Operating Leases	$4,479,000	$677,000	$1,134,000	$1,098,000	$1,570,000
Other Long Term Obligations	445,000	13,000	30,000	36,000	366,000

Total Contractual Cash Obligations	$4,924,000	$690,000	$1,164,000	$1,134,000	$1,936,000

Inflation and General Economic Condition

        Although we cannot accurately anticipate the effect of inflation on our operations, we do not believe that inflation has had, or is likely in the foreseeable future to have, a material effect on our business, results of operations, or financial condition.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

        Our revolving credit facility with Wells Fargo is a $10.0 million line of credit with an interest rate based on the prime rate or London InterBank Offered Rate or LIBOR plus 2.0%, at our option. The line of credit expires on April 2, 2003.

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

        Sensitivity Analysis.    Assuming we had a $2.0 million balance outstanding as of October 31, 2002, the rate of interest calculated using the prime rate option would be 4.25%. Our monthly interest payment, if the rate stayed constant, would be $7,083. If the prime rate rose to 8.0%, which assumes an unusually large increase, our monthly payment would be $13,333. A more likely increase of 1.0% or 2.0%, given the recent trend of decreasing or relatively low interest rates, would result in a monthly payment of $8,750 or $10,417, respectively. We do not believe the risk resulting from such fluctuations is material or that the payment required would have a material effect on cash flow.

Item 8. Financial Statements and Supplementary Data

        The financial statements and supplementary data are as set forth in the "Index To Financial Statements" on page F-1.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

        Not applicable.

PART III

Item 10. Directors and Executive Officers of the Registrant

        The following table sets forth certain information regarding our directors and executive officers.

Name	Position
Frederick C. Lane	Chairman
Richard T. Fedor	Vice-Chairman
Clarence H. Thiesen	Chief Executive Officer and Director
Vern D. Blanchard	Director
Douglas M. Hayes	Director
Gerald R. Novotny, Sr.	Director
Charles W. Scharer	Director
John P. Hewitt	Chief Financial Officer/Treasurer
Andrejs K. Bunkse	Vice President & General Counsel/Corporate Secretary

        FREDERICK C. LANE, 53, has served as the non-executive Chairman of our Board of Directors since October 2000 and as a director since March 1998. Mr. Lane is Chairman and Chief Executive Officer of Lane, Berry & Co. International, a private investment banking firm providing financial advice and investment banking services to corporations and boards of directors. Mr. Lane served as a Managing Director in Investment Banking for Credit Suisse First Boston, the successor firm to Donaldson, Lufkin & Jenrette, from November 2000 until December 2001. Mr. Lane served as a Managing Director for Donaldson, Lufkin & Jenrette, from January 1980 until November 2000. From 1989 to 1994, Mr. Lane served as Co-Head of the Mergers and Acquisitions Department of Donaldson, Lufkin & Jenrette. Mr. Lane joined Donaldson, Lufkin & Jenrette in 1976 after spending three years at Coopers & Lybrand during which time he received his CPA. He graduated from Harvard College, cum laude, in 1971 and received his MBA, With Distinction, from Harvard Business School in 1973.

        RICHARD T. FEDOR, 57, has served as our Vice-Chairman since October 2000 and as a director since 1994. Mr. Fedor is a co-founder of our company and served as our Chairman of the Board from 1994 until October 2000. Mr. Fedor served as our Chief Executive Officer from 1994 until March 1998. On August 1, 1999, Mr. Fedor returned as interim Chief Executive Officer and served as such until October 2000. Mr. Fedor also served as President from 1994 until August 1, 1997. From 1991 to 1994, Mr. Fedor's occupation was that of a private investor. From 1987 to 1991, Mr. Fedor was President of ZYGO Corporation, a manufacturer of high-performance, laser-based electro-optical measuring instruments. From 1985 to 1987, Mr. Fedor held the position of Operations Vice President at International Game Technology. Mr. Fedor has also held various senior management positions at Hewlett Packard and GTE.

        CLARENCE H. THIESEN, 71, has served as our Chief Executive Officer since September 2001 and as a member of our Board of Directors since 1994. Mr. Thiesen is a co-founder of our company and served as Chief Financial Officer from 1994 until March 1998. Mr. Thiesen was a financial consultant from 1992 to 1994. From 1988 to 1992, Mr. Thiesen was Vice President, Finance of ZYGO Corporation, where he focused on sourcing in the Far East and assisted in restructuring the company. From 1986 to 1988, Mr. Thiesen was the President of Keno Computer Systems. From 1981 to 1986, Mr. Thiesen was the Vice President of Finance at International Game Technology, where he specialized in acquisitions, the installation of new accounting, budgeting and forecasting systems, and financial public relations. Mr. Thiesen is a graduate of Claremont McKenna College and received an MBA from the University of California—Berkeley.

        VERN D. BLANCHARD, 47, is a co-founder of our company and has served as a member of our Board of Directors since November 2001. Mr. Blanchard held the position of Director of Engineering of our company from 1994 until his retirement in June 2001. Mr. Blanchard has over 10 years experience in the bingo industry. He was the inventor of our initial hand-held and fixed-base bingo systems. Mr. Blanchard has spoken before the Patent and Trademark Office concerning software patents and other intellectual property issues and is well publicized in the software industry.    Mr. Blanchard started his business career in real estate, and at 21, became one of the youngest real estate brokers in California honored as one of the 100 charter members of the Academy of Real Estate.

        DOUGLAS M. HAYES, 59, has served as a member of our Board of Directors since March 1998. Mr. Hayes has been President of Hayes Capital Corporation since 1997. Mr. Hayes was Chairman of Compass Aerospace Corporation from 1997 to 2002. From 1986 to 1997, Mr. Hayes was a Managing Director, Investment Banking of Donaldson, Lufkin & Jenrette in Los Angeles. Mr. Hayes also serves as a director of Reliance Steel & Aluminum Co. and Circor International, Inc., both publicly traded companies. Mr. Hayes, a graduate of Dartmouth College, served two years in the U.S. Navy and received an MBA from Harvard Business School.

        GERALD R. NOVOTNY, 59, has served as a member of our Board of Directors since February 1999. He was our Vice President of Strategic Business Development from February 1999 through February 2001. In 1986, Mr. Novotny founded BCMC, which in 1997 merged with Opportunity Software Inc. to form Bingo Technologies Corporation or BTC, a leading full-service provider of electronic video bingo services. Mr. Novotny was Chairman of the Board and Chief Executive Officer of both BCMC and BTC until our company acquired both companies in February 1999. Mr. Novotny graduated from the University of Nebraska in 1966 with a Bachelor of Science Degree in Electrical Engineering.

        CHARLES W. SCHARER, 47, has served as a member of our Board of Directors since September 2001. A 22-year veteran of the gaming industry, Mr. Scharer ended an 18-year career with Harveys Casino Resorts in January 2001. He was Harveys President and Chief Executive Officer from 1995 until his retirement in January 2001. From 1988 to 1995, Mr. Scharer served as Chief Financial Officer and held various other management positions during his tenure with Harveys. Mr. Scharer is a Commissioner on the Nevada Commission on Tourism, appointed by Governor Kenny C. Guinn in November 1999. He also sits on the Board of Directors of Monarch Casino & Resort, Inc., a public company, and serves as a Trustee of the University of Nevada, Reno Foundation. Mr. Scharer, a Certified Public Accountant, graduated from San Jose State University in 1979.

        JOHN P. HEWITT, 57, joined our company in October 2002 as Chief Financial Officer and Treasurer with responsibilities for finance and administration. Mr. Hewitt has over 22 years experience in the gaming industry, most recently as an independent consultant. From March 1984 until October 2001, he served as Corporate Controller with Harveys Casino Resorts. Before joining Harveys, Mr. Hewitt worked for Harrah's Entertainment, Inc. where he was Director of Internal Audit from August 1980 until March 1984. Prior to joining Harrah's, Mr. Hewitt spent over six years with Grant Thornton LLP during which time he received his CPA. Mr. Hewitt is a member of the Nevada Society of Certified Public Accountants and the American Institute of Certified Public Accountants.

        ANDREJS K. BUNKSE, 33, has served as our Vice President, General Counsel, and Secretary since December 2001. Mr. Bunkse joined our company in April 1997 as General Counsel and Corporate Secretary. From 1995 to 1997, Mr. Bunkse was an associate at the law firm of Mitchell, Brisso, Delaney & Vrieze. Mr. Bunkse is a graduate of Syracuse University and the Santa Clara University of Law, is a member of the State Bar of California and the American Bar Association, and is admitted to practice before the United States District Court for the Southern District of California.

Compliance with Section 16(a) of the Securities Exchange Act of 1934

        Section 16(a) of the Exchange Act requires our directors, officers, and persons that own more than 10% of a registered class of our equity securities to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Directors, officers, and greater than 10% stockholders are required by Securities and Exchange Commission regulations to furnish us with copies of all Section 16(a) forms they file.

        Based on our review of such forms received by us during the fiscal year ended October 31, 2002 and written representation that no other reports were required, we believe that each person that at any time during the fiscal year was a director, officer, or beneficial owner of more than 10% of our common stock complied with all Section 16(a) filing requirements during such fiscal year except that Messrs. Blanchard and Fedor each filed one late report on Form 4 covering one transaction.

Item 11. Executive Compensation

        The following table sets forth the total compensation received for services rendered to us in all capacities for the fiscal years ended October 31, 2000, 2001, and 2002 by our Chief Executive Officer and one other executive officer who was in office as of October 31, 2002. The table also sets forth this information for our former Chief Financial Officer who was no longer with our company as of October 31, 2002, whose aggregate cash compensation exceeded $100,000.

	Annual Compensation				Long-Term Compensation
	Fiscal Year	Salary ($) (1)		Bonus($)	Awards Securities Underlying Options (#) (1)(2)		All Other Compensation (3)
Clarence H. Thiesen Chief Executive Officer	2002 2001	200,000 13,333	(4)	45,000 —	10,000 5,000	(5)	2,003 —
Andrejs K. Bunkse Vice President & General Counsel/Corporate Secretary	2002 2001 2000	155,324 129,125 80,000		30,000 — 45,000	— 15,000 10,000		13,476 6,000 —
Richard M. Kelley (6) Chief Financial Officer and Treasurer	2002 2001	158,449 108,391		— —	— 100,000	(6)	212,209 7,000	(6)

(1)
The officers listed received certain perquisites, none of which exceeded the lesser of $50,000 or 10% of the total salary and bonus for the respective officer.

(2)
The exercise price of all options listed was equal to the fair market value of our common stock on the date of grant.

(3)
Amounts include car allowances and profit sharing compensation for the respective officers.

(4)
Mr. Thiesen became our Chief Executive Officer effective September 29, 2001. The table above reflects compensation for one month in fiscal 2001 at an annual rate of $200,000.

(5)
Mr. Thiesen received these options in his capacity as a non-employee director of our company prior to his serving as our Chief Executive Officer.

(6)
Mr. Kelley served as our Chief Financial Officer—Treasurer from February 28, 2001 until his resignation on October 4, 2002. Pursuant to a Severance Agreement and Release, we paid Mr. Kelley $200,000, which included $30,000 in consideration for the cancellation of 100,000 stock options previously granted.

Option Grants

        The following table sets forth certain information with respect to stock options granted to the named executive officers during fiscal 2002.

OPTION GRANTS IN LAST FISCAL YEAR

			% of Total Options Granted to Employees in Fiscal Year			Potential Realized Value at Assumed Annual Rates of Stock Price Appreciation for Option Term (1)
	Number of Securities Underlying Options Granted
Name				Exercise Price	Expiration Date
						5%	10%
Clarence H. Thiesen	10,000	(2)	7%	$3.70	11-06-11	$23,300	$59,000
Andrejs K. Bunkse	—		—	—	—	—	—
Richard M. Kelley	—		—	—	—	—	—

(1)
Potential gains are net of the exercise price, but before taxes associated with the exercise. Amounts represent hypothetical gains that could be achieved for the respective options if exercised at the end of the option term. The assumed 5% and 10% rates of stock price appreciation are provided in accordance with SEC rules and do not represent our estimate or projection of the future price of our common stock. Actual gains, if any, on stock option exercises will depend upon the future market prices of our common stock.

(2)
The options were vested immediately upon grant.

Year-End Option Values

        The following table sets forth the number and value of stock options held by each listed officer as of the end of October 31, 2002. None of these officers exercised options during fiscal 2002.

FISCAL YEAR-END OPTION VALUES

	Number of Securities Underlying Unexercised Options at Fiscal Year-End			Value of Unexercised In-the-Money Options at Fiscal Year-End (1)
	Exercisable		Unexercisable	Exercisable	Unexercisable
Clarence H. Thiesen	18,000	(2)	—	$1,140	$—
Andrejs K. Bunkse	31,250		18,750	$4,725	$1,575
Richard M. Kelley (3)	—		—	$—	$—

(1)
Calculated based upon the closing price of our common stock as reported on the Nasdaq National Market on October 31, 2002 of $3.51 per share. The exercise prices of certain options held by our executive officers on October 31, 2002 were greater than $3.51 per share.

(2)
Mr. Thiesen received a portion of these options in his capacity as a non-employee director of our company prior to his serving as our Chief Executive Officer.

(3)
Mr. Kelley resigned as Chief Financial Officer and Treasurer effective October 4, 2002. Pursuant to a Severance Agreement and Release, all vested options were cancelled upon termination of his employment.

1997 Incentive Stock Plan

        We have adopted the 1997 Incentive Stock Plan, which authorizes the grant of options to purchase up to 4,000,000 shares of our common stock. As of January 13, 2003, 1,620,700 shares of common stock have been issued upon exercise of options granted under the plan, and there were outstanding options to acquire 942,160 shares of common stock under the plan. As of that date, an additional 1,437,140 shares of common stock were available for grant under the plan. The 1997 plan provides for the grant of incentive stock options or non-qualified stock options.

        Directors, officers, employees, and consultants of our company, as selected from time to time by our Board of Directors or the committee administering the 1997 plan, will be eligible to participate in the plan. The 1997 plan may be administered by different bodies with respect to directors, officers who are not directors, and employees who are neither directors nor officers of our company. Subject to certain limitations, the plan administrator has complete discretion to determine which individuals are eligible to receive awards under the plan, the form and vesting schedule of awards, the number of shares subject to each award, and the exercise price, the manner of payment and expiration date applicable to each award. Options that expire or become unexercisable for any reason without being exercised in full will become available for future grant under the 1997 plan. Under the terms of the 1997 plan, all options will expire.

  •
  on the date that is the earliest of 30 days after the holder's termination of employment with our company;

  •
  one year after the holder's death; or

  •
  10 years after the date of grant.

        The exercise price per share of an incentive stock option will be determined by the plan administrator at the time of grant, but in no event may be less than the fair market value of our common stock on the date of grant. Notwithstanding the foregoing, if an incentive stock option is granted to a participant who owns more than 10% of the voting power of all classes of stock of our company, the exercise price will be at least 110% of the fair market value of our common stock on the date of grant and the exercise period will not exceed five years from the date of grant. The plan administrator in its sole discretion will determine the exercise price per share of non-qualified stock options.

        The 1997 plan contains provisions that will proportionately adjust the number of shares of common stock underlying each outstanding option, the exercise price per share of such options, and the number of shares of common stock authorized for issuance under the plan but as to which no options have yet been granted in the event of any increase or decrease in the number of issued shares of common stock resulting from a stock split, stock dividend, combination, or reclassification of our common stock, or any other increase or decrease in the number of issued shares of our common stock effected without receipt of consideration by our company.

        In the event of a proposed dissolution or liquidation of our company each option will terminate immediately prior to the consummation of such proposed action, unless otherwise provided by our Board of Directors. Our Board of Directors may, in the exercise of its sole discretion in such instances, declare that any option will terminate as of a date fixed by the Board of Directors, and give each optionee the right to exercise outstanding options as to all or any part of the options, including shares as to which the option would not otherwise be exercisable. In the event of a proposed sale of all or substantially all of the assets of our company, or the merger of our company with or into another corporation, each option may be assumed or an equivalent option may be substituted by the successor corporation, or if such successor corporation does not assume the option or substitute an equivalent option, our Board of Directors may, in lieu of such assumption or substitute, provide the optionee the right to exercise the option as to all of the shares underlying the option, including shares as to which the option would not otherwise be exercisable. If our Board of Directors makes an option fully exercisable in lieu of assumption or substitution in the event of a merger or sale of assets, the Board will notify the optionee that the option will be fully exercisable for a period of 15 days from the date of such notice, and the option will terminate upon the expiration of such period.

        Our Board of Directors may amend or terminate the 1997 plan from time to time in such respects as the Board deems advisable. We will obtain stockholder approval of any amendment to the plan to the extent necessary and desirable to comply with Rule 16b-3 of the Securities Exchange Act or with Section 422 of the Internal Revenue Code. Any such amendment or termination of the plan will not affect options already granted and such options will remain in full force and effect as if the plan had not been amended or terminated, unless mutually agreed between the optionee and the Board of Directors.

Employment Contracts and Severance Agreements

        Clarence H. Thiesen entered into an employment agreement on December 20, 2001 to serve as our Chief Executive Officer. Mr. Thiesen's employment agreement was for a one-year term from October 1, 2001 to September 30, 2002, and provides for a base salary of $200,000 for this one-year term. Mr. Thiesen may be awarded an annual bonus at the discretion of the Board of Directors. If Mr. Thiesen's employment is terminated by our company without cause or for reason of disability or death, he is entitled to receive an amount equal to his base salary for the remainder of the term and any stock options vest immediately. Mr. Thiesen's agreement is terminable by us for cause. The agreement provides that Mr. Thiesen may not compete with our company during the term of his employment and for a period of six months following his retirement. In the event of termination of his employment, Mr. Thiesen has agreed not to compete with our company for the longer of (a) the period of time that we provide any compensation or benefits to Mr. Thiesen, or (b) six months. The agreement also provides that Mr. Thiesen is entitled to participate in any long-term incentive plan that we provide to our executives. Mr. Thiesen continues to serve as our Chief Executive Officer despite the fact that we have not formally extended his employment agreement beyond September 30, 2002. His current salary is $200,000.

        Andrejs K. Bunkse entered into an employment agreement on October 1, 1997 to serve as our General Counsel and Corporate Secretary through September 30, 2003. The employment agreement provides for a base salary of $160,000 per year and may be increased, but not decreased, at the discretion of the Board of Directors. Mr. Bunkse may be awarded an annual bonus at the discretion of the Board of Directors as described below. Mr. Bunkse's employment agreement is for a term of two years, and will automatically renew unless otherwise terminated. If Mr. Bunkse's employment is constructively terminated or terminated by us without cause, or if he elects to terminate his employment within 12 months of any change of control, he is entitled to receive an amount equal to two years of his base salary and immediate vesting of any stock options. If Mr. Bunkse's employment is terminated due to our decision not to renew the term of Mr. Bunkse's employment agreement, he is entitled to receive an amount equal to one year of his base salary and immediate vesting of any stock options. In the event of a change of control, the term of Mr. Bunkse's agreement will automatically extend for two years following the effective date of the change of control. Mr. Bunkse's employment is terminable by us for cause. The agreement provides that Mr. Bunkse may not compete with us during the term of his employment and for a period of two years after his retirement or other termination of his employment. The agreement also provides that Mr. Bunkse is entitled to participate in any long-term incentive plan that we provide to our executives.

        John Hewitt entered into an employment letter agreement on October 2, 2002 to serve as our Chief Financial Officer and Treasurer. The employment agreement provides for a base salary of $140,000 per year. In the event of a change of control, the 10,000 stock options that Mr. Hewitt was granted at the time of his hire will immediately vest.

        Richard M. Kelley entered into an employment agreement on February 28, 2001 to serve as our Chief Financial Officer and Treasurer. Mr. Kelley resigned as Chief Financial Officer and Treasurer as of October 4, 2002. He entered into a Severance Agreement and Release on October 4, 2002. Pursuant to this agreement, Mr. Kelley received a gross payment of $170,000. In addition, he received a gross payment of $30,000 in consideration for the cancellation of 100,000 stock options previously granted, and Mr. Kelley's agreement not to compete with our company through October 4, 2003.

Indemnification of Directors, Officers, Employees, and Agents

        We have adopted provisions in our bylaws that require us to indemnify our directors, officers, employees, and agents against expenses and certain other liabilities arising out of their conduct on behalf of our company to the maximum extent and under all circumstances permitted by law. Indemnification may not apply in certain circumstances to actions arising under the federal securities laws.

Compensation of Directors

        Directors who are full-time employees of our company receive no additional compensation for serving as directors. Non-employee directors receive a quarterly director's fee of $4,000 and reimbursement of expenses per board or committee meeting attended. Our Chairman, in recognition for the time and effort committed to our company, receives a monthly fee of $8,000. In addition, under our Incentive Stock Option Plan, each outside director receives a grant of 4,000 shares upon joining the Board of Directors and an annual grant of options to purchase 4,000 shares of common stock. The exercise price of the options is the fair market value of common stock on the date of grant, and each option has a term of ten years and becomes exercisable immediately.

Compensation Committee Interlocks and Insider Participation

        The Compensation Committee consists of Messrs. Lane, Hayes, Scharer, Blanchard, and Fedor. Mr. Scharer currently serves as Chairman.

        Mr. Fedor is a co-founder of our company and served as our Chief Executive Officer from 1994 until March 1998. On August 1, 1999, Mr. Fedor returned as interim Chief Executive Officer and served as such until October 2000. Mr. Fedor also served as President from 1994 until August 1, 1997.

        Mr. Blanchard is a co-founder of our company and served as our Director of Engineering from 1994 until his retirement in June 2001.

Item 12. Security Ownership Of Certain Beneficial Owners And Management and Related Stockholder Matters

        The following table sets forth certain information regarding beneficial ownership of our common stock as of January 13, 2003 for (i) all directors, our Chief Executive Officer, and our current and former executive officers listed in the Summary Compensation Table under "Item 11, Executive

Compensation," (ii) all directors and executive officers as a group, and (iii) each person known by us to beneficially own more than 5% of our outstanding shares of common stock.

Name of Beneficial Owner (1)	Number of Shares Beneficially Owned (2)(3)		Percent
Directors and Executive Officers:
Clarence H. Thiesen	453,000	(4)	3.9%
Frederick C. Lane	41,000	(5)	*
Richard T. Fedor	2,990,836	(6)	25.5%
Gerald R. Novotny	1,030,778	(7)	8.8%
Douglas M. Hayes	59,667	(8)	*
Charles W. Scharer	8,000	(9)	*
Vern D. Blanchard	1,049,555	(10)	8.9%
Richard M. Kelley	—		—
Andrejs K. Bunkse	50,000	(11)	*
All directors and executive officers as group (consisting of 9 current and 1 previous directors and officers)	5,682,836		48.0%
5% Stockholders:
Delta Partners, LLC	968,475	(12)	8.7%
Keane Capital Management, Inc.	607,480	(13)	5.4%

*
Less than 1%

(1)
Except as otherwise indicated, all persons listed can be reached at our company offices at 900 Sandhill Road, Reno, Nevada 89521.

(2)
Except as indicated, and subject to community property laws when applicable, the persons named in the table above have sole voting power and investment power with respect to all shares of common stock shown as beneficially owned by them.

(3)
The percentages shown are calculated based upon 11,727,439 shares of our common stock outstanding on January 13, 2003. The percentages shown include the shares of common stock that each named stockholder has the right to acquire within 60 days of January 13, 2003. In calculating the percentage of ownership, such shares are deemed to be outstanding for the purpose of computing the percentage of shares of common stock owned by such person, but not deemed to be outstanding for the purpose of computing the percentage of shares of common stock owned by any other stockholder.

(4)
Includes (i) 18,000 shares of common stock issuable upon the exercise of stock options, and (ii) 110,000 shares owned of record by Mr. Thiesen's wife, of which Mr. Thiesen disclaims beneficial ownership.

(5)
Includes 13,000 shares of common stock issuable upon the exercise of stock options.

(6)
Includes (i) 4,000 shares of common stock issuable upon the exercise of stock options and (ii) 1,021,255 shares owned of record by Mr. Fedor's wife and minor children, of which Mr. Fedor disclaims beneficial ownership of 900 shares of common stock owned by Mrs. Fedor and has shared dispositive power with Mrs. Fedor for the 1,020,325 shares held by their minor children.

(7)
Includes (a) 609,698 shares of common stock held by a family trust of which Mr. Novotny and his wife are co-trustees; (b) 413,080 shares of common stock held by an unaffiliated custodian for Mr. Novotny's minor son; and (c) 8,000 shares of common stock issuable upon exercise of stock options held by Mr. Novotny. Mr. Novotny has sole voting and dispositive power over the shares held in the family trust and has shared voting and dispositive power held by the unaffiliated custodian.

(8)
Includes 13,000 shares of common stock issuable upon the exercise of stock options.

(9)
Represents shares of common stock issuable upon the exercise of stock options.

(10)
Includes (i) 1,035,875 shares of our stock held by the CJB Family Trust, (ii) 8,000 shares of common stock issuable upon the exercise of stock options held by Mr. Blanchard and (iii) 13,480 shares of our stock held by Mr. Blanchard. Mr. Blanchard is the sole trustee of the CJB Family Trust and has sole voting power and dispositive power with respect to the common stock held by the trust.

(11)
Includes 37,500 shares of our stock issuable upon exercise of stock options.

(12)
Represents 968,475 shares of common stock beneficially owned by various entities under common control of Delta Partners, LLC. Delta Partners, LLC has shared voting and dispositive power over all such shares. The address of Delta Partners, LLC is One Financial Center, Suite 1600, Boston, Massachusetts 02116. Beneficial ownership information is based upon a Schedule 13G/A filed with the Securities and Exchange Commission as of July 29, 2002.

(13)
Represents 607,480 shares of common stock beneficially owned by various entities under common control of Keane Capital Management, Inc. Keane Capital has sole voting and dispositive power over all such shares. The address of Keane Capital Management, Inc. is 3420 Toringdon Way, Suite 350, Charlotte, North Carolina 28277. Beneficial ownership information is based upon a Schedule 13G filed with the Securities and Exchange Commission as of November 15, 2002.

Equity Compensation Plan Information

        The following table sets forth information with respect to our common stock that has been authorized for issuance under all of our equity compensation plans as of October 31, 2002.

Plan Category	(a) Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants, and Rights	(b) Weighted Average Exercise Price of Outstanding Options, Warrants, and Rights	(c) Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
Equity-Compensation Plans Approved by Stockholders	1,254,360	$3.24	1,616,940
Equity-Compensation Plans Not Approved by Stockholders	—	—	31,100	(1)

Total	1,254,360		1,648,040

(1)
Represents shares of restricted common stock that may be granted pursuant to our 2001 Restricted Stock Plan to our employees, consultants, or independent contractors who are not directors, officers, or 10% stockholders of our company. Under the plan, we have reserved for issuance 50,000 shares of restricted common stock and during 2001 and 2002 we issued 18,500 shares and 400 shares, respectively of restricted common stock.

Item 13. Certain Relationships And Related Transactions

        On February 8, 1999, we acquired BTC by entering into a Stock Purchase Agreement and Escrow Agreement with BTC and its stockholders: John A. Larsen, Keith A. Novotny, and Gerald R. Novotny. The consideration that we paid in connection with the acquisition was as follows: Siblings Partner's L.P., of which Gerald R. Novotny is the General Partner and Keith A. Novotny is the Initial Limited Partner, received 1,866,938 unregistered shares of our common stock, $5.9 million in cash, as well as $943,000 in unsecured promissory notes; Mr. Larsen individually received $2.9 million in cash and $3.7 million in unsecured promissory notes.

        In connection with the acquisition, the parties entered into certain ancillary documents, including, executive employment agreements and non-competition agreements with Gerald Novotny, Keith Novotny, and John Larsen, the Chairman and Chief Executive Officer, Chief Operating Officer, and President, respectively, of BTC. Gerald Novotny, Keith Novotny, and John Larsen also joined our Board of Directors. Keith Novotny and John Larsen have both subsequently resigned from our Board.

        In connection with the acquisition, BTC's stockholders made certain representations and warranties, and a portion of the purchase price was placed into escrow as security for the breach of any of these representations and warranties. During February 2000, we notified BTC's stockholders that we had certain claims for indemnification against them for breaches of representations and warranties from the acquisition. We estimated that our claims exceeded the amounts held in escrow, and we requested that no amounts in escrow be released pending a final determination of our claims. The escrow fund consisted of 373,387 shares of our common stock and approximately $2.0 million cash. BTC's stockholders delivered their objections to the escrow on February 24, 2000, objecting to all of our indemnification claims. The parties settled the claims on June 25, 2002, which resulted in payment to us from the escrow account. In a separate agreement, we prepaid certain note obligations to BTC's stockholders at a 9% discount rate.

        Mr. Held entered into a consulting agreement with us on June 13, 2001. Pursuant to the consulting agreement, Mr. Held will provide consulting services in exchange for payment of a single lump sum of $297,083, the equivalent of two years' salary, made in July 2001. Also pursuant to the consulting agreement, we will reimburse Mr. Held and certain dependants for health insurance coverage according to certain limitations, and Mr. Held has agreed to not compete with our company through June 13, 2003. Mr. Held resigned as a member of our Board of Directors as of October 31, 2002.

Item 14. Controls and Procedures

        Based on their evaluation, as of a date within 90 days prior to the date of the filing of this report, of the effectiveness of our disclosure controls and procedures, our Chief Executive Officer and Chief Financial Officer have each concluded that our disclosure controls and procedures are effective and sufficient to ensure that we record, process, summarize, and report information required to be disclosed by us in our periodic reports filed under the Securities Exchange Act within the time periods specified by the Securities and Exchange Commission's rules and forms. Subsequent to the date of their evaluation, there have not been any significant changes in our internal controls or in other factors that could significantly affect these controls, including any corrective action with regard to significant deficiencies and material weaknesses.

PART IV

Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

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

(b)
Reports on Form 8-K

None.

(c)
Exhibits

Exhibit Number	Description of Exhibit
2.1	Stock Purchase Agreement dated February 8, 1999 by and among the Registrant, Bingo Technologies Corporation, and the Stockholders and Indemnitors named therein (1)
3.1	Certificate of Incorporation of the Registrant, as amended (2)
3.2	Bylaws of the Registrant (2)
4.1	GameTech International, Inc. Registration Rights Agreement (3)
4.2	Specimen Common Stock Certificate (4)
10.1	GameTech International, Inc. 1997 Incentive Stock Plan (2)
10.6	Distribution Agreement dated November 1, 1999 between the Registrant and Trend Gaming Systems (5)
10.15	GameTech International, Inc. 2001 Restricted Stock Plan (6)
10.16	Lease Agreement dated November 18, 1999 between the Registrant and Cypress Corporate Services, including addendum to lease and first amendment dated April 17, 2000 (5)
10.17	Revolving Line of Credit dated August 19, 1998 between the Registrant and Wells Fargo Bank, N.A. (5)
10.18	Letter Amendment to Revolving Line of Credit dated April 1, 2000 by and among the Registrant, Bingo Technologies Corporation, and Wells Fargo Bank, N.A. (5)
10.19	Letter Amendment to Revolving Line of Credit dated April 2, 2001 by and among the Registrant, Bingo Technologies Corporation, and Wells Fargo Bank, N.A. (5)
10.20	Employment Agreement dated December 20, 2001 between the Registrant and Clarence Thiesen (5)
10.21	Employment Agreement dated February 28, 2001 between the Registrant and Richard Kelley (5)
10.22	Employment Agreement dated October 1, 1997 between the Registrant and Andrejs K. Bunkse (5)
10.23	Letter Amendment dated April 2, 2002 between Wells Fargo Bank, N.A., the Registrant, and Bingo Technologies Corporation amending the letter agreement between the parties dated August 19, 1998, together with Revolving Line of Credit Note dated April 2, 2002.
21	List of Subsidiaries
23.1	Consent of Ernst & Young LLP
99.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

(5)
Incorporated by reference to the Registrant's Annual Report on Form 10-K for the fiscal year ended October 31, 2001 as filed with the Commission on or about January 29, 2002.

(6)
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

GAMETECH INTERNATIONAL, INC.
Dated: January 29, 2003	By:	/s/ CLARENCE H. THIESEN Clarence H. Thiesen Chief Executive Officer (Principal Executive Officer)

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ FREDERICK C. LANE Frederick C. Lane	Chairman of the Board of Directors	January 29, 2003
/s/ CLARENCE H. THIESEN Clarence H. Thiesen	Chief Executive Officer and Director (Principal Executive Officer)	January 29, 2003
/s/ JOHN P. HEWITT John P. Hewitt	Chief Financial Officer (Principal Financial Officer)	January 29, 2003
/s/ ANN D. MCKENZIE Ann D. McKenzie	Corporate Controller (Principal Accounting Officer)	January 29, 2003
/s/ RICHARD T. FEDOR Richard T. Fedor	Vice-Chairman of the Board of Directors	January 29, 2003
/s/ DOUGLAS M. HAYES Douglas M. Hayes	Director	January 29, 2003
/s/ GERALD R. NOVOTNY Gerald R. Novotny	Director	January 29, 2003

/s/ CHARLES W. SCHARER Charles W. Scharer	Director	January 29, 2003
/s/ VERN D. BLANCHARD Vern D. Blanchard	Director	January 29, 2003

EXHIBIT INDEX

Exhibit Number	Description of Exhibit
2.1	Stock Purchase Agreement dated February 8, 1999 by and among the Registrant, Bingo Technologies Corporation, and the Stockholders and Indemnitors named therein (1)
3.1	Certificate of Incorporation of the Registrant, as amended (2)
3.2	Bylaws of the Registrant (2)
4.1	GameTech International, Inc. Registration Rights Agreement (3)
4.2	Specimen Common Stock Certificate (4)
10.1	GameTech International, Inc. 1997 Incentive Stock Plan (2)
10.6	Distribution Agreement dated November 1, 1999 between the Registrant and Trend Gaming Systems (5)
10.15	GameTech International, Inc. 2001 Restricted Stock Plan (6)
10.16	Lease Agreement dated November 18, 1999 between the Registrant and Cypress Corporate Services, including addendum to lease and first amendment dated April 17, 2000 (5)
10.17	Revolving Line of Credit dated August 19, 1998 between the Registrant and Wells Fargo Bank, N.A. (5)
10.18	Letter Amendment to Revolving Line of Credit dated April 1, 2000 by and among the Registrant, Bingo Technologies Corporation, and Wells Fargo Bank, N.A. (5)
10.19	Letter Amendment to Revolving Line of Credit dated April 2, 2001 by and among the Registrant, Bingo Technologies Corporation, and Wells Fargo Bank, N.A. (5)
10.20	Employment Agreement dated December 20, 2001 between the Registrant and Clarence Thiesen (5)
10.21	Employment Agreement dated February 28, 2001 between the Registrant and Richard Kelley (5)
10.22	Employment Agreement dated October 1, 1997 between the Registrant and Andrejs K. Bunkse (5)
10.23	Letter Amendment dated April 2, 2002 between Wells Fargo Bank, N.A., the Registrant, and Bingo Technologies Corporation amending the letter agreement between the parties dated August 19, 1998, together with Revolving Line of Credit Note dated April 2, 2002.
21	List of Subsidiaries
23.1	Consent of Ernst & Young LLP
99.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

(5)
Incorporated by reference to the Registrant's Annual Report on Form 10-K for the fiscal year ended October 31, 2001 as filed with the Commission on or about January 29, 2002.

(6)
Incorporated by reference to the Registrant's Registration Statement on Form S-8 (Registration No. 333-72886) as filed with the Commission on or about November 7, 2001.

CERTIFICATION

        I, Clarence H. Thiesen, certify that:

          1.    I have reviewed this annual report on Form 10-K of GameTech International, Inc.;

          2.    Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

          3.    Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations, and cash flows of the registrant as of, and for, the periods presented in this annual report;

          4.    The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

            a)    Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

            b)    Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

            c)    Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

          5.    The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

            a)    All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize, and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

            b)    Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

          6.    The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: January 29, 2003

/s/ CLARENCE H. THIESEN Clarence H. Thiesen Chief Executive Officer (Principal Executive Officer)

CERTIFICATION

        I, John P. Hewitt, certify that:

          1.    I have reviewed this annual report on Form 10-K of GameTech International, Inc.;

          2.    Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

          3.    Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations, and cash flows of the registrant as of, and for, the periods presented in this annual report;

          4.    The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

            a)    Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

            b)    Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

            c)    Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

          5.    The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

            a)    All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize, and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

            b)    Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

          6.    The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: January 29, 2003

/s/ JOHN P. HEWITT John P. Hewitt Chief Financial Officer (Principal Financial Officer)

GameTech International, Inc.

Consolidated Financial Statements

Years ended October 31, 2000, 2001 and 2002

Contents

Report of Ernst & Young LLP, Independent Auditors

The Board of Directors and Stockholders
GameTech International, Inc.

        We have audited the accompanying consolidated balance sheets of GameTech International, Inc. as of October 31, 2001 and 2002, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended October 31, 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

        In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of GameTech International, Inc. at October 31, 2001 and 2002 and the consolidated results of its operations and its cash flows for each of the three years in the period ended October 31, 2002, in conformity with accounting principles generally accepted in the United States.

                      Ernst & Young LLP

Reno, Nevada
December 9, 2002

GameTech International, Inc.

Consolidated Balance Sheets

(in thousands, except share and per share amounts)

	October 31,
	2001	2002
Assets:
Current assets:
Cash and cash equivalents	$10,131	$4,233
Short-term investments	2,824	5,045
Accounts receivable, less allowance for doubtful accounts of $2,772 in 2001 and $2,342 in 2002	4,079	3,906
Deposits	610	610
Refundable income taxes	1,198	3,888
Prepaid expenses and other current assets	749	433
Deferred income taxes	3,308	2,278

Total current assets	22,899	20,393
Bingo units, furniture and equipment, net	15,913	21,620
Goodwill, less accumulated amortization of $5,029 in 2001 and 2002	15,437	14,960
Intangibles and other non-current assets, less accumulated amortization of $2,140 in 2001 and $2,028 in 2002	1,427	1,128

Total assets	$55,676	$58,101

Liabilities and stockholders' equity:
Current liabilities:
Accounts payable	$674	$914
Accrued payroll and related obligations	2,129	805
Acquisition related accrued liabilities	200	41
Other accrued liabilities	2,398	2,058
Current portion of long-term debt	1,034	13

Total current liabilities	6,435	3,831
Long-term debt	1,361	—
Non-current employment obligations	370	432
Deferred income taxes	926	3,348
Commitments and contingencies
Stockholders' equity:
Common stock: $.001 par value; 40,000,000 shares authorized; 12,701,839 shares issued in 2001 and 13,090,764 in 2002	13	13
Capital in excess of par value	44,543	45,716
Retained earnings	10,124	12,857
Less: treasury stock, at cost: 1,855,325 shares in 2001 and 2002	(8,096)	(8,096)

Total stockholders' equity	46,584	50,490

Total liabilities and stockholders' equity	$55,676	$58,101

See accompanying notes.

GameTech International, Inc.

Consolidated Statements of Operations

(in thousands, except share and per share amounts)

	Year ended October 31,
	2000	2001	2002
Revenue	$49,695	$48,536	$48,861
Cost of revenue	16,011	22,185	19,555

Gross profit	33,684	26,351	29,306
Operating expenses:
General and administrative	12,223	14,995	9,535
Sales and marketing	12,680	14,400	13,245
Research and development	1,938	2,780	2,098

Total operating expenses	26,841	32,175	24,878

Income (loss) from operations	6,843	(5,824)	4,428
Interest and other income (expense), net	326	144	(7)

Income (loss) before provision for income taxes	7,169	(5,680)	4,421
Provision for (benefit from) income taxes	3,513	(1,285)	1,688

Net income (loss)	$3,656	$(4,395)	$2,733

Basic net income (loss) per share	$.33	$(.41)	$.25

Diluted net income (loss) per share	$.30	$(.41)	$.23

Shares used in the calculation of net income (loss) per share:
Basic	11,202,883	10,623,068	11,150,064

Diluted	12,063,654	10,623,068	12,012,514

See accompanying notes.

GameTech International, Inc.

Consolidated Statements of Stockholders' Equity

(in thousands, except share amounts)

	Common Stock				Treasury stock
			Capital in excess of par value	Retained Earnings
	Shares	Amount			Shares	Amount	Total
Balances at October 31, 1999	12,284,323	$12	$43,418	$10,863	774,500	$(2,869)	$51,424
Issuance of common stock upon exercise of stock options	86,900	—	123	—	—	—	123
Repurchase of common stock for treasury	—	—	—	—	1,066,225	(5,173)	(5,173)
Net income	—	—	—	3,656	—	—	3,656

Balances at October 31, 2000	12,371,223	12	43,541	14,519	1,840,725	(8,042)	50,030
Issuance of common stock upon exercise of stock options	312,116	1	567	—	—	—	568
Restricted stock issued to employees	18,500	—	50	—	—	—	50
Tax benefit from stock option exercises	—	—	385	—	—	—	385
Repurchase of common stock for treasury	—	—	—	—	14,600	(54)	(54)
Net loss	—	—	—	(4,395)	—	—	(4,395)

Balances at October 31, 2001	12,701,839	13	44,543	10,124	1,855,325	(8,096)	46,584
Issuance of common stock upon exercise of stock options	388,525	—	1,172	—	—	—	1,172
Restricted stock issued to employees	400	—	1	—	—	—	1
Net income	—	—	—	2,733	—	—	2,733

Balances at October 31, 2002	13,090,764	$13	$45,716	$12,857	1,855,325	$(8,096)	$50,490

See accompanying notes.

GameTech International, Inc.

Consolidated Statements of Cash Flows

(in thousands)

	Year ended October 31,
	2000	2001	2002
Cash flows from operating activities:
Net income (loss)	$3,656	$(4,395)	$2,733
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation, amortization and obsolescence	10,385	12,882	9,082
Employee share grant	—	50	1
Deferred income taxes	22	(912)	3,452
Changes in operating assets and liabilities:
Accounts receivable, net	(1,187)	760	173
Deposits	(459)	(4)	(509)
Refundable income taxes	(947)	134	(2,690)
Prepaid expenses and other current assets	66	(342)	61
Other non-current assets	—	—	(450)
Accounts payable	923	(799)	240
Accrued payroll and related obligations	148	989	(1,324)
Acquisition related accrued liabilities	(244)	(108)	(159)
Other accrued liabilities	1,422	422	(340)
Income taxes payable	(107)	—	—
Non-current employment obligations	277	93	62

Net cash provided by operating activities	13,955	8,770	10,332
Cash flows from investing activities:
Decrease (increase) in short-term investments	3,074	937	(2,221)
Capital expenditures for bingo units, furniture and equipment	(9,614)	(3,030)	(12,942)
Proceeds from Bingo Technologies Corporation escrow account	—	—	477
Intangible assets	(1,290)	—	(334)

Net cash used in investing activities	(7,830)	(2,093)	(15,020)
Cash flows from financing activities:
Proceeds from short-term borrowings from bank	4,019	2,327	—
Payments on short-term notes payable and borrowings from bank	(4,019)	(2,327)	—
Payments on long-term debt	(1,155)	(1,019)	(2,382)
Payments for buy out of distributorship agreement	(345)	(170)	—
Proceeds from sales of common stock	123	568	1,172
Payments for repurchase of common stock for treasury	(5,173)	(54)	—

Net cash used in financing activities	(6,550)	(675)	(1,210)

Net increase (decrease) in cash and cash equivalents	(425)	6,002	(5,898)
Cash and cash equivalents at beginning of year	4,554	4,129	10,131

Cash and cash equivalents at end of year	$4,129	$10,131	$4,233

Supplemental disclosure of cash flow information:
Cash paid for interest	$46	$72	$120

Cash paid for income taxes	$4,404	$473	$1,358

Supplemental schedule of non-cash transactions:
Acquisition of capitalized software in exchange for note payable	$525	$—	$—

Tax benefit from stock option exercises	$—	$385	$—

See accompanying notes.

GameTech International, Inc.

Notes to Consolidated Financial Statements

October 31, 2000, 2001 and 2002

1. Business and Summary of Significant Accounting Policies

Description of Business

        GameTech International, Inc. (the "Company") was incorporated in Delaware on April 18, 1994. The Company operates in a single business segment and designs, develops, and markets interactive electronic bingo systems consisting of hand-held and fixed based units under contractual arrangements with terms generally ranging from month-to-month to three years with bingo hall customers. All inter-company accounts and transactions have been eliminated.

Use of Estimates

        The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Cash and Cash Equivalents

        The Company considers all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents.

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

Bingo Units, Furniture, and Equipment

        Bingo units, furniture and equipment are stated at cost and depreciated using the straight-line method over the estimated useful lives of the assets. The estimated useful lives are as follows:

Bingo units	3-5 years
Office furniture and equipment	5-7 years
Leasehold improvements	10 years

        The Company provides reserves for excess or obsolete bingo units on hand, which are not expected to be used. The reserves are based upon several factors, including estimated forecast of bingo unit demand for placement into halls.

Supplier Dependence

        Certain of the Company's bingo units are purchased from only one supplier. Any interruption in this supply source could impact the Company's ability to meet customer demand and in turn adversely affect future operating results.

Goodwill

        The Company is required to perform an annual goodwill impairment review, and depending upon the results of that measurement, the recorded goodwill may be written down and charged to income from operations when its carrying amount exceeds its estimated fair value. In addition, the Company assesses the impairment of goodwill whenever events or changes in circumstances indicate that the carrying value may not be recoverable, such as a significant adverse change in legal factors or in the business climate, an adverse action or assessment by a regulator, unanticipated competition, or a loss of key personnel.

Long-Lived Assets

        The Company has adopted the provisions of the Statement of Financial Accounting Standards ("SFAS") No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of. SFAS No. 121 requires impairment losses to be recognized for long-lived assets and identifiable intangibles, other than goodwill, used in operations when indicators of impairment are present and the estimated undiscounted cash flows are not sufficient to recover the assets' carrying amount. The impairment loss is measured by comparing the fair value of the asset to its carrying amount.

Revenue Recognition

        Revenue is recognized for bingo units placed in bingo halls under contracts based on: (a) a fixed fee per use per session, (b) a fixed weekly fee per unit, or (c) a percentage of the revenue generated by each unit. Revenue recognition is a key component of the Company's results of operations, and determines the timing of certain expenses, such as commissions and royalties. The Company recognizes revenue when all of the following factors exist (a) evidence of an arrangement with the customer; (b) play or availability of the bingo units; (c) a fixed or determinable fee; and (d) collectibility is reasonably assured.

Allowance for Doubtful Accounts

        The Company estimates the possible losses resulting from non-payment of outstanding accounts receivable. The Company's customer base consists primarily of entities operating in charitable, Native American, and commercial bingo halls located throughout the United States. In some jurisdictions, the billing and collection function is performed as part of a distributor relationship, and in those instances, the Company maintains allowances for possible losses resulting from non-payment by both the customer and distributor. The Company performs ongoing evaluations of customers and distributors for credit worthiness, economic trends, changes in customer payment terms, and historical collection experience when evaluating the adequacy of its allowance for doubtful accounts. The Company also reserves a percentage of accounts receivable based on aging category. In determining these percentages, the Company reviews historical write-offs of receivables, payment trends, and other available information.

Advertising Costs

        Advertising costs are expensed as incurred. Advertising costs during the fiscal years 2000, 2001, and 2002 were not material.

Stock Based Compensation

        The Company has adopted the disclosure provision for stock-based compensation of SFAS No. 123, Accounting for Stock-Based Compensation, but continues to account for such items using the intrinsic value method as outlined under Accounting Principles Board ("APB") Opinion No. 25, Accounting for Stock Issued to Employees. Under APB 25, when the exercise price of the Company's employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized.

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

Concentrations of Credit Risk

        Financial instruments, which potentially subject the Company to concentration of credit risk, consist primarily of cash and cash equivalents, short-term investments, and trade receivables. Cash equivalents and short-term investments are investment-grade, short-term debt instruments, primarily treasury bills, mortgage-backed securities, and money market accounts, all of which are maintained with high credit quality financial institutions. Cash and cash equivalents are in excess of Federal Deposit Insurance Corporation ("FDIC") insurance limits.

        No single customer comprised more than ten percent of the Company's total revenue during fiscal years 2000, 2001 and 2002. However, the Company conducts a substantial amount of its business through distributor relationships, many of which act as a collection agent.

Fair Values of Financial Instruments

        The carrying amounts reported in the consolidated balance sheets for cash and cash equivalents, short-term investments, accounts receivable, accounts payable, and accrued liabilities approximate fair value because of the immediate or short-term maturity of these financial instruments.

Reclassifications

        Certain amounts in the prior year's financial statements have been reclassified to conform with 2002 presentation.

New Accounting Pronouncement

        In October 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 144, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of. SFAS

No. 144 retains many of the fundamental recognition and measurement provisions of the superseded SFAS No. 121, impairment pronouncement. The new standard resolves implementation issues in relation to goodwill and cash flow estimations for long-lived assets to be held and used. The new standard is effective for fiscal years beginning after December 15, 2001. The Company believes the adoption of the standard will not have a material impact on its financial position or results of operations.

2. Goodwill and Intangibles

        In June 2001, the FASB issued SFAS No. 142, Goodwill and Other Intangible Assets, effective for fiscal years beginning after December 15, 2001. Under the new rules, goodwill will no longer be systematically amortized, but will be reviewed for impairment each year and, depending upon the results of that measurement, the recorded goodwill may be written down and charged to income from operations when its carrying amount exceeds its estimated fair value. Amortization is still required for identifiable intangible assets with finite lives. The Company elected to early-adopt the statement at the beginning of fiscal 2002, discontinuing amortization of goodwill.

        Goodwill, resulting primarily from the February 1999 acquisition of Bingo Technologies Corporation ("BTC"), was being amortized on a straight-line basis over twelve years and amounted to $15,437,000 and $14,960,000, net of accumulated amortization, at October 31, 2001 and 2002, respectively. Goodwill amortization expense in fiscal years 2000, 2001 and 2002 was $1,779,000, $1,732,000 and $0, respectively. The Company assessed the value of its goodwill as of November 1, 2001 and July 31, 2002 (its annual review date) and concluded there was no goodwill impairment.

        In accordance with SFAS No. 142, the current year results reflect no amortization of goodwill. A reconciliation of previously reported income and earnings per share for the comparative periods adjusted for the exclusion of goodwill amortization is as follows (in thousands, except per share amounts):

	October 31,
	Year Ended
	2000	2001	2002
Reported net income (loss)	$3,656	$(4,395)	$2,733
Add back: Goodwill amortization	1,779	1,732	—

Adjusted net income (loss)	$5,435	$(2,663)	$2,733

Basic earnings (loss) per share:
Reported net income (loss)	$0.33	$(0.41)	$0.25
Add back: Goodwill amortization	0.16	0.16	—

Adjusted basic earnings (loss) per share	$0.49	$(0.25)	$0.25

        Other intangibles, consisting of capitalized software, distribution agreements and copyrights are being amortized over the respective useful lives of the assets ranging from three to five years. Amortization expense related to the other intangibles in fiscal years 2000, 2001 and 2002 was $775,000, $744,000 and $828,000, respectively.

        Estimated aggregate amortization expense for intangible assets subject to amortization as of October 31, 2002 is as follows:

2003	$360,000
2004	186,000
2005	107,000
2006	2,000

$655,000

3. Bingo Units, Furniture and Equipment

        Bingo units, furniture and equipment consist of the following (in thousands):

	October 31,
	2001	2002
Bingo units and related support equipment	$27,983	$37,467
Raw materials	1,774	966
Office furniture and equipment	3,927	3,103
Leasehold improvements	360	526

	34,044	42,062
Less accumulated depreciation and amortization	18,131	20,442

	$15,913	$21,620

        Depreciation for bingo units is applied over three- and five-year periods. Units on-hand that are not expected to be re-used are reserved for as excess or obsolete.

        Depreciation expense during the fiscal years ended October 31, 2000, 2001 and 2002 amounted to approximately $5.6 million, $6.7 million and $6.7 million, respectively. In addition, during the fiscal years ended October 31, 2000, 2001 and 2002, respectively, the Company reserved $900,000, $2.6 million and $0 for bingo units not expected to be re-used.

        Office furniture and equipment includes assets under capital leases amounting to $38,000 and $1,000 at October 31, 2001 and 2002, respectively, net of accumulated amortization of $310,000 and $13,000, respectively.

4. Credit Agreements

        Effective April 2, 2002, the Company renewed its revolving line-of-credit agreement with a bank. The maximum amount available under the terms of the agreement is $10.0 million, and borrowings bear interest based on the bank's prime rate or London InterBank Offered Rate ("LIBOR") plus 2.0 percent, at the Company's option. Interest is payable monthly and the agreement expires on April 2, 2003. The agreement is secured by substantially all of the Company's assets. The agreement contains certain restrictive covenants, which among other things require that specified financial balances and ratios be maintained, quarterly profitability be maintained, and restrict the payment of dividends and the incurrence of additional indebtedness. The Company has received a waiver from the bank for non-compliance with the quarterly profitability requirement. At October 31, 2001 and 2002, there was no outstanding balance under the line-of-credit.

5. Long-Term Debt

        Long-term debt consisted of the following (in thousands):

	October 31,
	2001	2002
$3.7 million zero interest note payable to a BTC stockholder, discounted at 5.5 percent per annum with monthly principal and interest payments of $61,000. The balance was paid in 2002.	$1,609	$—
$943,000 zero interest note payable to a BTC stockholder, discounted at 5.5 percent per annum with monthly principal and interest payments of $16,000. The balance was paid in 2002.	412	—
Obligations under capital leases	42	13
Other	332	—

	2,395	13
Less amounts due within one year	1,034	13

	$1,361	$—

        Aggregate contractual future principal payments of long-term debt for the years following October 31, 2002 are $13,000 in fiscal year 2003.

6. Commitments and Contingencies

Leases

        The Company leases administrative and manufacturing facilities and certain equipment under non-cancelable operating leases. Rent expense during fiscal years ended October 31, 2000, 2001 and 2002 amounted to approximately $645,000, $802,000 and $631,000, respectively.

        Future minimum lease payments under these leases as of October 31, 2002 are as follows:

2003	$677,000
2004	583,000
2005	551,000
2006	549,000
2007	549,000
Thereafter	1,570,000

$4,479,000

Litigation

        The Company is in litigation with a former distributor in Texas in which each party is seeking damages from the other resulting from alleged mutual material breaches and resultant termination of the related distributor agreement. As a result of the termination of the agreement during the Company's fourth quarter, the Company fully reserved its existing accounts receivable from the distributor at October 31, 2002. Certain monies received by the distributor and owed to the Company have been placed in a bank account subject to the court's control. Subsequent collections by the distributor, if any, against accounts receivable existing at the contract termination date will also be placed in that account. In addition, the Company has posted a $450,000 deposit with the court, which is included in other non-current assets on the accompanying consolidated balance sheet. The disposition of the funds (monies held in the bank account and the Company's deposit) is pending the outcome of the litigation. The Company has not accrued any liability at October 31, 2002 for this matter.

        The Company is involved in various other legal proceedings arising out of its operations in the ordinary course of its business. The Company does not believe that any of these proceedings will have a material adverse effect on its business, financial condition, or results of operations beyond the amounts recorded in the accompanying consolidated financial statements. At October 31, 2001 and 2002, the Company has recorded $1.1 million and $130,000, respectively, in current liabilities for the estimated settlement of specific lawsuits. However, if settlement is not reached and the lawsuits proceed to trial, an unfavorable outcome could have a material adverse effect on the Company's financial position and results of operations.

7. Stockholders' Equity

Stock Options

        In August 1997, the Company adopted the 1997 Incentive Stock Plan (the "1997 Plan"). Under the 1997 Plan, either incentive stock options ("ISO's") or nonqualified stock options ("NSO's") may be granted to employees, directors, and consultants to purchase the Company's common stock at an exercise price determined by the Board of Directors on the date of grant. ISO's may be granted only to employees at an exercise price that equals or exceeds the fair value of such shares on the date such option is granted. The options generally have a term of ten years and vesting periods are determined at the discretion of the Board of Directors. The Company has reserved 4,000,000 shares of common stock for issuance under the 1997 Plan, which included options granted during the twelve months immediately preceding the adoption of the 1997 Plan. As of October 31, 2002, options to purchase 1,254,360 shares of common stock were outstanding at exercise prices ranging from $0.16 to $6.00 per share under the 1997 Plan. In addition, as of October 31, 2002, 1,616,940 shares of common stock were available for future grants under the 1997 Plan.

        Pro forma information regarding net income and earnings per share is required by SFAS No. 123, and has been determined as if the Company had accounted for its employee stock options under the fair value method of that statement. The fair value for these options was estimated at the date of grant using a Black-Scholes pricing model with the following assumptions:

	Year ended October 31,
	2000	2001	2002
Risk-free interest rate	6.00%	4.30%	4.10%
Dividend yield	0%	0%	0%
Expected volatility	0.749%	0.789%	0.712%
Expected life	8 years	8 years	8 years

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

        For the purpose of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting periods. The Company's pro forma information follows:

	Year ended October 31,
	2000	2001	2002
Pro forma net income (loss)	$3,106,000	$(5,164,000)	2,137,000
Pro forma net income (loss) per basic share	0.28	(0.49)	0.19
Pro forma net income (loss) per diluted share	0.26	(0.49)	0.18

        A summary of the Company's stock option activity and related information is presented below:

	Year ended October 31,
	2000		2001		2002
	Number of Shares (Options)	Weighted- Average Exercise Price	Number of Shares (Options)	Weighted- Average Exercise Price	Number of Shares (Options)	Weighted- Average Exercise Price
Outstanding at beginning of year	1,754,441	$2.64	1,849,826	$3.02	1,938,160	$3.34
Granted	255,285	5.35	466,500	3.67	212,500	3.98
Forfeited	(73,000)	4.05	(66,050)	3.99	(507,775)	4.09
Exercised	(86,900)	1.42	(312,116)	1.82	(388,525)	3.02

Outstanding at end of year	1,849,826	$3.02	1,938,160	$3.34	1,254,360	$3.24

Exercisable at end of year	1,217,701	$2.57	1,375,287	$3.20	1,012,940	$3.08

Weighted average fair value of options granted during the year		$4.06		$2.85		$3.03

        The following table summarizes information regarding stock options outstanding and exercisable as of October 31, 2002:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number	Weighted- Average Remaining Contractual Life	Weighted- Average Exercise Price	Number	Weighted- Average Exercise Price
$0.16	2,500	3.59	$0.16	2,500	$0.16
$1.00 – $1.10	492,000	4.01	1.02	492,000	1.02
$2.88 – $4.00	337,075	7.70	3.66	161,530	3.63
$4.13 – 6.00	422,785	6.37	5.51	356,910	5.70

	1,254,360	5.79	$3.24	1,012,940	$3.08

Restricted Stock Plan

        On October 4, 2001, the Company adopted the 2001 Restricted Stock Plan (the "2001 Plan"). Under the 2001 Plan, the Company authorizes the granting of restricted stock to employees who are not officers or directors, consultants, and independent contractors. The Company has reserved 50,000 shares of common stock for grant under the 2001 Plan, which included 18,500 shares and 400 shares granted on October 4, 2001 and June 30, 2002, respectively. Based on the market price of the Company's shares at that date, compensation expense of $50,000 and $1,000 was recorded on October 4, 2001 and June 30, 2002, respectively.

8. Income Taxes

        The income tax provisions (benefit) consist of the following (in thousands):

	Year ended October 31,
	2000	2001	2002
Current:
Federal	$2,927	$(309)	$(1,731)
State	564	(64)	(33)
Deferred:
Federal	19	(848)	3,234
State	3	(64)	218

	$3,513	$(1,285)	$1,688

        The significant components of the Company's deferred income tax assets and liabilities at October 31, 2001 and 2002 are as follows (in thousands):

	October 31, 2002
	Current	Non-Current
Deferred income tax assets:
Amortization of intangible assets	$—	$832
Various accruals	2,278	—

Total deferred income tax assets	2,278	832
Deferred income tax liability:
Depreciation	—	(4,180)

Net deferred income tax asset (liability)	$2,278	$(3,348)

	October 31, 2001
	Current	Non-Current
Deferred income tax assets:
Amortization of intangible assets	$—	$725
Various accruals	3,308	—

Total deferred income tax assets	3,308	725
Deferred income tax liability:
Depreciation	—	(1,651)

Net deferred income tax asset (liability)	$3,308	$(926)

        The differences between the Company's provision for income taxes as presented in the accompanying statements of operations and provision for income taxes computed at the federal statutory rate is comprised of the items shown in the following table as a percentage of pre-tax earnings:

	Year ended October 31,
	2000	2001	2002
Income tax provision at the statutory rate	34.0%	(34.0%)	34.0%
State income taxes, net of federal benefit	5.2	(1.5)	2.3
Goodwill amortization	8.3	10.4	—
Other, net	1.5	2.5	1.9

	49.0%	(22.6%)	38.2%

9. Other Accrued Liabilities

        Other accrued liabilities consist of (in thousands):

	October 31,
	2001	2002
Estimated legal settlements	$691	$130
Accrued legal fees	208	611
Accrued distributor commissions	841	517
Deferred revenue	133	267
Other	525	533

	$2,398	$2,058

10. Net Income (Loss) Per Share

        A reconciliation of the shares used in the basic and fully diluted net income (loss) per share calculations is:

	Year ended October 31,
	2000	2001	2002
Basic	11,202,883	10,623,068	11,150,064
Effect of dilutive securities:
Stock options	860,771	—	862,450

Diluted	12,063,654	10,623,068	12,012,514

        Employee stock options to purchase approximately 401,000 shares in fiscal 2002 and 413,000 shares in fiscal 2000 were outstanding, but were not included in the computation of diluted earnings per share because the exercise price of the stock options was greater than the average share price of the common shares and, therefore, the effect would have been antidilutive.

11. Valuation and Qualifying Accounts (in thousands)

		Additions	Deductions
Description	Balance at beginning of period	Charged to costs and expenses	(Write-offs, net of collections)	Balance at end of period
Year ended October 31, 2000:
Deducted from asset accounts:
Allowance for doubtful accounts	$503	$1,308	$(476)	$1,335
Year ended October 31, 2001:
Deducted from asset accounts:
Allowance for doubtful accounts	$1,335	$2,438	$(1,001)	$2,772
Year ended October 31, 2002:
Deducted from asset accounts:
Allowance for doubtful accounts	$2,772	$654	$(1,084)	$2,342

12. Subsequent Event

        On November 6, 2002, the Company acquired certain assets of International Gaming Systems, Inc. ("IGS") for a cash price of $3.4 million. A portion of the purchase price is being held in escrow pending (a) satisfactory transfer of certain of IGS' customer contracts to the Company; (b) satisfaction of certain debt obligations of IGS; (c) verification of the number of bingo units acquired; and (d) verification of certain warranties and representations of IGS. Among other things, the acquisition added approximately 20 new bingo halls with approximately 1,400 fixed-base bingo units to the Company's operations, principally in Mississippi and New York. The acquisition will be accounted for as a purchase of a business in accordance with SFAS No. 141, Business Combinations. The Company is in the process of determining the appropriate purchase price allocation.

13. Quarterly Financial Information (Unaudited)

        Summarized unaudited quarterly financial information for the years 2002 and 2001 are noted below (in thousands, except per share amounts):

	Fiscal year 2002
	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
Net revenue	$11,851	$12,106	$12,496	$12,408
Gross margin	6,888	7,570	7,660	7,188
Income (loss) from operations	1,469	1,770	1,720	(531)
Net income (loss)	913	1,111	1,094	(385)
Basic net income (loss) per share	.08	.10	.10	(.03)
Diluted net income (loss) per share	.08	.10	.09	(.03)

        During the fourth quarter ended October 31, 2002, the Company recorded the following expenses:

  •
  $630,000 was charged to general and administrative expenses to fully reserve the receivables from a terminated distributor.

  •
  Certain Company management personnel resigned and were extended severance packages. Under these packages, a total of $480,000 was paid by the Company and charged to the respective operating expenses.

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

  •
  A Company executive resigned and was extended a severance package. Under this package, a total of $433,000 was paid by the Company. This amount was charged to general and administrative expense.

QuickLinks

GAMETECH INTERNATIONAL, INC. ANNUAL REPORT ON FORM 10-K FISCAL YEAR ENDED OCTOBER 31, 2002 TABLE OF CONTENTS
Statement Regarding Forward-Looking Statements
PART I
  Item 1. Business
  Item 2. Properties
  Item 3. Legal Proceedings
  Item 4. Submission of Matters to a Vote of Security Holders
PART II
  Item 5. Market for Registrant's Common Equity and Related Stockholder Matters
  Item 6. Selected Financial Data
  Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
  Item 7A. Quantitative and Qualitative Disclosures About Market Risk
  Item 8. Financial Statements and Supplementary Data
  Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
PART III
  Item 10. Directors and Executive Officers of the Registrant
  Item 11. Executive Compensation
  Item 12. Security Ownership Of Certain Beneficial Owners And Management and Related Stockholder Matters
  Item 13. Certain Relationships And Related Transactions
  Item 14. Controls and Procedures
PART IV
  Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K
SIGNATURES
EXHIBIT INDEX
CERTIFICATION
CERTIFICATION
GameTech International, Inc. Consolidated Financial Statements Years ended October 31, 2000, 2001 and 2002 Contents
Report of Ernst & Young LLP, Independent Auditors
GameTech International, Inc. Consolidated Balance Sheets (in thousands, except share and per share amounts)
GameTech International, Inc. Consolidated Statements of Operations (in thousands, except share and per share amounts)
GameTech International, Inc. Consolidated Statements of Stockholders' Equity (in thousands, except share amounts)
GameTech International, Inc. Consolidated Statements of Cash Flows (in thousands)
GameTech International, Inc. Notes to Consolidated Financial Statements October 31, 2000, 2001 and 2002