Form 10-Q
period 2003-01-31
GAMETECH INTERNATIONAL INC
filed 2003-03-17
CIK 1045014

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED JANUARY 31, 2003
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE TRANSITION PERIOD FROM TO

Commission File Number 000-23401

GAMETECH INTERNATIONAL, INC.
(Exact name of registrant as specified in its charter)

DELAWARE (State or other jurisdiction of incorporation or organization)	33-0612983 (I.R.S. Employer Identification No.)
900 SANDHILL ROAD, RENO, NEVADA (Address of principal executive offices)	89521 (Zip code)
(775) 850-6000 (Registrant's telephone number, including area code)

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes ☐    No ☒

        On March 7, 2003, the registrant had 11,727,439 outstanding shares of its Common Stock, par value $0.001 per share.

GAMETECH INTERNATIONAL, INC.
QUARTERLY REPORT ON FORM 10 -Q
FOR THE QUARTERLY PERIOD ENDED JANUARY 31, 2003
INDEX

GAMETECH INTERNATIONAL, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)

	October 31, 2002	January 31, 2003
		(Unaudited)
Assets:
Current assets:
Cash and cash equivalents	$4,233	$2,145
Short-term investments	5,045	4,114
Accounts receivable, net	3,906	4,446
Deposits	610	60
Refundable income taxes	3,888	3,566
Prepaid expenses and other current assets	433	603
Deferred income taxes	2,278	2,278

Total current assets	20,393	17,212
Bingo units, furniture and equipment, net	21,620	22,278
Intangible and other non-current assets, net	1,128	2,755
Goodwill	14,960	16,774

Total assets	$58,101	$59,019

Liabilities and stockholders' equity:
Current liabilities:
Accounts payable	$914	$471
Accrued payroll and related obligations	805	626
Other accrued liabilities	2,099	2,116
Current portion of long-term debt	13	322

Total current liabilities	3,831	3,535
Long-term debt	—	189
Non-current employment obligations	432	434
Deferred income taxes	3,348	3,348
Commitments and contingencies
Stockholders' equity:
Common stock, $.001 par value: 40,000,000 shares authorized; 13,090,764 shares issued at October 31, 2002 and 13,582,764 shares issued at January 31, 2003	13	14
Capital in excess of par value	45,716	46,216
Retained earnings	12,857	13,379
Less: Treasury stock, at cost: 1,855,325 shares at October 31, 2002 and at January 31, 2003	(8,096)	(8,096)

Total stockholders' equity	50,490	51,513

Total liabilities and stockholders' equity	$58,101	$59,019

See accompanying notes.

GAMETECH INTERNATIONAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except share and per share amounts)

	Three Months Ended January 31,
	2002	2003
	(Unaudited)
Revenue	$11,851	$13,198
Cost of revenue	4,963	5,264

Gross profit	6,888	7,934
Operating expenses:
General and administrative	1,997	2,902
Sales and marketing	3,003	3,193
Research and development	419	996

Total operating expenses	5,419	7,091

Income from operations	1,469	843
Interest and other income, net	9	7

Income before provision for income taxes	1,478	850
Provision for income taxes	565	328

Net income	$913	$522

Basic net income per share	$0.08	$0.05

Diluted net income per share	$0.08	$0.04

Shares used in the calculation of net income per share:
Basic	10,986,454	11,588,396

Diluted	11,902,055	11,665,288

See accompanying notes.

GAMETECH INTERNATIONAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Three Months Ended January 31,
	2002	2003
	(unaudited)
Cash flows from operating activities:
Net income	$913	$522
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and obsolescence	1,804	2,598
Changes in operating assets and liabilities:
Accounts receivable, net	163	(540)
Deposits, net	363	550
Refundable income taxes	575	322
Other current assets	(664)	(170)
Accounts payable	707	(443)
Other accrued liabilities	(445)	(166)

Net cash provided by operating activities	3,416	2,673
Cash flows from investing activities:
Decrease (increase) in short-term investments	(320)	931
Capital expenditures for bingo units, furniture and equipment	(1,948)	(2,317)
Payment for the acquisition of International Gaming Systems, Inc.	—	(3,435)
Purchase of intangible assets	—	(406)

Net cash used in investing activities	(2,268)	(5,227)
Cash flows from financing activities:
Payments on long-term debt	(245)	(35)
Proceeds from exercise of stock options	882	501

Net cash provided by financing activities	637	466

Net increase (decrease) in cash and cash equivalents	1,785	(2,088)
Cash and cash equivalents at beginning of period	10,131	4,233

Cash and cash equivalents at end of period	$11,916	$2,145

Supplemental disclosure of non-cash investing activities:
Purchase of intangible assets through the incurrence of long-term debt	$—	$537

See accompanying notes.

GAMETECH INTERNATIONAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JANUARY 31, 2003
(UNAUDITED)

NOTES TO FINANCIAL STATEMENTS

NOTE A. BASIS OF PRESENTATION

        The accompanying unaudited condensed consolidated financial statements as of January 31, 2003 have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In our opinion, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three-month period ended January 31, 2003 are not necessarily indicative of the results that may be expected for the year ending October 31, 2003.

        The balance sheet at October 31, 2002 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. For further information, refer to the consolidated financial statements and footnotes thereto included in our annual report on Form 10-K for the year ended October 31, 2002.

        Certain amounts in the prior period's condensed consolidated financial statements have been reclassified to conform to the current period's presentation.

NOTE B. SIGNIFICANT ACCOUNTING POLICIES

Revenue Recognition

        Revenue is recognized for bingo units placed in bingo halls under contracts based on: (a) a fixed fee per use per session, (b) a fixed weekly fee per unit, or (c) a percentage of the revenue generated by each unit. Revenue recognition is a key component of the Company's results of operations and determines the timing of certain expenses, such as commissions and royalties. The Company recognizes revenue when all of the following factors exist: (a) evidence of an arrangement with the customer; (b) play or availability of the bingo units; (c) a fixed or determinable fee; and (d) collectibility is reasonably assured.

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

BINGO UNIT DEPRECIATION AND OBSOLESCENCE RESERVES

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

GOODWILL AND OTHER INTANGIBLE ASSETS

        In 2001 the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets" ("Statement 142"), which the Company early adopted as of November 1, 2001. Under Statement 142, goodwill and intangible assets deemed to have indefinite lives are no longer amortized but are subject to an annual impairment review, and depending upon the results of that review the recorded goodwill and intangible assets may be written down and charged to income from operations when their carrying value exceeds their estimated fair value.

NOTE C. ACQUISITION OF ASSETS

        In November 2002 the Company acquired certain assets of International Gaming Systems, Inc. ("IGS") for a cash purchase price of $3.4 million. Among other things, the acquisition added to the Company's operations approximately 1,400 fixed-base bingo units in approximately 20 additional bingo halls. The acquisition was accounted for as a purchase of a business in accordance with SFAS No. 141, "Business Combinations". The Company determined the appropriate purchase price allocation based on estimated fair values at the date of acquisition for tangible and identifiable intangible assets acquired to be approximately $600,000 for bingo units and support equipment and approximately $1.0 million for identifiable intangibles with a residual amount of approximately $1.8 million assigned to goodwill.

NOTE D. NET INCOME PER SHARE OF COMMON STOCK

        Net income per share of common stock is computed in accordance with SFAS No. 128 "Earnings per Share." The calculation of the basic and diluted earnings per share is the same except for the dilutive effect of outstanding stock options. The dilution is 76,892 and 915,601 shares for the three months ended January 31, 2003, and 2002, respectively.

NOTE E. LITIGATION

        The Company is in litigation with a former distributor in Texas in which each party is seeking damages from the other resulting from alleged material breaches and resultant termination of the related distributor agreement. As a result of the termination of the agreement during the Company's fourth quarter of 2002, the Company fully reserved its existing accounts receivable from the distributor at October 31, 2002, including certain monies received by the distributor and owed to the Company that have been placed in a bank account subject to the court's control. Subsequent collections by the distributor, if any, against accounts receivable existing at the contract termination date will also be placed in that account. In addition, the Company has posted a $450,000 deposit with the court, which is included in other non-current assets, net on the accompanying condensed consolidated balance sheet. The disposition of the funds (monies held in the bank account and the Company's deposit) is pending the outcome of the litigation. The terms of the distributor agreement contain certain contingent commission liabilities, and other liabilities, which if a final judgment were rendered unfavorable to us, could have an adverse effect on our financial position and results of operations. No trial date has been set and there can be no assurance of a favorable outcome of the litigation. The Company has not accrued any liability at January 31, 2003 for this matter.

        The Company is in litigation with Capital Gaming Supplies, Inc. ("Capital"), a distributor in Mississippi for IGS. Capital claims that the Company tortiously interfered with alleged existing and prospective customer accounts in Mississippi. The Company has denied the allegations and filed a counter-claim seeking a judgment that Capital tortiously interfered with the Company's customer accounts. In addition, Capital has amended their complaint, adding other claims against the Company and other defendants, including a claim against IGS and its principals. In November 2002, the Company acquired certain assets of IGS (see footnote C) and agreed to assume liability for certain claims filed by Capital against IGS and its principals. The Company has not accrued any liability at January 31, 2003 for this matter and intends to vigorously oppose Capital's claims. No trial date has been set. While the Company has a reasonable basis for believing Capital's claims are without merit, the Company cannot provide any assurance that it will obtain a favorable outcome.

        The Company is involved in various other legal proceedings arising out of its operations in the ordinary course of its business. The Company does not believe that any of these proceedings will have a material adverse effect on its business, financial condition, or results of operations beyond the amounts recorded in the accompanying condensed consolidated financial statements. At January 31, 2003, the Company has recorded $130,000, in current liabilities for the estimated settlement of specific lawsuits. However, if settlement is not reached and the lawsuits proceed to trial, an unfavorable outcome could have a material adverse effect on the Company's financial position and results of operations.

NOTE F. NEW ACCOUNTING PRONOUNCEMENTS

        Effective November 1, 2002, the Company adopted SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("Statement 144"). This statement addresses financial accounting and reporting for the impairment or disposal of long-lived assets. The adoption of Statement 144 did not have a material impact on the Company's financial statements and related disclosures.

        In April 2002, the Financial Accounting Standards Board ("FASB") issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13 and Technical Corrections" ("Statement 145"). Statement 145 updates, clarifies and simplifies existing accounting pronouncements. Statement 145 rescinds SFAS No. 4 ("Statement 4"), which required all gains and losses from extinguishment of debt to be aggregated and, if material, classified as an extraordinary item, net of related income tax effect. As a result, the criteria in Accounting Principles Board Opinion ("APB") No. 30 will now be used to classify those gains and losses because Statement 4 has been rescinded. Statement 145 amends SFAS No. 13 to require that certain lease modifications that have economic effects similar to sale-leaseback transactions be accounted for in the same manner as sale-leaseback transactions. This amendment is consistent with the FASB's goal of requiring similar accounting treatment for transactions that have similar economic effects. Statement 145 also makes technical corrections to existing pronouncements. While those corrections are not substantive in nature, in some instances, they may change accounting practice. The Company adopted the provisions of Statement 145 for fiscal 2003, which did not result in a material impact to financial position, cash flows or results of operations.

        In July 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" ("Statement 146"). Statement 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force ("EITF") Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)" ("Issue 94-3"). The principal difference between Statement 146 and Issue 94-3 relates to Statement 146's requirements for recognition of a liability for a cost associated with an exit or disposal activity. Statement 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. Under Issue 94-3, a liability for an exit cost as generally defined in Issue 94-3 was recognized at the date of an entity's commitment to an exit plan. A fundamental conclusion reached by the FASB in Statement 146 is that an entity's commitment to a plan, by itself, does not create an obligation that meets the definition of a liability. Therefore, Statement 146 eliminates the definition and requirements for recognition of exit costs in Issue 94-3. Statement 146 also establishes that fair value is the objective for initial measurement of the liability. The provisions of Statement 146 are effective for exit or disposal activities that are initiated after December 31, 2002. The Company does not expect the adoption of Statement 146 will have a material impact on financial position, cash flows or results of operations.

        In November 2002, the EITF reached a consensus on Issue 00-21, "Multiple-Deliverable Revenue Arrangements" ("EITF 00-21"). EITF 00-21 addresses how to account for arrangements that may involve the delivery or performance of multiple products, services, and/or rights to use assets. The consensus mandates how to identify whether goods or services or both that are to be delivered separately in a bundled sales arrangement should be accounted for separately because they are "separate units of accounting." The guidance can affect the timing of revenue recognition for such arrangements, even though it does not change rules governing the timing or pattern of revenue recognition of individual items accounted for separately. The final consensus will be applicable to agreements entered into in fiscal years beginning after June 15, 2003 with early adoption permitted. Additionally, companies will be permitted to apply the consensus guidance to all existing arrangements as the cumulative effect of a change in accounting principle in accordance with APB Opinion No. 20, Accounting Changes. We are assessing, but at this point do not believe the adoption of EITF 00-21 will have a material impact on the Company's financial position, cash flows or results of operations.

        In November 2002, the FASB issued Interpretation Number 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" ("FIN 45"). This interpretation elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The disclosure requirements of FIN 45 are effective for interim and annual periods after December 15, 2002 and the Company has adopted those requirements for the consolidated financial statements included in this Form 10-Q. The initial recognition and initial measurement requirements of FIN 45 are effective prospectively for guarantees issued or modified after December 31, 2002. The Company is assessing, but at this point does not believe the adoption of the recognition and initial measurement requirements of FIN 45 will have a material impact on financial position, cash flows or results of operations.

        In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure" ("Statement 148"). Statement 148 amends SFAS No. 123, "Accounting for Stock-Based Compensation," ("Statement 123") and provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. Statement 148 also amends the disclosure requirements of Statement 123 to require more prominent and frequent disclosures in financial statements about the effects of stock-based compensation. The transition guidance and annual disclosure provisions of Statement 148 are effective for financial statements issued for fiscal years ending after December 15, 2002. The interim disclosure provisions are effective for financial reports containing financial statements for interim periods beginning after December 15, 2002. Adoption of Statement 148 is not expected to materially impact the Company's financial position, cash flows or results of operations.

        In January 2003, the FASB issued Interpretation Number 46, "Consolidation of Variable Interest Entities—an Interpretation of ARB No. 51" ("FIN 46"). FIN 46 addresses consolidation by business enterprises of variable interest entities that have certain characteristics. Transferors to qualifying special-purpose entities and "grandfathered" qualifying special-purpose entities subject to the reporting requirements of statement 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities," are excluded from the scope of FIN 46. FIN 46 is applicable immediately to variable interest entities created or obtained after January 31, 2003. We believe the adoption of FIN 46 will not have a material impact on the Company's financial position, cash flows or results of operations.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        The following discussion should be read in conjunction with our condensed consolidated financial statements and notes thereto included elsewhere in this report, as well as our audited consolidated financial statements for the fiscal year ended October 31, 2002 contained in our annual report on Form 10-K. The following discussion contains certain forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from the results anticipated in these forward-looking statements as a result of the factors set forth in this report.

OVERVIEW

        We design, develop, and market interactive electronic bingo systems. We currently market portable hand-held systems that can be played anywhere within a bingo hall and a fixed-base system with light pen- or touchscreen-activated monitors. As of January 31, 2003, we had systems in service in over 25 of the more than 30 states that allow electronic bingo systems for use with charitable and commercial organizations. Under the Indian Gaming Regulatory Act, or IGRA, electronic bingo may be played on Native American lands in the 46 states where bingo is legal. We estimate that bingo currently is played on tribal Native American lands in 30 states. As of January 31, 2003, we had units in operation in Native American bingo halls in 14 of those states. Collectively, as of January 31, 2003, we had products in 34 states and in 4 countries outside of the United States.

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

        Our expenses consist primarily of (a) cost of revenue, consisting of expenses associated with technical and operational support of the bingo systems within bingo halls, depreciation of bingo units, repair, refurbishment, and disposals of bingo units and related support equipment, and excess or obsolescence reserve; (b) general and administrative, consisting of activities associated with management of our company and related support, which includes finance and accounting, legal, compliance, information systems, human resources, and accounts receivable reserve; (c) sales and marketing, consisting primarily of commissions paid to distributors for promoting and supporting our products and an internal sales force with a focus upon generating new customers and upgrades for existing customers; and (d) research and development (R&D), consisting of Company sponsored R&D activities to provide players with new or enhanced products on which to play bingo.

        During the first quarter of fiscal 2003, the following events occurred that affected, or may in the future affect, our results of operations or liquidity and capital resources.

        During the first three-month period of fiscal 2003, our capital expenditures were approximately $2.3 million, $2.2 million of which represented investments in bingo and related support equipment, primarily for our color hand-held unit, the TED2 C™.

        In November 2002 we acquired certain assets of IGS for a cash purchase price of $3.4 million. Among other things, the acquisition added to our operations approximately 1,400 fixed-base bingo units in approximately 20 additional bingo halls. The acquisition was accounted for as a purchase of a business in accordance with SFAS No. 141, "Business Combinations". We determined the appropriate purchase price allocation based on estimated fair values at the date of acquisition for tangible and identifiable intangible assets acquired to be approximately $600,000 for bingo units and support equipment and approximately $1.0 million for identifiable intangibles with a residual amount of approximately $1.8 million assigned to goodwill.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

        Management's Discussion and Analysis of Financial Condition and Results of Operations discusses our condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the balance sheet date and reported amounts of revenue and expenses during the reporting period. On an ongoing basis, we evaluate our estimates and judgments, including those related to revenue recognition, bad debts, bingo unit depreciation, goodwill impairment, and contingencies and litigation. We base our estimates and judgments on historical experience and on various other factors that are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

        We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our condensed consolidated financial statements.

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

        In addition, we are also required to perform an annual goodwill impairment review, and depending upon the results of that measurement, the recorded goodwill may be written down and charged to income from operations when its carrying amount exceeds its estimated fair value. In addition, we assess the impairment of goodwill whenever events or changes in circumstances indicate that the carrying value may not be recoverable, such as a significant adverse change in legal factors or in the business climate, an adverse action or assessment by a regulator, unanticipated competition, or a loss of key personnel. The review for fiscal 2002 was completed as of July 31, 2002 (the valuation date), and we determined there was no impairment of goodwill as of that date. Any subsequent impairment loss could have a material adverse impact on our financial condition and results of operations.

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

RESULTS OF OPERATIONS

Three Months Ended January 31, 2003 Compared with Three Months Ended January 31, 2002

        REVENUE.    In September 2002, we became aware of a situation involving the unauthorized misuse of our system in Nevada. The misuse involved our fixed-base units and was allegedly the result of the manipulation of the system, for personal gain, by a then employee of our company. In cooperation with regulatory officials in Nevada, Texas and Mississippi, we continued to operate our portable units while we voluntarily shut down our fixed-base units in those states and worked with gaming officials to assure them of the integrity of our system security. Our fixed-base units were restored to service in Texas in a matter of days, while our units in Mississippi returned to service in mid-November and in Nevada by mid-December. Despite the negative effect of the shut down of our fixed-base units, we generated revenue of $13.2 million for the three months ended January 31, 2003 compared to $11.9 million for the comparable prior-year period. The $1.3 million, or 11.4%, net increase in revenue from the first quarter of fiscal 2002 was primarily due to increased TED2 C bingo unit placement and the contribution from the IGS units.

        COST OF REVENUE.    Cost of revenue increased $301,000, or 6.1%, to $5.3 million for the three months ended January 31, 2003 from $5.0 million for the comparable prior-year period. However, as costs did not grow as rapidly as revenue, the cost of revenue as a percent of revenue for the current three-month period decreased to 39.9% compared to 41.9% for the three months ended January 31, 2002. The increase in cost of revenue was primarily due to a $692,000 increase in depreciation as a result of our investment in TED2 C color hand-held units and IGS units. Service and operations increased $194,000 principally for personnel and related costs attributable to the growth in service. These increases were partially offset with a decrease related to disposals of bingo units and equipment expenses that were incurred last year.

        GENERAL AND ADMINISTRATIVE.    General and administrative costs increased $905,000, or 45.4%, to $2.9 million for the three months ended January 31, 2003 from $2.0 million for the comparable prior-year period. General and administrative costs as a percent of revenue for the current three-month period were 21.6% compared to 16.8% for the three months ended January 31, 2002. The first quarter of fiscal 2002 included a benefit from reductions of $236,000 and $332,000 to the October 31, 2001 reserves for management incentive compensation and bad debts, respectively. Additionally, legal expenses increased $375,000 above last year partially due to litigation with our former distributor in Texas.

        SALES AND MARKETING.    Sales, marketing, and commission expenses increased $190,000, or 6.3%, to $3.2 million for the three months ended January 31, 2003 from $3.0 million for the comparable prior-year period. Sales, marketing, and commission expenses as a percent of revenue for the current three-month period were 24.2% compared to 25.3% for the three months ended January 31, 2002. Distributor commissions increased $225,000 to $2.2 million for the three months ended January 31, 2003 primarily due to the 11.4% increase in revenue. Distributor commission expenses, as a percentage of revenue were 17.0% for both quarters. Commissions will fluctuate as the mix of revenue generated by distributors and those customers served directly by us varies.

        RESEARCH AND DEVELOPMENT.    Research and development costs increased $577,000, or 137.7%, to $996,000 for the three months ended January 31, 2003 from $419,000 for the comparable prior-year period. Research and development costs as a percent of revenue for the current three-month period was 7.5% compared to 3.5% for the three months ended January 31, 2002. The increase is a result of significant growth in the engineering staff and external project costs for new or enhanced products on which to play bingo.

        PROVISION FOR INCOME TAXES.    Our income tax provision is recorded at an effective rate of 38.6% for the quarter ended January 31, 2003 compared to 38.2% for the quarter ended January 31, 2002. The effective tax rates reflect the effect of state and federal income taxes on the pre-tax income.

LIQUIDITY AND CAPITAL RESOURCES

        Operating activities provided $2.7 million of cash for the three months ended January 31, 2003 compared to $3.4 million for the three months ended January 31, 2002. The $2.7 million consisted primarily of net income of $522,000 plus $2.6 million for depreciation, amortization, and obsolescence provisions minus a net use of funds of $447,000 for other operating assets and liabilities. During fiscal 2002, the $3.4 million provided by operating activities consisted primarily of net income of $913,000 plus depreciation, amortization, and obsolescence provisions of $1.8 million, and $699,000 in other operating assets and liabilities.

        We used approximately $5.2 million of cash in investing activities for the three months ended January 31, 2003 compared to $2.3 million of cash for the three months ended January 31, 2002. The $5.2 million consisted of $2.3 million of capital expenditures ($2.2 million of which was expended on bingo units and associated support equipment), the purchase of certain assets of IGS and other intangible assets for a total of $3.8 million and a decrease in short-term investments of $931,000. During fiscal 2002, the $2.3 million consisted of $1.9 million of capital expenditures primarily for bingo units and associated support equipment and the purchase of short-term investments of $320,000.

        We received net cash of $466,000 in financing activities for the three months ended January 31, 2003 compared to $637,000 for the three months ended January 31, 2002. The $466,000 received for the three months ended January 31, 2003 was primarily proceeds from stock option exercises of $501,000, offset by payments of $35,000 on long-term debt. The $637,000 received for the three months ended January 31, 2002 was primarily proceeds from stock option exercises of $882,000, offset by payments of $245,000 on long-term debt.

        As of January 31, 2003, we had cash and cash equivalents and short-term investments of approximately $6.3 million and a receivable for refundable income taxes of approximately $3.6 million, which we expect to convert to cash by the end of our third quarter. In addition to our cash and cash equivalents and short-term investments, we have a $10.0 million line of credit with Wells Fargo Bank, N.A., which has an interest rate based on the prime rate or LIBOR plus 2.0%, at our option, on which there was no outstanding balance at January 31, 2003. The revolving credit facility expires on April 2, 2003. We expect to renew the revolving credit facility with similar terms. We believe that cash flow from operations and cash, cash equivalents, and short-term investments on hand, together with funds available under the revolving credit facility, will be sufficient to support our operations and provide for budgeted capital expenditures and liquidity requirements through fiscal 2003. Our long-term liquidity requirements will depend on many factors, including the rate at which we expand our business, and whether we do so internally or through acquisitions. In addition, strategic opportunities we may pursue could require us to fund our portion of operating expenses of such ventures and may require us to advance additional amounts should any partners in such ventures be unable to meet unanticipated capital calls or similar funding events. To the extent that the funds generated from the sources described above are insufficient to fund our activities in the long term, we may be required to raise additional funds through public or private financing. No assurance can be given that additional financing will be available or that, if it is available, it will be on terms acceptable to us.

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

        Sensitivity Analysis.    Assuming we had a $2.0 million balance outstanding as of January 31, 2003, the rate of interest calculated using the prime rate option would be 4.25%. Our monthly interest payment, if the rate stayed constant, would be $7,083. If the prime rate rose to 8.0%, which assumes an unusually large increase, our monthly payment would be $13,333. A more likely increase of 1.0% or 2.0%, given the recent trend of decreasing or relatively low interest rates, would result in a monthly payment of $8,750 or $10,417, respectively. We do not believe the risk resulting from such fluctuations is material or that the payment required would have a material effect on cash flow.

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

CAUTIONARY STATEMENT FOR PURPOSES OF THE "SAFE HARBOR" PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

        This document includes various "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Sections 21E of the Securities Exchange Act of 1934, as amended, which represent our expectations or beliefs concerning future events. Statements containing expressions, such as "believes," "anticipates," or "expects," used in our press releases and periodic reports on Forms 10-K and 10-Q filed with the Commission, are intended to identify forward-looking statements. All forward-looking statements involve risks and uncertainties. Although we believe our expectations are based upon reasonable assumptions within the bounds of our knowledge of our business and operations, there can be no assurances that actual results will not materially differ from expected results. We caution that these and similar statements included in this report are further qualified by important factors that could cause actual results to differ materially from those in the forward-looking statements. Such factors include those discussed in our annual report on Form 10-K for the year ended October 31, 2002. Readers are cautioned not to place undue reliance on forward-looking statements, which speak only as of the date thereof. We undertake no obligation to publicly release any revisions to such forward-looking statements to reflect events or circumstances after the date hereof.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

        On March 22, 2001, we filed a claim in the United States District Court, District of Arizona, GAMETECH INTERNATIONAL, INC. V. TREND GAMING SYSTEMS, LLC, CV 01-540 PHX PGR, seeking a declaratory judgment that we are not in material breach of our November 1, 1999 distribution agreement with Trend Gaming Systems, LLC or Trend, and seeking damages for past due payments and wrongful withholdings by Trend. Trend has counterclaimed, alleging that its payments are in compliance with its contractual obligations and that it is entitled to withhold certain monies. Trend also contends that we are in breach of certain of our contractual obligations to Trend or its customers. On December 16, 2002, the court entered at our request an order enjoining Trend from using approximately $540,000 in funds it had collected on our behalf, pending a trial on our ownership interest in those funds. The money has been placed in a bank account subject to the court's control. In addition, collections of accounts receivable by Trend, if any, will also be placed in that account, pending the trial of the case. No trial date has been set. Trend has filed a motion for summary judgment alleging that the termination of the distribution agreement was improper and that motion will be heard on April 24, 2003. We have denied the allegations and intend to vigorously pursue and defend this matter. However, we cannot provide assurance that we will obtain a favorable outcome. An unfavorable outcome could have a material adverse effect on our business, financial position, and results of operations.

        On October 30, 2002, Capital Gaming Supplies filed a claim in the United States District Court, Southern District of Mississippi, CAPITAL GAMING SUPPLIES, INC. V. GAMETECH INTERNATIONAL, INC., 3:02 CV 1636 WS, seeking a judgment that we tortiously interfered with alleged existing and prospective customer accounts. We have denied the allegations and filed a counter-claim seeking a judgment that Capital tortiously interfered with our customer accounts. Capital recently filed an amended complaint adding other claims against us and other defendants, including a claim for malicious breach of contract against International Gaming Systems, LLC or IGS, and its principals. In November 2002, we acquired certain assets of IGS and we assumed certain claims filed by Capital against IGS and its principals. Capital seeks compensatory and punitive damages from all defendants. No trial date has been sent. We intend to defend and pursue vigorously this matter. We believe that Capital's claims are without merit. However, we cannot provide assurance that we will obtain a favorable outcome. An unfavorable outcome could have a material adverse effect on our business, financial position, and results of operations.

        We are involved in various other legal proceedings arising out of our operations in the ordinary course of our business. We do not believe that any of these proceedings will have a material adverse effect on our business, financial condition, or results of operations beyond the amounts recorded in the accompanying condensed consolidated financial statements. However, if settlement is not reached and the lawsuits proceed to trial, an unfavorable outcome could have a material adverse effect on our financial position and results of operations.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS.

        Not Applicable

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

        Not Applicable

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        Not Applicable

ITEM 5. OTHER INFORMATION

        Not Applicable

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

  a)
  EXHIBITS:

3.3	Certificate of Designation of Series A Junior Participating Preferred Stock of the Registrant.
4.4	Specimen Common Stock Certificate
99.1	Certification of Chief Executive Officer pursuant to U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.2	Certification of Chief Financial Officer pursuant to U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
  b)
  REPORTS ON FORM 8-K

    There were no reports on Form 8-K filed during the quarter ended January 31, 2003.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Signature	Title	Date
/s/ CLARENCE H. THIESEN Clarence H. Thiesen	Chief Executive Officer, (Principal Executive Officer)	March 14, 2003
/s/ JOHN P. HEWITT John P. Hewitt	Chief Financial Officer, (Principal Financial Officer)	March 14, 2003
/s/ ANN D. MCKENZIE Ann D. McKenzie	Corporate Controller, (Principal Accounting Officer)	March 14, 2003

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

4.
The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)
Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)
Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c)
Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.
The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

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

6.
The registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 14, 2003	/s/ CLARENCE H. THIESEN Clarence H. Thiesen Chief Executive Officer

CERTIFICATION

I, John P. Hewitt, certify that:

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

4.
The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)
Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)
Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c)
Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.
The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

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

6.
The registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 14, 2003	/s/ JOHN P. HEWITT John P. Hewitt Chief Financial Officer

QuickLinks

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
CERTIFICATION
CERTIFICATION