Form 10-Q
period 2003-04-30
GAMETECH INTERNATIONAL INC
filed 2003-06-16
CIK 1045014

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED APRIL 30, 2003

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM              TO

Commission File Number 000-23401

GAMETECH INTERNATIONAL, INC.

(Exact name of registrant as specified in its charter)

DELAWARE	33-0612983
(State or other jurisdiction	(I.R.S. Employer Identification No.)
of incorporation or organization)

900 SANDHILL ROAD, RENO, NEVADA

89521
(Address of principal executive offices)
(Zip code)

Registrant’s telephone number, including area code:  (775) 850-6000

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days  Yes ☒  No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2) Yes ☐  No ☒

On June 9, 2003, the registrant had 11,727,439 outstanding shares of its Common Stock, par value $0.001 per share.

GAMETECH INTERNATIONAL, INC.

QUARTERLY REPORT ON FORM 10 –Q

FOR THE QUARTERLY PERIOD ENDED APRIL 30, 2003

GAMETECH INTERNATIONAL, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

	October 31, 2002	April 30, 2003
		(Unaudited)
Assets:
Current assets:
Cash and cash equivalents	$4,233	$8,288
Short-term investments	5,045	2,613
Accounts receivable, net	3,906	3,924
Deposits	610	60
Refundable income taxes	3,888	3
Prepaid expenses and other current assets	433	457
Deferred income taxes	2,278	2,278
Total current assets	20,393	17,623

Bingo units, furniture and equipment, net	21,620	22,627
Intangible and other non-current assets, net	1,128	2,441
Goodwill	14,960	16,809
Total assets	$58,101	$59,500

Liabilities and stockholders’ equity:
Current liabilities:
Accounts payable	$914	$946
Accrued payroll and related obligations	805	794
Other accrued liabilities	2,099	1,812
Current portion of long-term debt	13	325
Total current liabilities	3,831	3,877

Long-term debt	—	103
Non-current employment obligations	432	434
Deferred income taxes	3,348	3,348

Commitments and contingencies

Stockholders’ equity:
Common stock, $.001 par value: 40,000,000 shares authorized; 13,090,764 shares issued at October 31, 2002 and 13,582,764 shares issued at April 30, 2003	13	14
Capital in excess of par value	45,716	46,216
Retained earnings	12,857	13,604
Less: Treasury stock, at cost: 1,855,325 shares at October 31, 2002 and at April 30, 2003	(8,096)	(8,096)
Total stockholders’ equity	50,490	51,739
Total liabilities and stockholders’ equity	$58,101	$59,500

See accompanying notes.

GAMETECH INTERNATIONAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except share and per share amounts)

	Three Months Ended April 30,		Six Months Ended April 30,
	2002	2003	2002	2003
	(Unaudited)		(Unaudited)

Revenue	$12,106	$13,322	$23,956	$26,520
Cost of revenue	4,536	5,600	9,499	10,864
Gross profit	7,570	7,722	14,457	15,656

Operating expenses:
General and administrative	2,130	3,098	4,127	6,001
Sales and marketing	3,115	3,201	6,117	6,395
Research and development	555	882	974	1,877
Total operating expenses	5,800	7,181	11,218	14,273

Income from operations	1,770	541	3,239	1,383

Interest and other income, net	27	20	35	27

Income before provision for income taxes	1,797	561	3,274	1,410

Provision for income taxes	686	335	1,250	662

Net income	$1,111	$226	$2,024	$748

Basic net income per share	$0.10	$0.02	$0.18	$0.06

Diluted net income per share	$0.10	$0.02	$0.17	$0.06

Shares used in the calculation of net income per share:

Basic	11,190,356	11,727,439	11,086,937	11,656,765

Diluted	11,680,113	11,735,403	11,640,846	11,847,788

See accompanying notes.

GAMETECH INTERNATIONAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Six Months Ended April 30,
	2002	2003
	(unaudited)
Cash flows from operating activities:
Net income	$2,024	$748
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and obsolescence	3,926	5,124
Changes in operating assets and liabilities:
Accounts receivable, net	596	(18)
Deposits, net	25	550
Refundable income taxes	575	3,885
Other current assets	(180)	(24)
Accounts payable	82	32
Other accrued liabilities	(506)	(306)

Net cash provided by operating activities	6,542	9,991

Cash flows from investing activities:
Decrease (increase) in short-term investments	(2,800)	2,432
Capital expenditures for bingo units, furniture and equipment	(5,400)	(4,890)
Payment for the acquisition of International Gaming Systems, Inc.	—	(3,469)
Purchase of intangible assets	(279)	(396)

Net cash used in investing activities	(8,479)	(6,323)

Cash flows from financing activities:
Payments on long-term debt	(714)	(114)
Proceeds from exercise of stock options	1,052	501

Net cash provided by financing activities	338	387

Net (decrease) increase in cash and cash equivalents	(1,599)	4,055
Cash and cash equivalents at beginning of period	10,131	4,233

Cash and cash equivalents at end of period	$8,532	$8,288

Supplemental disclosure of non-cash investing activities:
Purchase of intangible assets through the incurrence of long-term debt	$—	$537

See accompanying notes.

GAMETECH INTERNATIONAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

APRIL 30, 2003

(UNAUDITED)

NOTE A.  BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements as of April 30, 2003 have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.  In our opinion, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included.  Operating results for the three- and six-month periods ended April 30, 2003 are not necessarily indicative of the results that may be expected for the year ending October 31, 2003.

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

Certain amounts in the prior period’s condensed consolidated financial statements have been reclassified to conform to the current period’s presentation.

NOTE B.  SIGNIFICANT ACCOUNTING POLICIES

REVENUE RECOGNITION

Revenue is recognized for bingo units placed in bingo halls under contracts based on (a) a fixed fee per use per session; (b) a fixed weekly fee per unit; or (c) a percentage of the revenue generated by each unit. Revenue recognition is a key component of our results of operations and determines the timing of certain expenses, such as commissions and royalties. We recognize revenue when all of the following factors exist: (a) evidence of an arrangement with the customer; (b) play or availability of the bingo units; (c) a fixed or determinable fee; and (d) collectibility is reasonably assured.

ALLOWANCE FOR DOUBTFUL ACCOUNTS

We estimate the possible losses resulting from non-payment of outstanding accounts receivable. Our customer base consists primarily of entities operating in charitable, Native American, and commercial bingo halls located throughout the United States. In some jurisdictions, the billing and collection function is performed as part of a distributor relationship, and in those instances, we maintain allowances for possible losses resulting from non-payment by both the customer and distributor. We perform ongoing evaluations of customers and distributors for credit worthiness, economic trends, changes in customer payment terms, and historical collection experience when evaluating the adequacy of our allowance for doubtful accounts. We also reserve a percentage of accounts receivable based on aging category. In determining these percentages, we review historical write-offs of receivables, payment trends, and other available information.

LEGAL CONTINGENCIES

We are currently involved in various claims and legal proceedings.  Periodically, we review the status of each significant matter and assess the potential financial exposure.  If the potential loss from any claim or legal proceeding is considered probable and the amount can be estimated, we accrue a liability for the estimated loss.  Significant judgment is required in both the determination of probability and the determination as to whether an exposure is reasonably estimable.  Because of uncertainties related to these matters, accruals are based only on the best information available at the time.  As additional information becomes available, we reassess the potential liability related to pending claims and litigation and may revise our estimates.  Such revisions in the estimates of the potential liabilities could have a material impact on the results of operations and financial position.  See Note E of Notes to Condensed Consolidated Financial Statements for a description of our material legal proceedings.

BINGO UNIT DEPRECIATION AND OBSOLESCENCE RESERVES

Bingo units, furniture and equipment are stated at cost and depreciated using the straight-line method over the estimated useful lives of the assets. The estimated useful lives are as follows:

Bingo units	3-5 years
Office furniture and equipment	5-7 years
Leasehold improvements	10 years

We provide reserves for excess or obsolete bingo units on hand, which are not expected to be used. The reserves are based upon several factors, including estimated forecast of bingo unit demand for placement into halls.

GOODWILL AND OTHER INTANGIBLE ASSETS

In 2001 the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets” (“Statement 142”), which we early adopted as of November 1, 2001. Under Statement 142, goodwill and intangible assets deemed to have indefinite lives are no longer amortized but are subject to an annual impairment review, and depending upon the results of that review the recorded goodwill and intangible assets may be written down and charged to income from operations when their carrying value exceeds their estimated fair value.

PRO FORMA STOCK – BASED COMPENSATION INFORMATION

Pro forma information regarding net income and earnings per share is required by SFAS No. 123, “Accounting for Stock-Based Compensation,” (“Statement 123”) as amended by SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure,” (“Statement 148”), and has been determined as if we had accounted for our employee stock options under the fair value method of that statement.

Our pro forma information follows:

(In thousands, except per share amounts)

	Three Months Ended April 30,		Six Months Ended April 30,
	2002	2003	2002	2003
	(Unaudited)		(Unaudited)

Net income, as reported	$1,111	$226	$2,024	$748
Deduct: Total stock-based employee compensation expense determined under fair value based method, net of related tax effects	(178)	(105)	(375)	(218)
Pro forma net income	$933	$121	$1,649	$530

Earnings per share:
Basic – as reported	$0.10	$0.02	$0.18	$0.06
Basic – pro forma	$0.08	$0.01	$0.15	$0.05

Diluted – as reported	$0.10	$0.02	$0.17	$0.06
Diluted – pro forma	$0.08	$0.01	$0.14	$0.04

NEW ACCOUNTING PRONOUNCEMENTS

Effective November 1, 2002, we adopted SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“Statement 144”).  This statement addresses financial accounting and reporting for the impairment or disposal of long-lived assets.  The adoption of Statement 144 did not have a material impact on our financial statements and related disclosures.

In April 2002, the FASB issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13 and Technical Corrections” (“Statement 145”). Statement 145 updates, clarifies and simplifies existing accounting pronouncements. Statement 145 rescinds SFAS No. 4 (“Statement 4”), which required all gains and losses from extinguishment of debt to be aggregated and, if material, classified as an extraordinary item, net of related income tax effect. As a result, the criteria in Accounting Principles Board (“APB”) Opinion No. 30 will now be used to classify those gains and losses because Statement 4 has been rescinded. Statement 145 amends SFAS No. 13 to require that certain lease modifications that have economic effects similar to sale-leaseback transactions be accounted for in the same manner as sale-leaseback transactions. This amendment is consistent with the FASB’s goal of requiring similar accounting treatment for transactions that have similar economic effects. Statement 145 also makes technical corrections to existing pronouncements. While those corrections are not substantive in nature, in some instances, they may change accounting practice. We adopted the provisions of Statement 145 for fiscal 2003, which did not result in a material impact to financial position, cash flows or results of operations.

In July 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” (“Statement 146”). Statement 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (“EITF”) Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)” (“Issue 94-3”). The principal difference between Statement 146 and Issue 94-3 relates to Statement 146’s requirements for recognition of a liability for a cost associated with an exit or disposal activity. Statement 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. Under Issue 94-3, a liability for an exit cost as generally defined in Issue 94-3 was recognized at the date of an entity’s commitment to an exit plan. A fundamental conclusion reached by the FASB in Statement 146 is that an entity’s commitment to a plan, by itself, does not create an obligation that meets the definition of a liability. Therefore, Statement 146 eliminates the definition and requirements for recognition of exit costs in Issue 94-3. Statement 146 also establishes that fair value is the objective for initial measurement of the liability. The provisions of Statement 146 are effective for exit or disposal activities that are initiated after December 31, 2002. We do not expect the adoption of Statement 146 will have a material impact on financial position, cash flows or results of operations.

In November 2002, the EITF reached a consensus on Issue 00-21, “Multiple-Deliverable Revenue Arrangements” (“Issue 00-21”). Issue 00-21 addresses how to account for arrangements that may involve the delivery or performance of multiple products, services, and/or rights to use assets. The consensus mandates how to identify whether goods or services or both that are to be delivered separately in a bundled sales arrangement should be accounted for separately because they are “separate units of accounting.” The guidance can affect the timing of revenue recognition for such arrangements, even though it does not change rules governing the timing or pattern of revenue recognition of individual items accounted for separately. The final consensus will be applicable to agreements entered into in fiscal years beginning after June 15, 2003 with early adoption permitted. Additionally, companies will be permitted to apply the consensus guidance to all existing arrangements as the cumulative effect of a change in accounting principle in accordance with APB Opinion No. 20, Accounting Changes. We are assessing the potential impact of Issue 00-21, but at this point do not believe the adoption of Issue 00-21 will have a material impact on our financial position, cash flows or results of operations.

In November 2002, the FASB issued Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (“FIN 45”). This interpretation elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The disclosure requirements of FIN 45 are effective for interim and annual periods after December 15, 2002, and we have adopted those requirements for the consolidated financial statements included in this Form 10-Q. The initial recognition and initial measurement requirements of FIN 45 are effective prospectively for guarantees issued or modified after December 31, 2002.  The adoption of the recognition and initial measurement requirements of FIN 45 did not have a material impact on our financial position, cash flows or results of operations.

In December 2002, the FASB issued Statement 148, which amends Statement 123 and provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. Statement 148 also amends the disclosure requirements of Statement 123 to require more prominent and frequent disclosures in financial statements about the effects of stock-based compensation. The transition guidance and annual disclosure provisions of Statement 148 are effective for financial statements issued for fiscal years ending after December 15, 2002. Adoption of Statement 148 did not have a material impact on our financial position, cash flows or results of operations.

In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities - an Interpretation of ARB No. 51” (“FIN 46”).  FIN 46 addresses consolidation by business enterprises of variable interest entities that have certain characteristics.  Transferors to qualifying special-purpose entities and “grandfathered” qualifying special-purpose entities subject to the reporting requirements of Statement 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities,” are excluded from the scope of FIN 46.  FIN 46 is applicable immediately to variable interest entities created or obtained after April 30, 2003.  We currently have no contractual relationship or other business relationship with a variable interest entity and therefore the adoption did not have an effect on our consolidated financial position or results of operations.  However, if we enter into any such arrangement with a variable interest entity in the future, our consolidated financial position or results of operations may be adversely impacted.

NOTE C.  ACQUISITION OF ASSETS

In November 2002, we acquired certain assets of International Gaming Systems, Inc. (“IGS”) for a cash purchase price of $3.4 million.  Among other things, the acquisition added to our operations approximately 1,400 fixed-base bingo units in approximately 20 additional bingo halls. The acquisition was accounted for as a purchase of a business in accordance with SFAS No. 141, “Business Combinations”. We determined the appropriate purchase price allocation based on estimated fair values at the date of acquisition for tangible and identifiable intangible assets acquired to be approximately $600,000 for bingo units and support equipment and approximately $1.0 million for identifiable intangibles with a residual amount of approximately $1.8 million assigned to goodwill.

NOTE D.  NET INCOME PER SHARE OF COMMON STOCK

The calculation of the basic and diluted earnings per share is the same except for the dilutive effect of outstanding stock options.  The dilution was 489,757 and 7,964 shares for the three months ended April 30, 2002 and 2003, respectively.  The dilution was 553,909 and 191,023 shares for the six months ended April 30, 2002 and 2003, respectively.

NOTE E.  LITIGATION

We are in litigation with a former distributor in Texas in which each party is seeking damages from the other resulting from alleged material breaches and resultant termination of the related distributor agreement. As a result of the termination of the agreement during our fourth quarter of 2002, we fully reserved our existing accounts receivable from the distributor at October 31, 2002, including certain monies received by the distributor and owed to us that have been placed in a bank account subject to the court’s control. Subsequent collections by the distributor, if any, against accounts receivable existing at the contract termination date will also be placed in that account. In addition, we have posted a deposit of approximately $450,000 with the court, which is included in other non-current assets, net on the accompanying condensed consolidated balance sheet. The disposition of the funds (monies held in the bank account and our deposit) is pending the outcome of the litigation. The terms of the distributor agreement contain certain contingent commission liabilities, and other liabilities, which if a final judgment were rendered unfavorable to us, could have a material adverse effect on our financial position and results of operations.  If an unfavorable judgment were rendered determining the contingent commission liabilities to be payable, they would be calculated based on terms included in the terminated distributor agreement.  Those terms call for commissions on a diminishing percentage of revenues from the relative customers over the three-year period following the termination of the distributor agreement.  For the first year following termination, commissions would be calculated on 80% of the revenues, for the second year commissions would be calculated on 70% of the revenues and for the third year commissions would be calculated on 60% of the revenues.  Assuming revenues for the three-year period remained constant at the rate earned over the first eight months following termination of the distributor agreement, the contingent liability would amount to approximately $2.4 million.  No trial date has been set and there can be no assurance of a favorable outcome of the litigation. We have not accrued any liability at April 30, 2003 for this matter.

We are in litigation with Capital Gaming Supplies, Inc. (“Capital”), a distributor in Mississippi for IGS.  Capital claims that we tortiously interfered with alleged existing and prospective customer accounts in Mississippi. We have denied the allegations and filed a counter-claim seeking a judgment that Capital tortiously interfered with our customer accounts.  In addition, Capital has amended its complaint, adding other claims against us and other defendants, including a claim against IGS and its principals.  In November 2002, we acquired certain assets of IGS (see footnote C) and agreed to assume liability for certain claims filed by Capital against IGS and its principals.  We have not accrued any liability at April 30, 2003 for this matter and intend to vigorously oppose Capital’s claims. Trial is set for January 26, 2004.  While we have a reasonable basis for believing Capital’s claims are without merit, we cannot provide any assurance that we will obtain a favorable outcome.

In March 2003, the South Carolina Department of Revenue (“Department”) issued a notice to all persons and entities that use electronic daubing devices (such as our portable and fixed-base bingo units) to cease and desist using the devices as of September 4, 2003.  The notice is a reversal of the Department’s previous position provided to us in 1995 regarding the use of such devices.  The Department’s decision was not made due to any violation or improper conduct on our part.  We have filed a Request for Contested Case Hearing regarding the Department’s reversal.  We disagree with the Department’s position and are actively seeking legal and legislative relief so that our electronic daubing devices may continue to be used.  Historically, South Carolina has accounted for less than 5% of our annual revenues.  We can make no assurances that we will be able to continue to provide equipment to the South Carolina market after September 4, 2003.

We are involved in various other legal proceedings arising out of our operations in the ordinary course of our business.  We do not believe that any of these proceedings will have a material adverse effect on our business, financial condition, or results of operations beyond the immaterial amounts recorded in the accompanying condensed consolidated financial statements. However, if settlement is not reached and the lawsuits proceed to trial, unfavorable outcomes could have a material adverse effect on our financial position and results of operations.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with our condensed consolidated financial statements and notes thereto included elsewhere in this report, as well as our audited consolidated financial statements for the fiscal year ended October 31, 2002 contained in our annual report on Form 10-K. The following discussion contains certain forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from the results anticipated in these forward-looking statements as a result of the factors set forth in this report and those risk factors included in our annual report on Form 10-K for the fiscal year ended October 31, 2002.

OVERVIEW

We design, develop, and market interactive electronic bingo systems. We currently market portable hand-held systems that can be used anywhere within a bingo hall and a fixed-base system with light pen- or touchscreen-activated monitors. For our three most recent fiscal years ended October 31, 2000, 2001, and 2002, our portable hand-held units generated approximately 75%, 77% and 77% of our revenues, respectively, while, during those same periods, our fixed-based units generated the balance of our revenues.  For the first six months of fiscal 2003, our hand-held units produced approximately 74% of our revenues and our fixed-base units, including those acquired from IGS, produced approximately 26% of our revenues. As of April 30, 2003, we had systems in service in over 25 of the more than 30 states that allow electronic bingo systems for use with charitable and commercial organizations. Under the Indian Gaming Regulatory Act, or IGRA, electronic bingo may be played on Native American lands in the 46 states where bingo is legal. We estimate that bingo currently is played on tribal Native American lands in 30 states. As of April 30, 2003, we had units in operation in Native American bingo halls in 13 of those states. Collectively, as of April 30, 2003, we had products in 34 states and in 4 countries outside of the United States.

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

Our expenses consist primarily of (a) cost of revenue, consisting of expenses associated with technical and operational support of the bingo systems within bingo halls, depreciation of bingo units, repair, refurbishment, and disposals of bingo units and related support equipment, and excess or obsolescence reserve; (b) general and administrative, consisting of activities associated with management of our company and related support, which includes finance and accounting, legal, compliance, information systems, human resources, and accounts receivable reserve; (c) sales and marketing, consisting primarily of commissions paid to distributors for promoting and supporting our products and an internal sales force with a focus upon generating new customers and upgrades for existing customers; and (d) research and development (R&D), consisting of company-sponsored R&D activities to provide players with new or enhanced products on which to play bingo.

During the first six-month period of fiscal 2003, the following events occurred that affected, or may in the future affect, our results of operations or liquidity and capital resources.

In November 2002, we acquired certain assets of IGS for a cash purchase price of $3.4 million.  Among other things, the acquisition added to our operations approximately 1,400 fixed-base bingo units in approximately 20 additional bingo halls. The acquisition was accounted for as a purchase of a business in accordance with SFAS No. 141, “Business Combinations”. We determined the appropriate purchase price allocation based on estimated fair values at the date of acquisition for tangible and identifiable intangible assets acquired to be approximately $600,000 for bingo units and support equipment and approximately $1.0 million for identifiable intangibles with a residual amount of approximately $1.8 million assigned to goodwill.

We have incurred significant expenses in aggressively defending or pursuing certain legal issues, including defense of a patent infringement lawsuit in Nevada and our litigation with a former distributor in Texas.  The terms of the terminated distributor agreement with that Texas distributor contain certain contingent commission liabilities, which if a final judgment were rendered unfavorable to us, could have an adverse effect on our financial position, results of operation and liquidity.  The contingent commission liabilities, only if determined at trial to be payable, would be calculated based on terms included in the terminated distributor agreement. Assuming revenues for the three-year period remained constant at the rate earned over the first eight months following termination of the distributor agreement, the contingent liability would amount to approximately $2.4 million.  However, because we do not currently believe it probable that there will be an unfavorable outcome, we have not accrued any amount related to these contingent liabilities.

Since the end of fiscal 2002, we have increased the staffing of our research and development department by 50% and, thus far this fiscal year, we have more than doubled the amount expended in outside research and development costs from the first six months of fiscal 2002.  We anticipate that the growth in our research and development efforts will continue through the balance of the fiscal year.

During the first six-month period of fiscal 2003, our capital expenditures were approximately $4.9 million, $4.6 million of which represented investments in bingo and related support equipment, primarily for our color hand-held unit, the TED2 CTM.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Management’s Discussion and Analysis of Financial Condition and Results of Operations discusses our condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the balance sheet date and reported amounts of revenue and expenses during the reporting period. On an ongoing basis, we evaluate our estimates and judgments, including those related to revenue recognition, bad debts, bingo unit depreciation, goodwill impairment, and contingencies and litigation. We base our estimates and judgments on historical experience and on various other factors that are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our condensed consolidated financial statements.

REVENUE RECOGNITION

Revenue is recognized for bingo units placed in bingo halls under contracts based on (a) a fixed fee per use per session; (b) a fixed weekly fee per unit; or (c) a percentage of the revenue generated by each unit. Our revenue recognition is a key component of our results of operations, and determines the timing of certain expenses, such as commissions and royalties. We recognize revenue in accordance with accounting principles generally accepted in the United States when all of the following factors exist: (a) evidence of an arrangement with the customer; (b) play or availability of the bingo units; (c) a fixed or determinable fee; and (d) collectibility is reasonably assured. We exercise judgment in assessing the creditworthiness of our customers and therefore in our determination of whether collectibility is reasonably assured. Should changes in conditions cause us to determine these criteria are not met for future transactions, revenue recognized for future reporting periods could be adversely affected.

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

IMPAIRMENT OF GOODWILL AND INTANGIBLE ASSETS

We elected to early adopt Statement 142 during our fiscal year end October 31, 2002, and accordingly we discontinued amortization of our goodwill as of November 1, 2001. We completed the required measurement test as of that date and determined there was no impairment of goodwill upon adoption of Statement 142. This measurement included market multiple methodology and a discounted cash flow methodology.

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

LEGAL CONTINGENCIES

We are currently involved in various claims and legal proceedings.  Periodically, we review the status of each significant matter and assess our potential financial exposure.  If the potential loss from any claim or legal proceeding is considered probable and the amount can be estimated, we accrue a liability for the estimated loss.  Significant judgment is required in both the determination of probability and the determination as to whether an exposure can be reasonably estimated.  Because of uncertainties related to these matters, accruals are based only on the best information available at the time.  As additional information becomes available, we reassess the potential liability related to our pending claims and litigation and may revise our estimates.  Such revisions in the estimates of the potential liabilities could have a material impact on our results of operations and financial position.  See Note E of Notes to Condensed Consolidated Financial Statements for a description of our material legal proceedings.

RESULTS OF OPERATIONS

Three Months Ended April 30, 2003 Compared with Three Months Ended April 30, 2002

REVENUE.  We generated revenue of $13.3 million for the three months ended April 30, 2003 compared to $12.1 million for the comparable prior-year period.  The $1.2 million, or 10.0%, net increase in revenue from the second quarter of fiscal 2002 was primarily due to increased TED2 C bingo unit placement and the contribution from the former IGS halls.

COST OF REVENUE.  Cost of revenue increased $1.1 million, or 23.5%, to $5.6 million for the three months ended April 30, 2003 from $4.5 million for the comparable prior-year period. Cost of revenue as a percent of revenue for the current three-month period increased to 42.0% compared to 37.5% for the three months ended April 30, 2002. The increase in cost of revenue over the prior year was driven by a planned increase of $621,000 in service and operations principally for personnel and related costs attributable to the growth in service, and an increase of $649,000 in bingo unit depreciation and amortization primarily as a result of our investment in TED2 C color hand-held units and IGS units.  These increases were partially offset with a decrease of $232,000 related to a write-off of a capitalized development project for the three months ended April 30, 2002, disposals of bingo units and equipment repair expenses.

GENERAL AND ADMINISTRATIVE.  General and administrative costs increased $968,000, or 45.4%, to $3.1 million for the three months ended April 30, 2003 from $2.1 million for the comparable prior-year period.  General and administrative costs as a percent of revenue for the current three-month period were 23.3% compared to 17.6% for the three months ended April 30, 2002.  Increased legal and consulting expenses accounted for $722,000 of the increase and were the primary factors driving our costs above last year. We believe the elevated level of legal expenses, including those related to defense of a patent infringement lawsuit in Nevada, litigation with a former distributor in Texas, litigation with a former distributor of IGS in Mississippi and other legal proceedings, will continue for the third quarter of fiscal 2003.

SALES AND MARKETING.   Sales, marketing, and commission expenses increased $87,000, or 2.8%, to $3.2 million for the three months ended April 30, 2003, from $3.1 million for the comparable prior-year period.   Sales, marketing, and commission expenses as a percent of revenue for the current three-month period were 24.0% compared to 25.7% for the three months ended April 30, 2002.  Distributor commissions increased $56,000 to $2.2 million for the three months ended April 30, 2003 primarily due to the 10.0% increase in revenue.  Distributor commission expenses, as a percentage of revenue for the current three-month period were 16.3% compared to 17.5% for the three months ended April 30, 2002. Commissions will fluctuate as the mix of revenue generated by distributors and those customers served directly by us varies.

RESEARCH AND DEVELOPMENT. Research and development costs increased $326,000, or 58.7%, to $882,000 for the three months ended April 30, 2003 from $555,000 for the comparable prior-year period.  Research and development costs as a percent of revenue for the current three-month period were 6.6% compared to 4.6% for the three months ended April 30, 2002.  The increase is a result of significant growth in the engineering staff and external project costs for new or enhanced products on which to play bingo.  The accelerated level of investment in research and development costs is expected to continue for the balance of fiscal 2003 and beyond.

PROVISION FOR INCOME TAXES.  Our income tax provision was adjusted during the current quarter to recognize an effective fiscal-year rate of 47.0%; the rate for the quarter ended April 30, 2003 was 59.7% compared to 38.2% for the quarter ended April 30, 2002.  The effective tax rates reflect certain permanent differences and the effect of state and federal income taxes on the pre-tax income.

Six Months Ended April 30, 2003 Compared with Six Months Ended April 30, 2002

REVENUE.  We generated revenue of $26.5 million for the six months ended April 30, 2003 compared to $24.0 million for the comparable prior-year period.  The $2.6 million, or 10.7%, net increase in revenue from the first six months of fiscal 2002 was primarily due to increased TED2 C bingo unit placement and the contribution from the IGS halls.

COST OF REVENUE.  Cost of revenue increased $1.4 million, or 14.4%, to $10.9 million for the six months ended April 30, 2003 from $9.5 million for the comparable prior-year period. Cost of revenue as a percent of revenue for the current six-month period increased to 41.0% compared to 39.7% for the six months ended April 30, 2002.  The increase in cost of revenue was primarily due to a $1.5 million increase in depreciation and amortization, as a result of our investment in TED2 C color hand-held units and IGS units, and an increase of $814,000 in service and operations, principally for personnel and related costs attributable to the growth in service.  These increases were partially offset with a decrease of $944,000 related to a write-off of a capitalized development project for the six months ended April 30, 2002, refurbishments and disposals of bingo units and equipment expenses.

GENERAL AND ADMINISTRATIVE.  General and administrative costs increased $1.9 million, or 45.4%, to $6.0 million for the six months ended April 30, 2003 from $4.1 million for the comparable prior-year period.  General and administrative costs as a percent of revenue for the current six-month period were 22.6% compared to 17.2% for the six months ended April 30, 2002. The first quarter of fiscal 2002 included a benefit from reductions of $236,000 and $332,000 to the October 31, 2001 reserves for management incentive compensation and bad debts, respectively.  Additionally, legal and consulting expenses increased $1.1 million above last year partially due to defense of a patent infringement lawsuit in Nevada, litigation with our former distributor in Texas, litigation with a former distributor of IGS in Mississippi and other legal proceedings.

SALES AND MARKETING.   Sales, marketing, and commission expenses increased $278,000, or 4.5%, to $6.4 million for the six months ended April 30, 2003 from $6.1 million for the comparable prior-year period.   Sales, marketing, and commission expenses as a percent of revenue decreased for the current six-month period to 24.1% from 25.5% for the six months ended April 30, 2002.  Distributor commissions increased $281,000 to $4.4 million for the six months ended April 30, 2003, primarily due to the 10.7% increase in revenue.  Distributor commission expenses, as a percentage of revenue, for the current six-month period were 16.6% compared to 17.2% for the six months ended April 30, 2002.  Commissions will fluctuate as the mix of revenue generated by distributors and those customers served directly by us varies.

RESEARCH AND DEVELOPMENT. Research and development costs increased $903,000, or 92.7%, to $1.9 million for the six months ended April 30, 2003 from $974,000 for the comparable prior-year period.  Research and development costs as a percent of revenue for the current six-month period were 7.1% compared to 4.1% for the six months ended April 30, 2002.  The increase was a result of significant growth in the engineering staff and external project costs for new or enhanced products on which to play bingo.

PROVISION FOR INCOME TAXES.  Our income tax provision is recorded at an effective rate of 47.0% for the six-months ended April 30, 2003 compared to 38.2% for the six months ended April 30, 2002.  The effective tax rates reflect certain permanent differences and the effect of state and federal income taxes on the pre-tax income.

LIQUIDITY AND CAPITAL RESOURCES

Operating activities provided $10.0 million of cash for the six months ended April 30, 2003 compared to $6.5 million for the six months ended April 30, 2002. The $10.0 million consisted primarily of net income of $748,000, adjusted by $5.1 million from depreciation, amortization, and obsolescence provisions, $3.9 million from refunded income taxes plus a net source of funds of $234,000 from other operating assets and liabilities

We used approximately $6.3 million of cash in investing activities for the six months ended April 30, 2003 compared to $8.5 million of cash for the six months ended April 30, 2002. The $6.3 million consisted of $4.9 million of capital expenditures ($4.6 million of which was expended on bingo units and associated support equipment), the purchase of certain assets of IGS and the purchase of other intangible assets for a total of $3.9 million and a decrease in short-term investments of $2.4 million.

We received net cash of $387,000 in financing activities for the six months ended April 30, 2003 compared to $338,000 for the six months ended April 30, 2002. The $387,000 received for the six months ended April 30, 2003 was primarily proceeds from stock option exercises of $501,000, offset by payments of $114,000 on long-term debt.

As of April 30, 2003, we had cash and cash equivalents and short-term investments of approximately $10.9 million. In addition to our cash and cash equivalents and short-term investments, we have a $10.0 million line of credit with Wells Fargo Bank, N.A., which has an interest rate based on the prime rate or London InterBank Offered Rate (“LIBOR”) plus 2.0%, at our option, on which there was no outstanding balance at April 30, 2003. The revolving credit facility expires on April 2, 2004.  We believe that cash flow from operations and cash, cash equivalents, and short-term investments on hand, together with funds available under the revolving credit facility, will be sufficient to support our operations and provide for budgeted capital expenditures and liquidity requirements through fiscal 2003. Our long-term liquidity requirements will depend on many factors, including the rate at which we expand our business, and whether we do so internally or through acquisitions. In addition, strategic opportunities we may pursue could require us to fund our portion of operating expenses of such ventures and may require us to advance additional amounts should any partners in such ventures be unable to meet unanticipated capital calls or similar funding events. To the extent that the funds generated from the sources described above are insufficient to fund our activities in the long term, we may be required to raise additional funds through public or private financing. No assurance can be given that additional financing will be available or that, if it is available, it will be on terms acceptable to us.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our revolving credit facility with Wells Fargo is a $10.0 million line of credit with an interest rate based on the prime rate or LIBOR plus 2.0%, at our option. The line of credit expires on April 2, 2004.

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

Sensitivity Analysis.    Assuming we had a $2.0 million balance outstanding as of April 30, 2003, the rate of interest calculated using the prime rate option would be 4.25%. Our monthly interest payment, if the rate stayed constant, would be $7,083. If the prime rate rose to 8.0%, which assumes an unusually large increase, our monthly payment would be $13,333. A more likely increase of 1.0% or 2.0%, given the recent trend of decreasing or relatively low interest rates, would result in a monthly payment of $8,750 or $10,417, respectively. We do not believe the risk resulting from such fluctuations is material or that the payment required would have a material effect on cash flow.

ITEM 4.  CONTROLS AND PROCEDURES

Based on their evaluation, as of a date within 90 days prior to the date of the filing of this report, of the effectiveness of our disclosure controls and procedures, our Chief Executive Officer and Chief Financial Officer have each concluded that our disclosure controls and procedures are effective and sufficient to ensure that we record, process, summarize, and report information required to be disclosed by us in our periodic reports filed under the Securities Exchange Act within the time periods specified by the Securities and Exchange Commission’s rules and forms. Subsequent to the date of their evaluation, there have not been any significant changes in our internal controls or in other factors that could significantly affect these controls, including any corrective action with regard to significant deficiencies and material weaknesses.

CAUTIONARY STATEMENT FOR PURPOSES OF THE “SAFE HARBOR” PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

This document includes various “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Sections 21E of the Securities Exchange Act of 1934, as amended, which represent our expectations or beliefs concerning future events.  Statements containing expressions, such as “believes,” “anticipates,” or “expects,” used in our press releases and periodic reports on Forms 10-K and 10-Q filed with the Commission, are intended to identify forward-looking statements.  All forward-looking statements involve risks and uncertainties.  Although we believe our expectations are based upon reasonable assumptions within the bounds of our knowledge of our business and operations, there can be no assurances that actual results will not materially differ from expected results.  We caution that these and similar statements included in this report are further qualified by important factors that could cause actual results to differ materially from those in the forward-looking statements.  Such factors include those discussed in our annual report on Form 10-K for the year ended October 31, 2002.  Readers are cautioned not to place undue reliance on forward-looking statements, which speak only as of the date thereof.  We undertake no obligation to publicly release any revisions to such forward-looking statements to reflect events or circumstances after the date hereof.

PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

On March 22, 2001, we filed a claim in the United States District Court, District of Arizona, GAMETECH INTERNATIONAL, INC. V. TREND GAMING SYSTEMS, LLC, CV 01-540 PHX PGR, seeking a declaratory judgment that we are not in material breach of our November 1, 1999 distribution agreement with Trend Gaming Systems, LLC, or Trend, and seeking damages for past due payments and wrongful withholdings by Trend. Trend has counterclaimed, alleging that its payments are in compliance with its contractual obligations and that it is entitled to withhold certain monies. Trend also contends that we are in breach of certain of our contractual obligations to Trend or its customers. On December 16, 2002, the court entered at our request an order enjoining Trend from using approximately $540,000 in funds it had collected on our behalf, pending a trial on our ownership interest in those funds. The money has been placed in a bank account subject to the court’s control. In addition, collections of accounts receivable by Trend, if any, will also be placed in that account, pending the trial of the case. No trial date has been set. Trend filed a motion for summary judgment alleging that the termination of the distribution agreement was improper.  On May 16, 2003, the court denied Trend’s motion for summary judgment. We have denied the allegations and intend to vigorously pursue and defend this matter.  However, we cannot provide assurance that we will obtain a favorable outcome. An unfavorable outcome could have a material adverse effect on our business, financial position, and results of operations.

On October 30, 2002, Capital Gaming Supplies filed a claim in the United States District Court, Southern District of Mississippi, CAPITAL GAMING SUPPLIES, INC. V. GAMETECH INTERNATIONAL, INC., 3:02 CV 1636 WS, seeking a judgment that we tortiously interfered with alleged existing and prospective customer accounts. We have denied the allegations and filed a counter-claim seeking a judgment that Capital tortiously interfered with our customer accounts. Capital recently filed an amended complaint adding other claims against us and other defendants, including a claim for malicious breach of contract against International Gaming Systems, LLC or IGS, and its principals.  In November 2002, we acquired certain assets of IGS and we assumed certain claims filed by Capital against IGS and its principals. Capital seeks compensatory and punitive damages from all defendants.  Trial is set for January 26, 2004. We intend to defend and pursue vigorously this matter.  We believe that Capital’s claims are without merit. However, we cannot provide assurance that we will obtain a favorable outcome. An unfavorable outcome could have a material adverse effect on our business, financial position, and results of operations.

In March 2003, the South Carolina Department of Revenue (“Department”) issued a notice to all persons and entities that use electronic daubing devices (such as our portable and fixed-base bingo units) to cease and desist using the devices as of September 4, 2003.  The notice is a reversal of the Department’s previous position provided to us in 1995 regarding the use of such devices.  The Department’s decision was not made due to any violation or improper conduct on our part.  We have filed a Request for Contested Case Hearing regarding the Department’s reversal.  We disagree with the Department’s position and are actively seeking legal and legislative relief so that our electronic daubing devices may continue to be used.  Historically, South Carolina has accounted for less than 5% of our annual revenues.  We can make no assurances that we will be able to continue to provide equipment to the South Carolina market after September 4, 2003.

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

Not Applicable

ITEM 5.  OTHER INFORMATION

Not Applicable

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

a) EXHIBITS:

10.24

Letter Amendment dated April 2, 2003 between Well Fargo Bank, N.A., and the Registrant, amending the letter agreement between the parties dated August 19, 1998, together with Revolving Line of Credit Note dated April 2, 2003.

99.1	Certification of Chief Executive Officer pursuant to U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.2	Certification of Chief Financial Officer pursuant to U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

b) REPORTS ON FORM 8-K

99.3	On March 10, 2003 we filed a current report on Form 8-K, reporting the March 7, 2003 adoption of a Stockholder Rights Plan.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Signature	Title	Date

/S/ Clarence H. Thiesen	Chief Executive Officer	June 16, 2003
Clarence H. Thiesen	(Principal Executive Officer)

/S/ John P. Hewitt	Chief Financial Officer,	June 16, 2003
John P. Hewitt	(Principal Financial Officer)

/S/ Ann D. McKenzie	Corporate Controller,	June 16, 2003
Ann D. McKenzie	(Principal Accounting Officer)

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

4.                           The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)    Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)    Evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)    Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.                           The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)    All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize, and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)    Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.                           The registrant’s other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  June 16, 2003

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

4.                           The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)    Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)    Evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)    Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.                           The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)    All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize, and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)    Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.                           The registrant’s other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  June 16, 2003

/S/ John P. Hewitt
John P. Hewitt
Chief Financial Officer