Form 10-Q
period 2003-07-31
GAMETECH INTERNATIONAL INC
filed 2003-09-15
CIK 1045014

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JULY 31, 2003

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

On September 8, 2003, the registrant had 11,737,439 outstanding shares of its Common Stock, par value $0.001 per share.

GAMETECH INTERNATIONAL, INC.

QUARTERLY REPORT ON FORM 10 –Q

FOR THE QUARTERLY PERIOD ENDED JULY 31, 2003

GAMETECH INTERNATIONAL, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

	October 31, 2002	July 31, 2003
		(Unaudited)
Assets:
Current assets:
Cash and cash equivalents	$4,233	$8,354
Short-term investments	5,045	2,219
Accounts receivable, net	3,906	3,781
Deposits	610	66
Refundable income taxes	3,888	—
Prepaid expenses and other current assets	433	420
Deferred income taxes	2,278	2,278
Total current assets	20,393	17,118

Bingo units, furniture and equipment, net	21,620	22,398
Intangible and other non-current assets, net	1,128	2,790
Goodwill	14,960	16,809
Total assets	$58,101	$59,115

Liabilities and stockholders’ equity:
Current liabilities:
Accounts payable	$914	$475
Accrued payroll and related obligations	805	703
Other accrued liabilities	2,099	1,778
Current portion of long-term debt	13	344
Total current liabilities	3,831	3,300

Long-term debt	—	12
Non-current employment obligations	432	435
Deferred income taxes	3,348	3,348

Commitments and contingencies

Stockholders’ equity:
Common stock, $.001 par value: 40,000,000 shares authorized; 13,090,764 shares issued at October 31, 2002 and 13,592,764 shares issued at July 31, 2003	13	14
Capital in excess of par value	45,716	46,246
Retained earnings	12,857	13,856
Less: Treasury stock, at cost: 1,855,325 shares at October 31, 2002 and at July 31, 2003	(8,096)	(8,096)
Total stockholders’ equity	50,490	52,020
Total liabilities and stockholders’ equity	$58,101	$59,115

See accompanying notes.

GAMETECH INTERNATIONAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except share and per share amounts)

	Three Months Ended July 31,		Nine Months Ended July 31,
	2002	2003	2002	2003
	(Unaudited)		(Unaudited)

Revenue	$12,496	$12,776	$36,452	$39,295

Cost of revenue	4,836	5,905	14,335	16,768
Gross profit	7,660	6,871	22,117	22,527

Operating expenses:
General and administrative	2,168	2,650	6,295	8,651
Sales and marketing	3,163	2,929	9,280	9,324
Research and development	609	974	1,583	2,851
Total operating expenses	5,940	6,553	17,158	20,826

Income from operations	1,720	318	4,959	1,701

Interest and other income (expense), net	50	(14)	85	13

Income before provision for income taxes	1,770	304	5,044	1,714

Provision for income taxes	676	52	1,926	715

Net income	$1,094	$252	$3,118	$999

Basic net income per share	$0.10	$0.02	$0.28	$0.09

Diluted net income per share	$0.09	$0.02	$0.27	$0.08

Shares used in the calculation of net income per share:
Basic	11,202,609	11,732,222	11,125,926	11,682,194

Diluted	11,739,270	11,749,470	11,653,170	11,800,173

See accompanying notes.

GAMETECH INTERNATIONAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Nine Months Ended July 31,
	2002	2003
	(unaudited)
Cash flows from operating activities:
Net income	$3,118	$999
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and obsolescence	6,120	8,081
Changes in operating assets and liabilities:
Accounts receivable, net	390	125
Deposits, net	26	544
Refundable income taxes	1,198	3,888
Other current assets	(24)	13
Accounts payable	101	(439)
Other accrued liabilities	(1,062)	(420)

Net cash provided by operating activities	9,867	12,791

Cash flows from investing activities:
Decrease (increase) in short-term investments	(1,895)	2,826
Capital expenditures for bingo units, furniture and equipment	(10,013)	(7,255)
Payment for the acquisition of International Gaming Systems, Inc.	—	(3,469)
Proceeds from settlement of Bingo Technologies Corporation purchase	477	—
Purchase of intangible assets	(311)	(1,109)

Net cash used in investing activities	(11,742)	(9,007)

Cash flows from financing activities:
Payments on long-term debt	(2,365)	(194)
Proceeds from exercise of stock options	1,065	531

Net cash (used) provided by financing activities	(1,300)	337

Net (decrease) increase in cash and cash equivalents	(3,175)	4,121
Cash and cash equivalents at beginning of period	10,131	4,233

Cash and cash equivalents at end of period	$6,956	$8,354

Supplemental disclosure of non-cash investing activities:
Purchase of intangible assets through the incurrence of long-term debt	$—	$537

See accompanying notes.

GAMETECH INTERNATIONAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JULY 31, 2003

(UNAUDITED)

NOTE A.  BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements as of July 31, 2003 have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.  In our opinion, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included.  Operating results for the three- and nine-month periods ended July 31, 2003 are not necessarily indicative of the results that may be expected for the fiscal year ending October 31, 2003.

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

NOTE B.  SIGNIFICANT ACCOUNTING POLICIES

REVENUE RECOGNITION

Revenue is recognized for bingo units placed in bingo halls under contracts based on (a) a fixed fee per use per session; (b) a fixed weekly fee per unit; or (c) a percentage of the revenue generated by each unit. Revenue recognition is a key component of our results of operations and determines the timing of certain expenses, such as commissions. We recognize revenue when all of the following factors exist: (a) evidence of an arrangement with the customer; (b) play or availability of the bingo units; (c) a fixed or determinable fee; and (d) collectibility is reasonably assured.

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

GOODWILL AND OTHER INTANGIBLE ASSETS

In 2001 the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets” (“Statement 142”), which we early adopted as of November 1, 2001. Under Statement 142, goodwill and intangible assets deemed to have indefinite lives are no longer amortized but are subject to an annual impairment review, and depending upon the results of that review, the recorded goodwill and intangible assets may be written down and charged to income from operations when their carrying value exceeds their estimated fair value.

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

Our pro forma information follows:

(In thousands, except per share amounts)

	Three Months Ended July 31,		Nine Months Ended July 31,
	2002	2003	2002	2003
	(Unaudited)		(Unaudited)

Net income, as reported	$1,094	$252	$3,118	$999
Deduct: Total stock-based employee compensation expense determined under fair value based method, net of related tax effects	(138)	(133)	(512)	(350)
Pro forma net income	$956	$119	$2,606	$649

Earnings per share:
Basic – as reported	$0.10	$0.02	$0.28	$0.09
Basic – pro forma	$0.09	$0.01	$0.23	$0.06

Diluted – as reported	$0.09	$0.02	$0.27	$0.08
Diluted – pro forma	$0.08	$0.01	$0.22	$0.06

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

In November 2002, the EITF reached a consensus on Issue 00-21, “Multiple-Deliverable Revenue Arrangements” (“Issue 00-21”). Issue 00-21 addresses how to account for arrangements that may involve the delivery or performance of multiple products, services, and/or rights to use assets. The consensus mandates how to identify whether goods or services or both that are to be delivered separately in a bundled sales arrangement should be accounted for separately because they are “separate units of accounting.” The guidance can affect the timing of revenue recognition for such arrangements, even though it does not change rules governing the timing or pattern of revenue recognition of individual items accounted for separately. The final consensus will be applicable to agreements entered into in fiscal years beginning after June 15, 2003 with early adoption permitted. Additionally, companies will be permitted to apply the consensus guidance to all existing arrangements as the cumulative effect of a change in accounting principle in accordance with APB Opinion No. 20, Accounting Changes. We are assessing, the potential impact of Issue 00-21, but at this point do not believe the adoption of Issue 00-21 will have a material impact on our financial position, cash flows or results of operations.

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

NOTE C.  ACQUISITION OF ASSETS

In November 2002, we acquired certain assets of International Gaming Systems, Inc. (“IGS”) for a cash purchase price of $3.4 million.  Among other things, the acquisition added to our operations approximately 1,400 fixed-base bingo units in approximately 20 additional bingo halls. The acquisition was accounted for as a purchase of a business in accordance with SFAS No. 141, “Business Combinations.”  We determined the appropriate purchase price allocation based on estimated fair values at the date of acquisition for tangible and identifiable intangible assets acquired to be approximately $600,000 for bingo units and support equipment and approximately $1.0 million for identifiable intangibles with a residual amount of approximately $1.8 million assigned to goodwill.

NOTE D.  NET INCOME PER SHARE OF COMMON STOCK

The calculation of the basic and diluted earnings per share is the same except for the dilutive effect of outstanding stock options.  The dilution was 536,661 and 17,248 shares for the three months ended July 31, 2002 and 2003, respectively.  The dilution was 527,244 and 117,979 shares for the nine months ended July 31, 2002 and 2003, respectively. Employee stock options to purchase 551,975 and 443,785 shares of the Company’s common stock for the three months ended July 31, 2003 and 2002, respectively, and 551,975 and 503,785 shares for the nine months ended July 31, 2003 and 2002, respectively, were not included in the computation of diluted loss per share because the effect would be anti-dilutive.

NOTE E.  LITIGATION

We are in litigation with a former distributor in Texas in which each party is seeking damages from the other resulting from alleged material breaches and resultant termination of the related distributor agreement. As a result of the termination of the agreement during our fourth quarter of 2002, we fully reserved our existing accounts receivable from the distributor at October 31, 2002, including certain monies received by the distributor and owed to us that have been placed in a bank account subject to the court’s control. Subsequent collections by the distributor, if any, against accounts receivable existing at the contract termination date will also be placed in that account. In addition, we have posted a deposit of approximately $450,000 with the court, which is included in other non-current assets, net on the accompanying condensed consolidated balance sheet. The disposition of the funds (monies held in the bank account and our deposit) is pending the outcome of the litigation. The terms of the distributor agreement contain certain contingent commission liabilities and other liabilities, which if a final judgment were rendered unfavorable to us, could have a material adverse effect on our financial position and results of operations.  The contingent commission liabilities, only if determined at trial to be payable, would be calculated based on terms included in the terminated distributor agreement.  Those terms call for commissions on a diminishing percentage of revenues from the relative customers over the three-year period following the termination of the distributor agreement.  For the first year following termination, commissions would be calculated on 80% of the revenues, for the second year commissions would be calculated on 70% of the revenues, and for the third year commissions would be calculated on 60% of the revenues.  Assuming revenues for the three-year period remained constant at the rate earned over the first eleven months following termination of the distributor agreement, the contingent liability would amount to approximately $2.4 million.  A May 10, 2004 trial date has been set and there can be no assurance of a favorable outcome of the litigation. We have not accrued any liability at July 31, 2003 for this matter.

We are in litigation with Capital Gaming Supplies, Inc. (“Capital”), a distributor in Mississippi for IGS.  Capital claims that we tortiously interfered with alleged existing and prospective customer accounts in Mississippi. We have denied the allegations and filed a counter-claim seeking a judgment that Capital tortiously interfered with our customer accounts.  In addition, Capital has amended its complaint, adding other claims against us and other defendants, including a claim against IGS and its principals.  In November 2002, we acquired certain assets of IGS (see footnote C) and agreed to assume liability for certain claims filed by Capital against IGS and its principals.  We have not accrued any liability at July 31, 2003 for this matter and intend to vigorously oppose Capital’s claims. Trial is set for January 28, 2004.  While we have a reasonable basis for believing Capital’s claims are without merit, we cannot provide any assurance that we will obtain a favorable outcome.

In March 2003, the South Carolina Department of Revenue (“Department”) issued a notice to all persons and entities that use electronic daubing devices (such as our portable and fixed-base bingo units) to cease and desist using the devices as of September 4, 2003.  The notice is a reversal of the Department’s previous position provided to us in 1995 regarding the use of such devices.  The Department’s decision was not made due to any violation or improper conduct on our part.  We have filed a Request for Contested Case Hearing regarding the Department’s reversal.  We disagree with the Department’s position and are actively seeking legal and legislative relief so that our electronic daubing devices may continue to be used.  Historically, South Carolina has accounted for less than 5% of our revenues.  We have executed a Memorandum of Understanding (“MOU”) with the Department and other entities involved in the South Carolina bingo industry, which will allow us to continue to operate in South Carolina until March 15, 2004.  We can make no assurances that we will be able to continue to provide equipment to the South Carolina market after March 15, 2004.

We are involved in various other legal proceedings arising out of our operations in the ordinary course of our business.  We do not believe that any of these proceedings will have a material adverse effect on our business, financial condition, or results of operations beyond the immaterial amounts recorded in the accompanying condensed consolidated financial statements. However, if settlements are not reached and the lawsuits proceed to trial, unfavorable outcomes could have a material adverse effect on our financial position and results of operations.

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

OVERVIEW

We design, develop, and market interactive electronic bingo systems. We currently market portable hand-held systems that can be played anywhere within a bingo hall and a fixed-base system with touchscreen or light pen activated monitors. For our three most recent fiscal years ended October 31, 2000, 2001, and 2002, our portable hand-held units generated approximately 75%, 77% and 77% of our revenues, respectively, while, during those same periods, our fixed-based units generated the balance of our revenues.  For the first nine months of fiscal 2003, our hand-held units produced approximately 74% of our revenues, and our fixed-base units, including those acquired from IGS, produced approximately 26% of our revenues.  We have systems in service in states that allow electronic bingo systems for use with charitable and commercial organizations and in Native American bingo halls.  Collectively.  As of July 31, 2003, we had products in 35 states and in five countries outside of the United States.

We generate revenue by placing electronic bingo systems in bingo halls.  Revenue growth is affected by player acceptance of electronic bingo as an addition or an alternative to paper bingo and our ability to expand operations into new markets. Fixed-base bingo units generally generate greater revenue per unit than portable bingo units, but also require a greater initial capital investment.

We typically install our electronic bingo systems at no charge to our customers, and we capitalize the costs. We record depreciation of bingo equipment over a three- and five-year estimated useful life using the straight-line method of depreciation.

Our expenses consist primarily of (a) cost of revenue, consisting of expenses associated with technical and operational support of the bingo systems within bingo halls, depreciation of bingo units, repair, refurbishment, and disposals of bingo units and related support equipment, and excess or obsolescence reserves; (b) general and administrative, consisting of activities associated with management of our company and related support, which includes finance and accounting, legal, compliance, information systems, human resources, and accounts receivable reserves; (c) sales and marketing, consisting primarily of commissions paid to distributors for promoting and supporting our products and an internal sales force with a focus upon generating new customers and upgrades for existing customers; and (d) research and development (R&D), consisting of company-sponsored R&D activities to provide players with new or enhanced products.

During the first nine months of fiscal 2003, the following events occurred that affected, or may in the future affect, our results of operations, or liquidity and capital resources.

In November 2002, we acquired certain assets of IGS for a cash purchase price of $3.4 million.  Among other things, the acquisition added to our operations approximately 1,400 fixed-base bingo units in approximately 20 additional bingo halls. The acquisition was accounted for as a purchase of a business. We determined the appropriate purchase price allocation based on estimated fair values at the date of acquisition for tangible and identifiable intangible assets acquired to be approximately $600,000 for bingo units and support equipment and approximately $1.0 million for identifiable intangibles with a residual amount of approximately $1.8 million assigned to goodwill.

We have incurred significant expenses in aggressively defending or pursuing certain legal issues, including the defense of a patent infringement lawsuit in Nevada, our litigation with a former distributor in Texas, and litigation with a former distributor for IGS in Mississippi.  The terms of the terminated distributor agreement with the former Texas distributor contain certain contingent commission liabilities, which if a final judgment were unfavorable to us, could have an adverse effect on our financial position, results of operation and liquidity.  The contingent commission liabilities, only if determined at trial to be payable, would be calculated based on terms included in the terminated distributor agreement. Assuming revenues for the three-year period remained constant at the rate earned over the first eleven months following termination of the distributor agreement, the contingent liability would amount to approximately $2.4 million.  However, because we do not currently believe it probable that there will be an unfavorable outcome, we have not accrued any amount related to these contingent liabilities.

We have significantly increased the staffing of our research and development department and have increased expenditures for outside research and development costs.  We anticipate that the higher level of research and development expenditures experienced thus far in fiscal 2003 will continue.

During the first nine months of fiscal 2003, our capital expenditures were approximately $7.3 million, $6.7 million of which represented investments in bingo and related support equipment, primarily for our color hand-held unit, the TED2 CTM.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Management’s Discussion and Analysis of Financial Condition and Results of Operations discusses our condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the balance sheet date and reported amounts of revenue and expenses during the reporting period. On an ongoing basis, we evaluate our estimates and judgments, including those related to revenue recognition, bad debts, bingo unit depreciation, goodwill impairment, contingencies and litigation. We base our estimates and judgments on historical experience and on various other factors that are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our condensed consolidated financial statements.

REVENUE RECOGNITION

Revenue is recognized for bingo units placed in bingo halls under contracts based on (a) a fixed fee per use per session; (b) a fixed weekly fee per unit; or (c) a percentage of the revenue generated by each unit. Our revenue recognition is a key component of our results of operations, and determines the timing of certain expenses, such as commissions. We recognize revenue in accordance with accounting principles generally accepted in the United States when all of the following factors exist: (a) evidence of an arrangement with the customer; (b) play or availability of the bingo units; (c) a fixed or determinable fee; and (d) collectibility is reasonably assured. We exercise judgment in assessing the creditworthiness of our customers and therefore in our determination of whether collectibility is reasonably assured. Should changes in conditions cause us to determine these criteria are not met for future transactions, revenue recognized for future reporting periods could be adversely affected.

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

IMPAIRMENT OF GOODWILL AND INTANGIBLE ASSETS

We are required to perform an annual goodwill impairment review, and depending upon the results of that measurement, the recorded goodwill may be written down and charged to income from operations when its carrying amount exceeds its estimated fair value. In addition, we assess the impairment of goodwill whenever events or changes in circumstances indicate that the carrying value may not be recoverable, such as a significant adverse change in legal factors or in the business climate, an adverse action or assessment by a regulator, unanticipated competition, or a loss of key personnel.

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

Both of these assessments require management judgment. Any changes in key assumptions about the business and its prospects, or changes in market conditions or other externalities, could result in an impairment charge and such a charge could have a material adverse effect on our consolidated results of operations.

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

RESULTS OF OPERATIONS

Three Months Ended July 31, 2003 Compared with Three Months Ended July 31, 2002

REVENUE.  We generated revenue of $12.8 million for the three months ended July 31, 2003 compared to $12.5 million for the comparable prior-year quarter.  The $280,000, or 2.2%, net increase in revenue from the third quarter of fiscal 2002 was primarily due to the increase of TED2 C bingo unit placements and the contribution from the former IGS halls.

COST OF REVENUE.  Cost of revenue increased $1.1 million, or 22.1%, to $5.9 million for the three months ended July 31, 2003 from $4.8 million for the comparable prior-year quarter. Cost of revenue as a percent of revenue for the current three-month period increased to 46.2% compared to 38.7% for the three months ended July 31, 2002. The increase in cost of revenue over the prior year was driven by a planned increase of $575,000 in service and operations, principally for personnel and related costs attributable to the growth in service, and an increase of $551,000 in bingo unit depreciation and amortization, primarily as a result of our investment in TED2 C color hand-held units and IGS units.

GENERAL AND ADMINISTRATIVE.  General and administrative costs increased $482,000, or 22.2%, to $2.7 million for the three months ended July 31, 2003 from $2.2 million for the comparable prior-year quarter.  General and administrative costs as a percent of revenue for the current three-month period were 20.7% compared to 17.4% for the three months ended July 31, 2002.  Increased legal and consulting expenses accounted for most of the increase and were the primary factors driving our costs above last year. We believe the elevated level of legal expenses, including those related to defense of a patent infringement lawsuit in Nevada, litigation with a former distributor in Texas, litigation with a former distributor of IGS in Mississippi, and other legal proceedings, will continue for the balance of fiscal 2003 and into early fiscal 2004.  The fiscal 2003 three-month period benefited from an adjustment of $87,000, the reversal of a portion of the accrual for future bonus payments.

SALES AND MARKETING.   Sales, marketing, and commission expenses decreased $234,000, or 7.4%, to $2.9 million for the three months ended July 31, 2003 from $3.2 million for the comparable prior-year quarter.   Sales, marketing, and commission expenses as a percent of revenue for the current three-month period were 22.9% compared to 25.3% for the three months ended July 31, 2002.  Distributor commissions decreased $152,000 to $2.0 million for the three months ended July 31, 2003 due to an increase in revenue generated by non-distributor halls. Distributor commission expenses, as a percentage of revenue for the current three-month period were 15.7% compared to 17.2% for the three months ended July 31, 2002. Commissions will fluctuate as the mix of revenue generated by distributors and those customers served directly by us varies.

RESEARCH AND DEVELOPMENT. Research and development costs increased $365,000, or 59.9%, to $974,000 for the three months ended July 31, 2003 from $609,000 for the comparable prior-year quarter.  Research and development costs as a percent of revenue for the current three-month period were 7.6% compared to 4.9% for the three months ended July 31, 2002.  The increase was a result of significant growth in the engineering staff and external project costs for new or enhanced products.  The accelerated level of investment in research and development costs is expected to continue for the balance of fiscal 2003 and beyond.

PROVISION FOR INCOME TAXES.  Our income tax provision was adjusted during the current quarter to recognize an effective fiscal-year rate of 41.7%; consequently, the rate for the quarter ended July 31, 2003 was 17.1% compared to 38.2% for the quarter ended July 31, 2002.  The effective tax rates reflect certain permanent differences between financial accounting and tax accounting and the effect of state and federal income taxes on the pre-tax income.

Nine Months Ended July 31, 2003 Compared with Nine Months Ended July 31, 2002

REVENUE.  We generated revenue of $39.3 million for the nine months ended July 31, 2003 compared to $36.5 million for the comparable prior-year period.  The $2.8 million, or 7.8%, net increase in revenue from the first nine months of fiscal 2002 was primarily due to increased TED2 C bingo unit placement and the contribution from the IGS halls.

COST OF REVENUE.  Cost of revenue increased $2.4 million, or 17.0%, to $16.8 million for the nine months ended July 31, 2003 from $14.3 million for the comparable prior-year period. Cost of revenue as a percent of revenue for the current nine-month period increased to 42.7% compared to 39.3% for the nine months ended July 31, 2002.  The increase in cost of revenue was primarily due to a $1.4 million increase in service and operations, principally for personnel and related costs attributable to the growth in service and a $2.0 million increase in depreciation and amortization, as a result of our investment in TED2 C color hand-held units and IGS units.  These increases were partially offset with an aggregate decrease of $1.0 million related to a write-off of a capitalized development project last year and a decrease in refurbishment expenses and disposals of bingo units and equipment.

GENERAL AND ADMINISTRATIVE.  General and administrative costs increased $2.4 million, or 37.4%, to $8.7 million for the nine months ended July 31, 2003 from $6.3 million for the comparable prior-year period.  General and administrative costs as a percent of revenue for the current nine-month period were 22.0% compared to 17.3% for the nine months ended July 31, 2002. The fiscal 2002 period included benefits from a reduction of $236,000 and $332,000 to the October 31, 2001 reserves for management incentive compensation and bad debts, respectively.  Additionally, legal and consulting expenses increased $1.5 million above last year partially due to defense of a patent infringement lawsuit in Nevada, litigation with our former distributor in Texas, litigation with a former distributor of IGS in Mississippi, and other legal proceedings.

SALES AND MARKETING.   Sales, marketing, and commission expenses increased $44,000, or 0.5%, to $9.3 million for the nine months ended July 31, 2003.   Sales, marketing, and commission expenses as a percent of revenue decreased for the current nine-month period to 23.7% from 25.5% for the nine months ended July 31, 2002.  Distributor commissions decreased $129,000 to $6.4 million for the nine months ended July 31, 2003.  Distributor commission expenses, as a percentage of revenue, for the current nine-month period were 16.3% compared to 17.2% for the nine months ended July 31, 2002.  Commissions will fluctuate as the mix of revenue generated by distributors and those customers served directly by us varies.

RESEARCH AND DEVELOPMENT.  Research and development costs increased $1.3 million, or 80.1%, to $2.9 million for the nine months ended July 31, 2003 from $1.6 million for the comparable prior-year period.  Research and development costs as a percent of revenue for the current nine-month period was 7.3% compared to 4.3% for the nine months ended July 31, 2002.  The increase was a result of significant growth in the engineering staff and external project costs for new or enhanced products.

PROVISION FOR INCOME TAXES.  Our income tax provision was recorded at an effective rate of 41.7% for the nine-months ended July 31, 2003 compared to 38.2% for the nine months ended July 31, 2002.  The effective tax rates reflect certain permanent differences between financial accounting and tax accounting and the effect of state and federal income taxes on the pre-tax income.

LIQUIDITY AND CAPITAL RESOURCES

Operating activities provided $12.8 million of cash for the nine months ended July 31, 2003 compared to $9.9 million for the nine months ended July 31, 2002. The $12.8 million consisted primarily of net income of $999,000, adjusted by $8.1 million from depreciation, amortization, and obsolescence provisions, $3.9 million from refundable income taxes less a net use of funds of $177,000 from other operating assets and liabilities. The $2.9 million increase in cash provided from operating activities was the net result of a decline of $2.1 million in net income offset by an increase of $2.0 million in depreciation, amortization and obsolescence reserves, and a net change of $3.0 million, as a source of funds, in operating assets and liabilities.

We used approximately $9.0 million of cash in investing activities for the nine months ended July 31, 2003 compared to $11.7 million of cash for the nine months ended July 31, 2002. The $9.0 million consisted of $7.3 million of capital expenditures ($6.7 million of which was expended on bingo units and associated support equipment), the purchase of certain assets of IGS and other intangible assets for a total of $4.6 million, and a decrease in short-term investments of $2.8 million.

Financing activities for the nine months ended July 31, 2003 provided $337,000 due to proceeds from stock option exercises of $531,000, offset by payments of $194,000 on long-term debt.  During the first nine months of fiscal 2002, we used $1.3 million for financing activities.

As of July 31, 2003, we had cash and cash equivalents and short-term investments of approximately $10.6 million. In addition to our cash and cash equivalents and short-term investments, we have a $10.0 million line of credit with Wells Fargo Bank, N.A., which has an interest rate based on the prime rate or London InterBank Offered Rate (“LIBOR”) plus 2.0%, at our option, on which there was no outstanding balance at July 31, 2003. The revolving credit facility expires on April 2, 2004.  We believe that cash flow from operations and cash, cash equivalents, and short-term investments on hand, together with funds available under the revolving credit facility, will be sufficient to support our operations and provide for budgeted capital expenditures and liquidity requirements through fiscal 2003. Our long-term liquidity requirements will depend on many factors, including the rate at which we expand our business and whether we do so internally or through acquisitions. In addition, strategic opportunities we may pursue could require us to fund our portion of operating expenses of such ventures and may require us to advance additional amounts should any partners in such ventures be unable to meet unanticipated capital calls or similar funding events. To the extent that the funds generated from the sources described above are insufficient to fund our activities in the long term, we may be required to raise additional funds through public or private financing. No assurance can be given that additional financing will be available or that, if it is available, it will be on terms acceptable to us.

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

Sensitivity Analysis.    Assuming we had a $2.0 million balance outstanding as of July 31, 2003, the rate of interest calculated using the prime rate option would be 4.0%. Our monthly interest payment, if the rate stayed constant, would be $6,667. If the prime rate rose to 8.0%, which assumes an unusually large increase, our monthly payment would be $13,333. A more likely increase of 1.0% or 2.0%, given the recent trend of decreasing or relatively low interest rates, would result in a monthly payment of $8,333 or $10,000, respectively. We do not believe the risk resulting from such fluctuations is material or that the payment required would have a material effect on cash flow.

ITEM 4.  CONTROLS AND PROCEDURES

We have evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures are effective to ensure that we record, process, summarize, and report information required to be disclosed by us in our quarterly reports filed under the Securities Exchange Act within the time periods specified by the Securities and Exchange Commission’s rules and forms.  During the quarterly period covered by this report, there have not been any changes in our internal controls over financial reporting that have materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

On March 22, 2001, we filed a claim in the United States District Court, District of Arizona, GAMETECH INTERNATIONAL, INC. V. TREND GAMING SYSTEMS, LLC, CV 01-540 PHX PGR, seeking a declaratory judgment that we are not in material breach of our November 1, 1999 distribution agreement with Trend Gaming Systems, LLC (“Trend”) and seeking damages for past due payments and wrongful withholdings by Trend.  Trend has counterclaimed, alleging that its payments are in compliance with its contractual obligations and that it is entitled to withhold certain monies. Trend also contends that we are in breach of certain of our contractual obligations to Trend or its customers. On December 16, 2002, the court entered at our request an order enjoining Trend from using approximately $540,000 in funds it had collected on our behalf, pending a trial on our ownership interest in those funds. The money has been placed in a bank account subject to the court’s control. In addition, collections of accounts receivable by Trend, if any, will also be placed in that account, pending the trial of the case. No trial date has been set. Trend filed a motion for summary judgment alleging that the termination of the distribution agreement was improper.  On May 16, 2003, the court dismissed Trend’s motion for summary judgment.  A May 10, 2004 trial date has been set.  We have denied the allegations and intend to vigorously pursue and defend this matter.  However, we cannot provide assurance that we will obtain a favorable outcome.  An unfavorable outcome could have a material adverse effect on our business, financial position, and results of operations.

On October 30, 2002, Capital Gaming Supplies filed a claim in the United States District Court, Southern District of Mississippi, CAPITAL GAMING SUPPLIES, INC. V. GAMETECH INTERNATIONAL, INC., 3:02 CV 1636 WS, seeking a judgment that we tortiously interfered with alleged existing and prospective customer accounts. We have denied the allegations and filed a counter-claim seeking a judgment that Capital tortiously interfered with our customer accounts.  On April 18, 2003, Capital filed an amended complaint adding other claims against us and other defendants, including a claim for malicious breach of contract against IGS, and its principals.  In November 2002, we acquired certain assets of IGS and we assumed certain claims filed by Capital against IGS and its principals. Capital seeks compensatory and punitive damages from all defendants.  Trial is set for January 28, 2004. We intend to defend and pursue vigorously this matter.  We believe that Capital’s claims are without merit. However, we cannot provide assurance that we will obtain a favorable outcome. An unfavorable outcome could have a material adverse effect on our business, financial position, and results of operations.

In March 2003, the South Carolina Department of Revenue (“Department”) issued a notice to all persons and entities that use electronic daubing devices (such as our portable and fixed-base bingo units) to cease and desist using the devices as of September 4, 2003.  The notice is a reversal of the Department’s previous position provided to us in 1995 regarding the use of such devices.  The Department’s decision was not made due to any violation or improper conduct on our part.  We have filed a Request for Contested Case Hearing regarding the Department’s reversal.  We disagree with the Department’s position and are actively seeking legal and legislative relief so that our electronic daubing devices may continue to be used.  Historically, South Carolina has accounted for less than 5% of our revenues.  We have executed a Memorandum of Understanding (“MOU”) by and between the Department and other entities involved in the South Carolina bingo industry, which will allow us to continue to operate in South Carolina until March 15, 2004.  We can make no assurances that we will be able to continue to provide equipment to the South Carolina market after March 15, 2004.

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

Not Applicable

ITEM 5.  OTHER INFORMATION

Not Applicable

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

a) EXHIBITS:

31.1                           Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

31.2                           Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

32.1                           Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2                           Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

b) REPORTS ON FORM 8-K

99.3                           On May 22, 2003 we filed a current report on Form 8-K, the May 21, 2003, “Results of Operations and Financial Conditions,” financial results of the second quarter of fiscal 2003 and year-to-date results.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Signature	Title	Date

/S/ Clarence H. Thiesen	Chief Executive Officer	September 15, 2003
Clarence H. Thiesen	(Principal Executive Officer)

/S/ John P. Hewitt	Chief Financial Officer,	September 15, 2003
John P. Hewitt	(Principal Financial Officer)

/S/ Ann D. McKenzie	Corporate Controller,	September 15, 2003
Ann D. McKenzie	(Principal Accounting Officer)