Form 10-K
period 2003-10-31
GAMETECH INTERNATIONAL INC
filed 2004-01-29
CIK 1045014

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended October 31, 2003

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

Common Stock, par value $.001 per share

Rights to Purchase Series A Junior Participating Preferred Stock
(Title of class)

     Indicate by check mark whether the registrant (a) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (b) has been subject to such filing requirements for the past 90 days.     Yes ☑          No ☐

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     ☐

      Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2)     Yes ☐          No ☑

      The aggregate market value of common stock held by nonaffiliates of the registrant (6,166,803 shares) based on the closing price of the registrant’s common stock as reported on the NASDAQ National Market on April 30, 2003, which was the last business day of the registrant’s most recently completed second fiscal quarter, was $18,192,069. For purposes of this computation, all officers, directors, and 10% beneficial owners of the registrant are deemed to be affiliates. Such determination should not be deemed to be an admission that such officers, directors, or 10% beneficial owners are, in fact, affiliates of the registrant.

      As of January 12, 2004, there were outstanding 11,737,439 shares of the registrant’s common stock, par value $0.001 per share.

Documents Incorporated By Reference

      None

GAMETECH INTERNATIONAL, INC.

ANNUAL REPORT ON FORM 10-K

FISCAL YEAR ENDED OCTOBER 31, 2003

Statement Regarding Forward-Looking Statements

      The statements contained in this report on Form 10-K that are not purely historical are forward-looking statements within the meaning of applicable securities laws. Forward-looking statements include statements regarding our “expectations,” “anticipation,” “intentions,” “beliefs,” or “strategies” regarding the future. Forward-looking statements also include statements regarding revenue, margins, expenses, and earnings analysis for fiscal 2004 and thereafter; expansion of products or product development; expansion into new domestic and international markets; potential acquisitions or strategic alliances; and liquidity and anticipated cash needs and availability. All forward-looking statements included in this report are based on information available to us as of the filing date of this report, and we assume no obligation to update any such forward-looking statements. Our actual results could differ materially from the forward-looking statements. Among the factors that could cause actual results to differ materially are the factors discussed in Item 1, “Business — Risk Factors.”

PART I

Item 1.	Business

General

      We design, develop, and market interactive electronic bingo player terminals and systems. We currently market portable terminals, which can be played anywhere within a bingo hall, and fixed-base systems with light pen- or touchscreen-activated monitors. We have portable and fixed-base terminals operating in charitable, Native American, and commercial bingo halls. Both our portable and fixed-base systems display electronic bingo card images for each bingo game. Our electronic bingo terminals enable players to play substantially more bingo cards than they can play on paper cards, typically leading to a greater spend per player and higher profits per bingo session for the bingo operator. We install the electronic bingo systems, typically at no cost to the operator, and charge either a fixed fee per use per terminal per session, a fixed weekly fee per terminal, or a percentage of the revenue generated by each terminal. We typically enter into one- to three-year contracts with bingo operators.

      Our company was founded in 1994 by executives previously involved in the bingo, slot machine, lottery, and high-technology software and hardware industries to pursue the belief that an advanced, interactive, electronic bingo system would be well received by both bingo hall operators and players. We believe our experienced management team, quality electronic bingo systems, and reputation for superior customer service and support enable us to compete effectively in the highly competitive bingo industry.

      Bingo is a legal enterprise in 47 states (excluding Arkansas, Hawaii, and Utah) and the District of Columbia. Nonprofit organizations sponsor bingo games for fundraising purposes, while Native American, commercial entities, and government-sponsored entities operate bingo games for profit. As of October 31, 2003, we had systems in approximately 25 of the more than 30 states that allow electronic bingo systems for use with charitable and commercial organizations. Under the Indian Gaming Regulatory Act, or IGRA, electronic bingo may be played on Native American lands in the 46 states where bingo is legal. We estimate that bingo currently is played on Native American lands in 30 states. As of October 31, 2003, we had units in operation in Native American bingo halls in 13 of those states. Collectively, as of October 31, 2003, we had products in 35 states and in five foreign countries.

      Our website is located at www.gametech-inc.com. Through our website, we make available free of charge our annual reports on Form 10-K, our proxy statements, our quarterly reports on Form 10-Q, our current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) under the Securities Exchange Act. These reports are available as soon as reasonably practicable after we electronically file those materials with the Securities and Exchange Commission.

Business Strategy

      Our goal is to be the leading provider of electronic bingo products and back-office bingo management systems in the United States, on Native American lands, and internationally. Key elements of this strategy include the following:

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

Expand Product Offerings

      We plan to continue to expand our product offerings to provide bingo players with more choices and price points and introduced our new TravelerTM portable terminal at the Global Gaming exhibition in September

2003. The Traveler expands our offering of portable bingo terminals and incorporates many of the attributes of the successful Palm-Top terminal with a second generation technology platform and color display. We believe the Traveler will reduce our operating expenses including repairs and refurbishment costs, and add a higher level of reliability for our customers.

      Our wide range of electronic bingo products allow bingo operators to offer players many choices when establishing their purchases for bingo games. Operators are then better positioned to ensure they meet the needs of all levels of customers. We are continuing to focus our efforts on expanding our product lines so bingo operators can offer players everything from low cost terminals to higher priced player terminals, as well as terminals that are capable of supporting a variety of different games that provide a higher level of entertainment value. Our current product portfolio includes four portable models and two fixed-base terminal offerings.

Increase Player Usage of Bingo Electronics

      There is an opportunity to continue to attract bingo players who would normally only use paper bingo cards to also utilize electronic terminals when playing bingo. Our internal sales personnel and third-party distributors focus their efforts on actively promoting the use of electronics with players in our markets and in new markets. These efforts include partnering with bingo operators in certain jurisdictions for promotions and other marketing to educate players on the benefits and entertainment value of electronics.

Expand into New Domestic Markets

      As part of our strategy to facilitate the expansion of the charitable electronic bingo market, we are pursuing legislative changes to allow or enhance the environment for electronic bingo in various strategic markets. In addition, we intend to expand the number of route operations to serve bingo halls that otherwise would be uneconomical to serve. The route operations move our portable terminals between various charitable bingo halls on days that the respective halls hold bingo sessions. These route operations allow us to penetrate numerous charitable games that only play one or two sessions of bingo each week while allowing us to maintain our desired level of utilization to ensure effective use of our products and systems.

Expand Internationally

      We plan to continue to expand our operations outside of the United States. We currently have a small installed base of terminals in the United Kingdom, Canada, the Philippines, Norway, and Japan. We are actively pursuing additional expansion into the United Kingdom, Norway, and certain provinces in Canada. In the United Kingdom, we are working with major bingo operators to increase player acceptance levels and capitalize on the potential of placing additional electronic bingo terminals in bingo clubs. We are also evaluating opportunities to expand into other countries.

Develop New Applications

      We maintain an ongoing product development program focused on enhancing our existing products and developing new products and additional applications for our technology. During fiscal 2003, we significantly increased the staffing of our research and development department and have increased expenditures in outside research and development costs. We anticipate that the higher level of research and development expenditures experienced in fiscal 2003 will continue during fiscal 2004.

      During 2003, we introduced a new product feature called Pay-N-PlayTM, which supports a fast paced or speed bingo game as well as limited introduction of the Traveler, a color portable terminal that provides enhanced graphics and a higher level of entertainment to players. The Traveler terminal is expected to be released to the general market during fiscal 2004.

      We developed one-way radio frequency, or RF, for use on several of our portable products during 2002. We will continue with the widespread rollout of this wireless communications function during 2004.

Develop Strategic Alliances/ Acquire Complementary Companies

      We plan to continue to review opportunities to grow through strategic alliances and acquisitions that could extend our presence into new geographic markets, expand our client and product base, add new products, and provide operating synergies.

Products

      We provide bingo operators with a variety of electronic player terminals and back-office management systems. Our player terminals operate on one of two proprietary operating systems known as NEDTM and DiamondTM. These operating systems include Point-of-Sale, or POS, functionality for bingo operators that allow them to consolidate to one system for selling paper and electronics, while also loading the appropriate sales information to electronic player terminals. Both systems also provide bingo operators with a verifier that confirms whether a called “BINGO” is legitimate and has been won on a bingo card (whether electronic or paper) that was sold during the session being played.

      We also offer bingo operators a back-office management system known as AllTrak®2 while continuing to support our legacy product, AllTrak®. Although offered separately, AllTrak 2 is typically integrated with our electronic bingo terminals to provide a bingo hall with a package of accounting and marketing information that enhances the bingo operator’s ability to manage the bingo hall. The original AllTrak back-office management system operates a multi-purpose DOS-based back-office accounting system for bingo hall operators on a PC platform. The AllTrak 2 system is a Windows-based, multi-purpose accounting system for bingo hall operators running on standard PCs. Both AllTrak systems operate together with the Diamond operating system and significantly enhance the user interface at POS terminals. In addition, the systems provide inventory-tracking capabilities for bingo paper, complete sales data, player tracking systems and more.

      We design our bingo systems to provide maximum appeal to bingo players and hall operators. The primary benefits to players of electronic bingo terminals include the following:

•	the ability to play up to 600 electronic bingo card images during one bingo game, significantly more than can be played on paper;

•	the ability to electronically and simultaneously mark the called numbers on all cards being played, thereby reducing player error in missing or mismarking a number; and

•	the ability to alert the player upon attaining a “BINGO,” thereby reducing the chance a player misses winning a prize.

      Our terminals are also designed to enhance the entertainment value of playing bingo. Our terminals allow players to customize certain aspects of the user interface, and our fixed-base terminals incorporate picture-in-picture and audio technology. In many markets, players can also play alternative games, such as solitaire, for entertainment only during bingo sessions. Our portable terminals allow players to play bingo electronically while sitting in a player’s preferred seat or moving around the bingo hall. The ease of using our electronic bingo terminals makes playing bingo possible for players with physical disabilities that may prevent them from playing on paper, which normally involves marking multiple paper bingo cards by hand with an ink dauber. We believe that these aspects of our electronic bingo systems make them more appealing to players than paper cards.

      We currently market two types of electronic bingo products: portable and fixed-base electronic bingo systems. Many bingo hall operators offer players both portable and fixed-base terminals in order to satisfy varying customer preferences and price levels.

Portable Bingo Systems

      We currently have the following four variations of portable bingo terminals in commercial use:

•	the TED[2]CTM terminal, our top of the line color portable terminal;

•	the Traveler terminal, our new state-of-the-art portable color terminal;

•	the Palm Top terminal, which is our high-end black and white portable terminal; and

•	the TED® terminal, which is our lower-cost black and white portable terminal.

      Our portable bingo systems operate similarly to our fixed-base systems, except that players must manually enter the numbers as they are called. As numbers are input into the terminals, either manually or by way of wireless communication, each bingo card being played is then simultaneously marked. These terminals can mark up to 600 cards per game. In a portable system, the file server, caller unit, and sales units are similar to, and can be shared with, those of fixed-base systems. The portable terminal can recognize almost any bingo game format that the bingo operator wishes to play and alerts the player, both audibly and visually, when “BINGO” has been achieved. Portable terminals are battery powered with rechargeable battery packs. Portable terminals are recharged between bingo sessions in charging crates, which handle 27 Palm Top, 25 TED, 12 TED2C and 12 Traveler terminals, respectively.

      The TED2C terminal is our premier portable product. With a color screen and graphics similar to our fixed-base bingo systems, it offers a superior player experience. The TED2C terminal can display up to 16 cards at one time and play up to 600 cards in one game. This easy-to-use device operates using either the AllTrak 2 back-office system or Diamond Bingo® POS system.

      The Traveler is a new player terminal that incorporates a next generation of technology that we plan to use as a foundation for future products. Traveler is designed to cater to players who prefer a compact portable terminal with a color display and wireless communications. The terminal utilizes our crate loading methodology eliminating the need to load a player’s information into an individual terminal at the POS station. This easy-to-use device operates using either the AllTrak 2 back-office system or the Diamond Bingo POS system.

      The Palm Top terminal is the high-end black and white portable in our product portfolio. It shows three bingo card faces at all times and can play up to 600 cards in one game. This device resembles a palm top PC and operates on a 386 processor using the Diamond Bingo POS system.

      The TED terminal is the lower-cost version of our Palm Top. With the exception of appearance, the TED terminal operates in all aspects on a similar basis as the Palm Top. The TED terminal can display four bingo cards at a time rather than three cards as in the case of the Palm Top. The TED terminal functions from a proprietary motherboard and operates using the NED or Diamond Bingo POS system and the AllTrak or AllTrak 2 back-office system.

Fixed-Base Bingo Systems

      Our fixed-base bingo systems consist of a local area network of microcomputers, including the file server, the caller unit, the sales unit, and the player’s terminal. All terminals in the fixed-base bingo system use microcomputer hardware and can be operated with light pens or touchscreens. Fixed-base terminals can be played in automatic mode or in manual mode, which requires the players to enter each number called. Players can switch between the two modes as they choose if they are playing in a jurisdiction that allows for automatic daubing. In either mode, up to 600 electronic bingo card images can be marked simultaneously. A complete fixed-base bingo system consists of the following:

      File Server. The file server runs the network. All bingo game data is processed and stored through this unit.

      Caller Unit. The caller unit, which is located on the caller’s stand, allows the caller to communicate with each player’s terminal by use of a touchscreen. By simply touching the screen, the caller enters ball numbers drawn, game number, game patterns, and wild numbers. The caller unit connects with each player’s fixed-base terminal to verify electronic bingo card images and enables the winning electronic bingo card images and paper cards to be displayed on monitors within the bingo hall. The caller unit typically contains a modem that allows us to access data remotely, thereby enabling us to monitor the use of our terminals. Data from the system is also available to assist bingo hall operators to manage their halls.

      Sales Unit. The sales unit is a point-of-sale terminal, typically located near the entrance of a bingo hall, where all customer purchases are made. Using a light pen or touchscreen, the cashier activates player buy-in choices for the session and the unit automatically calculates pricing and totals. The player receives a printed receipt itemized by date, session, and quantity of electronic bingo card images purchased.

      Player’s Terminal. Each player’s terminal consists of a separate computer, monitor, and either a light pen or touchscreen. Each player’s terminal is housed in a customized wooden or metal table with up to six terminals per table. Players can cycle through all of their electronic bingo card images while play is proceeding. The player’s terminal marks the numbers called on each electronic bingo card image being played, either automatically or after the player enters the number called. The terminal displays the player’s three electronic bingo card images that are closest to a “BINGO.” The free space at the center of any electronic bingo card image that is one number away from “BINGO” flashes to notify the player. The terminal typically sounds an alert alarm and the screen flashes when “BINGO” is achieved.

Product and System Software Development

      We conduct an ongoing research and development program to enhance the features and capabilities of our bingo systems, to maintain a competitive advantage in the marketplace, and to extend our product line with new games and applications.

      During 2003, we introduced a new product feature called Pay-N-Play, which supports a fast paced or speed bingo game. This application of the Pay-N-Play feature requires a strictly electronic bingo atmosphere where players make their card purchases on a game-by-game basis rather than for a fixed number of games. The prize board for each game using the Pay-N-Play feature is determined as a percentage of the total amount wagered on each game, helping to ensure a profitable game for the operator. This feature allows operators to offer a bingo based game to players during non-session times of the day, as well as during regular sessions, helping them increase their revenue per square foot in dedicated bingo areas. We expect to continue to receive a strong demand for the Pay-N-Play feature throughout fiscal 2004 as bingo operators seek to expand their ability to offer players a variety of entertainment choices. The Pay-N-Play feature is currently available for use in a limited number of charitable bingo jurisdictions and we intend to expand availability during the year. Pay-N-Play is available for broad use tribally.

      In 2001 we developed the TED2C terminal, followed by the Traveler terminal in 2003. We are dedicating resources to further enhance the AllTrak systems to provide complete business solutions to bingo operators. We are consistently improving and upgrading our software applications. We have expanded our research and development team to better address this important aspect of our business.

      We developed one-way radio frequency, or RF, for use on several of our portable products during 2002. We will continue with the widespread rollout of this wireless communications function during 2004.

      During fiscal 2003, we spent approximately $3.8 million for company-sponsored research and development activities compared with approximately $2.1 million during fiscal 2002 and approximately $1.7 million (excluding relocation and retirement of co-founder costs) during fiscal 2001.

Sales, Marketing, and Distribution

      We utilize a direct sales force as well as a network of third-party distributors to promote the use and placements of our electronic bingo terminals and systems.

      We strive to work with only those third-party distributors who have the largest market share in bingo supplies for their respective geographic areas. Most distributors carry a complete range of bingo supplies, such as paper, ink daubers, and other consumable products that bingo operations may require. Our distributors typically work in defined geographic jurisdictions under one- to three-year agreements with exclusivity provisions where applicable with us. This exclusivity allows us to align our mutual interests in the market and seek to maintain our market leading positions.

      Our internal sales force works to support our network of distributors as well as service customers directly in certain markets. Our staff of sales personnel consults with bingo operators to optimize the use of electronics in their games and to improve their profitability.

      Our marketing strategy is to target bingo operators and demonstrate the benefits of our bingo systems to both bingo operators and bingo players. Our superior customer service and quality products are designed to promote player loyalty and long-term relationships with bingo operators.

      Our installation package typically includes the following:

•	installation by us at no cost to the bingo operator;

•	training sessions for the bingo staff;

•	promotional sessions to introduce players to the system;

•	advertising package and point-of-sale materials; and

•	an ongoing maintenance program.

Target Markets

      We target the thousands of charities licensed to operate bingo games in the United States and Canada. We also target Native American bingo halls. As of December 31, 2003, we had approximately 500 locations serving approximately 1,500 bingo operators, including many charitable bingo halls in which we or our distributors have multiple customers. For the year ended October 31, 2003, portable terminals generated approximately 73% of our revenue and fixed-based terminals generated approximately 27% of our revenue.

      As of December 31, 2003 we operated in 35 states and five foreign countries. We are actively pursuing additional opportunities in other states and countries as well as increased activity at existing sites.

Materials and Supplies

      The hardware portion of our TED and TED2C terminals are assembled by Electronic Evolution Technologies, Inc., or EET, a Nevada-based manufacturer. In addition, EET refurbishes those TED, Palm Top, and TED2C terminals that we do not refurbish internally. Our Traveler terminals are assembled by Western Electric, an Idaho-based manufacturer. We do not have any long-term supply contracts with EET or Western Electric.

      We source all fixed-base bingo systems from various domestic suppliers, and we configure those systems at our facility in Nevada. We have not had any significant delays in securing our portable, or fixed-base bingo systems. We require that the assemblers of our terminals be dedicated to high quality and productivity as well as support for new product development. There are significant risks inherent in relying on few suppliers for substantially all of our products. See Item 1, “Business — Risk Factors — We depend on third-party suppliers for our portable terminals.”

Intellectual Property

      We have registered trademarks with the U.S. Patent and Trademark Office for the following names: “TED,” “Bingo Card Minder,” “Bingo Technologies Corporation,” “AllTrak,” “AllTrak2,” “Cadillac Bingo,” “Diamond Bingo,” “Diamond Plus Bingo,” “Diamond Ted,” and “The Electronic Dauber.” We have trademark applications pending with the U.S. Patent and Trademark Office for the following names: “Diamond Elite,” “Diamond Pro,” “Diamond VIP,” “GameTech and Design,” “Pay-N-Play,” “TED2C,” “GameTech,” “Hot Jewels,” “Race Tabs,” “Bingo Easy Tabs System,” “Blazing Quarters,” “Electronic Daubing Goes Extreme,” “Nevada Classic,” “Sunken Treasurer,” “The Bingo Players Choice,”

“Traveler” and “Firestar.” We have registered Canadian trademarks for the following names: “Diamond Ted,” and “The Bingo’s Players Choice.” We have Canadian trademark applications pending for the following names: “Diamond Bingo,” “Diamond Plus Bingo,” “Race Tabs,” “AllTrak,” “GameTech,” “GameTech and Design,” “Diamond Elite,” “Diamond Pro,” “Diamond VIP,” “Pay-N-Play,” “TED,” and “TED2C.” We have registered Norwegian trademarks for the following names: “GameTech and Design” and “TED.” We have Norwegian trademark applications pending for the following names: “GameTech” and “Pay-N-Play.” We cannot provide assurance that any of our domestic or foreign trademark applications will be granted.

Competition

      The electronic bingo industry is characterized by intense competition based on various factors, including the ability to enhance bingo hall operations and to generate incremental revenue for bingo hall operators through product appeal to players, ease of use, serviceability, customer support and training, distribution, name recognition, and price. We compete primarily with other companies providing electronic bingo terminals, including California Concepts, Bettina Corp., Bingo Brain, Inc., EZ Bingo, FortuNet, Inc., Planet Bingo, Jenosys, and BK Entertainment. In addition, we compete with other similar forms of entertainment, including casino gaming, other forms of Class II gaming, and lotteries. Increased competition may result in price reductions, reduced operating margins, conversion from lease to sale of our units, and loss of market share, any of which could materially and adversely affect our business, operating results, and financial condition. Furthermore, existing and new competitors may expand their operations in our existing or potential new markets. We have attempted to counter competitive factors by providing superior service, new, innovative, and quality products and software improvements. We believe that the quality of our full array of portable and fixed-base bingo systems, combined with superior service and customer support, differentiate us from our competitors.

Government Regulation

      We are subject to regulation and oversight by governmental authorities in virtually all jurisdictions in which we conduct business. As of December 31, 2003, we held approximately 60 licenses with various regulatory agencies. The regulatory requirements vary from jurisdiction to jurisdiction. Governmental regulations may require licenses, approvals, findings of suitability, or qualifications for our company as well as for our products, officers, directors, certain personnel, significant stockholders, or other associated parties. The term “significant stockholder” typically refers to any beneficial owner of 5% or greater of our capital stock. Any person who fails or refuses to comply with these regulatory requirements could be subject to disciplinary or legal action, which could adversely impact our company, including the loss of any existing license and our ability to conduct business in one or more jurisdictions. The licensing approval and finding of suitability processes can be lengthy and expensive. On Native American lands, regulation results from the laws of each tribe, the provisions of IGRA, and various state compacts. Many jurisdictions have comprehensive licensing, reporting, and operating requirements with respect to the manufacture, sale, lease, use, and operation of bingo and bingo-related products, including electronic bingo equipment. These requirements have a direct impact on the conduct of our day-to-day operations. In substantially all states in which charitable bingo is legal, the state imposes limits on prizes on a per-game, per-session, or annual basis. Many government agencies license or otherwise regulate manufacturers and suppliers of bingo equipment; various levels of government prohibit the rental or leasing of bingo equipment; and other states regulate whether equipment may be rented at a fixed or percentage rate.

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

Nevada Regulation

      We are currently classified as a manufacturer and distributor of associated equipment pursuant to the provisions of the Nevada Gaming Control Act and regulations promulgated thereunder. Associated equipment manufacturers and distributors that sell, transfer, or offer associated equipment for use or play in Nevada may be required to file a licensing application for a finding of suitability at the discretion of the Nevada Gaming Commission on the recommendation of the Nevada State Gaming Control Board. To date, the Nevada gaming authorities have not required us to file a licensing application for a finding of suitability as an associated equipment manufacturer or distributor.

      Our associated equipment is subject to evaluation and approval by the state of Nevada prior to product placement or installation. Each of our associated equipment products that are in distribution in Nevada (except for those products in research and development) have been submitted to and approved by the state of Nevada.

Tribal Regulation

      Gaming on Native American lands, including the terms and conditions under which gaming equipment can be sold or leased to Native American tribes, is or may be subject to licensing and regulation under IGRA and the laws of the federal government, the tribes, and the host state, where applicable. Under IGRA, gaming activities are classified as Class I, II, or III. Class I gaming includes social games played solely for prizes of minimal value, or traditional forms of Native American gaming engaged in as part of, or in connection with, tribal ceremonies or celebrations. Class II gaming includes bingo and other card games authorized or not explicitly prohibited and played within the host state, but does not include banking card games, such as baccarat or blackjack. Class III gaming includes all forms of gaming that are not Class I or Class II, including slot machines, video lottery terminals, and casino style games or any other games prohibited by the host state. A Native American tribe typically conducts Class II gaming under IGRA without having entered into a written compact with its host state if the host state permits similar forms of gaming, but must enter into a separate written compact with the state in order to conduct Class III gaming activities. Under IGRA, tribes are required to regulate all gaming under ordinances approved by the Chairman of the National Indian Gaming Commission. These ordinances may impose standards and technical requirements on gaming hardware and software, and may impose registration, licensing, and background check requirements on gaming equipment manufacturers and suppliers and their key personnel, officers, directors, and stockholders.

      IGRA defines Class II gaming to include “the game of chance commonly known as bingo, whether or not electronic, computer or other technologic aids are used in connection therewith,” and defines Class III gaming to include “electronic or electromechanical facsimiles of any game of chance or slot machines of any kind.” We believe that both our portable and fixed-base terminals are Class II products. In the event that either is classified as a Class III device, such a designation would reduce the potential market for the devices because only Native American gaming halls that have entered into a tribal-state compact that permits Class III electronic gaming systems would be permitted to use the device, unless we could modify the systems to have them reclassified as a Class II game. We may not be able to make any such modifications in the event of such a classification.

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

State Regulation of Electronic Bingo Systems

      Our electronic bingo products, including our portable and fixed-base terminals, encounter greater regulation than traditional paper bingo. Applicable federal, state, tribal, and local regulations and enforcement vary significantly by jurisdiction.

      Electronic bingo in charitable halls is less widely permitted than paper bingo, primarily because many state laws and regulations were enacted before electronic bingo was introduced. We believe that electronic bingo in charitable halls is currently permitted in more than 30 of the 50 states. Because many state laws and regulations are silent or ambiguous with respect to electronic bingo, changes in regulatory and enforcement personnel could impact the continued operation of electronic bingo in some of these states. In addition, some regulatory authorities require the demonstration, testing, approval, or modification of electronic bingo systems prior to placement in those states.

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

Application of Future or Additional Regulatory Requirements

      We intend to seek the necessary licenses, approvals, and findings of suitability for our company, our products, or our personnel in jurisdictions in which we anticipate significant bingo activities. However, these licenses, approvals, or findings of suitability may not be obtained timely, if at all, and, if obtained, may be subsequently revoked, suspended, conditioned, or not renewed. In addition, we may not be able to obtain the necessary approvals for our future products. If a regulatory authority in a jurisdiction requires a license, approval, or finding of suitability and our company or stockholders fail to seek or do not receive the necessary license or finding of suitability, we may be prohibited from distributing our products for use in the jurisdiction or may be required to distribute our products through other licensed entities, which generally would result in a reduced profit to us.

Employees

      As of January 1, 2004, we had approximately 260 full-time equivalent employees. We are not subject to collective bargaining agreements with our employees, and we believe that our relations with our employees are good.

Risk Factors

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

      Some of our agreements with customers may permit termination by the customers upon relatively short notice to us and without penalty, and do not designate us as the customer’s exclusive electronic bingo system provider. Some contract terms may not be memorialized in writing.

Our compliance with several governmental and other regulations is costly and subjects our company to significant risks.

      We must maintain the existing licenses and approvals necessary to operate in our existing markets and obtain the necessary licenses, approvals, findings of suitability, and product approvals in all additional jurisdictions in which we intend to distribute our products. The licensing and approval processes can involve extensive investigation into our company and our products, officers, directors, certain personnel, significant stockholders, and other associated parties, all of which can require significant expenditures of time and resources. We must also comply with applicable regulations for our activities in any international jurisdiction into which we expand. We may not receive licensing or other required approvals in a timely manner in the jurisdictions in which we are currently seeking such approval. The regulations relating to company and product licensing are subject to change or change in interpretation, and other jurisdictions, including the federal government, may elect to regulate or tax bingo. We cannot predict the nature of any such changes or the impact that such changes would have on our business. The loss of a license in a particular jurisdiction may prohibit us from generating revenue in that jurisdiction, may prohibit us from installing or maintaining our units in other jurisdictions, and may have a material adverse effect on our business, results of operations, and financial condition.

We depend on third-party suppliers for portable terminals.

      The hardware portion of our TED and TED2C terminals are assembled by Electronic Evolution Technologies, Inc., or EET, a Nevada-based manufacturer. In addition, EET refurbishes those TED, Palm Top, and TED2C terminals that we do not refurbish internally. Our Traveler terminals are assembled by Western Electric, an Idaho-based manufacturer. We believe either manufacturer could assemble any of our portable terminals. We would need to locate a replacement contract manufacturer if both EET and Western Electric ceased doing business with us. Although we believe that we could locate a substitute contract manufacturer, any such replacement would involve some delay, and we may not be able to procure, substitute, or produce our terminals without significant interruption or price increase. Any failure of our company to receive refurbished or new terminals could have a material adverse effect on our business, results of operations, and financial condition.

      We purchased the assembled hardware portion of our Palm Top terminals and components from Tidal Power Technologies, Inc., a Taiwan-based manufacturer. However, we ceased purchase of terminals during fiscal 2001 and do not intend to make any purchases in the future. We do not have any long-term supply contracts with Tidal Power. If we renewed production of our Palm Top terminal, we would need to find a replacement component supplier if Tidal Power ceased doing business with us. If our company required Palm Top components to maintain the operation of our Palm Top terminal and failed to receive them, it could result in a material adverse effect on our business, results of operations, and financial condition.

We depend on our relationships with our distributors.

      We derive a significant portion of our revenue from customers serviced through distributors. Our distributors place our products with our customers and often maintain the primary relationship with the bingo halls. Generally, we or our distributors enter into one- to three-year agreements with the customers to use our systems and terminals. We rely on our distributors to a significant degree in the states in which the law requires us to place our systems and terminals through qualified distributors. The loss of our relationship with one or more of our distributors may require us to develop our internal sales force or engage new distributors to place our systems and terminals, which could be time consuming and expensive. The loss of one or more of our significant distributors may have a material adverse effect on our business, results of operations, and financial condition.

We depend on Native American laws in the operation of a portion of our business.

      Our units are operated in many bingo halls located on Native American reservations in the United States. State and federal laws governing the business or other conduct of private citizens generally do not apply on Native American lands. We may have limited recourse if any Native American tribe operating a particular bingo hall seized the terminals or barred entry onto the reservation in the event of a contract or other dispute. However, any seizure of our terminals is likely to result in a capital loss and loss of revenue to our company and could, were it to occur on a large scale, have a material adverse effect on our business, capital resources, results of operations, and financial condition.

If our games were classified as Class III games under the Indian Gaming Regulatory Act, we may not be able to obtain the necessary state approval to operate our business, or we may have to modify our systems to be classified as Class II games.

      Our operations in Native American gaming halls, which generated approximately 26% of our revenue during fiscal 2003, are subject to tribal and federal regulation under IGRA, which established the National Indian Gaming Commission, or NIGC. The NIGC has the authority to adopt rules and regulations to enforce certain aspects of IGRA and to protect tribal interests. Under IGRA, electronic bingo devices similar to ours have previously been determined by the NIGC to be Class II products that are subject solely to tribal regulation as approved by the NIGC. We believe our electronic bingo systems meet all of the requirements of a Class II game. We cannot provide assurance that the NIGC would not enact future regulations or reinterpret existing regulations in such a manner so as to limit the authority of tribes to self-regulate Class II gaming or to change the definition of Class II gaming in such a manner that our electronic bingo systems are classified as a Class III game under IGRA. If classified as Class III games, our electronic bingo systems could become subject to federal and state regulation through the Johnson Act and through tribal-state compacts required for Class III games played on Native American lands. In that event, or in the event other federal laws are enacted or interpreted differently that would subject our operations on Native American lands to state regulation, we may not be able to modify our electronic bingo systems to be classified as Class II games, or we may not obtain the necessary state approval and licenses to continue our operations in Native American gaming halls. Any such event could have a material adverse effect on our business, results of operations, and financial condition. Any modifications of our electronic bingo systems would also have the additional risk that such modifications would not appeal to customers or be acceptable to the Native American tribes.

We rely on the Texas market for a significant portion of our revenue.

      The concentration of our revenue in the Texas market, which generated approximately 19% of fiscal 2003 revenue, potentially heightens the exposure of regulatory changes or market changes that may prevent or impede us from doing business in that state. Furthermore, the loss of or inability of our company to find suitable distributors in Texas, where state law requires electronic bingo devices and systems to be placed through qualified distributors, could cause a material adverse effect on our business, results of operations, and financial condition.

The electronic bingo industry is extremely competitive.

      The electronic bingo industry is characterized by intense competition based on, among other things, the ability to enhance the operations of and to generate incremental sales for bingo operators through product appeal to players, ease of use, ease of serviceability, customer support and training, distribution, name recognition, and price. Increased competition may result in price reductions, reduced operating margins, conversion of terminals from lease to sale, and loss of market share, any of which could materially and adversely affect our business, operating results, and financial condition. Furthermore, existing and new competitors may expand their operations in our existing or potential new markets. In addition, we compete with other similar forms of entertainment, including casino gaming and lotteries.

Investors may not be able to exercise control over our company as a result of management’s and other principal stockholders’ ownership.

      The current executive officers and directors of our company beneficially own approximately 39% of our outstanding common stock. As a result, the executive officers and directors of our company can significantly influence the management and affairs of our company and all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. This concentration of ownership could have the effect of delaying or preventing a change in control of our company, even when such change of control is in the best interests of stockholders. This concentration of ownership also might adversely affect the market price of the common stock and the voting and other rights of our company’s other stockholders.

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

Acquisitions could divert management’s time and attention, dilute the voting power of existing stockholders, and have a material adverse effect on our business.

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

      Our growth plans may require full use of our current financial, managerial, and other resources as well as substantial expansion of those resources. In order to manage effectively any significant future growth, we may have to perform various tasks, including the following:

•	expand our facilities and equipment and further enhance our operational, financial, and management systems;

•	design, develop, produce, and receive products from third-party suppliers on a timely basis;

•	develop new and maintain existing distribution channels in order to maximize revenue and profit margins;

•	effectively manage regulatory risks in various jurisdictions;

•	successfully hire, train, retain, and motivate additional employees; and

•	integrate successfully the operations of any acquired businesses with our operations.

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

      As of January 12, 2004, we had outstanding 11,737,439 shares of common stock. Approximately 7.2 million of such shares are eligible for resale in the public market without restriction or further registration. The remaining approximately 4.5 million shares of common stock outstanding are held by affiliates of our company and may be sold only in compliance with the volume and other limitations of Rule 144. Sales of substantial amounts of common stock by stockholders in the public market, or even the potential for such sales, are likely to adversely affect the market price of the common stock and could impair our ability to raise capital by selling equity securities. Moreover, the shares of common stock issuable upon exercise of outstanding options will be freely tradable without restriction unless acquired by affiliates of our company. The issuance of such freely tradable shares will result in additional outstanding shares of common stock and will create additional potential for sales of additional shares of common stock in the public market.

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

      As the number of electronic bingo terminals in the industry increases and the functionality of these products further overlaps, we may become subject to infringement claims, with or without merit. Intellectual property-related claims or litigation can be costly and can result in a significant diversion of management’s attention. Any settlement of such claims or adverse determinations in such litigation could also have a material adverse impact on our business, results of operations, and financial condition.

Our stockholders’ rights plan may adversely affect existing stockholders.

      Our Stockholders’ Rights Plan may have the effect of deterring, delaying, or preventing a change in control that might otherwise be in the best interests of our stockholders. Under the Rights Plan, we issued a dividend of one Preferred Share Purchase Right for each share of our common stock held by stockholders of record as of the close of business on March 17, 2003.

      In general, subject to certain limited exceptions, the stock purchase rights become exercisable when a person or group acquires 15% or more of our common stock or a tender offer or exchange offer for 15% or more of our common stock is announced or commenced. After any such event, our other stockholders may purchase additional shares of our common stock at 50% of the then-current market price. The rights will cause substantial dilution to a person or group that attempts to acquire us on terms not approved by our board of directors. The rights may be redeemed by us at $0.01 per stock purchase right at any time before any person or group acquires 15% or more of our outstanding common stock. The rights should not interfere with any merger or other business combination approved by our board of directors. The rights expire on March 17, 2013.

Our operating results could differ materially from the forward-looking statements included in this report.

      Some of the statements and information contained in this report concerning future, proposed, and anticipated activities of our company, anticipated trends with respect to our revenue, operating results, capital resources, and liquidity or with respect to the markets in which we compete or the bingo industry in general, and other statements contained in this report regarding matters that are not historical facts are forward-looking statements, as that term is defined in the securities laws. Forward-looking statements, by their very nature, include risks and uncertainties, many of which are beyond our control. Accordingly, actual results may differ, perhaps materially, from those expressed in or implied by such forward-looking statements. Factors that could cause actual results to differ materially include those discussed elsewhere under this Item 1, “Business — Risk Factors.”

Item 2.	Properties

      Our corporate headquarters are located in Reno, Nevada, in a 41,000 square-foot leased facility under a lease that expires in November 2010. We also operate two regional facilities: a 8,080 square-foot site in Broadview Heights, Ohio, and a 4,115 square-foot site in Southlake, Texas. The Ohio lease expires in November 2006 and the Texas lease is month to month. We lease several other facilities, none of which are material to our operations. We believe that our facilities will be adequate for our needs for the foreseeable future.

Item 3.	Legal Proceedings

      On March 22, 2001, we filed a claim in the United States District Court, District of Arizona, GAMETECH INTERNATIONAL, INC. V. TREND GAMING SYSTEMS, LLC, CV 01-540 PHX PGR, seeking a declaratory judgment that we are not in material breach of our November 1, 1999 distribution agreement with Trend Gaming Systems, LLC (“Trend”) and seeking damages for past due payments and wrongful withholdings by Trend. Trend has counterclaimed, alleging that its payments are in compliance with its contractual obligations and that it is entitled to withhold certain monies. Trend also contends that we are in breach of certain of our contractual obligations to Trend or its customers. On December 16, 2002, the court entered at our request an order enjoining Trend from using approximately $540,000 in funds it had collected on our behalf, pending a trial on our ownership interest in those funds. The money has been placed in a bank account subject to the court’s control. In addition, collections of accounts receivable by Trend, if any, will also be placed in that account, pending the trial of the case. No trial date has been set. Trend filed a motion for summary judgment alleging that the termination of the distribution agreement was improper. On May 16, 2003, the court dismissed Trend’s motion for summary judgment. On December 2, 2003, Trend filed a renewed motion for summary judgment alleging that we did not have the right to terminate the distribution agreement based upon Trend’s failure to ensure that we received our minimum rate of return. We are preparing a response and the motion will be heard at an undetermined future date. A May 10, 2004 trial date has been set. We have denied the allegations and intend to vigorously pursue and defend this matter. However, we cannot provide assurance that we will obtain a favorable outcome. An unfavorable outcome could have a material adverse effect on our business, financial position, and results of operations.

      On October 30, 2002, Capital Gaming Supplies filed a claim in the United States District Court, Southern District of Mississippi, CAPITAL GAMING SUPPLIES, INC. V. GAMETECH INTERNATIONAL, INC., 3:02 CV 1636 WS, seeking a judgment that we tortiously interfered with alleged existing and prospective customer accounts. We have denied the allegations and filed a counter-claim seeking a judgment that Capital tortiously interfered with our customer accounts. On April 18, 2003, Capital filed an amended complaint adding other claims against us and other defendants, including a claim for malicious breach of contract against International Gaming Systems, Inc., and its principals. In November 2002, we acquired certain assets of IGS and we assumed certain claims filed by Capital against IGS and its principals. Capital seeks compensatory and punitive damages from all defendants. The January 28, 2004 trial date has been postponed indefinitely. We intend to defend and pursue vigorously this matter. We believe that Capital’s claims are without merit. However, we cannot provide assurance that we will obtain a favorable outcome. An unfavorable outcome could have a material adverse effect on our business, financial position, and results of operations.

      In March 2003, the South Carolina Department of Revenue issued a notice to all persons and entities that use electronic daubing devices (such as our portable and fixed-base bingo terminals) to cease and desist using the devices as of September 4, 2003. The notice is a reversal of the Department’s previous position provided to us in 1995 regarding the use of such devices. The Department’s decision was not made due to any violation or improper conduct on our part. We have filed a Request for Contested Case Hearing regarding the Department’s reversal. We disagree with the Department’s position and are actively seeking legal and legislative relief so that our electronic daubing devices may continue to be used. Historically, South Carolina has accounted for less than 5% of our revenues. We have executed a Memorandum of Understanding by and between the Department and other entities involved in the South Carolina bingo industry, which will allow us to continue to operate in South Carolina until March 15, 2004. We can make no assurances that we will be able to continue to provide equipment to the South Carolina market after March 15, 2004.

      We are involved in various other legal proceedings arising out of the ordinary course of our business. We do not believe that any of those proceedings will have a material adverse effect on our business, financial position, or results of operations.

Item 4.	Submission of Matters to a Vote of Security Holders

      Not applicable.

PART II

Item 5.	Market for Registrant’s Common Equity and Related Stockholder Matters

      Our common stock is listed on the Nasdaq National Market under the symbol “GMTC.” The following table sets forth high and low sales prices of our common stock for the period indicated as reported on the Nasdaq National Market.

	High	Low

Fiscal Year Ended October 31, 2002
First Quarter	$4.94	$3.60
Second Quarter	$5.15	$3.97
Third Quarter	$5.20	$3.85
Fourth Quarter	$4.60	$3.25
Fiscal Year Ended October 31, 2003
First Quarter	$5.25	$3.05
Second Quarter	$3.45	$2.41
Third Quarter	$3.96	$2.76
Fourth Quarter	$3.69	$2.97
Fiscal Year Ended October 31, 2004
First Quarter (through January 12, 2004)	$4.40	$4.25

      On January 12, 2004, the closing sales price of our common stock was $4.40 per share. On January 12, 2004, there were 223 record holders of our common stock.

Dividend Policy

      During December 2003, we announced a special cash dividend of $0.12 per share, paid on January 16, 2004 to stockholders of record as of the close of business on January 2, 2004. Prior to that time, we had never paid cash dividends on our common stock. In addition, during December 2003, we announced the initiation of an ongoing quarterly dividend after our Board of Directors reviewed current business conditions and future prospects. We expect to declare the first regular quarterly dividend of approximately $0.03 per share in conjunction with the announcement of our financial results for the first quarter of fiscal 2004. As long as our cash flow from operations remains adequate for our planned operations, we intend to pay cash dividends in the future. Any payment of future dividends, however, will be at the discretion of our Board of Directors and will depend upon, among other factors, our earnings, financial condition, capital requirements, level of indebtedness, contractual restrictions with respect to the payment of dividends, and other considerations that our Board of Directors deems relevant. We have a $10 million revolving line of credit with Wells Fargo Bank, N.A., which restricts the payment of dividends, for any fiscal year, to an aggregate amount not to exceed 25% of net earnings for the year without the prior consent of the bank. We have received a waiver from Wells Fargo Bank, N.A. for the special dividend and for the contemplated dividend for the first quarter of fiscal 2004.

Item 6.	Selected Financial Data

      The selected consolidated statement of operations data for the fiscal years ended October 31, 2001, 2002, and 2003 and the selected consolidated balance sheet data set forth below at October 31, 2002 and 2003, have been derived from our consolidated financial statements, which have been audited by Ernst & Young LLP, independent auditors, included elsewhere herein. The selected consolidated statement of operations data for the years ended October 31, 1999 and 2000 and the selected consolidated balance sheet data set forth below at October 31, 1999, 2000 and 2001 have been derived from our audited consolidated financial statements not included herein. The selected financial data set forth below should be read in conjunction with the Financial Statements and Notes thereto and with “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” appearing elsewhere in this report.

	Years Ended October 31,

	1999	2000	2001	2002	2003

	(Dollars and shares in thousands, except per share amounts)
Statement of Operations Data:
Revenue	$41,663	$49,695	$48,536	$48,861	$52,329
Cost of revenue	11,590	16,011	22,185	19,555	22,639

Gross profit	30,073	33,684	26,351	29,306	29,690
Operating expenses:
General and administrative	8,070	12,223	14,995	9,535	11,426
Sales and marketing	11,519	12,680	14,400	13,245	12,323
Research and development	1,152	1,938	2,780	2,098	3,828
Acquisition related charges	1,050	—	—	—	—

Total operating expenses	21,791	26,841	32,175	24,878	27,577

Income (loss) from operations	8,282	6,843	(5,824)	4,428	2,113
Interest and other income (expense), net	476	326	144	(7)	3
Income (loss) before provision for (benefit from) income taxes	8,758	7,169	(5,680)	4,421	2,116
Provision for (benefit from) income taxes	3,900	3,513	(1,285)	1,688	925

Net income (loss)	$4,858	$3,656	$(4,395)	$2,733	$1,191

Diluted net income (loss) per share	$0.42	$0.30	$(0.41)	$0.23	$0.10

Shares used in the calculation of diluted net income (loss) per share	11,683	12,064	10,623	11,945	11,818

	October 31,

	1999	2000	2001	2002	2003

	(Dollars in thousands)
Balance Sheet Data:
Cash, cash equivalents and short term investments	$11,389	$7,890	$12,955	$9,278	$11,952
Working capital	12,963	10,701	16,464	16,562	14,806
Total assets	58,803	59,324	55,676	58,101	60,175
Total debt	4,559	3,584	2,395	13	275
Total stockholders’ equity	51,424	50,030	46,584	50,490	52,621

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

      The following discussion should be read in conjunction with our financial statements and notes thereto included elsewhere in this report. The following discussion contains certain forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from the results anticipated in these forward-looking statements as a result of the factors set forth in this report, including those set forth under Item 1, “Business — Risk Factors.”

Overview

      We design, develop, and market interactive electronic bingo systems. We currently market portable systems that can be played anywhere within a bingo hall and a fixed-base system with touchscreen-activated monitors. For our three most recent fiscal years ended October 31, 2001, 2002 and 2003, our portable terminals generated approximately 77%, 77% and 73% of our revenues, respectively, while, during those same years, our fixed-base terminals generated the balance of our revenues. As of October 31, 2003, we had systems in service in 35 states and five foreign countries.

      We generate revenue by placing electronic bingo systems in bingo halls under contracts based on (1) a fixed fee per use per session; (2) a fixed weekly fee per terminal; or (3) a percentage of the revenues generated by each terminal. Revenue growth is affected by player acceptance of electronic bingo as an addition or an alternative to paper bingo, and our ability to expand operations into new markets. Fixed-base bingo terminals generate greater revenue per terminal than portable bingo terminals, but also require a greater initial capital investment.

      We typically install our electronic bingo systems at no charge to our customers, and we capitalize the costs. We record depreciation of bingo equipment over a three- and five-year estimated useful life using the straight-line method of depreciation.

      Our expenses consist primarily of (a) cost of revenue, consisting of expenses associated with technical and operational support of the bingo systems within bingo halls, depreciation of bingo systems, repair, refurbishment, and disposals of bingo terminals and related support equipment, and excess or obsolescence reserve; (b) general and administrative, consisting of activities associated with management of our company and related support, which includes finance and accounting, legal, compliance, information systems, human resources, accounts receivable reserve, and goodwill amortization (prior to fiscal 2002); (c) sales and marketing, consisting primarily of commissions paid to distributors for promoting and supporting our products and an internal sales force with a focus upon generating new customers and upgrades for existing customers; and (d) research and development, consisting of company sponsored research and development activities to provide players with new or enhanced products on which to play bingo.

      During fiscal 2003, a number of events occurred that affected, or may in the future affect, our results of operations or liquidity and capital resources.

      In November 2002, we acquired certain assets of IGS for a cash purchase price of $3.5 million which included transaction costs of $69,000. Among other things, the acquisition added to our fixed-base bingo terminals in operation primarily in New York and Mississippi. The acquisition was accounted for as a purchase of a business. We determined the appropriate purchase price allocation based on estimated fair values at the date of acquisition for tangible and identifiable intangible assets acquired to be approximately $600,000 for bingo terminals and support equipment and approximately $1.0 million for identifiable intangibles with a residual amount of approximately $1.8 million assigned to goodwill.

      We have incurred significant expenses in aggressively defending or pursuing certain legal issues, including defense of a patent infringement lawsuit in Nevada, our litigation with a former distributor in Texas, and litigation with a former distributor for IGS in Mississippi. The terms of the terminated distributor agreement with the former Texas distributor contain certain contingent commission liabilities, which if a final judgment were rendered unfavorable to us, could have an adverse effect on our financial position, results of operation and liquidity. The contingent commission liabilities, only if determined at trial to be payable, would be calculated based on terms included in the terminated distributor agreement. Assuming revenues for the three-year period following termination of the distributor agreement remained constant at the rate earned over the first 16 months following termination of the distributor agreement, the contingent liability would amount to approximately $2.2 million. Regarding the patent infringement matter, an unfavorable outcome at trial could result in substantial damages and payment of the plaintiff’s fees and costs. The Mississippi distributor lawsuit could result in a punitive damages award which could be materially injurious to the company. However, because we do not currently believe it probable that there will be unfavorable outcomes in any of these matters, we have not accrued any amount related to these contingent liabilities or the other potential lawsuits.

      We have significantly increased the staffing of our research and development department and have increased expenditures in outside research and development costs. We anticipate that the higher level of research and development expenditures experienced in fiscal 2003 will continue.

      We expended approximately $8.9 million as an investment in bingo systems and related support equipment. This investment included an increase in the number of installed TED2C, color-portable terminals, and an increase in the number of flat screens as an enhancement to our fixed-base systems in many markets. We also expended an aggregate of approximately $1.0 million on the buyout of two distributorship arrangements, enabling us to deal directly with our customers and eliminating or reducing commissions paid on revenue generated by those customers.

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

Revenue Recognition

      Revenue is recognized for bingo terminals placed in bingo halls under contracts based on (1) a fixed fee per use per session; (2) a fixed weekly fee per terminal; or (3) a percentage of the revenue generated by each terminal. Our revenue recognition is a key component of our results of operations, and determines the timing of certain expenses, such as commissions. We recognize revenue in accordance with accounting principles generally accepted in the United States when all of the following factors exist: (a) evidence of an arrangement with the customer; (b) play or availability of the bingo terminals; (c) a fixed or determinable fee; and (d) collectibility is reasonably assured. We exercise judgment in assessing the credit worthiness of our customers and therefore in our determination of whether collectibility is reasonably assured. Should changes in conditions cause us to determine these criteria are not met for future transactions, revenue recognized for future reporting periods could be adversely affected.

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

Reserve for Bingo Terminal Obsolescence

      We provide reserves for excess or obsolete bingo terminals on hand that we do not expect to be used. Our reserves are based upon several factors, including our estimated forecast of bingo terminal demand for placement into halls. Our estimates of future bingo terminal demand may prove to be inaccurate, in which case we may have understated or overstated the provision required for excess and obsolete bingo terminals. Although we attempt to assure the accuracy of our estimated forecasts, any significant unanticipated changes in demand or technological developments could have a significant impact on the value of our bingo terminals and our reported operating results.

Impairment of Goodwill and Intangible Assets

      We are required to perform an annual goodwill impairment review, and depending upon the results of that measurement, the recorded goodwill may be written down and charged to income from operations when its carrying amount exceeds its estimated fair value. In addition, we assess the impairment of goodwill whenever events or changes in circumstances indicate that the carrying value may not be recoverable, such as a significant adverse change in legal factors or in the business climate, an adverse action or assessment by a regulator, unanticipated competition, or a loss of key personnel. The review for fiscal 2003 was completed as of July 31, 2003 (the valuation date), and we determined there was no impairment of goodwill as of that date. Any subsequent impairment loss could have a material adverse impact on our financial condition and results of operations.

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

Legal Contingencies

      We are currently involved in various legal claims and legal proceedings. Periodically, we review the status of each significant matter and assess our potential financial exposure. If the potential loss from any claim or legal proceeding is considered probable and the amount can be estimated, we accrue a liability for the estimated loss. Significant judgment is required in both the determination of probability and the determination as to whether an exposure can be reasonably estimated. Because of uncertainties related to these matters, accruals are based only on the best information available at the time. As additional information becomes available, we reassess the potential liability related to our pending claims and litigation and may revise our estimates. Such revisions in the estimates of the potential liabilities could have a material impact on our consolidated results of operations and financial position.

Results of Operations

      The following table sets forth, for the periods indicated, certain consolidated statement of operations data for our company expressed as a percentage of revenue:

	Years Ended October 31,

	2001	2002	2003

Statement of Operations Data:
Revenue	100.0%	100.0%	100.0%
Cost of revenue	45.7	40.0	43.3

Gross profit	54.3	60.0	56.7
Operating expenses:
General and administrative	30.9	19.5	21.8
Sales and marketing	29.7	27.1	23.6
Research and development	5.7	4.3	7.3

Total operating expenses	66.3	50.9	52.7

Income (loss) from operations	(12.0)	9.1	4.0
Interest and other income, net	0.3	0.0	0.0

Income (loss) before provision for (benefit from) income taxes	(11.7)	9.1	4.0
Provision for (benefit from) income taxes	(2.6)	3.5	1.7

Net income (loss)	(9.1)%	5.6%	2.3%

Year Ended October 31, 2003 Compared with Year Ended October 31, 2002

      Revenue. We generated revenue of $52.3 million for fiscal 2003 compared to $48.9 million for fiscal 2002. The increase of approximately $3.5 million, or 7.1%, was a result of the acquisition of the assets of IGS, the increase in the installed base of TED2C color portable units, partially offset by decline in the installed base of black and white portable units. The continued roll-out of Pay-N-Play, our fast-action, credit-based pari-mutuel bingo feature, also contributed to the growth in revenue.

      Cost of Revenue. Cost of revenue increased $3.1 million, or 15.8%, to $22.6 million for fiscal 2003 from $19.6 million for fiscal 2002. Cost of revenue as a percentage of revenue for fiscal year 2003 was 43.3% compared to 40.0% for fiscal 2002. Key components of our cost of revenue include, among other items, depreciation of bingo equipment and service and operations expenses. Bingo equipment depreciation and amortization of related intangibles increased by approximately $2.5 million over fiscal 2002 due to the acquisition of certain assets from IGS, investment in TED2C terminals and fixed-base terminal upgrades. Service and operations expenses increased approximately $1.9 million due to planned growth principally as a result of increased personnel costs. Other items in cost of revenue include charges for refurbishment, repair, and disposal of bingo terminals as well as recognition of excess or obsolete bingo terminals. These charges in fiscal 2003 improved by $1.5 million from the prior year.

      General and Administrative. General and administrative expenses totaled $11.4 million for fiscal 2003 compared to $9.5 million for fiscal 2002, a $1.9 million increase. General and administrative costs as a percentage of revenue for the current year were 21.8% compared to 19.5% for fiscal 2002. The increase was primarily attributable to a $2.0 million increase in legal and consulting expenses primarily due to defense of a patent infringement lawsuit in Nevada, litigation with our former distributor in Texas, litigation with a former distributor of IGS in Mississippi and other legal proceedings. We believe we will continue to incur a high level of legal expenses during fiscal 2004, as trial dates for several of these matters have been set for fiscal 2004.

      Sales and Marketing. Sales and marketing decreased approximately $900,000 to $12.3 million for fiscal 2003 compared to $13.2 million for fiscal 2002. Sales and marketing as a percentage of revenue decreased from 27.1% during fiscal 2002 to 23.6% during fiscal 2003. Sales and marketing includes distributor commissions and personnel, travel, promotional, and support costs for our internal sales force. Distributor commissions decreased $486,000 to $8.4 million due to the changes in mix of revenue generated by distributors and those customers served directly by us. Additionally, fiscal 2002 included distributor termination and settlement costs. The balance of the decrease in sales and marketing was primarily due to reductions in personnel related costs and travel expenses.

      Research and Development. Research and development costs increased $1.7 million to $3.8 million for fiscal 2003 compared to $2.1 million for fiscal 2002. Research and development costs as a percentage of revenue increased from 4.3% for fiscal 2002 to 7.3% for fiscal 2003. The increase was primarily attributable to significant growth in the engineering staff and external project costs for new or enhanced products, such as our new color portable, the Traveler terminal, that was introduced at an industry show in September 2003 and began beta testing in December 2003. The accelerated level of research and development spending is expected to continue in fiscal 2004.

      Provision for (Benefit from) Income Taxes. Our effective income tax rate was approximately 43.7% and 38.2% for the fiscal years ended October 31, 2003 and 2002, respectively. The effective tax rates reflect certain permanent differences between financial accounting and tax accounting and the effect of state and federal income taxes on the pre-tax income.

Year Ended October 31, 2002 Compared with Year Ended October 31, 2001

      Revenue. We generated revenue of $48.9 million for fiscal 2002 compared to $48.5 million for fiscal 2001. The increase of approximately $325,000, or 0.7%, was primarily a result of growth in the Western Region and the Canadian market, partially offset with a decline in the Northeast Region. Revenues in Nevada and Mississippi were adversely affected by the shutdown of our fixed-base terminals in those states for approximately the last five weeks of fiscal 2002. The two-day shutdown of our fixed-base terminals in Texas had a minor negative affect on our revenue. Installed terminals increased by over 20% from October 31, 2001 to October 31, 2002, driven by the installation of TED2C terminals. However, revenue per unit was lower due to competitive pricing pressures and changes in the composition of terminal usage.

      Cost of Revenue. Cost of revenue decreased $2.6 million, or 11.9%, to $19.6 million for fiscal 2002 from $22.2 million during fiscal 2001. Cost of revenue as a percentage of revenue for the current fiscal year was 40.0% compared to 45.7% for fiscal 2001. Cost of revenue includes, among other items, charges for refurbishment, repair and disposal of bingo equipment as well as recognition of excess or obsolete bingo terminals. These charges in fiscal 2002 amounted to $4.8 million, an improvement of $3.0 million from the prior year. Fiscal 2001 included a $2.6 million charge for excess uninstalled terminals as a result of the forecasted impact of the introduction of our new portable product, the TED2C. Other items in cost of revenue include service and operations expenses and depreciation of bingo equipment. These items amounted to $14.8 million in fiscal 2002, an increase of $400,000 over fiscal 2001. The increase was primarily due to growth of approximately $300,000 in our service and operations costs, principally as a result of increased personnel costs. Bingo equipment depreciation and other cost of revenue items increased by approximately $100,000 over fiscal 2001.

      General and Administrative. General and administrative expenses totaled $9.5 million for fiscal 2002 compared to $15.0 million for fiscal 2001, a $5.5 million decrease. General and administrative costs as a percentage of revenue for the current year were 19.5% compared to 30.9% for fiscal 2001. General and administrative expenses include costs associated with our executive management and our finance and accounting, legal, compliance, information technology, and human resources departments. The decrease was primarily attributable to (1) a $1.7 million decrease in amortization of goodwill due to our election to early adopt the provisions of SFAS No. 142, which eliminated the amortization of goodwill in fiscal 2002; (2) a reduction of approximately $1.8 million in the provision for uncollectible accounts receivable (despite the reserve in the fourth quarter of fiscal 2002 of approximately $630,000 related to the termination of our largest distributor in Texas), primarily as a result of improved credit and collection controls in fiscal 2002, and fiscal 2001 including an unfavorable adjustment of approximately $760,000 for settlement of disputed account balances; and (3) an improvement of approximately $1.8 million in personnel related costs due to a reduction of approximately $1.2 million in costs related to severance and retirement of various management employees and additional cost containment efforts in 2002.

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

      Research and Development. Research and development costs decreased $682,000 to $2.1 million for fiscal 2002 compared to $2.8 million for fiscal 2001. Research and development costs as a percentage of revenue decreased from 5.7% for fiscal 2001 to 4.3% for fiscal 2002. The decrease was primarily attributable to the following fiscal 2001 events: (a) retirement of a co-founder and associated costs of $810,000 and (b) costs of approximately $310,000 associated with centralization of research and development personnel to Reno, Nevada. Excluding those expenses from last year, research and development costs increased approximately $421,000 over the prior year, representing increased research and development expenditures for new or enhanced products on which to play bingo.

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

Liquidity and Capital Resources

      Operating activities provided $16.8 million of cash during fiscal 2003 compared to $10.3 million during fiscal 2002. The $16.8 million consisted primarily of net income of $1.2 million, adjusted by (1) $10.8 million for depreciation, amortization, obsolescence provisions and loss on disposal of assets; (2) taxes refunded of $3.7 million; and (3) a net change of $1.1 million in other operating assets and liabilities. During fiscal 2002, the $10.3 million provided by operating activities consisted primarily of net income of $2.7 million adjusted by $9.1 million for depreciation, amortization, obsolescence provisions and loss on disposal of assets offset by a net change of $1.5 million in other operating assets and liabilities.

      We used approximately $11.1 million of cash in investing activities during fiscal 2003 compared to $15.0 million of cash during fiscal 2002. The $11.1 million consisted of $9.5 million of capital expenditures ($8.9 million of which was expended on bingo equipment), the purchase of certain assets of IGS and other intangible assets for a total of $3.9 million, the buyout of two distributorship agreements for an aggregate of $1.0 million, offset by a decrease in short-term investments of $3.3 million. During fiscal 2002, the $15.0 million consisted of $12.9 million of capital expenditures ($12.1 million of which was for bingo equipment) and an increase in short-term investments of $2.2 million.

      Financing activities provided $254,000 during fiscal 2003 compared to the use of $1.2 million during fiscal 2002. The $254,000 provided during fiscal 2003 was primarily from proceeds of $530,000 from stock option exercises offset by payments of $276,000 on a note payable. The $1.2 million used during fiscal 2002 was primarily for payments of $2.4 million on long-term debt, offset by proceeds from stock option exercises of $1.2 million.

      As of October 31, 2003, we had cash and cash equivalents and short-term investments of approximately $12.0 million. In addition to our cash and cash equivalents and short-term investments, we have a $10.0 million line of credit with Wells Fargo Bank, N.A., which has an interest rate based on the prime rate or London InterBank Offered Rate, or LIBOR, plus 2.0%, at our option, on which there was no outstanding balance at October 31, 2003. The revolving credit facility expires on April 2, 2004. We expect to renew the revolving credit facility with similar terms. We believe that cash flow from operations and cash, cash equivalents, and short-term investments on hand, together with funds available under the revolving credit facility, will be sufficient to support our operations, provide for budgeted capital expenditures, make dividend payments, and meet liquidity requirements through fiscal 2004. Our long-term liquidity requirements will depend on many factors, including the rate at which we expand our business, and whether we do so internally or through acquisitions. In addition, strategic opportunities we may pursue could require us to fund our portion of operating expenses of such ventures and may require us to advance additional amounts should any partners in such ventures be unable to meet unanticipated capital calls or similar funding events. To the extent that the funds generated from the sources described above are insufficient to fund our activities in the long term, we may be required to raise additional funds through public or private financing. No assurance can be given that additional financing will be available or that, if it is available, it will be on terms acceptable to us.

Contractual Obligations

      The following table presents information on contractual obligations held as of October 31, 2003:

	Payments Due by Period

		Less than			More than
	Total	1 Year	1 - 3 Years	3 - 5 Years	5 Years

Operating Leases	$3,847,000	$607,000	$1,120,000	$1,096,000	$1,024,000
Other Long Term Obligations	1,022,000	324,000	89,000	93,000	516,000

Total Contractual Cash Obligations	$4,869,000	$931,000	$1,209,000	$1,189,000	$1,540,000

Inflation and General Economic Condition

      Although we cannot accurately anticipate the effect of inflation on our operations, we do not believe that inflation has had, or is likely in the foreseeable future to have, a material effect on our business, results of operations, or financial condition.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

      As described in Note 10 to our Consolidated Financial Statements, we maintain an investment portfolio of approximately $1.8 million in available-for-sale debt securities of the U.S. Government and its agencies, and in investment grade corporate issues. The values of these investments are subject to changes in interest rates. However, because these investments are short-term and are generally allowed to mature, we do not believe that any risk inherent in our portfolio is likely to have a material effect on expected cash flows. We monitor these investments for impairment and make appropriate reductions in carrying value when necessary.

      Our revolving credit facility with Wells Fargo Bank, N.A. is a $10.0 million line of credit with an interest rate based on the prime rate or LIBOR plus 2.0%, at our option. The line of credit expires on April 2, 2004.

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

      Sensitivity Analysis. Assuming we had a $2.0 million balance outstanding as of October 31, 2003, the rate of interest calculated using the prime rate option would be 4.0%. Our monthly interest payment, if the rate stayed constant, would be $6,667. If the prime rate rose to 8.0%, which assumes an unusually large increase, our monthly payment would be $13,333. A more likely increase of 1.0% or 2.0%, given the recent trend of decreasing or relatively low interest rates, would result in a monthly payment of $8,333 or $10,000, respectively. We do not believe the risk resulting from such fluctuations is material or that the payment required would have a material effect on cash flow.

Item 8.	Financial Statements and Supplementary Data

      The consolidated financial statements and supplementary data are as set forth in the “Index To Consolidated Financial Statements” on page F-1.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

      Not applicable.

Item 9A.	Controls and Procedures

      We have evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures as of October 31, 2003. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have each concluded that our disclosure controls and procedures are effective to ensure that we record, process, summarize, and report information required to be disclosed by us in our quarterly reports filed under the Securities Exchange Act within the time periods specified by the Securities and Exchange Commission’s rules and forms. During the fiscal year covered by this report, there have not been any changes in our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

      Subsequent to the date of their evaluation, there have not been any significant changes in our internal controls or in other facts that could significantly affect these controls, including any corrective action with regard to significant deficiencies and material weaknesses.

PART III

Item 10.	Directors and Executive Officers of the Registrant

      The following table sets forth certain information regarding our directors and executive officers.

Name	Age	Position

Richard T. Fedor	58	Chairman(2)(3)
Clarence H. Thiesen	72	Chief Executive Officer and Director
Vern D. Blanchard	48	Director(2)
Charles W. Scharer	48	Director(1)(2)(4)(5)
John B. Furman	59	Director(1)(2)(3)(5)
John P. Hewitt	58	Chief Financial Officer/ Treasurer(4)
Andrejs K. Bunkse	34	Vice President & General Counsel/ Corporate Secretary(4)

(1)	Member of the Audit Committee

(2)	Member of the Compensation Committee

(3)	Nominating/ Corporate Governance Committee

(4)	Compliance Committee

(5)	M&A Committee

      RICHARD T. FEDOR, a co-founder of our company, has served as our Chairman since December 2003 and as a director since March 1998. Mr. Fedor served as our Vice-Chairman from October 2000 until December 2003. Mr. Fedor served as our interim Chief Executive Officer from August 1999 until October 2000 and as our Chief Executive Officer from 1994 until March 1998. Mr. Fedor also served as our President from 1994 until August 1, 1997. From 1991 to 1994, Mr. Fedor’s occupation was that of a private investor.

From 1987 to 1991, Mr. Fedor was President of ZYGO Corporation, a manufacturer of high-performance, laser-based electro-optical measuring instruments. From 1985 to 1987, Mr. Fedor held the position of Operations Vice President at International Game Technology. Mr. Fedor has also held various senior management positions at Hewlett Packard and GTE.

      CLARENCE H. THIESEN has served as our Chief Executive Officer since September 2001 and as a member of our Board of Directors since 1994. Mr. Thiesen, a co-founder of our company, served as Chief Financial Officer from 1994 until March 1998. Mr. Thiesen was a financial consultant from 1992 to 1994. From 1988 to 1992, Mr. Thiesen was Vice President, Finance of ZYGO Corporation, where he focused on sourcing in the Far East and assisted in restructuring the company. From 1986 to 1988, Mr. Thiesen was the President of Keno Computer Systems. From 1981 to 1986, Mr. Thiesen was the Vice President of Finance at International Game Technology, where he specialized in acquisitions, the installation of new accounting, budgeting and forecasting systems, and financial public relations. Mr. Thiesen is a graduate of Claremont McKenna College and received an MBA from the University of California — Berkeley.

      VERN D. BLANCHARD, a co-founder of our company, has served as a member of our Board of Directors since November 2001. Mr. Blanchard held the position of Director of Engineering of our company from 1994 until his retirement in June 2001. Mr. Blanchard has over 10 years experience in the bingo industry. He was the inventor of our initial portable and fixed-base bingo systems. Mr. Blanchard has spoken before the Patent and Trademark Office concerning software patents and other intellectual property issues and is well publicized in the software industry. Mr. Blanchard started his business career in real estate, and at 21, became one of the youngest real estate brokers in California honored as one of the 100 charter members of the Academy of Real Estate.

      CHARLES W. SCHARER has served as a member of our Board of Directors since September 2001. A 22-year veteran of the gaming industry, Mr. Scharer ended an 18-year career with Harveys Casino Resorts in January 2001. He was Harveys’ President and Chief Executive Officer from 1995 until his retirement in January 2001. From 1988 to 1995, Mr. Scharer served as Chief Financial Officer and held various other management positions during his tenure with Harveys. Mr. Scharer is a Commissioner on the Nevada Commission on Tourism, appointed by Governor Kenny C. Guinn in November 1999. He also sits on the Board of Directors of Monarch Casino & Resort, Inc., a public company. Mr. Scharer, a Certified Public Accountant, graduated from San Jose State University in 1979.

      JOHN B. FURMAN has served as a member of our Board of Directors since May 2003. Mr. Furman has been, since February 2000, a consultant to public and private companies, where he has primarily been involved in product commercialization, business transactions, and financial restructurings. Mr. Furman served as President and Chief Executive Officer and a director of Rural/ Metro Corporation, a publicly held provider of emergency and fire protection services, from August 1998 until January 2000. Mr. Furman was a senior member of the Phoenix-based law firm of O’Connor, Cavanagh, Anderson, Killingsworth & Beshears, a professional association, from January 1983 until August 1998 where he chaired the Business Law and Financial Services practice group; he was Associate General Counsel of Waste Management, Inc., a New York Stock Exchange-listed provider of waste management services, from May 1977 until December 1983; and Vice President, Secretary, and General Counsel of the Warner Company, a New York Stock Exchange-listed company involved in industrial mineral extractions and processing, real estate development, and solid and chemical waste management, from November 1973 until April 1977. Mr. Furman is a director, Chairman of the Compensation Committee and member of the Audit Committee of MarineMax, Inc., a publicly traded company that is the nation’s largest boat dealer; a director and Chairman of the Audit Committee of H.E.R.C. Products, Incorporated, a publicly traded company engaged in pipe and tank cleaning for the U.S. Navy and a variety of maritime vessels; and a director of Plan Express, Inc., a privately held provider of Web enabled reprographic and distribution services to the design and construction industry.

      JOHN P. HEWITT has served as our Chief Financial Officer and Treasurer of our company since October 2002. Mr. Hewitt has over 22 years experience in the gaming industry. Mr. Hewitt was an independent consultant from November 2001 until October 2002. From March 1984 until October 2001, he served as Corporate Controller with Harveys Casino Resorts. Before joining Harveys, Mr. Hewitt worked for

Harrah’s Entertainment, Inc. where he was Director of Internal Audit from August 1980 until March 1984. Prior to joining Harrah’s, Mr. Hewitt spent over six years with Grant Thornton LLP during which time he received his CPA. Mr. Hewitt is a member of the Nevada Society of Certified Public Accountants and the American Institute of Certified Public Accountants.

      ANDREJS K. BUNKSE has served as Vice President of our company since December 2001 and as General Counsel and Corporate Secretary of our company since April 1997. From 1995 to 1997, Mr. Bunkse was an associate at the law firm of Mitchell, Brisso, Delaney & Vrieze. Mr. Bunkse is a graduate of Syracuse University and the Santa Clara University of Law, is a member of the State Bar of California, the American Bar Association, the American Society of Corporate Secretaries and the Association of Corporate Counsel. Mr. Bunkse is the step-son of Mr. Thiesen.

Classification of Our Board of Directors

      Our board of directors is divided into three classes, with one class standing for election each year for a three-year term. At each annual meeting of our stockholders, directors in each class are elected for three-year terms to succeed the directors of that class whose terms are expiring. Mr. Thiesen is a Class I director whose term will expire in 2006. Messrs. Furman and Scharer are Class II directors whose terms will expire in 2004. Messrs. Fedor and Blanchard are Class III directors whose terms will expire in 2005.

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

      Based on our review of such forms received by us during the fiscal year ended October 31, 2003 and written representation that no other reports were required, we believe that each person that at any time during the fiscal year was a director, officer, or beneficial owner of more than 10% of our common stock complied with all Section 16(a) filing requirements during such fiscal year except that Frederick Lane and Douglas Hayes, both former directors of our company, and Mr. Scharer each filed one late report on Form 4 covering one transaction; Messrs, Thiesen, Bunkse, and Hewitt each filed two late reports on Form 4 covering one transaction; Mr. Blanchard filed two late reports on Form 4 covering four transactions; and Mr. Fedor filed three late reports on Form 4 covering four transactions.

Code of Ethics and Committee Charters

      During fiscal 2004, we plan to adopt Corporate Governance Guidelines, a Code of Conduct, a Code of Ethics for the CEO and Senior Financial Officers, an amended and restated Audit Committee Charter, a Compensation Committee Charter, a Nominating/ Corporate Governance Charter, and any other corporate governance materials contemplated by SEC or Nasdaq regulations. Once adopted, we plan to post to our website these corporate governance materials. These documents will also be available in print to any stockholder who requests by contacting our corporate secretary at our executive offices.

Information Relating to Our Audit Committee of the Board of Directors

      The purpose of the Audit Committee is to assist our board of directors in the oversight of the integrity of the consolidated financial statements of our company, our company’s compliance with legal and regulatory matters, the independent auditor’s qualifications and independence, and the performance of our company’s independent auditors. The primary responsibilities of the Audit Committee are set forth in its charter, and include various matters with respect to the oversight of our company’s accounting and financial reporting process and audits of the consolidated financial statements of our company on behalf of our board of directors. The Audit Committee also selects the independent certified public accountants to conduct the annual audit of the consolidated financial statements of our company; reviews the proposed scope of such audit; reviews accounting and financial controls of our company with the independent public accountants and our financial accounting staff; and reviews and approves transactions between us and our directors, officers, and their affiliates.

      The Audit Committee currently consists of Messrs. Scharer, and Furman, each of whom is an independent director of our company under applicable Nasdaq rules as well as under rules adopted by the Securities and Exchange Commission pursuant to the Sarbanes-Oxley Act of 2002. The board of directors has determined that Mr. Scharer (whose background is detailed above) qualifies as an “audit committee financial expert” in accordance with applicable rules and regulations of the SEC.

      During fiscal 2003, Mr. Hayes served as the Chairman of our Audit Committee. Mr. Lane served as a member of the Audit Committee. Messrs. Lane and Hayes were independent directors of our company who resigned as directors during December 2003 and January 2004 respectively.

Item 11.	Executive Compensation

Summary of Cash and Other Compensation

      The following table sets forth the total compensation received for services rendered to us in all capacities for the fiscal years ended October 31, 2001, 2002, and 2003 by our Chief Executive Officer and our other most highly compensated executive officers whose total annual salary and bonus exceeded $100,000 during fiscal 2003.

SUMMARY COMPENSATION TABLE

					Long-Term
					Compensation

					Awards

	Annual Compensation				Securities
					Underlying	All Other
	Fiscal Year	Salary(1)		Bonus	Options(1)(2)	Compensation(3)

Clarence H. Thiesen	2003	$200,000		$—	10,000	$221
Chief Executive Officer	2002	$200,000		$45,000	10,000	$2,003
	2001	$13,333	(4)	—	5,000 (5)	—
John P. Hewitt	2003	$145,833		—	10,000	$221
Chief Financial Officer	2002	$9,603	(6)	—	10,000	$29
and Treasurer
Andrejs K. Bunkse	2003	$160,000		—	10,000	$12,221
Vice President & General	2002	$155,324		$30,000	—	$13,476
Counsel/ Corporate Secretary	2001	$129,125		—	15,000	$6,000

(1)	The officers listed received certain perquisites, none of which exceeded the lesser of $50,000 or 10% of the total salary and bonus for the respective officer.

(2)	The exercise price of all options listed was equal to the fair market value of our common stock on the date of grant.

(3)	Amounts include car allowances and profit sharing compensation for the respective officers.

(4)	Mr. Thiesen became our Chief Executive Officer effective September 29, 2001. The table above reflects compensation for one month in fiscal 2001 at an annual rate of $200,000.

(5)	Mr. Thiesen received these options in his capacity as a non-employee director of our company prior to his serving as our Chief Executive Officer.

(6)	Mr. Hewitt became our Chief Financial Officer effective October 7, 2002. The table above reflects compensation for one month in fiscal 2002 at an annual rate of $140,000

Option Grants

      The following table sets forth certain information with respect to stock options granted to the officers listed during fiscal 2003.

OPTION GRANTS IN LAST FISCAL YEAR

					Potential Realized
					Value at Assumed
		Percent of Total			Annual Rates of Stock
	Number of	Options			Price Appreciation for
	Securities	Granted to			Option Term (1)
	Underlying	Employees in	Exercise	Expiration
Name	Options Granted	Fiscal Year	Price	Date	5%	10%

Clarence H. Thiesen	10,000(2)	4.6%	$3.98	12-17-12	$25,030	$63,431
John P. Hewitt	10,000(2)	4.6%	$3.10	01-22-13	$19,496	$49,406
Andrejs K. Bunkse	10,000(2)	4.6%	$3.98	12-17-12	$25,030	$63,431

(1)	Potential gains are net of the exercise price, but before taxes associated with the exercise. Amounts represent hypothetical gains that could be achieved for the respective options if exercised at the end of the option term. The assumed 5% and 10% rates of stock price appreciation are provided in accordance with SEC rules and do not represent our estimate or projection of the future price of our common stock. Actual gains, if any, on stock option exercises will depend upon the future market prices of our common stock.

(2)	The options vest and become exercisable quarterly over a four-year period.

Year-End Option Values

      The following table sets forth the number and value of stock options held by each listed officer as of the end of October 31, 2003. None of these officers exercised options during fiscal 2003.

FISCAL YEAR-END OPTION VALUES

	Number of Securities			Value of Unexercised In-the-
	Underlying Unexercised			Money Options at Fiscal
	Options at Fiscal Year-End			Year-End(1)

	Exercisable		Unexercisable	Exercisable	Unexercisable

Clarence H. Thiesen	10,500	(2)	17,500	$1,110	$—
Andrejs K. Bunkse	40,000		20,000	6,200	—
John P. Hewitt	2,500		17,500	—	4,000

(1)	Calculated based upon the closing price of our common stock as reported on the Nasdaq National Market on October 31, 2003 of $3.50 per share. The exercise prices of certain options held by our executive officers on October 31, 2003 were greater than $3.50 per share.

(2)	Mr. Thiesen received a portion of these options in his capacity as a non-employee director of our company prior to his serving as our Chief Executive Officer.

1997 Incentive Stock Plan

      We have adopted the 1997 Incentive Stock Plan, which authorizes the grant of options to purchase up to 4,000,000 shares of our common stock. As of January 12, 2004, 1,630,700 shares of common stock have been issued upon exercise of options granted under the plan, and there were outstanding options to acquire 837,175 shares of common stock under the plan. As of that date, an additional 1,532,125 shares of common stock were available for grant under the plan. The 1997 plan provides for the grant of incentive stock options or non-qualified stock options.

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

•	on the date that is the earliest of 30 days after the holder’s termination of employment with our company;

•	one year after the holder’s death; or

•	10 years after the date of grant.

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

      Our Board of Directors may amend or terminate the 1997 plan from time to time in such respects as the Board deems advisable. We will obtain stockholder approval of any amendment to the plan to the extent necessary and desirable to comply with Rule 16b-3 of the Securities Exchange Act, with Section 422 of the Internal Revenue Code, or with applicable NASDAQ rules. Any such amendment or termination of the plan will not affect options already granted and such options will remain in full force and effect as if the plan had not been amended or terminated, unless mutually agreed between the optionee and the Board of Directors.

Employment Contracts and Severance Agreements

      We do not have a written employment, severance, or change of control agreement with Mr. Thiesen.

      John Hewitt entered into an employment letter agreement on October 2, 2002 to serve as our Chief Financial Officer and Treasurer. In the event of a change of control, the 10,000 stock options that Mr. Hewitt was granted at the time of his hire will immediately vest.

      Andrejs K. Bunkse entered into an employment agreement on October 1, 1997 to serve as our General Counsel and Corporate Secretary through September 30, 2003. The employment agreement provides for a base salary that may be increased, but not decreased, at the discretion of the Board of Directors. Mr. Bunkse’s current base salary is $170,000 per year. Mr. Bunkse may be awarded an annual bonus at the discretion of the Board of Directors as described below. Mr. Bunkse’s employment agreement is for a term of two years, and will automatically renew unless otherwise terminated. If Mr. Bunkse’s employment is constructively terminated or terminated by us without cause, or if he elects to terminate his employment within 12 months of any change of control, he is entitled to receive an amount equal to two years of his base salary and immediate vesting of any stock options. If Mr. Bunkse’s employment is terminated due to our decision not to renew the term of Mr. Bunkse’s employment agreement, he is entitled to receive an amount equal to one year of his base salary and immediate vesting of any stock options. In the event of a change of control, the term of Mr. Bunkse’s agreement will automatically extend for two years following the effective date of the change of control. Mr. Bunkse’s employment is terminable by us for cause. The agreement provides that Mr. Bunkse may not compete with us during the term of his employment and for a period of two years after his retirement or other termination of his employment. The agreement also provides that Mr. Bunkse is entitled to participate in any long-term incentive plan that we provide to our executives.

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

Compensation of Directors

      Directors who are full-time employees of our company receive no additional compensation for serving as directors. Non-employee directors receive a quarterly director’s fee of $4,000 and reimbursement of expenses per board or committee meeting attended. Our Chairman, in recognition for the time and effort committed to our company, receives a monthly fee of $8,000. With the exception of our Chairman, each outside director receives $1,000 per board meeting and $500 per board committee meeting attended unless the outside director is chairman of a committee, in which case the fee is $1,500 per committee meeting. In addition, under our Incentive Stock Option Plan, each outside director receives a grant of 10,000 shares upon joining the Board of Directors and an annual grant of options to purchase 10,000 shares of common stock. The exercise price of the options is the fair market value of common stock on the date of grant, and each option has a term of ten years and becomes exercisable immediately upon grant.

Compensation Committee Interlocks and Insider Participation

      Between November 2002 and August 2003, our compensation committee consisted of Messrs. Lane, Fedor, Blanchard, Hayes, and Scharer. Since August 2003, our compensation committee has consisted of Messrs. Fedor, Blanchard, Hayes, Furman, and Scharer. Messrs. Lane and Hayes resigned as directors during December 2003 and January 2004 respectively.

      Mr. Fedor is a co-founder of our company, has served as our Chairman since December 2003, and served as our Chief Executive Officer from 1994 until March 1998. On August 1, 1999, Mr. Fedor returned as interim Chief Executive Officer and served as such until October 2000. Mr. Fedor also served as President from 1994 until August 1, 1997.

      Mr. Blanchard is a co-founder of our company and served as our Director of Engineering from 1994 until his retirement in June 2001.

      During fiscal 2003, we paid Mr. Lane, our former Chairman, $8,000 per month in recognition for the time and commitment to our company.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

      The following table sets forth certain information regarding beneficial ownership of our common stock as of January 19, 2004 for (i) all directors, our Chief Executive Officer, and our other executive officers listed in the Summary Compensation Table under “Item 11, Executive Compensation,” (ii) all directors and executive officers as a group, and (iii) each person known by us to beneficially own more than 5% of our outstanding shares of common stock.

	Number of Shares
Name of Beneficial Owner(1)	Beneficially Owned(2)(3)		Percent

Directors and Executive Officers:
Richard T. Fedor	3,000,836	(4)	25.5%
Clarence H. Thiesen	450,500	(5)	3.8%
Charles W. Scharer	18,000	(6)	*
Vern D. Blanchard	1,059,355	(7)	9.0%
John B. Furman	10,000	(8)	*
John P. Hewitt	5,000	(9)	*
Andrejs K. Bunkse	58,750	(10)	*
All directors and executive officers as group (consisting of 7 current directors and officers)	4,602,441		38.8%
5% Stockholders:
Gerald R. Novotny	1,020,778	(11)	9.1%
Delta Partners, LLC	1,016,675	(12)	8.7%
Keane Capital Management, Inc.	615,080	(13)	5.2%

*	Less than 1%

(1)	Except as otherwise indicated, all persons listed can be reached at our company offices at 900 Sandhill Road, Reno, Nevada 89521.

(2)	Except as indicated, and subject to community property laws when applicable, the persons named in the table above have sole voting power and investment power with respect to all shares of common stock shown as beneficially owned by them.

(3)	The percentages shown are calculated based upon 11,737,439 shares of our common stock outstanding on January 19, 2004. The percentages shown include the shares of common stock that each named stockholder has the right to acquire within 60 days of January 19, 2004. In calculating the percentage of ownership, such shares are deemed to be outstanding for the purpose of computing the percentage of shares of common stock owned by such person, but not deemed to be outstanding for the purpose of computing the percentage of shares of common stock owned by any other stockholder.

(4)	Includes (i) 14,000 shares of common stock issuable upon the exercise of stock options and (ii) 1,021,255 shares owned of record by Mr. Fedor’s wife and minor children, of which Mr. Fedor disclaims beneficial ownership of 900 shares of common stock owned by Mrs. Fedor and has shared dispositive power with Mrs. Fedor for the 1,020,325 shares held by their minor children.

(5)	Includes (i) 15,500 shares of common stock issuable upon the exercise of stock options, and (ii) 110,000 shares owned of record by Mr. Thiesen’s wife, of which Mr. Thiesen disclaims beneficial ownership.

(6)	Represents 18,000 shares of common stock issuable upon the exercise of stock options.

(7)	Includes (i) 18,000 shares of common stock issuable upon the exercise of stock options held by Mr. Blanchard, (ii) 1,035,875 shares of our stock held by the CJB Family Trust, and (iii) 13,480 shares of our stock held by Mr. Blanchard. Mr. Blanchard is the sole trustee of the CJB Family Trust and has sole voting power and dispositive power with respect to the common stock held by the trust.

(8)	Represents 10,000 shares of common stock issuable upon the exercise of stock options.

(9)	Represents 5,000 shares of common stock issuable upon the exercise of stock options.

(10)	Includes 48,750 shares of our stock issuable upon exercise of stock options.

(11)	Represents 1,020,778 shares of common stock beneficially owned by Mr. Novotny. Mr. Novotny has sole voting and dispositive power over all such shares. The address of Mr. Novotny is 295 Highway 50, Suite 2, Stateline, Nevada 89449. Beneficial ownership information is based upon a Schedule 13D/A filed with the Securities and Exchange Commission as of November 27, 2002.

(12)	Represents 1,016,675 shares of common stock beneficially owned by various entities under common control of Delta Partners, LLC. Delta Partners, LLC has shared voting and dispositive power over all such shares. The address of Delta Partners, LLC is One Financial Center, Suite 1600, Boston, Massachusetts 02116. Beneficial ownership information is based upon a Schedule 13G/A filed with the Securities and Exchange Commission as of January 31, 2003.

(13)	Represents 615,080 shares of common stock beneficially owned by various entities under common control of Keane Capital Management, Inc. Keane Capital has sole voting and dispositive power over all such shares. The address of Keane Capital Management, Inc. is 3420 Toringdon Way, Suite 350, Charlotte, North Carolina 28277. Beneficial ownership information is based upon a Schedule 13G filed with the Securities and Exchange Commission as of February 14, 2003.

Equity Compensation Plan Information

      The following table sets forth information with respect to our common stock that has been authorized for issuance under all of our equity compensation plans as of October 31, 2003.

			(c)
			Number of Securities
			Remaining Available for
	(a)	(b)	Future Issuance Under
	Number of Securities to	Weighted Average	Equity Compensation
	be Issued Upon Exercise	Exercise Price of	Plans (Excluding
	of Outstanding Options,	Outstanding Options,	Securities Reflected
Plan Category	Warrants, and Rights	Warrants, and Rights	in Column (a))

Equity-Compensation Plans Approved by Stockholders	698,575	$3.80	1,670,725
Equity-Compensation Plans Not Approved by Stockholders	—	—	31,100 (1)

Total	698,575		1,701,825

(1)	Represents shares of restricted common stock that may be granted pursuant to our 2001 Restricted Stock Plan to our employees, consultants, or independent contractors who are not directors, officers, or 10% stockholders of our company. Under the plan, we have reserved for issuance 50,000 shares of restricted common stock and during 2001 and 2002 we issued 18,500 shares and 400 shares, respectively of restricted common stock.

Item 13.	Certain Relationships and Related Transactions

      During fiscal 2003, we paid our former Chairman $8,000 per month in recognition for the time and commitment to our company.

Item 14.	Principal Accountant Fees and Services

Audit Fees

      Fees for audit services totaled approximately $314,000 and $296,000 for the fiscal years ended October 31, 2003 and 2002, respectively, including fees associated with the annual audits reviews of our quarterly reports on Form 10-Q, assistance with the review of documents filed with the SEC, and accounting consultations.

Audit-Related Fees

      Fees for audit-related services totaled approximately $31,000 and $9,000 for the fiscal years ended October 31, 2003 and 2002, respectively. Audit-related services principally included assistance in documenting internal control policies and procedures over financial reporting and due diligence in connection with proposed or consummated business combinations.

Tax Fees

      Fees for tax services, including tax compliance and consultation, amounted to approximately $50,000 and $64,000 for the fiscal years ended October 31, 2003 and 2002, respectively.

All Other Fees

      Our principal accountant did not bill us for any other services for the fiscal years ended October 31, 2003 and 2002.

Audit Committee Pre-Approval Policies

      The duties and responsibilities of our Audit Committee include the pre-approval of all audit, audit related, tax, and other services permitted by law or applicable SEC regulations (including fee and cost ranges) to be performed by our independent auditor. Any pre-approved services that will involve fees or costs exceeding pre-approved levels will also require specific pre-approval by the Audit Committee. Unless otherwise specified by the Audit Committee in pre-approving a service, the pre-approval will be effective for the 12-month period following pre-approval. The Audit Committee will not approve any non-audit services prohibited by applicable SEC regulations or any services in connection with a transaction initially recommended by the independent auditor, the purpose of which may be tax avoidance and the tax treatment of which may not be supported by the Internal Revenue Code and related regulations.

      To the extent deemed appropriate, the Audit Committee may delegate pre-approval authority to the Chairman of the Board or any one or more other members of the Audit Committee provided that any member of the Audit Committee who has exercised any such delegation must report any such pre-approval decision to the Audit Committee at its next scheduled meeting. The Audit Committee will not delegate the pre-approval of services to be performed by the independent auditor to management.

      Our Audit Committee requires that our independent auditor, in conjunction with our Chief Financial Officer, be responsible for seeking pre-approval for providing services to us and that any request for pre-approval must inform the Audit Committee about each service to be provided and must provide detail as to the particular service to be provided.

      All of the services provided by Ernst & Young LLP described above under the captions “Audit Fees,” “Audit-Related Fees,” and “Tax Fees,” were approved by our Audit Committee.

PART IV

Item 15.	Exhibits, Financial Statement Schedules, and Reports on Form 8-K

      (a) Financial Statements and Financial Statement Schedules

(1) Consolidated Financial Statements.

Consolidated Financial Statements are listed in the Index to Consolidated Financial Statements on page F-1 of this report.

(2) Consolidated Financial Statement Schedules.

No financial statement schedules are included because they are not applicable, are not required, or because required information is included in the financial statements or the notes thereto.

      (b) Reports on Form 8-K

(1) We filed a current report on Form 8-K on August 29, 2003 reporting our financial results for our third fiscal quarter of fiscal 2003.

      (c) Exhibits

Exhibit
Number	Description of Exhibit

2.1	Stock Purchase Agreement dated February 8, 1999 by and among the Registrant, Bingo Technologies Corporation, and the Stockholders and Indemnitors named therein(1)
3.1	Certificate of Incorporation of the Registrant, as amended(2)
3.2	Bylaws of the Registrant(2)
3.3	Certificate of Designation of Series A Junior Participating Preferred Stock of the Registrant.(8)
4.1	GameTech International, Inc. Registration Rights Agreement(3)
4.3	Rights Agreement, dated as of March 7, 2003, between GameTech International, Inc. and Mellon Investor Services, LLC, as rights agent.(8)
4.4	Specimen Common Stock Certificate(7)
10.1	GameTech International, Inc. 1997 Incentive Stock Plan(2)
10.15	GameTech International, Inc. 2001 Restricted Stock Plan(5)
10.16	Lease Agreement dated November 18, 1999 between the Registrant and Cypress Corporate Services, including addendum to lease and first amendment dated April 17, 2000(4)
10.17	Revolving Line of Credit dated August 19, 1998 between the Registrant and Wells Fargo Bank, N.A.(4)
10.18	Letter Amendment to Revolving Line of Credit dated April 1, 2000 by and among the Registrant, Bingo Technologies Corporation, and Wells Fargo Bank, N.A.(4)
10.19	Letter Amendment to Revolving Line of Credit dated April 2, 2001 by and among the Registrant, Bingo Technologies Corporation, and Wells Fargo Bank, N.A.(4)
10.22	Employment Agreement dated October 1, 1997 between the Registrant and Andrejs K. Bunkse(4)
10.23	Letter Amendment dated April 2, 2002 between Wells Fargo Bank, N.A., the Registrant, and Bingo Technologies Corporation amending the letter agreement between the parties dated August 19, 1998, together with Revolving Line of Credit Note dated April 2, 2002.(6)
10.24	Letter Amendment dated April 2, 2003 between Wells Fargo Bank, N.A., and the Registrant, amending the letter agreement between the parties dated August 19, 1998, together with the Revolving Line of Credit Note dated April 2, 2003.(9)
21	List of Subsidiaries(6)
23.1	Consent of Ernst & Young LLP
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated by the Securities Exchange Act of 1934, as amended.

Exhibit
Number	Description of Exhibit

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated by the Securities Exchange Act of 1934, as amended.
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated February 8, 1999 as filed with the Commission on or about February 23, 1999.

(2)	Incorporated by reference to the Registrant’s Registration Statement on Form S-1 (Registration No. 333-34967) as filed with the Commission on or about September 4, 1997.

(3)	Incorporated by reference to Amendment No. 1 to the Registrant’s Registration Statement on Form S-1 (Registration No. 333-34967) as filed with the Commission on or about October 17, 1997.

(4)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended October 31, 2001 as filed with the Commission on or about January 29, 2002.

(5)	Incorporated by reference to the Registrant’s Registration Statement on Form S-8 (Registration No. 333-72886) as filed with the Commission on or about November 7, 2001.

(6)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended October 31, 2003 as filed with the Commission on or about January 29, 2003.

(7)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended January 31, 2003 as filed with the Commission on or about March 17, 2003.

(8)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated March 7, 2003 as filed with the Commission on or about March 10, 2003.

(9)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended April 30, 2003 as filed with the Commission on or about June 16, 2003.

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GAMETECH INTERNATIONAL, INC.

By:	/s/ CLARENCE H. THIESEN

Clarence H. Thiesen
Chief Executive Officer
(Principal Executive Officer)

Dated: January 29, 2004

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ RICHARD T. FEDOR Richard T. Fedor	Chairman of the Board of Directors	January 29, 2004

/s/ CLARENCE H. THIESEN Clarence H. Thiesen	Chief Executive Officer and Director (Principal Executive Officer)	January 29, 2004

/s/ JOHN P. HEWITT John P. Hewitt	Chief Financial Officer (Principal Financial Officer)	January 29, 2004

/s/ ANN D. MCKENZIE Ann D. McKenzie	Corporate Controller (Principal Accounting Officer)	January 29, 2004

/s/ CHARLES W. SCHARER Charles W. Scharer	Director	January 29, 2004

/s/ VERN D. BLANCHARD Vern D. Blanchard	Director	January 29, 2004

/s/ JOHN B. FURMAN John B. Furman	Director	January 29, 2004

GameTech International, Inc.

REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

The Board of Directors and Stockholders

GameTech International, Inc.

      We have audited the accompanying consolidated balance sheets of GameTech International, Inc. and subsidiaries as of October 31, 2002 and 2003, and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the three years in the period ended October 31, 2003. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

      In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of GameTech International, Inc. and subsidiaries at October 31, 2002 and 2003 and the consolidated results of their operations and their cash flows for each of the three years in the period ended October 31, 2003, in conformity with accounting principles generally accepted in the United States.

Ernst & Young LLP

Reno, Nevada

December 15, 2003

GAMETECH INTERNATIONAL, INC.

CONSOLIDATED BALANCE SHEETS

	October 31,

	2002	2003

	(In thousands,
	except share and
	per share amounts)
ASSETS:
Current assets:
Cash and cash equivalents	$4,233	$10,202
Short-term investments	5,045	1,750
Accounts receivable, less allowance for doubtful accounts of $2,342 in 2002 and $2,287 in 2003	3,906	3,624
Deposits	610	28
Refundable income taxes	3,888	231
Prepaid expenses and other current assets	433	341
Deferred income taxes	2,278	2,185

Total current assets	20,393	18,361
Bingo equipment, furniture and other equipment, net	21,620	22,319
Goodwill, net	14,960	16,809
Intangibles, less accumulated amortization of $2,028 in 2002 and $2,089 in 2003	678	2,236
Restricted cash	450	450

Total assets	$58,101	$60,175

LIABILITIES AND STOCKHOLDERS’ EQUITY:
Current liabilities:
Accounts payable	$914	$783
Accrued payroll and related obligations	805	754
Other accrued liabilities	2,099	1,743
Note payable and other obligations	13	275

Total current liabilities	3,831	3,555
Non-current employment obligations	432	448
Deferred income taxes	3,348	3,551
Commitments and contingencies
Stockholders’ equity:
Common stock: $0.001 par value; 40,000,000 shares authorized; 13,090,764 shares issued in 2002 and 13,592,764 in 2003	13	14
Capital in excess of par value	45,716	46,655
Retained earnings	12,857	14,048
Less: treasury stock, at cost: 1,855,325 shares in 2002 and 2003	(8,096)	(8,096)

Total stockholders’ equity	50,490	52,621

Total liabilities and stockholders’ equity	$58,101	$60,175

See accompanying notes.

GAMETECH INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended October 31,

	2001	2002	2003

	(In thousands, except share
	and per share amounts)
Revenue	$48,536	$48,861	$52,329
Cost of revenue	22,185	19,555	22,639

Gross profit	26,351	29,306	29,690
Operating expenses:
General and administrative	14,995	9,535	11,426
Sales and marketing	14,400	13,245	12,323
Research and development	2,780	2,098	3,828

Total operating expenses	32,175	24,878	27,577

Income (loss) from operations	(5,824)	4,428	2,113
Interest and other income (expense), net	144	(7)	3

Income (loss) before provision for income taxes	(5,680)	4,421	2,116
Provision for (benefit from) income taxes	(1,285)	1,688	925

Net income (loss)	$(4,395)	$2,733	$1,191

Basic net income (loss) per share	$(0.41)	$0.25	$0.10

Diluted net income (loss) per share	$(0.41)	$0.23	$0.10

Shares used in the calculation of net income (loss) per share:
Basic	10,623,068	11,150,064	11,696,118

Diluted	10,623,068	11,945,393	11,817,781

See accompanying notes.

GAMETECH INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common Stock		Capital in		Treasury Stock
			Excess of	Retained
	Shares	Amount	Par Value	Earnings	Shares	Amount	Total

	(In thousands, except share amounts)
Balances at October 31, 2000	12,371,223	$12	$43,541	$14,519	1,840,725	$(8,042)	$50,030
Issuance of common stock upon exercise of stock options	312,116	1	567	—	—	—	568
Restricted stock issued to employees	18,500	—	50	—	—	—	50
Tax benefit from stock option exercises	—	—	385	—	—	—	385
Repurchase of common stock for treasury	—	—	—	—	14,600	(54)	(54)
Net loss	—	—	—	(4,395)	—	—	(4,395)

Balances at October 31, 2001	12,701,839	13	44,543	10,124	1,855,325	(8,096)	46,584
Issuance of common stock upon exercise of stock options	388,525	—	1,172	—	—	—	1,172
Restricted stock issued to employees	400	—	1	—	—	—	1
Net income	—	—	—	2,733	—	—	2,733

Balances at October 31, 2002	13,090,764	13	45,716	12,857	1,855,325	(8,096)	50,490
Issuance of common stock upon exercise of stock options	502,000	1	529	—	—	—	530
Tax benefit from stock option exercises	—	—	410	—	—	—	410
Net income	—	—	—	1,191	—	—	1,191

Balances at October 31, 2003	13,592,764	$14	$46,655	$14,048	1,855,325	$(8,096)	$52,621

See accompanying notes.

GAMETECH INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended October 31,

	2001	2002	2003

	(In thousands)
Cash flows from operating activities:
Net income (loss)	$(4,395)	$2,733	$1,191
Adjustments to reconcile net income (loss) to net cash provided by operating activities net of effects of acquired business:
Depreciation, amortization and obsolescence	12,820	8,922	10,737
Loss on disposals of furniture and other equipment	62	160	68
Employee share grant	50	1	—
Deferred income taxes	(527)	3,452	706
Changes in operating assets and liabilities:
Accounts receivable, net	760	173	282
Deposits	(4)	(509)	582
Refundable income taxes	(251)	(2,690)	3,657
Prepaid expenses and other current assets	(342)	61	92
Restricted cash	—	(450)	—
Accounts payable	(799)	240	(131)
Accrued payroll and related obligations	989	(1,324)	(51)
Other accrued liabilities	314	(499)	(356)
Non-current employment obligations	93	62	16

Net cash provided by operating activities	8,770	10,332	16,793
Cash flows from investing activities:
Decrease (increase) in short-term investments	937	(2,221)	3,295
Capital expenditures for bingo equipment, furniture and other equipment	(3,030)	(12,942)	(9,506)
Payment for the acquisition of International Gaming Systems, Inc.	—	—	(3,469)
Proceeds from Bingo Technologies Corporation escrow account	—	477	—
Payments for buy out of distributorship agreements	(170)	—	(1,006)
Payments for acquisitions of intangible assets	—	(334)	(392)

Net cash used in investing activities	(2,263)	(15,020)	(11,078)
Cash flows from financing activities:
Proceeds from short-term borrowings from bank	2,327	—	—
Payments on short-term notes payable and borrowings from bank	(2,327)	—	—
Payments on long-term debt/note payable and other obligations	(1,019)	(2,382)	(276)
Proceeds from sales of common stock	568	1,172	530
Payments for repurchase of common stock for treasury	(54)	—	—

Net cash (used in) provided by financing activities	(505)	(1,210)	254

Net increase (decrease) in cash and cash equivalents	6,002	(5,898)	5,969
Cash and cash equivalents at beginning of year	4,129	10,131	4,233

Cash and cash equivalents at end of year	$10,131	$4,233	$10,202

Supplemental disclosure of cash flow information:
Cash paid for interest	$72	$120	$45

Cash paid for income taxes	$473	$1,358	$71

Supplemental schedule of non-cash transactions:
Tax benefit from stock option exercises	$385	—	$410

Purchase of intangible assets through the issuance of debt	$—	$—	$538

See accompanying notes.

GAMETECH INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

October 31, 2001, 2002 and 2003

1.     Business and Summary of Significant Accounting Policies

Description of Business

      GameTech International, Inc. (the “Company”) was incorporated in Delaware on April 18, 1994. The Company operates in a single business segment and designs, develops, and markets interactive electronic bingo systems consisting of portable and fixed-based systems under contractual arrangements with terms generally ranging from month-to-month to three years with bingo hall customers.

Consolidation Principles

      The Company’s consolidated financial statements include the accounts of GameTech International, Inc. and its wholly-owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation.

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

Bingo Equipment, Furniture, and Other Equipment

      Bingo equipment includes file servers, caller’s units, point-of-sale units, other support equipment and the portable and fixed-base player terminals. Bingo equipment, furniture and other equipment are stated at cost and depreciated using the straight-line method over the estimated useful lives of the assets. The estimated useful lives are as follows:

Bingo equipment	3-5 years
Office furniture and equipment	3-7 years
Leasehold improvements	10 years

      The Company provides reserves for excess or obsolete bingo terminals on hand that they do not expect to be used. The reserves are based upon several factors, including estimated forecast of bingo terminal demand for placement into halls. The estimates of future bingo terminal demand may prove to be inaccurate, in which case the Company may have understated or overstated the provision required for excess and obsolete bingo terminals. Although the Company attempts to assure the accuracy of its estimated forecasts, any significant unanticipated changes in demand or technological developments could have a significant impact on the value of bingo terminals and reported operating results.

GAMETECH INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Supplier Dependence

      The hardware portion of the Company’s TED and TED2C terminals are assembled by Electronic Evolution Technologies, Inc., or EET, a Nevada-based manufacturer. In addition, EET refurbishes those TED, Palm Top, and TED2C terminals that the Company does not refurbish internally. The Company’s Traveler terminals are assembled by Western Electric, an Idaho-based manufacturer. The Company believes either manufacturer could assemble any of the portable terminals. The Company would need to locate a replacement contract manufacturer if both EET and Western Electric ceased doing business. Although the Company believes that they could locate a substitute contract manufacturer, any such replacement would involve some delay, and the Company may not be able to procure, substitute, or produce their terminals without significant interruption or price increase. Any failure of the Company to receive refurbished or new terminals could have a material adverse effect on the Company’s business, results of operations, and financial condition.

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

Long-Lived Assets

      The Company has adopted the provisions of the Statement of Financial Accounting Standards (“SFAS”) No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. SFAS No. 144 requires impairment losses to be recognized for long-lived assets and identifiable intangibles, other than goodwill, used in operations when indicators of impairment are present and the estimated undiscounted cash flows are not sufficient to recover the assets’ carrying amount. The impairment loss is measured by comparing the fair value of the asset to its carrying amount.

Revenue Recognition

      Revenue is recognized for bingo terminals placed in bingo halls under contracts based on (1) a fixed fee per use per session; (2) a fixed weekly fee per terminal; or (3) a percentage of the revenue generated by each terminal. Revenue recognition is a key component of the Company’s results of operations, and determines the timing of certain expenses, such as commissions and royalties. The Company recognizes revenue when all of the following factors exist: (a) evidence of an arrangement with the customer; (b) play or availability of the bingo terminals; (c) a fixed or determinable fee; and (d) collectibility is reasonably assured. The Company exercises judgment in assessing the credit worthiness of customers to determine whether collectibility is reasonably assured. Should changes in conditions cause the Company to determine the factors are not met for future transactions, revenue recognized for future reporting periods could be adversely affected.

Allowance for Doubtful Accounts

      The Company estimates the possible losses resulting from non-payment of outstanding accounts receivable. The Company’s customer base consists primarily of entities operating in charitable, Native American, and commercial bingo halls located throughout the United States. In some jurisdictions, the billing and collection function is performed as part of a distributor relationship, and in those instances, the Company maintains allowances for possible losses resulting from non-payment by both the customer and distributor. The Company performs ongoing evaluations of customers and distributors for credit worthiness, economic trends,

GAMETECH INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

changes in customer payment terms, and historical collection experience when evaluating the adequacy of its allowance for doubtful accounts. The Company also reserves a percentage of accounts receivable based on aging category. In determining these percentages, the Company reviews historical write-offs of receivables, payment trends, and other available information. While such estimates have been within the Company’s expectations and the provisions established, a change in financial condition of specific customers or in overall trends experienced may result in future adjustments of the Company’s estimates of recoverability of its receivables.

Legal Contingencies

      The Company is currently involved in various claims and legal proceedings. Periodically, the Company reviews the status of each significant matter and assesses the potential financial exposure. If the potential loss from any claim or legal proceeding is considered probable and the amount can be estimated, the Company accrues a liability for the estimated loss. Significant judgment is required in both the determination of probability and the determination as to whether an exposure is reasonably estimable. Because of uncertainties related to these matters, accruals are based only on the best information available at the time. As additional information becomes available, the Company reassesses the potential liability related to their pending claims and litigation and may revise their estimates. Such revisions in the estimates of the potential liabilities could have a material impact on the results of operations and financial position.

Advertising Costs

      Advertising costs are expensed as incurred. Advertising costs during the fiscal years 2001, 2002, and 2003 were not material.

Stock Based Compensation

      The Company has adopted the disclosure provision for stock-based compensation of SFAS No. 123, Accounting for Stock-Based Compensation, and SFAS No. 148, Accounting for Stock-Based Compensation-Transition and Disclosure which was released in December, 2002 as an amendment of SFAS No. 123, but continues to account for such items using the intrinsic value method as outlined under Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees. Under APB 25, when the exercise price of the Company’s employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized.

      The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options, which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company’s employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management’s opinion, the existing models do not necessarily provide a reliable single measure of the fair value of the Company’s employee stock options.

GAMETECH INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      For the purpose of pro forma disclosures, the estimated fair value of options is amortized to expense over the options’ vesting periods. The following table illustrates the effect on net income (loss) per share if the fair value based method had been applied to all awards:

	Year Ended October 31,

	2001	2002	2003

Reported net income (loss)	$(4,395,000)	$2,733,000	$1,191,000
Deduct: stock-based employee compensation expense determined under fair value method for all awards	(769,000)	(596,000)	(425,000)

Pro forma net income (loss)	$(5,164,000)	$2,137,000	$766,000

Net income (loss) per share
Basic — as reported	$(0.41)	$0.25	$0.10
Basic — pro forma	$(0.49)	$0.19	$0.07
Diluted — as reported	$(0.41)	$0.23	$0.10
Diluted — pro forma	$(0.49)	$0.18	$0.06

      The pro forma amounts discussed above were derived using the Black-Scholes option valuation model with the assumptions indicated below:

	Year Ended October 31,

	2001	2002	2003

Risk-free interest rate	4.30%	4.10%	4.41%
Dividend yield	0%	0%	0%
Expected volatility	78.9%	71.2%	70.3%
Expected life	8 years	8 years	8 years

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

Concentrations of Credit Risk

      Financial instruments, which potentially subject the Company to concentration of credit risk, consist primarily of cash and cash equivalents, short-term investments, and trade receivables. Cash equivalents and short-term investments are investment-grade, short-term debt instruments, consisting of treasury bills, mortgage-backed securities, asset-backed commercial paper, unsecured corporate notes, and money market accounts, all of which are maintained with high credit quality financial institutions. Cash and cash equivalents are in excess of Federal Deposit Insurance Corporation (“FDIC”) insurance limits.

      No single customer comprised more than ten percent of the Company’s total revenue during fiscal years 2001, 2002 and 2003. However, the Company conducts a substantial amount of its business through distributor relationships, many of which act as a collection agent.

GAMETECH INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Fair Values of Financial Instruments

      The carrying amounts reported in the consolidated balance sheets for cash and cash equivalents, short-term investments, accounts receivable, accounts payable, and accrued liabilities approximate fair value because of the immediate or short-term maturity of these financial instruments.

Reclassifications

      Certain amounts in the prior year’s consolidated financial statements have been reclassified to conform with the 2003 consolidated financial statement presentation. These reclassifications did not have an impact on the previously reported financial position, cash flows or results of operations.

New Accounting Pronouncements

      In April 2002, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 145, Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13 and Technical Corrections. SFAS No. 145 updates, clarifies and simplifies existing accounting pronouncements. SFAS No. 145 rescinds SFAS No. 4, which required all gains and losses from extinguishment of debt to be aggregated and, if material, classified as an extraordinary item, net of related income tax effect. As a result, the criteria in APB Opinion No. 30 will now be used to classify those gains and losses because SFAS No. 4 has been rescinded. SFAS No. 145 amends SFAS No. 13 to require that certain lease modifications that have economic effects similar to sale-leaseback transactions be accounted for in the same manner as sale-leaseback transactions. This amendment is consistent with the FASB’s goal of requiring similar accounting treatment for transactions that have similar economic effects. SFAS No. 145 also makes technical corrections to existing pronouncements. While those corrections are not substantive in nature, in some instances, they may change accounting practice. The Company adopted the provisions of SFAS No. 145 for fiscal 2003, which did not result in a material impact to financial position, cash flows or results of operations.

      In July 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (“EITF”) Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring) (“Issue 94-3”). The principal difference between SFAS No. 146 and Issue 94-3 relates to SFAS No. 146’s requirements for recognition of a liability for a cost associated with an exit or disposal activity. SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. Under Issue 94-3, a liability for an exit cost as generally defined in Issue 94-3 was recognized at the date of an entity’s commitment to an exit plan. A fundamental conclusion reached by the FASB in SFAS No. 146 is that an entity’s commitment to a plan, by itself, does not create an obligation that meets the definition of a liability. Therefore, SFAS No. 146 eliminates the definition and requirements for recognition of exit costs in Issue 94-3. SFAS No. 146 also establishes that fair value is the objective for initial measurement of the liability. The provisions of SFAS No. 146 are effective for exit or disposal activities that are initiated after December 31, 2002. SFAS No. 146 was adopted on January 1, 2003 and had no impact on financial position, cash flows or results of operations.

      In November 2002, the EITF reached a consensus on Issue No. 00-21, Multiple-Deliverable Revenue Arrangements (“Issue 00-21”). Issue 00-21 addresses how to account for arrangements that may involve the delivery or performance of multiple products, services, and/or rights to use assets. The consensus mandates how to identify whether goods or services or both that are to be delivered separately in a bundled sales arrangement should be accounted for separately because they are “separate units of accounting.” The guidance can affect the timing of revenue recognition for such arrangements, even though it does not change rules governing the timing or pattern of revenue recognition of individual items accounted for separately. The final consensus will be applicable to agreements entered into in fiscal years beginning after June 15, 2003 with

GAMETECH INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

early adoption permitted. Additionally, companies will be permitted to apply the consensus guidance to all existing arrangements as the cumulative effect of a change in accounting principle in accordance with APB Opinion No. 20, Accounting Changes. The Company is assessing, the potential impact of Issue 00-21, but at this point does not believe the adoption of Issue 00-21 will have a material impact on the Company’s financial position, cash flows or results of operations.

      In November 2002, the FASB issued Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others (“FIN 45”). This interpretation elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The disclosure requirements of FIN 45 are effective for interim and annual periods ending after December 15, 2002, and the Company has adopted those requirements for the consolidated financial statements included in this Form 10-K. The initial recognition and initial measurement requirements of FIN 45 are effective prospectively for guarantees issued or modified after December 31, 2002. The adoption of the recognition and initial measurement requirements of FIN 45 did not have a material impact on the Company’s financial position, cash flows or results of operations.

      In January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities — an Interpretation of ARB No. 51 (“FIN 46”). In December 2003, FIN 46 was revised to clarify certain provisions and effective dates for application. FIN 46 addresses consolidation by business enterprises of variable interest entities that have certain characteristics. Transferors to qualifying special-purpose entities and “grandfathered” qualifying special-purpose entities subject to the reporting requirements of SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, are excluded from the scope of FIN 46. FIN 46 is applicable no later than the end of the first interim or annual reporting period ending after March 15, 2004, unless the Company has an interest in a special purpose entity, which the effective date for application is no later than the end of the first interim or annual reporting period ending after December 15, 2003. The Company currently has no contractual relationship or other business relationship with a variable interest entity. However, if the Company entered into any such arrangement with a variable interest entity in the future, the financial position, cash flows or results of operations may be adversely impacted.

2.	Acquisition of Assets

      On November 7, 2002, the Company acquired certain assets of International Gaming Systems, Inc. (“IGS”) for a cash purchase price of $3.5 million, which included approximately $69,000 of acquisition costs. The transaction was accounted for as a purchase of a business in accordance with SFAS No. 141, Business Combinations, and accordingly, the operating results have been included in the Company’s consolidated financial statements since the date of acquisition.

GAMETECH INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The total purchase price of the transaction has been allocated to the identifiable intangible assets and tangible assets acquired, based on their estimated fair values at the date of acquisition, with any residual amount allocated to goodwill as follows:

Acquired assets:
Bingo equipment	$582,000
Intellectual property	750,000
Distributor contracts	260,000
Trademarks	28,000
Goodwill	1,849,000

$3,469,000

      The maximum potential contingent payments relating to the acquisition were $2,043,000, which was placed in escrow pending the outcome of certain events. The escrow was comprised of the following four components: $900,000 (the “New York Escrow Amount”); $413,000 (the “Title Transfer Escrow Amount”); $230,000 (the “Bingo Unit Escrow Amount”); and $500,000 (the “Holdback Escrow Amount”). The full amount of the Title Transfer Escrow Amount, the Bingo Unit Escrow Amount and the Holdback Escrow Amount has been released to IGS as a result of the successful transfer of title of certain assets to the Company, the verification of the number of bingo terminals acquired and the satisfaction of certain representations and warranties made by IGS. These amounts have been included in the purchase price allocated to the assets acquired. The release of the New York Escrow Amount is contingent upon the negotiation of new contracts with IGS’s former New York customers or the receipt by the Company of continuing revenues from the New York customers. As of October 31, 2003, $451,500 of the New York Escrow Amount has been released to IGS. The entire amount of the New York Escrow Amount has been included in the purchase price allocated to the assets acquired as the Company currently considers it probable that the remaining funds will be paid to IGS.

3.	Goodwill and Intangibles

      In June 2001, the FASB issued SFAS No. 142, Goodwill and Other Intangible Assets, effective for fiscal years beginning after December 15, 2001. Under the new rules, goodwill is no longer systematically amortized, but is reviewed for impairment each year and, depending upon the results of that measurement, the recorded goodwill may be written down and charged to income from operations when its carrying amount exceeds its estimated fair value. Amortization is still required for identifiable intangible assets with finite lives. The Company elected to early-adopt the statement at the beginning of fiscal 2002, discontinuing amortization of goodwill.

      Goodwill, resulting primarily from the February 1999 acquisition of Bingo Technologies Corporation (“BTC”), was being amortized on a straight-line basis over twelve years and amounted to $14,960,000, net of accumulated amortization, at October 31, 2002 and 2003. The November 2002 acquisition of certain assets of IGS added $1,849,000 to goodwill for fiscal 2003. Goodwill amortization expense in fiscal year 2001 was $1,732,000. The Company assessed the value of its goodwill as of November 1, 2001, July 31, 2002 and July 31, 2003 (its annual review date) and concluded there was no goodwill impairment.

GAMETECH INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      In accordance with SFAS No. 142, the years ended October 31, 2002 and 2003 reflect no amortization of goodwill. A reconciliation of previously reported net loss and loss per share for the year ended October 31, 2001 adjusted for the exclusion of goodwill amortization is as follows (in thousands, except per share amounts):

	Year Ended October 31,

	2001	2002	2003

Reported net income (loss)	$(4,395)	$2,733	$1,191
Add back: Goodwill amortization	1,732	—	—

Adjusted net income (loss)	$(2,663)	$2,733	$1,191

Basic earnings (loss) per share:
Reported net income (loss)	$(0.41)	$0.25	$0.10
Add back: Goodwill amortization	0.16	—	—

Adjusted basic earnings (loss) per share	$(0.25)	$0.25	$0.10

      Other intangible assets consisted of the following as of October 31, 2003 (in thousands):

				Weighted Average
		Accumulated	Net Carrying	Amortization Period
	Gross Value	Amortization	Value	in Years

Intellectual property (software)	$2,240	$(1,193)	$1,047	3.2
Copyrights/trademarks	285	(248)	37	4.5
Distributor buyouts	1,800	(648)	1,152	2.3

	$4,325	$(2,089)	$2,236

      Other intangibles are being amortized over the respective useful lives of the assets ranging from two to five years. Amortization expense related to the other intangibles in fiscal years 2001, 2002 and 2003 was $744,000, $828,000 and $1,416,000, respectively.

      Estimated aggregate amortization expense for intangible assets subject to amortization as of October 31, 2003 is as follows (in thousands):

2004	$1,519
2005	454
2006	174
2007	77
2008	12

$2,236

GAMETECH INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

4.                Bingo Equipment, Furniture and Other Equipment

      Bingo equipment, furniture and other equipment consisted of the following (in thousands):

	October 31,

	2002	2003

Bingo equipment	$40,899	$44,032
Component parts	966	1,278
Office furniture and equipment	3,103	3,638
Leasehold improvements	526	700

	45,494	49,648
Less accumulated depreciation and amortization	20,442	24,157
Less reserve for excess or obsolete terminals	3,432	3,172

	$21,620	$22,319

      Depreciation for bingo equipment is applied over three- and five-year periods. Terminals on-hand that are not expected to be re-used are reserved for as excess or obsolete.

      Depreciation expense during the fiscal years ended October 31, 2001, 2002 and 2003 amounted to approximately $6.7 million, $6.7 million and $8.8 million, respectively. In addition, during fiscal years ended October 31, 2001, 2002 and 2003, the Company reserved $2.6 million, $0 and $50,000, respectively for bingo terminals not expected to be re-used.

5.	Credit Agreements

      Effective April 2, 2003, the Company renewed its revolving line-of-credit agreement with a bank. The maximum amount available under the terms of the agreement is $10.0 million, and borrowings bear interest based on the bank’s prime rate or London InterBank Offered Rate (“LIBOR”) plus 2.0 percent, at the Company’s option. Interest is payable monthly and the agreement expires on April 2, 2004. The agreement is secured by substantially all of the Company’s assets. The agreement contains certain restrictive covenants, which among other things require that specified financial balances and ratios be maintained, quarterly profitability be maintained, and restrict the payment of dividends and the incurrence of additional indebtedness. The Company was in compliance with these covenants as of October 31, 2003. At October 31, 2002 and 2003, there was no outstanding balance under the line-of-credit.

6.	Note Payable and Other Obligations

      Note payable and other obligations consisted of the following:

	October 31,

	2002	2003

	(In thousands)
Obligations under capital leases	$13	$—
$561,000 zero interest note payable to a former distributor, discounted at 5.0 percent per annum with monthly principal and interest payments of $28,000	—	275

	13	275

Less amounts due within one year	13	275

	$—	$—

GAMETECH INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Aggregate contractual future principal payments of the note payable for the year following October 31, 2003 are $275,000.

7.	Commitments and Contingencies

Leases

      The Company leases administrative and manufacturing facilities and certain equipment under non-cancelable operating leases. Rent expense during fiscal years ended October 31, 2001, 2002 and 2003 amounted to approximately $802,000, $631,000 and $846,000, respectively.

      Future minimum lease payments under these leases as of October 31, 2003 are as follows:

2004	$607,000
2005	562,000
2006	558,000
2007	551,000
2008	545,000
Thereafter	1,024,000

$3,847,000

Litigation

      On March 22, 2001, the Company filed a claim in the United States District Court, District of Arizona, GAMETECH INTERNATIONAL, INC. V. TREND GAMING SYSTEMS, LLC, CV 01-540 PHX PGR, seeking a declaratory judgment that the Company is not in material breach of its November 1, 1999 distribution agreement with Trend Gaming Systems, LLC (“Trend”) and seeking damages for past due payments and wrongful withholdings by Trend. Trend has counterclaimed, alleging that its payments are in compliance with its contractual obligations and that it is entitled to withhold certain monies. Trend also contends that the Company is in breach of certain contractual obligations to Trend or its customers. On December 16, 2002, the court entered at the Company’s request an order enjoining Trend from using approximately $540,000 in funds it had collected on the Company’s behalf, pending a trial on ownership interest in those funds. The money has been placed in a bank account subject to the court’s control. Collections of accounts receivable by Trend, if any, will also be placed in that account, pending the trial of the case. In addition, the Company has posted a $450,000 deposit with the court, which is presented as restricted cash on the accompanying consolidated balance sheet. The Company fully reserved the accounts receivable from Trend as of October 31, 2003 and 2002. Trend filed a motion for summary judgment alleging that the termination of the distribution agreement was improper. On May 16, 2003, the court dismissed Trend’s motion for summary judgment. On December 2, 2003, Trend filed a renewed motion for summary judgment alleging that the Company did not have the right to terminate the distribution agreement based upon Trend’s failure to ensure that the Company received its minimum rate of return. The Company is preparing a response and the motion will be heard at an undetermined future date. A May 10, 2004 trial date has been set. The Company has denied the allegations and intends to vigorously pursue and defend this matter. However, the Company cannot provide assurance that it will obtain a favorable outcome. An unfavorable outcome could have a material adverse effect on the Company’s financial position, cash flows and results of operations.

      On October 30, 2002, Capital Gaming Supplies (“Capital”) filed a claim in the United States District Court, Southern District of Mississippi, CAPITAL GAMING SUPPLIES, INC. V. GAMETECH INTERNATIONAL, INC., 3:02 CV 1636 WS, seeking a judgment that the Company tortiously interfered with alleged existing and prospective customer accounts. The Company has denied the allegations and filed a

GAMETECH INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

counter-claim seeking a judgment that Capital tortiously interfered with the Company’s customer accounts. On April 18, 2003, Capital filed an amended complaint adding other claims against the Company and other defendants, including a claim for malicious breach of contract against IGS, and its principals. In November 2002, the Company acquired certain assets of IGS and assumed certain claims filed by Capital against IGS and its principals. Capital seeks compensatory and punitive damages from all defendants. The January 28, 2004 trial date has been postponed indefinitely. The Company intends to defend and pursue vigorously this matter. The Company believes that Capital’s claims are without merit. However, the Company cannot provide assurance that it will obtain a favorable outcome. An unfavorable outcome could have a material adverse effect on the Company’s financial position, cash flows and results of operations.

      In March 2003, the South Carolina Department of Revenue (“Department”) issued a notice to all persons and entities that use electronic daubing devices (such as the Company’s portable and fixed-base bingo terminals) to cease and desist using the devices as of September 4, 2003. The notice is a reversal of the Department’s previous position provided to the Company in 1995 regarding the use of such devices. The Department’s decision was not made due to any violation or improper conduct on the Company’s part. The Company has filed a Request for Contested Case Hearing regarding the Department’s reversal. The Company disagrees with the Department’s position and is actively seeking legal and legislative relief so that the Company’s electronic daubing devices may continue to be used. Historically, South Carolina has accounted for less than 5% of the Company’s revenues. The Company has executed a Memorandum of Understanding by and between the Department and other entities involved in the South Carolina bingo industry, which will allow the Company to continue to operate in South Carolina until March 15, 2004. The Company can make no assurances that they will be able to continue to provide equipment to the South Carolina market after March 15, 2004.

      The Company is involved in various other legal proceedings arising out of its operations in the ordinary course of its business. The Company does not believe that any of these proceedings will have a material adverse effect on its business, financial position, or results of operations. At October 31, 2002 and 2003, the Company has recorded $130,000 and $0, respectively, in current liabilities for the estimated settlement of specific lawsuits. However, if settlement is not reached and the lawsuits proceed to trial, an unfavorable outcome could have a material adverse effect on the Company’s financial position, cash flows and results of operations.

8.     Stockholders’ Equity

Stock Options

      In August 1997, the Company adopted the 1997 Incentive Stock Plan (the “1997 Plan”). Under the 1997 Plan, either incentive stock options (“ISO’s”) or nonqualified stock options (“NSO’s”) may be granted to employees, directors, and consultants to purchase the Company’s common stock at an exercise price determined by the Board of Directors on the date of grant. ISO’s may be granted only to employees at an exercise price that equals or exceeds the fair value of such shares on the date such option is granted. The options generally have a term of ten years and vesting periods are determined at the discretion of the Board of Directors. The Company has reserved 4,000,000 shares of common stock for issuance under the 1997 Plan, which included options granted during the twelve months immediately preceding the adoption of the 1997 Plan. As of October 31, 2003, options to purchase 698,575 shares of common stock were outstanding at exercise prices ranging from $0.16 to $4.75 per share under the 1997 Plan. In addition, as of October 31, 2003, 1,670,725 shares of common stock were available for future grants under the 1997 Plan.

GAMETECH INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      A summary of the Company’s stock option activity and related information is presented below:

	Year Ended October 31,

	2001		2002		2003

		Weighted-		Weighted-		Weighted-
	Number of	Average	Number of	Average	Number of	Average
	Shares	Exercise	Shares	Exercise	Shares	Exercise
	(Options)	Price	(Options)	Price	(Options)	Price

Outstanding at beginning of year	1,849,826	$3.02	1,938,160	$3.34	1,254,360	$3.24
Granted	466,500	$3.67	212,500	$3.98	293,000	$3.63
Forfeited	(66,050)	$3.99	(507,775)	$4.09	(346,785)	$5.61
Exercised	(312,116)	$1.82	(388,525)	$3.02	(502,000)	$1.06

Outstanding at end of year	1,938,160	$3.34	1,254,360	$3.24	698,575	$3.80

Exercisable at end of year	1,375,287	$3.20	1,012,940	$3.08	335,450	$3.69

Weighted average grant-date fair value of options granted during the year		$2.85		$3.03		$2.66

      The following table summarizes information regarding stock options outstanding and exercisable as of October 31, 2003:

	Options Outstanding			Options Exercisable

		Weighted-Average
Range of		Remaining	Weighted-Average		Weighted-Average
Exercise Prices	Number	Contractual Life	Exercise Price	Number	Exercise Price

$0.16	2,500	2.59	$0.16	2,500	$0.16
$2.50 – $3.55	186,500	7.93	$3.12	127,750	$3.09
$3.63 – $3.98	306,825	8.12	$3.88	95,450	$3.78
$4.00 – $4.75	202,750	7.48	$4.34	109,750	$4.39

	698,575	7.86	$3.80	335,450	$3.69

Restricted Stock Plan

      On October 4, 2001, the Company adopted the 2001 Restricted Stock Plan (the “2001 Plan”). Under the 2001 Plan, the Company authorized the granting of restricted stock to employees who are not officers or directors, consultants, and independent contractors. The Company has reserved 50,000 shares of common stock for grant under the 2001 Plan, which included 18,500 shares and 400 shares granted on October 4, 2001 and June 30, 2002, respectively. Based on the market price of the Company’s shares at that date, compensation expense of $50,000 and $1,000 was recorded on October 4, 2001 and June 30, 2002, respectively.

Stockholder Rights Agreement

      On March 7, 2003, the Company adopted a Rights to Purchase Preferred Shares Agreement (the “Rights Agreement”) that may have the effect of deterring, or preventing a change in control that might otherwise be in the best interest of the Company’s stockholders. Under the Rights Agreement, a dividend of one preferred share purchase right was issued for each outstanding share of common stock held by the stockholders of record as of the close of business on March 17, 2003. Each right entitles the stockholder to purchase, at a price of $16.00, one one-thousandth of a share of Series A Junior Participating Preferred Stock.

GAMETECH INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      In general, subject to certain limited exceptions, the stock purchase rights become exercisable when a person or group acquires 15% or more of the Company’s common stock or a tender offer or exchange offer for 15% or more of the Company’s common stock is announced or commenced. After any such event, the Company’s other stockholders may purchase additional shares of common stock at 50% of the then-current market price. The rights will cause substantial dilution to a person or group that attempts to acquire the Company on terms not approved by the Board of Directors. The rights may be redeemed by the Company at $0.01 per stock purchase right at any time before any person or group acquires 15% or more of the outstanding common stock. The rights should not interfere with any merger or other business combination approved by the Board of Directors. The rights expire on March 17, 2013.

9.	Income Taxes

      The income tax provisions (benefit) consist of the following (in thousands):

	Year Ended October 31,

	2001	2002	2003

Current:
Federal	$(309)	$(1,731)	$146
State	(64)	(33)	73
Deferred:
Federal	(848)	3,234	698
State	(64)	218	8

	$(1,285)	$1,688	$925

      The significant components of the Company’s deferred income tax assets and liabilities at October 31, 2002 and 2003 are as follows (in thousands):

	October 31, 2003

	Current	Non-Current

Deferred income tax assets:
Amortization of intangible assets	$—	$1,115
Allowance for doubtful accounts	858	—
Reserve for excess or obsolete terminals	1,190	—
Net operating loss carryforward	—	827
Various accruals	137	261

Total deferred income tax assets	2,185	2,203
Deferred income tax liability:
Depreciation	—	(5,754)

Net deferred income tax asset (liability)	$2,185	$(3,551)

GAMETECH INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	October 31, 2002

	Current	Non-Current

Deferred income tax assets:
Amortization of intangible assets	$—	$832
Allowance for doubtful accounts	850	—
Reserve for excess or obsolete terminals	1,246	—
Various accruals	182	—

Total deferred income tax assets	2,278	832
Deferred income tax liability:
Depreciation	—	(4,180)

Net deferred income tax asset (liability)	$2,278	$(3,348)

      The Company has available at October 31, 2003, approximately $2.4 million of unused federal net operating loss carryforwards that may be applied against future taxable income and that expire by 2023. The utilization of these loss carryforwards may be limited by certain events, including an ownership change as defined by the Internal Revenue Code.

      Deferred tax assets relating to net operating loss carryforwards as of October 31, 2003 include approximately $410,000 associated with stock option activity for which subsequent realized tax benefits, if any, will reduce income taxes payable in the future.

      The differences between the Company’s provision for (benefit from) income taxes as presented in the accompanying statements of operations and provision for (benefit from) income taxes computed at the federal statutory rate is comprised of the items shown in the following table as a percentage of pre-tax earnings:

	Year Ended October 31,

	2001	2002	2003

Income tax provision at the statutory rate	(34.0)%	34.0%	34.0%
State income taxes, net of federal benefit	(1.5)	2.3	2.4
Goodwill amortization	10.4	—	—
Meals and entertainment	0.8	0.8	2.0
Non deductible lobbying expenses	0.9	1.1	3.5
Other, net	0.8	—	1.8

	(22.6)%	38.2%	43.7%

10.	Short Term Investments

      The Company currently invests in only investment grade, short-term investments which it classifies as available-for-sale. As such, there were no significant differences between amortized cost and estimated fair value at October 31, 2002 or October 31, 2003. Additionally, because investments are short-term and are generally allowed to mature, realized gains and loss for fiscal 2002 and 2003 are minimal.

GAMETECH INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The following table presents the estimated fair value breakdown of investment by category (in thousands):

	October 31,

	2002	2003

U.S. Treasury and agency securities	$4,219	$1,399
Asset-backed commercial paper	70	—
Unsecured corporate notes	756	351

	$5,045	$1,750

11.	Other Accrued Liabilities

      Other accrued liabilities consisted of (in thousands):

	October 31,

	2002	2003

Estimated legal settlements	$130	$—
Accrued professional fees	843	700
Accrued distributor commissions	517	497
Deferred revenue	267	145
Other	342	401

	$2,099	$1,743

12.	Net Income (Loss) Per Share

      A reconciliation of the shares used in the basic and fully diluted net income (loss) per share calculations follows:

	Year Ended October 31,

	2001	2002	2003

Basic weighted average shares outstanding	10,623,068	11,150,064	11,696,118
Effect of dilutive securities:
Stock options	—	795,329	121,663

Diluted	10,623,068	11,945,393	11,817,781

      Employee stock options to purchase approximately 1,855,000, 401,000, and 550,000 shares in fiscal years 2001, 2002, and 2003, respectively, were outstanding, but were not included in the computation of diluted earnings per share because the effect would have been antidilutive.

GAMETECH INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

13.	Valuation and Qualifying Accounts (in thousands)

		Additions	Deductions
	Balance at	Charged to	(Write-offs,
	Beginning	Costs and	Net of	Balance at
Description	of Period	Expenses	Collections)	End of Period

Year ended October 31, 2001:
Deducted from asset accounts:
Allowance for doubtful accounts	$1,335	$2,438	$(1,001)	$2,772
Year ended October 31, 2002:
Deducted from asset accounts:
Allowance for doubtful accounts	$2,772	$654	$(1,084)	$2,342
Year ended October 31, 2003:
Deducted from asset accounts:
Allowance for doubtful accounts	$2,342	$234	$(289)	$2,287

		Additions
		Charged
	Balance at	to Costs	Deductions
	Beginning	and	(Disposal	Balance at
Description	of Period	Expenses	of Assets)	End of Period

Year ended October 31, 2001:
Deducted from asset accounts:
Allowance for bingo terminal obsolescence	$1,749	$2,626	$(409)	$3,966
Year ended October 31, 2002:
Deducted from asset accounts:
Allowance for bingo terminal obsolescence	$3,966	$—	$(534)	$3,432
Year ended October 31, 2003:
Deducted from asset accounts:
Allowance for bingo terminal obsolescence	$3,432	$50	$(310)	$3,172

14.     Subsequent Event (Unaudited)

      During December 2003, the Company announced a special cash dividend of $0.12 per share, which will be payable on January 16, 2004 to stockholders of record as of the close of business on January 2, 2004. The Company has a $10 million revolving line of credit with Wells Fargo Bank, N.A., which places certain restrictions on the payment of dividends without the prior consent of the bank. Wells Fargo Bank, N.A. has waived the dividend payment limitation, included in the revolving line-of-credit agreement with the Company, for the special dividend.

GAMETECH INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

15.     Quarterly Financial Information (Unaudited)

      Summarized unaudited quarterly financial information for the years 2003 and 2002 are noted below (in thousands, except per share amounts):

	Fiscal Year 2003

	1st	2nd	3rd	4th
	Quarter	Quarter	Quarter	Quarter

Revenue	$13,198	$13,322	$12,776	$13,033
Gross profit	$7,934	$7,722	$6,871	$7,163
Income from operations	$843	$541	$318	$411
Net income	$522	$226	$252	$191
Basic net income per share	$0.05	$0.02	$0.02	$0.02
Diluted net income per share	$0.04	$0.02	$0.02	$0.02

	Fiscal Year 2002

	1st	2nd	3rd	4th
	Quarter	Quarter	Quarter	Quarter

Revenue	$11,851	$12,106	$12,496	$12,408
Gross profit	$6,888	$7,570	$7,660	$7,188
Income (loss) from operations	$1,469	$1,770	$1,720	$(531)
Net income (loss)	$913	$1,111	$1,094	$(385)
Basic net income (loss) per share	$0.08	$0.10	$0.10	$(0.03)
Diluted net income (loss) per share	$0.08	$0.10	$0.09	$(0.03)

      During the fourth quarter ended October 31, 2002 the Company recorded the following expenses:

•	$630,000 was charged to general and administrative expenses to fully reserve the receivables from a terminated distributor.

•	Certain Company management personnel resigned and were extended severance packages. Under these packages, a total of $480,000 was paid by the Company and charged to the respective operating expenses.

EXHIBIT INDEX

Exhibit
Number	Description of Exhibit

2.1	Stock Purchase Agreement dated February 8, 1999 by and among the Registrant, Bingo Technologies Corporation, and the Stockholders and Indemnitors named therein(1)
3.1	Certificate of Incorporation of the Registrant, as amended(2)
3.2	Bylaws of the Registrant(2)
3.3	Certificate of Designation of Series A Junior Participating Preferred Stock of the Registrant.(8)
4.1	GameTech International, Inc. Registration Rights Agreement(3)
4.3	Rights Agreement, dated as of March 7, 2003, between GameTech International, Inc. and Mellon Investor Services, LLC, as rights agent.(8)
4.4	Specimen Common Stock Certificate(7)
10.1	GameTech International, Inc. 1997 Incentive Stock Plan(2)
10.15	GameTech International, Inc. 2001 Restricted Stock Plan(5)
10.16	Lease Agreement dated November 18, 1999 between the Registrant and Cypress Corporate Services, including addendum to lease and first amendment dated April 17, 2000(4)
10.17	Revolving Line of Credit dated August 19, 1998 between the Registrant and Wells Fargo Bank, N.A.(4)
10.18	Letter Amendment to Revolving Line of Credit dated April 1, 2000 by and among the Registrant, Bingo Technologies Corporation, and Wells Fargo Bank, N.A.(4)
10.19	Letter Amendment to Revolving Line of Credit dated April 2, 2001 by and among the Registrant, Bingo Technologies Corporation, and Wells Fargo Bank, N.A.(4)
10.22	Employment Agreement dated October 1, 1997 between the Registrant and Andrejs K. Bunkse(4)
10.23	Letter Amendment dated April 2, 2002 between Wells Fargo Bank, N.A., the Registrant, and Bingo Technologies Corporation amending the letter agreement between the parties dated August 19, 1998, together with Revolving Line of Credit Note dated April 2, 2002.(6)
10.24	Letter Amendment dated April 2, 2003 between Wells Fargo Bank, N.A., and the Registrant, amending the letter agreement between the parties dated August 19, 1998, together with the Revolving Line of Credit Note dated April 2, 2003.(9)
21	List of Subsidiaries(6)
23.1	Consent of Ernst & Young LLP
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated by the Securities Exchange Act of 1934, as amended.
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated by the Securities Exchange Act of 1934, as amended.
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated February 8, 1999 as filed with the Commission on or about February 23, 1999.

(2)	Incorporated by reference to the Registrant’s Registration Statement on Form S-1 (Registration No. 333-34967) as filed with the Commission on or about September 4, 1997.

(3)	Incorporated by reference to Amendment No. 1 to the Registrant’s Registration Statement on Form S-1 (Registration No. 333-34967) as filed with the Commission on or about October 17, 1997.

(4)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended October 31, 2001 as filed with the Commission on or about January 29, 2002.

(5)	Incorporated by reference to the Registrant’s Registration Statement on Form S-8 (Registration No. 333-72886) as filed with the Commission on or about November 7, 2001.

(6)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended October 31, 2003 as filed with the Commission on or about January 29, 2003.

(7)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended January 31, 2003 as filed with the Commission on or about March 17, 2003.

(8)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated March 7, 2003 as filed with the Commission on or about March 10, 2003.

(9)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended April 30, 2003 as filed with the Commission on or about June 16, 2003.