Form 10-Q
period 2004-01-31
GAMETECH INTERNATIONAL INC
filed 2004-03-16
CIK 1045014

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[x]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JANUARY 31, 2004

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM _______TO________

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days Yes [x] No [   ]

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2) Yes [   ] No [x]

     On March 8, 2004, the registrant had 11,752,439 outstanding shares of its Common Stock, par value $0.001 per share.

GAMETECH INTERNATIONAL, INC.
QUARTERLY REPORT ON FORM 10 –Q
FOR THE QUARTERLY PERIOD ENDED JANUARY 31, 2004
INDEX

GAMETECH INTERNATIONAL, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)

	October 31,	January 31,
	2003	2004
	(Note A)	(Unaudited)
Assets:
Current assets:
Cash and cash equivalents	$10,202	$9,733
Short-term investments	1,750	348
Accounts receivable, less allowance for doubtful accounts of $2,287 in 2003 and $2,360 in 2004	3,624	4,148
Deposits	28	29
Refundable income taxes	231	208
Prepaid expenses and other current assets	341	961
Deferred income taxes	2,185	2,185

Total current assets	18,361	17,612
Bingo equipment, furniture and other equipment, net	22,319	22,482
Goodwill, net	16,809	16,809
Intangibles, less accumulated amortization of $2,089 in 2003 and $2,477 in 2004	2,236	2,032
Restricted cash	450	450

Total assets	$60,175	$59,385

Liabilities and stockholders’ equity:
Current liabilities:
Accounts payable	$783	$1,184
Accrued payroll and related obligations	754	848
Other accrued liabilities	1,743	1,977
Note payable and other obligations	275	194

Total current liabilities	3,555	4,203
Non-current employment obligations	448	433
Deferred income taxes	3,551	3,551
Commitments and contingencies
Stockholders’ equity:
Common stock, $0.001 par value: 40,000,000 shares authorized; 13,592,764 shares issued at October 31, 2003 and at January 31, 2004	14	14
Capital in excess of par value	46,655	46,655
Retained earnings	14,048	12,625
Less: Treasury stock, at cost: 1,855,325 shares at October 31, 2003 and at January 31, 2004	(8,096)	(8,096)

Total stockholders’ equity	52,621	51,198

Total liabilities and stockholders’ equity	$60,175	$59,385

See accompanying notes.

GAMETECH INTERNATIONAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except share and per share amounts)

	Three Months Ended
	January 31,
	2003	2004
	(Unaudited)
Revenue	$13,198	$12,615
Cost of revenue	5,264	5,874

Gross profit	7,934	6,741
Operating expenses:
General and administrative	2,902	2,780
Sales and marketing	3,193	3,035
Research and development	996	957

Total operating expenses	7,091	6,772

Income (loss) from operations	843	(31)
Interest and other income, net	7	6

Income (loss) before provision for income taxes	850	(25)
Provision for (benefit from) income taxes	328	(10)

Net income (loss)	$522	$(15)

Basic net income (loss) per share	$0.05	$(0.00)

Diluted net income (loss) per share	$0.04	$(0.00)

Shares used in the calculation of net income (loss) per share:
Basic	11,588,396	11,737,439

Diluted	11,705,393	11,737,439

Cash dividends per common share	$—	$0.12

See accompanying notes.

GAMETECH INTERNATIONAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Three Months Ended
	January 31,
	2003	2004
	(unaudited)
Cash flows from operating activities:
Net income (loss)	$522	$(15)
Adjustments to reconcile net income (loss) to net cash provided by operating activities net of effects of acquired business:
Depreciation, amortization and obsolescence	2,560	2,899
Loss on disposals of furniture and other equipment	38	2
Changes in operating assets and liabilities:
Accounts receivable, net	(540)	(524)
Deposits	550	(1)
Refundable income taxes	322	23
Prepaid expenses and other current assets	(170)	(620)
Accounts payable	(443)	401
Accrued payroll and related obligations	(179)	94
Other accrued liabilities	17	234
Non-current employment obligations	(4)	(15)

Net cash provided by operating activities	2,673	2,478
Cash flows from investing activities:
Proceeds from sale of short-term investments	1,624	1,402
Payments for purchase of short-term investments	(693)	—
Capital expenditures for bingo equipments, furniture and equipment	(2,317)	(2,676)
Payment for the acquisition of International Gaming Systems, Inc.	(3,435)	—
Payments for buy out of distributor agreements	(406)	—
Payments for acquisitions of intangible assets and capitalized costs of developed software	—	(184)

Net cash used in investing activities	(5,227)	(1,458)
Cash flows from financing activities:
Payments on long-term debt	(35)	(81)
Payment of dividends	—	(1,408)
Proceeds from sales of common stock	501	—

Net cash provided by (used in) financing activities	466	(1,489)

Net decrease in cash and cash equivalents	(2,088)	(469)
Cash and cash equivalents at beginning of period	4,233	10,202

Cash and cash equivalents at end of period	$2,145	$9,733

Supplemental disclosure of non-cash investing activities:
Purchase of intangible assets through the incurrence of long-term debt	$537	$—

See accompanying notes.

GAMETECH INTERNATIONAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JANUARY 31, 2004
(UNAUDITED)

NOTES TO FINANCIAL STATEMENTS

NOTE A. BASIS OF PRESENTATION

     The accompanying unaudited condensed consolidated financial statements as of January 31, 2004 have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In our opinion, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three-month period ended January 31, 2004 are not necessarily indicative of the results that may be expected for the year ending October 31, 2004.

     The balance sheet at October 31, 2003 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. For further information, refer to the consolidated financial statements and footnotes thereto included in our annual report on Form 10-K for the year ended October 31, 2003.

     Certain amounts in the prior period’s condensed consolidated financial statements have been reclassified to conform to the current period’s presentation.

NOTE B. SIGNIFICANT ACCOUNTING POLICIES

REVENUE RECOGNITION

     Revenue is recognized for bingo terminals placed in bingo halls under contracts based on (1) a fixed fee per use per session; (2) a fixed weekly fee per terminal; or (3) a percentage of the revenue generated by each terminal. Our revenue recognition is a key component of our results of operations, and determines the timing of certain expenses, such as commissions and royalties. We recognize revenue when all of the following factors exist: (a) evidence of an arrangement with the customer; (b) play or availability of the bingo terminals; (c) a fixed or determinable fee; and (d) collectibility is reasonably assured. We exercise judgment in assessing the credit worthiness of our customers to determine whether collectibility is reasonably assured. Should changes in conditions cause us to determine the factors are not met for future transactions, revenue recognized for future reporting periods could be adversely affected.

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

BINGO EQUIPMENT, FURNITURE AND OTHER EQUIPMENT

     Bingo equipment includes file servers, caller’s units, point-of-sale units, other support equipment and the portable and fixed-base player terminals. Bingo equipment, furniture and equipment are stated at cost and depreciated using the straight-line method over the estimated useful lives of the assets. The estimated useful lives are as follows:

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

SOFTWARE DEVELOPMENT CAPITALIZATION

     We capitalize costs related to the development of certain software products that meet the criteria of Statement of Financial Accounting Standards (“SFAS”) No. 86 – Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed. SFAS No. 86 provides for the capitalization of computer software that is to be used as an integral part of a product or process to be sold or leased, after technological feasibility has been established for the software and all research and development activities for the other components of the product or process have been completed. We are capitalizing qualified costs of software developed for new products or for significant enhancements to existing products. We cease capitalizing costs when the product is available for general release to our customers. We amortize the costs on a straight-line method over the estimated economic life of the product beginning when the product is available for general release.

     The achievement of technological feasibility and the estimate of a products’ economic life require management’s judgment. Any changes in key assumptions, market conditions or other circumstances could result in an impairment of the capitalized asset and a charge to our operating results.

GOODWILL

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

LONG-LIVED ASSETS

     We have adopted the provisions of SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. SFAS No. 144 requires impairment losses to be recognized for long-lived assets and identifiable intangibles, other than goodwill, used in operations when indicators of impairment are present and the estimated undiscounted cash flows are not sufficient to recover the assets’ carrying amount. The impairment loss is measured by comparing the fair value of the asset to its carrying amount.

LEGAL CONTINGENCIES

     We are currently involved in various legal claims and legal proceedings. Periodically, we review the status of each significant matter and assess our potential financial exposure. If the potential loss from any claim or legal proceeding is considered probable and the amount can be estimated, we accrue a liability for the estimated loss. Significant judgment is required in both the determination of probability and the determination as to whether an exposure can be reasonably estimated. Because of uncertainties related to these matters, accruals are based only on the best information available at the time. As additional information becomes available, we reassess the potential liability related to our pending claims and litigation and may revise our estimates. Such revisions in the estimates of the potential liabilities could have a material impact on our consolidated results of operations and financial position. See Note E of Notes to these Condensed Consolidated Financial Statements for a description of our material legal proceedings.

PRO FORMA STOCK – BASED COMPENSATION INFORMATION

     Pro forma information regarding net income (loss) and net income (loss) per share is required by SFAS No. 123, Accounting for Stock-Based Compensation, as amended by SFAS No. 148, Accounting for Stock-Based Compensation – Transition and Disclosure, and has been determined as if we had accounted for our employee stock options under the fair value method of that statement.

     Our pro forma information follows:

(In thousands, except per share amounts)

	Three Months Ended
	January 31,
	2003	2004
Net income (loss), as reported	$522	$(15)
Deduct: Total stock-based employee compensation expense determined under fair value based method, net of related tax effects	(113)	(67)

Pro forma net income (loss)	$409	$(82)

Net income (loss) per share:
Basic – as reported	$0.05	$(0.00)
Basic – pro forma	$0.04	$(0.01)
Diluted – as reported	$0.04	$(0.00)
Diluted – pro forma	$0.03	$(0.01)

NEW ACCOUNTING PRONOUNCEMENTS

     In November 2002, the EITF reached a consensus on Issue 00-21, Multiple-Deliverable Revenue Arrangements (“Issue 00-21”). Issue 00-21 addresses how to account for arrangements that may involve the delivery or performance of multiple products, services, and/or rights to use assets. The consensus mandates how to identify whether goods or services or both that are to be delivered separately in a bundled sales arrangement should be accounted for separately because they are “separate units of accounting.” The guidance can affect the timing of revenue recognition for such arrangements, even though it does not change rules governing the timing or pattern of revenue recognition of individual items accounted for separately. The final consensus will be applicable to agreements entered into in fiscal years beginning after June 15, 2003 with early adoption permitted. Additionally, companies will be permitted to apply the consensus guidance to all existing arrangements as the cumulative effect of a change in accounting principle in accordance with APB Opinion No. 20, Accounting Changes. The adoption of Issue 00-21 did not have a material impact on our financial position, cash flows or results of operations.

     In January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities - an Interpretation of ARB No. 51 (“FIN 46”). In December 2003, FIN 46 was revised to clarify certain provisions and effective dates for application. FIN 46 addresses consolidation by business enterprises of variable interest entities that have certain characteristics. Transferors to qualifying special-purpose entities and “grandfathered” qualifying special-purpose entities subject to the reporting requirements of SFAS No. 140, Accounting for Transfers and

Servicing of Financial Assets and Extinguishments of Liabilities, are excluded from the scope of FIN 46. FIN 46 is applicable no later than the end of the first interim or annual reporting period ending after March 15, 2004, unless we have an interest in a special purpose entity, which the effective date for application is no later than the end of the first interim or annual reporting period ending after December 15, 2003. We currently have no contractual relationship or other business relationship with a variable interest entity. However, if we entered into any such arrangement with a variable interest entity in the future, the financial position, cash flows or results of operations may be adversely impacted.

NOTE C. ACQUISITION OF ASSETS

     On November 7, 2002, we acquired certain assets of International Gaming Systems, Inc. for a cash purchase price of $3.5 million, which included approximately $69,000 of acquisition costs. The transaction was accounted for as a purchase of a business in accordance with SFAS No. 141, Business Combinations, and accordingly, the operating results have been included in our consolidated financial statements since the date of acquisition.

     The total purchase price of the transaction has been allocated to the identifiable intangible assets and tangible assets acquired, based on their estimated fair values at the date of acquisition, with any residual amount allocated to goodwill as follows:

(In thousands)

Acquired assets:
Bingo equipment	$582
Intellectual property	750
Distributor contracts	260
Trademarks	28
Goodwill	1,849

$3,469

     The maximum potential contingent payments relating to the acquisition were $2,043,000, which was placed in escrow pending the outcome of certain events. The escrow was comprised of the following four components: $900,000 (the “New York Escrow Amount”); $413,000 (the “Title Transfer Escrow Amount”); $230,000 (the Bingo Unit Escrow Amount”); and $500,000 (the “Holdback Escrow Amount). The full amount of the Title Transfer Escrow Amount, the Bingo Unit Escrow Amount and the Holdback Escrow Amount has been released to IGS as a result of the successful transfer of title of certain assets to us, the verification of the number of bingo terminals acquired and the satisfaction of certain representations and warranties made by IGS. These amounts have been included in the purchase price allocated to the assets acquired. The release of the New York Escrow Amount is contingent upon the negotiation of new contracts with IGS’s former New York customers or the receipt by us of continuing revenues from the New York customers. As of January 31, 2004, $648,750 of the New York Escrow Amount has been released to IGS. The entire amount of the New York Escrow Amount has been included in the purchase price allocated to the assets acquired as we currently consider it probable that the remaining funds will be paid to IGS.

NOTE D. NET INCOME (LOSS) PER SHARE OF COMMON STOCK

     The calculation of the basic and diluted net income (loss) per share is the same except for the dilutive effect of outstanding stock options. The dilution was 116,997 shares for the three months ended January 31, 2003. There is no effect of outstanding options on the diluted loss per share for the period ended January 31, 2004 because their effect would be anti-dilutive. Employee stock options to purchase 813,975 and 704,535 shares of our common stock for the three months ended January 31, 2004 and 2003, respectively, were not included in the computation of diluted loss per share because the effect would be anti-dilutive (determined using the treasury stock method).

NOTE E. LITIGATION

     On March 22, 2001, we filed a claim in the United States District Court, District of Arizona, GAMETECH INTERNATIONAL, INC. V. TREND GAMING SYSTEMS, LLC, CV 01-540 PHX PGR, seeking a declaratory judgment that we are not in material breach of our November 1, 1999 distribution agreement with Trend Gaming Systems, LLC and seeking damages for past due payments and wrongful withholdings by Trend. Trend has counterclaimed, alleging that its payments are in compliance with its contractual obligations and that it is entitled to withhold certain monies. Trend also contends that we are in breach of certain of our contractual obligations to Trend or its customers. On December 16, 2002, the court entered at our request an order enjoining Trend from using approximately $540,000 in funds it had collected on our behalf, pending a trial on our ownership interest in those funds. The money has been placed in a bank account subject to the court’s control. In addition, collections of accounts receivable by Trend, if any, will also be placed in that account, pending the trial of the case. Trend filed a motion for summary judgment alleging that the termination of the distribution agreement was improper. On May 16, 2003, the court dismissed Trend’s motion for summary judgment. On December 2, 2003, Trend filed a renewed motion for summary judgment alleging that we did not have the right to terminate the distribution agreement based upon Trend’s failure to insure that we received our minimum rate of return. We have prepared a response and the motion will be heard on March 17, 2004. A May 10, 2004 trial date has been set. We have denied the allegations and intend to vigorously pursue and defend this matter. However, we cannot provide assurance that we will obtain a favorable outcome. An unfavorable outcome could have a material adverse effect on our financial position, cash flows and results of operations.

     On October 30, 2002, Capital Gaming Supplies filed a claim in the United States District Court, Southern District of Mississippi, CAPITAL GAMING SUPPLIES, INC. V. GAMETECH INTERNATIONAL, INC., 3:02 CV 1636 WS, seeking a judgment that we tortiously interfered with alleged existing and prospective customer accounts. We have denied the allegations and filed a counter-claim seeking a judgment that Capital tortiously interfered with our customer accounts. On April 18, 2003, Capital filed an amended complaint adding other claims against us and other defendants, including a claim for malicious breach of contract against IGS, and its principals. In November 2002, we acquired certain assets of IGS and we assumed certain claims filed by Capital against IGS and its principals. Capital seeks compensatory and punitive damages from all defendants. The January 28, 2004 trial date has been postponed indefinitely. We intend to defend and pursue vigorously this matter. We believe that Capital’s claims are without merit. However, we cannot provide assurance that we will obtain a favorable outcome. An unfavorable outcome could have a material adverse effect on our financial position, cash flows and results of operations.

     In March 2003, the South Carolina Department of Revenue issued a notice to all persons and entities that use electronic daubing devices (such as our portable and fixed-base bingo terminals) to cease and desist using the devices as of September 4, 2003. The notice is a reversal of the Department’s previous position provided to us in 1995 regarding the use of such devices. The Department’s decision was not made due to any violation or improper conduct on our part. We have filed a Request for Contested Case Hearing regarding the Department’s reversal. We disagree with the Department’s position and are actively seeking legal and legislative relief so that our electronic daubing devices may continue to be used. Historically, South Carolina has accounted for less than 5% of our revenues. On February 18, 2004, the state of South Carolina adopted new statutory provisions allowing for the continued lawful use of electronic daubing devices such as our products.

     We are involved in various other legal proceedings arising out of the ordinary course of our business. We do not believe that any of those proceedings will have a material adverse effect on our financial position, cash flows or results of operations.

NOTE F. CREDIT AGREEMENTS

     Effective April 2, 2003, we renewed our revolving line-of-credit agreement with a bank. The maximum amount available under the terms of the agreement is $10.0 million, and borrowings bear interest based on the bank’s prime rate or LIBOR plus 2.0 percent, at our option. Interest is payable monthly and the agreement expires on April 2, 2004. The agreement is secured by substantially all our assets. The agreement contains certain restrictive covenants, which among other things require that specified financial balances and ratios be maintained, quarterly profitability be maintained, restrictions on the payment of dividends and the incurrence of additional indebtedness. We have received a waiver from the bank for the payment of cash dividends and non-compliance with the quarterly profitability requirement for the three months ended January 31, 2004. At January 31, 2004, there was no outstanding balance under the line-of-credit.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion should be read in conjunction with our condensed consolidated financial statements and notes thereto included elsewhere in this report, as well as our audited consolidated financial statements for the fiscal year ended October 31, 2003 contained in our annual report on Form 10-K. The following discussion contains certain forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from the results anticipated in these forward-looking statements as a result of the factors set forth in this report and those risk factors included in our annual report on Form 10-K for the fiscal year ended October 31, 2003.

OVERVIEW

     We design, develop, and market interactive electronic bingo systems. We currently market portable systems that can be played anywhere within a bingo hall and a fixed-base system with touchscreen-activated monitors. For our three most recent fiscal years ended October 31, 2001, 2002 and 2003, our portable terminals generated approximately 77%, 77% and 73% of our revenues, respectively, while, during those same years, our fixed-base terminals generated the balance of our revenues. For the three months ended January 31, 2004, portable terminals accounted for 74% of our revenues and fixed-based terminals accounted for 26% of our revenues. As of January 31, 2004, we had systems in service in 35 states and in five foreign countries.

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

     Our expenses consist primarily of (a) cost of revenue, consisting of expenses associated with technical and operational support of the bingo systems within bingo halls, depreciation of bingo systems, repair, refurbishment, and disposals of bingo terminals and related support equipment, and excess or obsolescence reserve; (b) general and administrative, consisting of activities associated with management of our company and related support, which includes finance and accounting, legal, compliance, information systems, human resources and accounts receivable reserve; (c) sales and marketing, consisting primarily of commissions paid to distributors for promoting and supporting our products and an internal sales force with a focus upon generating new customers and upgrades for existing customers; and (d) research and development, consisting of company sponsored research and development activities to provide players with new or enhanced products on which to play bingo.

     During the first quarter of fiscal 2004, the following events occurred that affected, or may in the future affect, our results of operations or liquidity and capital resources.

     We have incurred significant expenses in aggressively defending or pursuing certain legal issues, including defense of a patent infringement lawsuit in Nevada, our litigation with a former distributor in Texas, and litigation with a former distributor for IGS in Mississippi. The terms of the terminated distributor agreement with the former Texas distributor contain certain contingent commission liabilities, which if a final judgment were rendered unfavorable to us, could have an adverse effect on our financial position, results of operation and liquidity. The contingent commission liabilities, only if determined at trial to be payable, would be calculated based on terms included in the terminated distributor agreement. Assuming revenues for the three-year period following termination of the distributor agreement remained constant at the rate earned over the first 17 months following termination of the distributor agreement, the contingent liability would amount to approximately $2.2 million. Regarding the patent infringement matter, an unfavorable outcome at trial could result in substantial damages and payment of the plaintiff’s fees and costs. The Mississippi distributor lawsuit could result in a punitive damages award which could be materially adverse to the company. However, because we do not currently believe it probable that there will be unfavorable outcomes in any of these matters, we have not accrued any amount related to these contingent liabilities or the other potential lawsuits.

     We are involved in various other legal proceedings arising out of the ordinary course of our business. While we do not believe that any of those proceedings will have a material adverse effect on our financial position, cash flows or results of operations, they do sometimes result in significant expenses in defending or pursuing our legal position. One such matter involving a terminated distributor in Virginia and Kentucky went to trial during February 2004. On March 2, 2004 the jury rendered a unanimous verdict in our favor awarding compensatory and punitive damages against the defendants in the total amount of approximately $1.7 million, subject to approval of the court and entry of judgment. We will now petition the court for an award against the defendants for our legal fees and costs. We can make no assurances that the court, when entering its final judgment will not reduce the damages awarded, or whether we will be able to collect any award from the defendants.

     While this particular matter appears to be resolved, we anticipate that our legal expenses will continue at an elevated level as trial dates in two other proceedings have been set for fiscal 2004 and the trial date in a third matter, originally scheduled for January 2004, has been postponed but could be rescheduled to take place in fiscal 2004.

     We have significantly increased the staffing in our research and development and quality assurance departments. We expect to maintain a high level of expenditures in these areas as we focus on new product development and new features that can be added to our existing equipment.

     On January 16, 2004, we paid our first ever cash dividend. The one-time special dividend of $0.12 per share aggregated to approximately $1.4 million. Additionally, at the March 9, 2004 meeting of our Board of Directors, a regular quarterly dividend of $0.03 per share was declared payable on March 31, 2004 to stockholders of record as of March 22, 2004.

     During the first three-month period of fiscal 2004, our capital expenditures were approximately $2.7 million, $2.3 million of which represented investments in bingo and related support equipment. The investment in bingo equipment included installations in two racinos (racetracks with casinos), a new venue for our products.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

     Management’s Discussion and Analysis of Financial Condition and Results of Operations discusses our condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the balance sheet date and reported amounts of revenue and expenses during the reporting period. On an ongoing basis, we evaluate our estimates and judgments, including those related to revenue recognition, bad debts, bingo terminal depreciation, goodwill impairment, and contingencies and litigation. We base our estimates and judgments on historical experience and on various other factors that are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

     These estimates and assumptions are affected by the application of our significant accounting policies. Our significant accounting policies are described in Note B to the Condensed Consolidated Financial Statements contained elsewhere in this report.

     Critical accounting policies are those that require management to make the most difficult, subjective, or complex judgments, often as a result of inherently uncertain matters that may change in subsequent periods. Our critical accounting policies include revenue recognition, allowance for doubtful accounts, reserves for bingo terminal obsolescence, capitalization of software development costs, impairment of assets, and assessment and evaluation of litigation and contingencies.

     Changes in internal or external conditions could cause actual results to differ from our estimates and could cause future reporting periods to be adversely affected. If changes in conditions lead us to believe that our criteria for revenue recognition are not met for future transactions, revenue recognized for future reporting periods could be significantly less. Changes in financial conditions of specific customers or in overall collection trends may result in adjustments to our reserves for doubtful accounts. Changes in technology, our competitor’s offerings, market conditions or other factors affecting our business prospects, could result in an increase in reserves for bingo terminal obsolescence or in an impairment to the carrying value of goodwill, other intangible assets or the capitalized cost of developed software. As additional information becomes available and we reassess our potential liability related to litigation or other contingencies, we may revise our estimates and such revisions could have an adverse effect on our results of operations, cash flows and financial position.

RESULTS OF OPERATIONS

Three Months Ended January 31, 2004 Compared with Three Months Ended January 31, 2003

     REVENUE. We generated revenue of $12.6 million for the three months ended January 31, 2004 compared to $13.2 million for the comparable prior-year period. The $583,000, or 4.4%, net decrease in revenue from the first quarter of fiscal 2003 was due to several factors, including fewer installed terminals in some geographical markets and price erosion due to competition in others. We believe the introduction of feature enhancements to existing products and the availability of new products will eventually provide for revenue growth. However, the time required to move newly developed features and products through beta testing and regulatory approvals, where required, is difficult to predict. Our newest portable color terminal, the Traveler, began beta testing in December and testing continues into the second fiscal quarter.

     COST OF REVENUE. Cost of revenue increased $610,000, or 11.6%, to $5.9 million for the three months ended January 31, 2004 from $5.3 million for the comparable prior-year period. Cost of revenue as a percent of revenue for the current three-month period increased to 46.6% compared to 39.9% for the three months ended January 31, 2003. The increase in cost of revenue over the prior year first quarter was the result of an increase of nearly $300,000 in depreciation and amortization expense, primarily due to our investment in TED2C™ portable color terminals, an increase of $240,000 in service cost due to increased staffing in field and product support centers and an $84,000 increase in operations expense that includes our quality assurance function that we have expanded to keep pace with the development of new features and new products.

     GENERAL AND ADMINISTRATIVE. General and administrative costs decreased $122,000, or 4.2%, to $2.8 million for the three months ended January 31, 2004 from $2.9 million for the comparable prior-year period. General and administrative costs as a percent of revenue for the current and prior year three-month period were 22.0%. The first quarter of fiscal 2003 and fiscal 2004 included elevated levels of legal expenses, including those related to defense of a patent infringement lawsuit in Nevada, litigation with a former distributor in Texas, litigation with a former distributor of IGS in Mississippi, and other legal proceedings including our successful litigation against a former distributor in Virginia and Kentucky. Outside legal costs associated with our more significant litigation amounted to approximately $488,000 and $575,000 in the first quarters of fiscal 2003 and 2004, respectively. The improvement in general and administrative costs came as a result of a decrease of $68,000 in the accrual for management incentive plan bonuses, a favorable change of $63,000 in bad debt expense, the receipt of back due rent from a sub-lessee of $40,000 and a decrease of $22,000 in employee benefits as the result of changes in the administration of our benefit offerings implemented in January of 2004.

     SALES AND MARKETING. Sales, marketing, and commission expenses decreased $158,000, or 4.9%, to $3.0 million for the three months ended January 31, 2004 from $3.2 million for the comparable prior-year period. Sales, marketing, and commission expenses as a percent of revenue for the current three-month period were 24.1% compared to 24.2% for the three months ended January 31, 2003. Distributor commissions decreased $147,000 to $2.1 million for the three months ended January 31, 2004. Distributor commission expenses, as a percentage of revenue for the current quarter were 16.6% compared to 17.0% for the three months ended January 31, 2003. Commissions will fluctuate because the mix of revenue generated by distributors and those customers we serve directly varies.

     RESEARCH AND DEVELOPMENT. Research and development costs decreased $39,000, or 3.9%, to $957,000 for the three months ended January 31, 2004 from $996,000 for the comparable prior-year period. Research and development costs as a percent of revenue for the current three-month period were 7.6% compared to 7.5% for the three months ended January 31, 2003. The emphasis on new product development and feature enhancements for existing products continues as a major focus.

     During the first quarter of fiscal 2004, we capitalized approximately $150,000 of costs, from our research and development and quality assurance functions, connected with the internal development of software that meets technological feasibility and recoverability tests in accordance with FASB Statement No. 86. We had no such capitalized costs in the first quarter of fiscal 2003.

     PROVISION FOR (BENEFIT FROM) INCOME TAXES. Our income tax provision (benefit) is recorded at an effective rate of 42.9% for the quarter ended January 31, 2004 compared to 38.6% for the quarter ended January 31, 2003. The actual effective tax rate is different from the expected federal rate of 35% due to certain permanent differences between financial and tax accounting and state income taxes.

LIQUIDITY AND CAPITAL RESOURCES

     Operating activities provided $2.5 million of cash for the three months ended January 31, 2004 compared to $2.7 million for the three months ended January 31, 2003. The $2.5 million consisted primarily of our net loss of $15,000 adjusted by $2.9 million from depreciation, amortization, and obsolescence provisions, less a net use of funds of $405,000 from changes in other operating assets and liabilities. During the three months ended January 31, 2003, the $2.7 million provided by operating activities consisted primarily of net income of $522,000 adjusted by $2.6 million of depreciation, amortization and obsolescence reserves, less a net use of funds of $447,000 from changes in other operating assets and liabilities.

     We used approximately $1.5 million of cash in investing activities for the three months ended January 31, 2004 compared to $5.2 million of cash for the three months ended January 31, 2003. The $1.5 million consisted of

$2.7 million of capital expenditures ($2.3 million of which was expended on bingo terminals and associated support equipment), and the purchase and development of other intangible assets for a total of $184,000; partially offset with a decrease in short-term investments of $1.4 million. During fiscal 2003, the $5.2 million consisted of $2.3 million of capital expenditures ($2.2 million of which was expended on bingo terminals and associated support equipment), the purchase of certain assets of IGS and other intangible assets for a total of $3.8 million and a decrease in short-term investments of $931,000.

     We used net cash of $1.5 million in financing activities for the three months ended January 31, 2004 compared to $466,000 provided for the three months ended January 31, 2003. The $1.5 million used for the three months ended January 31, 2004 was primarily for cash dividends of $1.4 million, and payments of $82,000 on long-term debt. The $466,000 received for the three months ended January 31, 2003 was primarily proceeds from stock option exercises of $501,000, offset by payments of $35,000 on long-term debt.

     As of January 31, 2004, we had cash and cash equivalents and short-term investments of approximately $10.1 million. In addition to our cash and cash equivalents and short-term investments, we have a $10.0 million line of credit with Wells Fargo Bank, N.A., which has an interest rate based on the prime rate or London InterBank Offered Rate (“LIBOR”) plus 2.0%, at our option, on which there was no outstanding balance at January 31, 2004. The revolving credit facility expires on April 2, 2004. We expect to renew the revolving credit facility with similar terms. We believe that cash flows from operations and cash, cash equivalents, and short-term investments on hand will be sufficient to support our operations, provide for budgeted capital expenditures, make dividend payments, and meet liquidity requirements through the remainder of fiscal 2004. Our long-term liquidity requirements will depend on many factors, including the rate at which we expand our business, and whether we do so internally or through acquisitions. In addition, strategic opportunities we may pursue could require us to fund our portion of operating expenses of such ventures and may require us to advance additional amounts should any partners in such ventures be unable to meet unanticipated capital calls or similar funding events. To the extent that the funds generated from the sources described above are insufficient to fund our activities in the long term, we may be required to raise additional funds through public or private financing. No assurance can be given that additional financing will be available or that, if it is available, it will be on terms acceptable to us.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     We maintain an investment portfolio, of approximately $350,000, in available-for-sale debt securities of the U.S. Government and its agencies, and in investment grade corporate issues. The values of these investments are subject to changes in interest rates. However, because these investments are short-term and are generally allowed to mature, we do not believe that any risk inherent in our portfolio is likely to have a material effect on expected cash flows. We monitor these investments for impairment and make appropriate reductions in carrying value when necessary.

     Our revolving credit facility with Wells Fargo is a $10.0 million line of credit with an interest rate based on the prime rate or LIBOR plus 2.0%, at our option. The agreement contains certain restrictive covenants, which among other things require that specified financial balances and ratios be maintained, quarterly profitability be maintained, restrictions on the payment of dividends and the incurrence of additional indebtedness. We have received a waiver from the bank for the payment of cash dividends and non-compliance with the quarterly profitability requirement for the three months ended January 31, 2004. The line of credit expires on April 2, 2004.

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

     Sensitivity Analysis. Assuming we had a $2.0 million balance outstanding as of January 31, 2004, the rate of interest calculated using the prime rate option would be 4.0%. Our monthly interest payment, if the rate stayed constant, would be $6,667. If the prime rate rose to 8.0%, which assumes an unusually large increase, our monthly payment would be $13,333. A more likely increase of 1.0% or 2.0%, given the recent trend of decreasing or relatively low interest rates, would result in a monthly payment of $8,333 or $10,000, respectively. We do not believe the risk resulting from such fluctuations is material or that the payment required would have a material effect on cash flow.

ITEM 4. CONTROLS AND PROCEDURES

     We have evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures as of January 31, 2004. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have each concluded that our disclosure controls and procedures are effective to ensure that we record, process, summarize, and report information required to be disclosed by us in our quarterly reports filed under the Securities Exchange Act within the time periods specified by the Securities and Exchange Commission’s rules and forms. During the quarterly period covered by this report, there have not been any changes in our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

CAUTIONARY STATEMENT FOR PURPOSES OF THE “SAFE HARBOR” PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

     This document includes various “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Sections 21E of the Securities Exchange Act of 1934, as amended, which represent our expectations or beliefs concerning future events. Statements containing expressions, such as “believes,” “anticipates,” or “expects,” used in our press releases and periodic reports on Forms 10-K and 10-Q filed with the Commission, are intended to identify forward-looking statements. All forward-looking statements involve risks and uncertainties. Although we believe our expectations are based upon reasonable assumptions within the bounds of our knowledge of our business and operations, there can be no assurances that actual results will not materially differ from expected results. We caution that these and similar statements included in this report are further qualified by important factors that could cause actual results to differ materially from those in the forward-looking statements. Such factors include those discussed in our annual report on Form 10-K for the year ended October 31, 2003. Readers are cautioned not to place undue reliance on forward-looking statements, which speak only as of the date thereof. We undertake no obligation to publicly release any revisions to such forward-looking statements to reflect events or circumstances after the date hereof.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     On March 22, 2001, we filed a claim in the United States District Court, District of Arizona, GAMETECH INTERNATIONAL, INC. V. TREND GAMING SYSTEMS, LLC, CV 01-540 PHX PGR, seeking a declaratory judgment that we are not in material breach of our November 1, 1999 distribution agreement with Trend Gaming Systems, LLC (“Trend”) and seeking damages for past due payments and wrongful withholdings by Trend. Trend has counterclaimed, alleging that its payments are in compliance with its contractual obligations and that it is entitled to withhold certain monies. Trend also contends that we are in breach of certain of our contractual obligations to Trend or its customers. On December 16, 2002, the court entered at our request an order enjoining Trend from using approximately $540,000 in funds it had collected on our behalf, pending a trial on our ownership interest in those funds. The money has been placed in a bank account subject to the court’s control. In addition, collections of accounts receivable by Trend, if any, will also be placed in that account, pending the trial of the case. Trend filed a motion for summary judgment alleging that the termination of the distribution agreement was improper. On May 16, 2003, the court dismissed Trend’s motion for summary judgment. On December 2, 2003, Trend filed a renewed motion for summary judgment alleging that we did not have the right to terminate the distribution agreement based upon Trend’s failure to insure that we received our minimum rate of return. We have prepared a response and the motion will be heard on March 17, 2004. A May 10, 2004 trial date has been set. We have denied the allegations and intend to vigorously pursue and defend this matter. However, we cannot provide assurance that we will obtain a favorable outcome. An unfavorable outcome could have a material adverse effect on our financial position, cash flows and results of operations.

     On October 30, 2002, Capital Gaming Supplies filed a claim in the United States District Court, Southern District of Mississippi, CAPITAL GAMING SUPPLIES, INC. V. GAMETECH INTERNATIONAL, INC., 3:02 CV 1636 WS, seeking a judgment that we tortiously interfered with alleged existing and prospective customer accounts. We have denied the allegations and filed a counter-claim seeking a judgment that Capital tortiously interfered with our customer accounts. On April 18, 2003, Capital filed an amended complaint adding other claims against us and other defendants, including a claim for malicious breach of contract against IGS, and its principals. In November 2002, we acquired certain assets of IGS and we assumed certain claims filed by Capital against IGS and its principals. Capital seeks compensatory and punitive damages from all defendants. The January 28, 2004 trial date has been postponed indefinitely. We intend to defend and pursue vigorously this matter. We believe that

Capital’s claims are without merit. However, we cannot provide assurance that we will obtain a favorable outcome. An unfavorable outcome could have a material adverse effect on our financial position, cash flows and results of operations.

     In March 2003, the South Carolina Department of Revenue issued a notice to all persons and entities that use electronic daubing devices (such as our portable and fixed-base bingo terminals) to cease and desist using the devices as of September 4, 2003. The notice is a reversal of the Department’s previous position provided to us in 1995 regarding the use of such devices. The Department’s decision was not made due to any violation or improper conduct on our part. We have filed a Request for Contested Case Hearing regarding the Department’s reversal. We disagree with the Department’s position and are actively seeking legal and legislative relief so that our electronic daubing devices may continue to be used. Historically, South Carolina has accounted for less than 5% of our revenues. On February 18, 2004, the state of South Carolina adopted new statutory provisions allowing for the continued lawful use of electronic daubing devices such as our products.

     We are involved in various other legal proceedings arising out of our operations in the ordinary course of our business. We do not believe that any of these proceedings will have a material adverse effect on our business, financial condition, cash flows or results of operations beyond the amounts recorded in the accompanying condensed consolidated financial statements. However, if settlement is not reached and the lawsuits proceed to trial, an unfavorable outcome could have a material adverse effect on our financial position cash flows and results of operations.

ITEM 2. CHANGES IN SECURITIES, USE OF PROCEEDS, AND ISSUER PURCHASES OF EQUITY SECURITIES.

          Not Applicable

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

          Not Applicable

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          Not Applicable

ITEM 5. OTHER INFORMATION

          Not Applicable

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

a) EXHIBITS:

3.4	Second Amended and Restated Bylaws of the Registrant.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

b) REPORTS ON FORM 8-K

We filed a current report on Form 8-K on December 22, 2003 reporting our financial results for our fourth fiscal quarter and fiscal year ended October 31, 2003, and announcing a special cash dividend.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Signature	Title	Date
/S/ Clarence H. Thiesen Clarence H. Thiesen	Chief Executive Officer (Principal Executive Officer)	March 15, 2004
/S/ John P. Hewitt John P. Hewitt	Chief Financial Officer, (Principal Financial Officer)	March 15, 2004
/S/ Ann D. McKenzie Ann D. McKenzie	Corporate Controller, (Principal Accounting Officer)	March 15, 2004

EXHIBIT INDEX

3.4	Second Amended and Restated Bylaws of the Registrant.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.