Form 10-Q
period 2004-04-30
GAMETECH INTERNATIONAL INC
filed 2004-06-14
CIK 1045014

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED APRIL 30, 2004

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM ________TO________

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

     On June 8, 2004, the registrant had 11,768,939 outstanding shares of its Common Stock, par value $0.001 per share.

GAMETECH INTERNATIONAL, INC.
QUARTERLY REPORT ON FORM 10 –Q
FOR THE QUARTERLY PERIOD ENDED APRIL 30, 2004
INDEX

GAMETECH INTERNATIONAL, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)

	October 31,	April 30,
	2003	2004
	(Note A)	(Unaudited)
Assets:
Current assets:
Cash and cash equivalents	$10,202	$8,493
Short-term investments	1,750	1,493
Accounts receivable, less allowance for doubtful accounts of $2,287 in 2003 and $2,393 in 2004	3,624	3,363
Deposits	28	37
Refundable income taxes	231	197
Prepaid expenses and other current assets	341	629
Deferred income taxes	2,185	2,153

Total current assets	18,361	16,365
Bingo equipment, furniture and other equipment, net	22,319	23,329
Goodwill, net	16,809	16,809
Intangibles, less accumulated amortization of $2,089 in 2003 and $2,874 in 2004	2,236	1,899
Restricted cash	450	450

Total assets	$60,175	$58,852

Liabilities and stockholders’ equity:
Current liabilities:
Accounts payable	$783	$545
Accrued payroll and related obligations	754	766
Other accrued liabilities	1,743	2,469
Note payable and other obligations	275	111

Total current liabilities	3,555	3,891
Non-current employment obligations	448	420
Deferred income taxes	3,551	3,551
Commitments and contingencies
Stockholders’ equity:
Common stock, $0.001 par value: 40,000,000 shares authorized; 13,592,764 shares issued at October 31, 2003 and 13,621,764 shares issued at April 30, 2004	14	14
Capital in excess of par value	46,655	46,742
Retained earnings	14,048	12,330
Less: Treasury stock, at cost: 1,855,325 shares at October 31, 2003 and at April 30, 2004	(8,096)	(8,096)

Total stockholders’ equity	52,621	50,990

Total liabilities and stockholders’ equity	$60,175	$58,852

See accompanying notes.

GAMETECH INTERNATIONAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except share and per share amounts)

	Three Months Ended		Six Months Ended
	April 30,		April 30,
	2003	2004	2003	2004
	(Unaudited)		(Unaudited)
Revenue	$13,322	$13,359	$26,520	$25,973
Cost of revenue	5,600	5,822	10,864	11,697

Gross profit	7,722	7,537	15,656	14,276
Operating expenses:
General and administrative	3,098	2,957	6,001	5,736
Sales and marketing	3,201	3,397	6,395	6,431
Research and development	882	1,056	1,877	2,013

Total operating expenses	7,181	7,410	14,273	14,180

Income from operations	541	127	1,383	96
Interest and other income (expense), net	20	(26)	27	(20)

Income before provision for income taxes	561	101	1,410	76
Provision for income taxes	335	43	662	32

Net income	$226	$58	$748	$44

Basic net income per share	$0.02	$0.00	$0.06	$0.00

Diluted net income per share	$0.02	$0.00	$0.06	$0.00

Shares used in the calculation of net income per share:
Basic	11,727,439	11,756,828	11,656,765	11,747,027

Diluted	11,734,428	11,818,104	11,870,472	11,819,875

Cash dividends per common share	—	$0.03	—	$0.15

See accompanying notes.

GAMETECH INTERNATIONAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Six Months Ended
	April 30,
	2003	2004
	(unaudited)
Cash flows from operating activities:
Net income	$748	$44
Adjustments to reconcile net income to net cash provided by operating activities net of effects of acquired business:
Depreciation, amortization and obsolescence	5,082	5,901
Loss on disposals of furniture and other equipment	42	27
Deferred income taxes	—	32
Changes in operating assets and liabilities:
Accounts receivable, net	(18)	261
Deposits	550	(9)
Refundable income taxes	3,885	34
Prepaid expenses and other current assets	(24)	(288)
Accounts payable	32	(238)
Accrued payroll and related obligations	(11)	12
Other accrued liabilities	(285)	759
Non-current employment obligations	(10)	(61)

Net cash provided by operating activities	9,991	6,474
Cash flows from investing activities:
Proceeds from sale of short-term investments	3,125	1,750
Payments for purchase of short-term investments	(693)	(1,493)
Capital expenditures for bingo equipment, furniture and equipment	(4,890)	(6,155)
Payment for the acquisition of International Gaming Systems, Inc.	(3,469)	—
Payments for buy out of distributor agreements	(396)	—
Payments for acquisitions of intangible assets and capitalized costs of developed software	—	(448)

Net cash used in investing activities	(6,323)	(6,346)
Cash flows from financing activities:
Payments on long-term debt	(114)	(164)
Payment of dividends	—	(1,760)
Proceeds from sales of common stock	501	87

Net cash provided by (used in) financing activities	387	(1,837)

Net increase (decrease) in cash and cash equivalents	4,055	(1,709)
Cash and cash equivalents at beginning of period	4,233	10,202

Cash and cash equivalents at end of period	$8,288	$8,493

Supplemental disclosure of non-cash investing activities:
Purchase of intangible assets through the incurrence of long-term debt	$537	$—

See accompanying notes.

GAMETECH INTERNATIONAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

APRIL 30, 2004
(UNAUDITED)

NOTES TO FINANCIAL STATEMENTS

NOTE A. BASIS OF PRESENTATION

     The accompanying unaudited condensed consolidated financial statements as of April 30, 2004 have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In our opinion, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three- and six-month periods ended April 30, 2004 are not necessarily indicative of the results that may be expected for the year ending October 31, 2004.

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

ALLOWANCE FOR DOUBTFUL ACCOUNTS

     We estimate the possible losses resulting from non-payment of outstanding accounts receivable. Our customer base consists primarily of entities operating in charitable, Native American, and commercial bingo halls located throughout the United States. In some jurisdictions, the billing and collection function is performed as part of a distributor relationship, and in those instances, we maintain allowances for possible losses resulting from non-payment by both the customer and distributor. We perform ongoing evaluations of customers and distributors for credit worthiness, economic trends, change in customer payment terms, and historical collection experience when evaluating the adequacy of our allowance for doubtful accounts. We also reserve a percentage of our accounts receivable based on aging category. In determining these percentages, we review historical write-offs of our receivables, payment trends, and other available information. While such estimates have been within our expectations and the provisions established, a change in financial condition of specific customers or in overall trends experienced may result in future adjustments of our estimates of recoverability of our receivables.

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

     Our pro forma information follows:

(In thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	April 30,		April 30,
	2003	2004	2003	2004
Net income, as reported	$226	$58	$748	$44
Deduct: Total stock-based employee compensation expense determined under fair value based method, net of related tax effects	(106)	(108)	(218)	(176)

Pro forma net income (loss)	$120	$(50)	$530	$(132)

Net income (loss) per share:
Basic – as reported	$0.02	$0.00	$0.06	$0.00
Basic – pro forma	$0.01	$(0.00)	$0.05	(0.01)
Diluted – as reported	$0.02	$0.00	$0.06	$0.00
Diluted – pro forma	$0.01	$(0.00)	$0.04	$(0.01)

NEW ACCOUNTING PRONOUNCEMENTS

     In November 2002, the Emerging Issues Task Force (“EITF”) reached a consensus on Issue 00-21, Multiple-Deliverable Revenue Arrangements (“Issue 00-21”). Issue 00-21 addresses how to account for arrangements that may involve the delivery or performance of multiple products, services, and/or rights to use assets. The consensus mandates how to identify whether goods or services or both that are to be delivered separately in a bundled sales arrangement should be accounted for separately because they are “separate units of accounting.” The guidance can affect the timing of revenue recognition for such arrangements, even though it does not change rules governing the timing or pattern of revenue recognition of individual items accounted for separately. The final consensus will be applicable to agreements entered into in fiscal years beginning after June 15, 2003 with early adoption permitted. Additionally, companies will be permitted to apply the consensus guidance to all existing arrangements as the cumulative effect of a change in accounting principle in accordance with APB Opinion No. 20, Accounting Changes. The adoption of Issue 00-21 did not have a material impact on our financial position, cash flows or results of operations.

     In January 2003, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 46, Consolidation of Variable Interest Entities — an Interpretation of ARB No. 51 (“FIN 46”). In December 2003, FIN 46 was revised to clarify certain provisions and effective dates for application. FIN 46 addresses consolidation by business enterprises of variable interest entities that have certain characteristics. Transferors to qualifying special-purpose entities and “grandfathered” qualifying special-purpose entities subject to the reporting requirements of

SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, are excluded from the scope of FIN 46. FIN 46 is applicable no later than the end of the first interim or annual reporting period ending after March 15, 2004, unless we have an interest in a special purpose entity, which the effective date for application is no later than the end of the first interim or annual reporting period ending after December 15, 2003. We currently have no contractual relationship or other business relationship with a variable interest entity. However, if we entered into any such arrangement with a variable interest entity in the future, our financial position, cash flows or results of operations may be adversely impacted.

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

$3,469

     The maximum potential contingent payments relating to the acquisition were $2,043,000, which was placed in escrow pending the outcome of certain events. The escrow was comprised of the following four components: $900,000 (the “New York Escrow Amount”); $413,000 (the “Title Transfer Escrow Amount”); $230,000 (the Bingo Unit Escrow Amount”); and $500,000 (the “Holdback Escrow Amount). The full amount of the Title Transfer Escrow Amount, the Bingo Unit Escrow Amount and the Holdback Escrow Amount has been released to IGS as a result of the successful transfer of title of certain assets to us, the verification of the number of bingo terminals acquired and the satisfaction of certain representations and warranties made by IGS. These amounts have been included in the purchase price allocated to the assets acquired. The release of the New York Escrow Amount is contingent upon the negotiation of new contracts with IGS’s former New York customers or the receipt by us of continuing revenues from the New York customers. As of April 30, 2004, $784,500 of the New York Escrow Amount has been released to IGS. The entire amount of the New York Escrow Amount has been included in the purchase price allocated to the assets acquired as we currently consider it probable that the remaining funds will be paid to IGS.

NOTE D. NET INCOME PER SHARE OF COMMON STOCK

     The calculation of the basic and diluted net income per share is the same except for the dilutive effect of outstanding stock options (determined using the treasury stock method). The dilution was 6,989 and 61,276 shares for the three months ended April 30, 2003 and 2004, respectively. The dilution was 213,707 and 72,848 shares for the six months ended April 30, 2003 and 2004, respectively.

NOTE E. LITIGATION

     On March 22, 2001, we filed a claim in the United States District Court, District of Arizona, GAMETECH INTERNATIONAL, INC. V. TREND GAMING SYSTEMS, LLC, CV 01-540 PHX PGR, seeking a declaratory judgment that we are not in material breach of our November 1, 1999 distribution agreement with Trend Gaming Systems, LLC and seeking damages for past due payments and wrongful withholdings by Trend. Trend has counterclaimed, alleging that its payments are in compliance with its contractual obligations and that it is entitled to withhold certain monies. Trend also contends that we are in breach of certain of our contractual obligations to Trend or its customers. On December 16, 2002, the court entered at our request an order enjoining Trend from using approximately $540,000 in funds it had collected on our behalf, pending a trial on our ownership interest in those funds. The money has been placed in a bank account subject to the court’s control and now totals approximately $585,000. In addition, collections of accounts receivable by Trend, if any, will also be placed in that account, pending the trial of the case. Trend filed a motion for summary judgment alleging that the termination of the distribution agreement was improper. On May 16, 2003, the court dismissed Trend’s motion for summary judgment. On December 2, 2003, Trend filed a renewed motion for summary judgment alleging that we did not have the right to terminate the distribution agreement based upon Trend’s failure to insure that we received our minimum rate of return. The court, on March 19, 2004 denied Trend’s renewed motion for summary judgment. A May 10, 2004 trial date has been rescheduled for October 4, 2004. We have denied the allegations and intend to vigorously pursue and defend this matter. However, we cannot provide assurance that we will obtain a favorable outcome. An unfavorable outcome could have a material adverse effect on our financial position, cash flows and results of operations.

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

NOTE F. CREDIT AGREEMENTS

     Effective April 2, 2004, we renewed our revolving line-of-credit agreement with a bank. The maximum amount available under the terms of the agreement is $5.0 million, and borrowings bear interest based on the bank’s prime rate or LIBOR plus 2.0 percent, at our option. Interest is payable monthly and the agreement expires on April 2, 2005. The agreement is secured by substantially all our assets. The agreement contains certain restrictive covenants, which among other things require that specified financial balances and ratios be maintained, profitability be maintained on a rolling four quarter basis, and restrict the incurrence of additional indebtedness. At April 30, 2004, there was no outstanding balance under the line-of-credit.

NOTE G. INCOME TAXES

     Our income tax provision was recorded at an effective rate of 42.9% for the six-months ended April 30, 2004 compared to 47.0% for the six months ended April 30, 2003. The actual effective tax rate is different from the expected federal rate of 35% due to certain permanent differences between financial and tax accounting and state income taxes.

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

OVERVIEW

     We design, develop, and market interactive electronic bingo systems. We currently market portable systems that can be played anywhere within a bingo hall and a fixed-base system with touchscreen-activated monitors. For our three most recent fiscal years ended October 31, 2001, 2002 and 2003, our portable terminals generated approximately 77%, 77% and 73% of our revenues, respectively, while, during those same years, our fixed-base terminals generated the balance of our revenues. For the three- and six-months ended April 30, 2004, portable terminals accounted for 75% of our revenues and fixed-based terminals accounted for 25% of our revenues. As of April 30, 2004, we had systems in service in 35 states and in five foreign countries.

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

     Our expenses consist primarily of (a) cost of revenue, consisting of expenses associated with technical and operational support of the bingo systems within bingo halls, depreciation of bingo systems, repair, refurbishment, and disposals of bingo terminals and related support equipment, and excess or obsolescence reserve; (b) general and administrative, consisting of activities associated with management of our company and related support, which includes finance and accounting, legal, compliance, information systems, and human resources; (c) sales and marketing, consisting primarily of commissions paid to distributors for promoting and supporting our products and an internal sales force with a focus upon generating new customers and upgrades for existing customers; and (d) research and development, consisting of company sponsored research and development activities to provide players with new or enhanced products.

     During the first six months of fiscal 2004, the following events occurred that affected, or may in the future affect, our results of operations or liquidity and capital resources.

     We have incurred significant expenses in aggressively defending or pursuing certain legal issues, including defense of a patent infringement lawsuit in Nevada, our litigation with a former distributor in Texas, and litigation with a former distributor for IGS in Mississippi. The terms of the terminated distributor agreement with the former Texas distributor contain certain contingent commission liabilities, which if a final judgment were rendered unfavorable to us, could have an adverse effect on our financial position, results of operations and liquidity. The contingent commission liabilities, only if determined at trial to be payable, would be calculated based on terms included in the terminated distributor agreement. Assuming revenues for the three-year period following termination of the distributor agreement remained constant at the rate earned over the first 20 months following termination of the distributor agreement, the contingent liability would amount to approximately $2.1 million. Regarding the patent infringement matter, an unfavorable outcome at trial could result in substantial damages and payment of the plaintiff’s fees and costs. The Mississippi distributor lawsuit could result in a punitive damages award which could be materially adverse to the company. However, because we do not currently believe it probable that there will be unfavorable outcomes in any of these matters, we have not accrued any amount related to these contingent liabilities or the other potential lawsuits.

     We are involved in various other legal proceedings arising out of the ordinary course of our business. While we do not believe that any of those proceedings will have a material adverse effect on our financial position, cash flows or results of operations, they do sometimes result in significant expenses in defending or pursuing our legal position. One such matter involving a terminated distributor in Virginia and Kentucky went to trial during February 2004. On March 2, 2004 the jury rendered a unanimous verdict in our favor awarding compensatory and punitive damages against the defendants in the total amount of approximately $1.5 million, subject to approval of the court and entry of judgment. We have petitioned the court for an award against the defendants for our legal fees and costs. We can make no assurances that the court, when entering its final judgment will not reduce the damages awarded, or whether we will be able to collect any award from the defendants.

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

     On January 16, 2004, we paid our first ever cash dividend. The one-time special dividend of $0.12 per share aggregated approximately $1.4 million. Additionally, on March 31, 2004, a regular quarterly dividend of $0.03 per share was paid to stockholders of record as of March 22, 2004 and aggregated approximately $353,000.

     During the first six-month period of fiscal 2004, our capital expenditures were approximately $6.2 million, $5.5 million of which represented investments in bingo and related support equipment.

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

     Changes in internal or external conditions could cause actual results to differ from our estimates and could cause future reporting periods to be adversely affected. If changes in conditions lead us to believe that our criteria for revenue recognition are not met for future transactions, revenue recognized for future reporting periods could be significantly less. Changes in financial conditions of specific customers or in overall collection trends may result in adjustments to our reserves for doubtful accounts. Changes in technology, our competitor’s offerings, market conditions or other factors affecting our business prospects, could result in an increase in reserves for bingo terminal obsolescence or in an impairment to the carrying value of goodwill, other intangible assets or the capitalized cost of developed software. As additional information becomes available and we reassess our potential liability related to litigation or other contingencies, we may revise our estimates and such revisions could have an adverse effect on our financial position, cash flows and results of operations.

RESULTS OF OPERATIONS

Three Months Ended April 30, 2004 Compared with Three Months Ended April 30, 2003

     REVENUE. We generated revenue of $13.4 million for the three months ended April 30, 2004 compared to $13.3 million for the comparable prior-year period. The modest increase in revenue from the second quarter of fiscal 2003 was due to growth in the installed base of terminals and revenue per terminal in certain geographical markets and, to a lesser degree, the contribution from the growing deployment of our Pay-’N-Play™ feature. These factors were sufficient to offset a decline in the installed base in other geographical markets and the effects of competitive pricing pressure in certain markets. On an overall basis, our average installed base of terminals for the second quarter of fiscal 2004 declined slightly from the average installed base for the second quarter of fiscal 2003, however, our revenue per terminal improved.

     COST OF REVENUE. Cost of revenue increased $222,000, or 4.0%, to $5.8 million for the three months ended April 30, 2004 from $5.6 million for the comparable prior-year period. Cost of revenue as a percent of revenue for the current three-month period increased to 43.6% compared to 42.0% for the three months ended April 30, 2003. The increase in cost of revenue over the prior year second quarter was the result of an increase of nearly $290,000 in depreciation and amortization expense, primarily due to our investment in TED 2 C™ portable color terminals and continuing upgrades to our fixed base installations. We expect the higher level of depreciation expense to continue as we acquire more TED 2 C terminals, invest in our new color portable terminal, the Traveler™, and refresh our fixed base installations.

     GENERAL AND ADMINISTRATIVE. General and administrative costs decreased $141,000, or 4.6%, to $3.0 million for the three months ended April 30, 2004 from $3.1 million for the comparable prior-year period. General and administrative costs as a percent of revenue were 22.1% for the current period, down from 23.3% for the prior year three-month period. The second quarter of fiscal 2003 and fiscal 2004 included elevated levels of legal expenses, including those related to defense of a patent infringement lawsuit in Nevada, litigation with a former distributor in Texas, litigation with a former distributor of IGS in Mississippi, and other legal proceedings including our successful litigation against a former distributor in Virginia and Kentucky and a Virginia sub-distributor in late 2003. Subject to collectibility and final judgment, we were awarded nearly $2.5 million in damages in these victories. The improvement in general and administrative costs came as a result of a decrease of $265,000 in consulting fees; partially offset by an unfavorable change of $141,000 in bad debt expense.

     SALES AND MARKETING. Sales, marketing, and commission expenses increased $196,000, or 6.1%, to $3.4 million for the three months ended April 30, 2004 from $3.2 million for the comparable prior-year period. Sales, marketing, and commission expenses as a percent of revenue for the current three-month period were 25.4% compared to 24.0% for the three months ended April 30, 2003. Distributor commissions increased $97,000 to $2.3 million for the three months ended April 30, 2004. Commissions will fluctuate because the mix of revenue generated by distributors and those customers we serve directly varies. The balance of the increase in sales and marketing costs was attributable to our internal sales force, where travel, trade show and other costs, excluding compensation, increased.

     RESEARCH AND DEVELOPMENT. Research and development costs increased $174,000, or 19.7%, to $1.1 million for the three months ended April 30, 2004 from $882,000 for the comparable prior-year period. Research and development costs as a percent of revenue for the current three-month period were 7.9% compared to 6.6% for the three months ended April 30, 2003. The emphasis on new product development and feature enhancements for existing products continues as a major focus.

     During the second quarter of fiscal 2004, we capitalized $206,000 of costs, from our research and development and quality assurance functions, connected with the internal development of software that meets technological feasibility and recoverability tests in accordance with FASB Statement No. 86. We had no such capitalized costs in the second quarter of fiscal 2003.

     PROVISION FOR INCOME TAXES. Our income tax provision is recorded at an effective rate of 42.9% for the quarter ended April 30, 2004 compared to 59.7% for the quarter ended April 30, 2003. Our income tax provision was adjusted during the second quarter of the prior-year to recognize an expected rate of 47.0% for the six month period ended April 30, 2003. The actual effective tax rate is different from the expected federal rate of 35% due to certain permanent differences between financial and tax accounting and state income taxes.

Six Months Ended April 30, 2004 Compared with Six Months Ended April 30, 2003

     REVENUE. We generated revenue of $26.0 million for the six months ended April 30, 2004 compared to $26.5 million for the comparable prior-year period. The $547,000, or 2.1%, net decrease in revenue from the first six months of fiscal 2003 occurred during the first quarter of fiscal 2004 and was due to several factors, including fewer installed terminals in some geographical markets and price erosion due to competition in others. We believe the introduction of feature enhancements to existing products and the availability of new products will provide for future revenue growth. However, the time required to move newly developed features and products through beta testing and regulatory approvals, where required, is difficult to predict. Our newest portable color terminal, the Traveler, began beta testing in December, with limited nationwide rollout beginning in the third fiscal quarter.

     COST OF REVENUE. Cost of revenue increased $833,000, or 7.7%, to $11.7 million for the six months ended April 30, 2004 from $10.9 million for the comparable prior-year period. Cost of revenue as a percent of revenue for the current six-month period increased to 45.0% compared to 41.0% for the six months ended April 30, 2003. The increase in cost of revenue over the prior year six-month period was the result of an increase of $575,000 in depreciation and amortization expense, primarily due to our investment in TED 2 C portable color terminals and upgrades to fixed base installations, an increase of $309,000 in service cost due to increased staffing in field and product support centers and an $83,000 increase in operations expense that includes our quality assurance function that we have expanded to keep pace with the development of new features and new products. These increases were offset slightly by an improvement in the costs associated with the repair, refurbishment and disposal of bingo terminals and related support equipment.

GENERAL AND ADMINISTRATIVE. General and administrative costs decreased $265,000, or 4.4%, to $5.7 million for the six months ended April 30, 2004 from $6.0 million for the comparable prior-year period. General and administrative costs as a percent of revenue for the current six-month period were 22.1% compared to 22.6% for the prior year six month period. The first six-months of fiscal 2003 and fiscal 2004 included elevated levels of legal expenses, including those related to defense of a patent infringement lawsuit in Nevada, litigation with a former distributor in Texas, litigation with a former distributor of IGS in Mississippi, and other legal proceedings including our successful litigation against a former distributor in Virginia and Kentucky and a Virginia sub-distributor in late 2003. The improvement in general and administrative costs came as a net result of a decrease of $125,000 in the accrual for management incentive plan bonuses, a decrease in consulting fees of $321,000, an increase of $140,000 in outside legal fees and an increase of $78,000 in bad debt expense.

SALES AND MARKETING. Sales, marketing, and commission expenses increased $36,000, or 0.6%, to $6.4 million for the six months ended April 30, 2004. Sales, marketing, and commission expenses as a percent of revenue for the current six-month period were 24.8% compared to 24.1% for the six months ended April 30, 2003. Distributor commissions decreased $50,000 to $4.4 million for the six months ended April 30, 2004. Commissions will fluctuate because the mix of revenue generated by distributors and those customers we serve directly varies. Costs associated with our internal sales force grew by $87,000 as a result of increases in non-payroll costs such as travel, marketing, facilities and property taxes.

     RESEARCH AND DEVELOPMENT. Research and development costs increased $136,000, or 7.2%, to $2.0 million for the six months ended April 30, 2004 from $1.9 million for the comparable prior-year period. Research and development costs as a percent of revenue for the current six-month period were 7.8% compared to 7.1% for the six months ended April 30, 2003. The emphasis on new product development and feature enhancements for existing products continues as a major focus.

     During the first six months of fiscal 2004, we capitalized approximately $350,000 of costs, from our research and development and quality assurance functions, connected with the internal development of software that meets technological feasibility and recoverability tests in accordance with FASB Statement No. 86. We had no such capitalized costs in the first six months of fiscal 2003.

     PROVISION FOR INCOME TAXES. Our income tax provision was recorded at an effective rate of 42.9% for the six months ended April 30, 2004 compared to 47.0% for the six months ended April 30, 2003. The actual effective tax rate is different from the expected federal rate of 35% due to certain permanent differences between financial and tax accounting and state income taxes.

LIQUIDITY AND CAPITAL RESOURCES

     Operating activities provided $6.5 million of cash for the six months ended April 30, 2004 compared to $10.0 million for the six months ended April 30, 2003. The $6.5 million consisted primarily of our income of $44,000 adjusted by $5.9 million of non-cash expense for depreciation, amortization, and obsolescence provisions, and a $529,000 net change in other operating assets and liabilities. During the six months ended April 30, 2003, the $10.0 million provided by operating activities consisted primarily of net income of $748,000 adjusted by $5.1 million of depreciation, amortization and obsolescence reserves, $3.9 million from refunded income taxes plus a net source of funds of $276,000 from changes in other operating assets and liabilities.

     We used approximately $6.3 million of cash in investing activities for the six months ended April 30, 2004 equal to the $6.3 million of cash invested during the six months ended April 30, 2003. In fiscal 2004 the $6.3 million consisted of $6.2 million of capital expenditures ($5.5 million of which was expended on bingo terminals and associated support equipment), and the purchase and development of other intangible assets for a total of $448,000; partially offset with a decrease in short-term investments of $257,000. During fiscal 2003, the $6.3 million consisted of $4.9 million of capital expenditures ($4.6 million of which was expended on bingo terminals and associated support equipment), the purchase of certain assets of IGS and other intangible assets for a total of $3.9 million and a decrease in short-term investments of $2.4 million.

     We used net cash of $1.8 million in financing activities for the six months ended April 30, 2004 compared to $387,000 provided by financing activities for the six months ended April 30, 2003. The $1.8 million used for the six months ended April 30, 2004 was primarily for cash dividends of nearly $1.8 million, and payments of $164,000 on long-term debt. The $387,000 provided for the six months ended April 30, 2003 was primarily proceeds from stock option exercises of $501,000, offset by payments of $114,000 on long-term debt.

     As of April 30, 2004, we had cash and cash equivalents and short-term investments of approximately $10.0 million. In addition to our cash and cash equivalents and short-term investments, we have a $5.0 million line of credit with Wells Fargo Bank, N.A., which has an interest rate based on the prime rate or London InterBank Offered Rate (“LIBOR”) plus 2.0%, at our option, on which there was no outstanding balance at April 30, 2004. The revolving credit facility expires on April 2, 2005. We believe that cash flows from operations and cash, cash equivalents, and short-term investments on hand will be sufficient to support our operations, provide for budgeted capital expenditures, make dividend payments, and meet liquidity requirements through the remainder of fiscal 2004. Our long-term liquidity requirements will depend on many factors, including the rate at which we expand our business, and whether we do so internally or through acquisitions. In addition, strategic opportunities we may pursue could require us to fund our portion of operating expenses of such ventures and may require us to advance additional amounts should any partners in such ventures be unable to meet unanticipated capital calls or similar funding events. To the extent that the funds generated from the sources described above are insufficient to fund our activities in the long term, we may be required to raise additional funds through public or private financing. No assurance can be given that additional financing will be available or that, if it is available, it will be on terms acceptable to us.

Contractual Obligations

     The following table summarizes information on contractual obligations as of April 30, 2004:

(In thousands)

	Payments Due by Year
	October 31,
		Remaining
	Total	2004	2005	2006	2007	2008	Thereafter
Operating Leases	$4,003	$419	$727	$714	$587	$545	$1,011
Other Long Term Obligations	813	131	44	45	46	47	500

Total Contractual Cash Obligations	$4,816	$550	$771	$759	$633	$592	$1,511

Purchase Commitments

     From time to time, we enter into commitments with our vendors to purchase terminals and support equipment at fixed prices or guaranteed quantities. We have entered into such an agreement with one of our vendors to provide approximately $5.2 million in Traveler terminals, with the majority of the terminals to be delivered by the end of the current fiscal year.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     We maintain an investment portfolio in available-for-sale debt securities of the U.S. Government and its agencies, and from time to time in investment grade corporate issues. The values of these investments are subject to changes in interest rates. However, because these investments are short-term and are generally allowed to mature, we do not believe that any risk inherent in our portfolio is likely to have a material effect on expected cash flows. We monitor these investments for impairment and make appropriate reductions in carrying value when necessary.

     Our revolving credit facility with Wells Fargo is a $5.0 million line of credit with an interest rate based on the prime rate or LIBOR plus 2.0%, at our option. The agreement contains certain restrictive covenants, which among other things require that specified financial balances and ratios be maintained, quarterly profitability be maintained and restrictions on the incurrence of additional indebtedness. The line of credit expires on April 2, 2005.

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

     Sensitivity Analysis. Assuming we had a $2.0 million balance outstanding as of April 30, 2004, the rate of interest calculated using the prime rate option would be 4.0%. Our monthly interest payment, if the rate stayed constant, would be $6,667. If the prime rate rose to 8.0%, which assumes an unusually large increase, our monthly payment would be $13,333. A more likely increase of 1.0% or 2.0%, given the recent trend of decreasing or relatively low interest rates, would result in a monthly payment of $8,333 or $10,000, respectively. We do not believe the risk resulting from such fluctuations is material or that the payment required would have a material effect on cash flow.

ITEM 4. CONTROLS AND PROCEDURES

     We have evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures as of April 30, 2004. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have each concluded that our disclosure controls and procedures are effective to ensure that we record, process, summarize, and report information required to be disclosed by us in our quarterly reports filed under the Securities Exchange Act within the time periods specified by the Securities and Exchange Commission’s rules and forms. During the quarterly period covered by this report, there have not been any changes in our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     On March 22, 2001, we filed a claim in the United States District Court, District of Arizona, GAMETECH INTERNATIONAL, INC. V. TREND GAMING SYSTEMS, LLC, CV 01-540 PHX PGR, seeking a declaratory judgment that we are not in material breach of our November 1, 1999 distribution agreement with Trend Gaming Systems, LLC and seeking damages for past due payments and wrongful withholdings by Trend. Trend has counterclaimed, alleging that its payments are in compliance with its contractual obligations and that it is entitled to withhold certain monies. Trend also contends that we are in breach of certain of our contractual obligations to Trend or its customers. On December 16, 2002, the court entered at our request an order enjoining Trend from using approximately $540,000 in funds it had collected on our behalf, pending a trial on our ownership interest in those funds. The money has been placed in a bank account subject to the court’s control and now totals approximately $585,000. In addition, collections of accounts receivable by Trend, if any, will also be placed in that account, pending the trial of the case. Trend filed a motion for summary judgment alleging that the termination of the distribution agreement was improper. On May 16, 2003, the court dismissed Trend’s motion for summary judgment. On December 2, 2003, Trend filed a renewed motion for summary judgment alleging that we did not have the right to terminate the distribution agreement based upon Trend’s failure to insure that we received our minimum rate of return. The court, on March 19, 2004 denied Trend’s renewed motion for summary judgment. A May 10, 2004 trial date has been rescheduled for October 4, 2004. We have denied the allegations and intend to vigorously pursue and defend this matter. However, we cannot provide assurance that we will obtain a favorable outcome. An unfavorable outcome could have a material adverse effect on our financial position, cash flows and results of operations.

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

     We are involved in various other legal proceedings arising out of our operations in the ordinary course of our business. We do not believe that any of these proceedings will have a material adverse effect on our financial condition, cash flows or results of operations. However, if settlement is not reached and the lawsuits proceed to trial, an unfavorable outcome could have a material adverse effect on our financial position, cash flows and results of operations.

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

     b) REPORTS ON FORM 8-K

     We filed a current report on Form 8-K on March 1, 2004 reporting our financial results for our first fiscal quarter ended January 31, 2004, and announcing a special cash dividend.

     SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Signature	Title	Date
/S/ Clarence H. Thiesen Clarence H. Thiesen	Chief Executive Officer (Principal Executive Officer)	June 14, 2004
/S/ John P. Hewitt John P. Hewitt	Chief Financial Officer, (Principal Financial Officer)	June 14, 2004
/S/ Ann D. McKenzie Ann D. McKenzie	Corporate Controller, (Principal Accounting Officer)	June 14, 2004