Form 10-Q
period 2004-07-31
GAMETECH INTERNATIONAL INC
filed 2004-09-14
CIK 1045014

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JULY 31, 2004

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

     On September 8, 2004, the registrant had 11,797,014 outstanding shares of its Common Stock, par value $0.001 per share.

GAMETECH INTERNATIONAL, INC.
QUARTERLY REPORT ON FORM 10 –Q
FOR THE QUARTERLY PERIOD ENDED JULY 31, 2004
INDEX

GAMETECH INTERNATIONAL, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)

	October 31,	July 31,
	2003	2004
	(Note A)	(Unaudited)
Assets:
Current assets:
Cash and cash equivalents	$10,202	$5,440
Short-term investments	1,750	2,513
Accounts receivable, less allowance for doubtful accounts of $2,287 in 2003 and $2,419 in 2004	3,624	3,723
Deposits	28	25
Refundable income taxes	231	182
Prepaid expenses and other current assets	341	729
Deferred income taxes	2,185	2,032

Total current assets	18,361	14,644

Bingo equipment, furniture and other equipment, net	22,319	24,970
Goodwill, net	16,809	16,809
Intangibles, less accumulated amortization of $2,089 in 2003 and $3,277 in 2004	2,236	1,789
Restricted cash	450	450

Total assets	$60,175	$58,662

Liabilities and stockholders’ equity:
Current liabilities:
Accounts payable	$783	$990
Accrued payroll and related obligations	754	1,037
Other accrued liabilities	1,743	1,895
Note payable and other obligations	275	—

Total current liabilities	3,555	3,922

Non-current employment obligations	448	413
Deferred income taxes	3,551	3,551
Commitments and contingencies
Stockholders’ equity:
Common stock, $0.001 par value: 40,000,000 shares authorized; 13,592,764 shares issued at October 31, 2003 and 13,652,339 shares issued at July 31, 2004	14	14
Capital in excess of par value	46,655	46,850
Retained earnings	14,048	12,008
Less: Treasury stock, at cost: 1,855,325 shares at October 31, 2003 and at July 31, 2004	(8,096)	(8,096)

Total stockholders’ equity	52,621	50,776

Total liabilities and stockholders’ equity	$60,175	$58,662

See accompanying notes.

GAMETECH INTERNATIONAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except share and per share amounts)

	Three Months Ended		Nine Months Ended
	July 31,		July 31,
	2003	2004	2003	2004
	(Unaudited)		(Unaudited)
Revenue	$12,776	$12,916	$39,295	$38,889
Cost of revenue	5,905	6,340	16,768	18,036

Gross profit	6,871	6,576	22,527	20,853
Operating expenses:
General and administrative	2,650	2,314	8,651	8,051
Sales and marketing	2,929	3,028	9,324	9,459
Research and development	974	1,066	2,851	3,079

Total operating expenses	6,553	6,408	20,826	20,589

Income from operations	318	168	1,701	264
Interest and other income (expense), net	(14)	31	13	11

Income before provision for income taxes	304	199	1,714	275
Provision for income taxes	52	166	715	199

Net income	$252	$33	$999	$76

Basic net income per share	$0.02	$0.00	$0.09	$0.01

Diluted net income per share	$0.02	$0.00	$0.08	$0.01

Shares used in the calculation of net income per share:
Basic	11,732,222	11,781,942	11,682,194	11,758,750

Diluted	11,754,021	11,971,145	11,861,622	11,923,559

Cash dividends per common share	$—	$0.03	$—	$0.18

See accompanying notes.

GAMETECH INTERNATIONAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Nine months Ended
	July 31,
	2003	2004
	(unaudited)
Cash flows from operating activities:
Net income	$999	$76
Adjustments to reconcile net income to net cash provided by operating activities net of effects of acquired business:
Depreciation, amortization and obsolescence	8,036	9,441
Loss on disposals of furniture and other equipment	45	28
Deferred income taxes	—	153
Changes in operating assets and liabilities:
Accounts receivable, net	125	(99)
Deposits	544	3
Refundable income taxes	3,888	49
Prepaid expenses and other current assets	13	(388)
Accounts payable	(439)	207
Accrued payroll and related obligations	(102)	283
Other accrued liabilities	(309)	185
Non-current employment obligations	(9)	(68)

Net cash provided by operating activities	12,791	9,870

Cash flows from investing activities:
Proceeds from sale of short-term investments	3,519	1,750
Payments for purchase of short-term investments	(693)	(2,513)
Capital expenditures for bingo equipment, furniture and equipment	(7,255)	(10,932)
Payment for the acquisition of International Gaming Systems, Inc.	(3,469)	—
Payments for buy out of distributor agreements	(600)	—
Payments for acquisitions of intangible assets and capitalized costs of developed software	(509)	(741)

Net cash used in investing activities	(9,007)	(12,436)

Cash flows from financing activities:
Payments on long-term debt	(194)	(275)
Payment of dividends	—	(2,116)
Proceeds from sales of common stock	531	195

Net cash provided by (used in) financing activities	337	(2,196)

Net increase (decrease) in cash and cash equivalents	4,121	(4,762)
Cash and cash equivalents at beginning of period	4,233	10,202

Cash and cash equivalents at end of period	$8,354	$5,440

Supplemental disclosure of non-cash investing activities:
Purchase of intangible assets through the incurrence of long-term debt	$537	$—

See accompanying notes.

GAMETECH INTERNATIONAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JULY 31, 2004
(UNAUDITED)

NOTES TO FINANCIAL STATEMENTS

NOTE A. BASIS OF PRESENTATION

     The accompanying unaudited condensed consolidated financial statements as of July 31, 2004 have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In our opinion, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three- and nine-month periods ended July 31, 2004 are not necessarily indicative of the results that may be expected for the year ending October 31, 2004.

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

     Our pro forma information follows:

(In thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	July 31,		July 31,
	2003	2004	2003	2004
Net income, as reported	$252	$33	$999	$76
Deduct: Total stock-based employee compensation expense determined under fair value based method, net of related tax effects	(133)	(56)	(350)	(228)

Pro forma net income (loss)	$119	$(23)	$649	$(152)

Net income (loss) per share:
Basic – as reported	$0.02	$0.00	$0.09	$0.01
Basic – pro forma	$0.01	$(0.00)	$0.06	$(0.01)
Diluted – as reported	$0.02	$0.00	$0.08	$0.01
Diluted – pro forma	$0.01	$(0.00)	$0.06	$(0.01)

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

$3,469

     The maximum potential contingent payments relating to the acquisition were $2,043,000, which was placed in escrow pending the outcome of certain events. The escrow was comprised of the following four components: $900,000 (the “New York Escrow Amount”); $413,000 (the “Title Transfer Escrow Amount”); $230,000 (the Bingo Unit Escrow Amount”); and $500,000 (the “Holdback Escrow Amount”). The full amount of the Title Transfer Escrow Amount, the Bingo Unit Escrow Amount and the Holdback Escrow Amount has been released to IGS as a result of the successful transfer of title of certain assets to us, the verification of the number of bingo terminals acquired and the satisfaction of certain representations and warranties made by IGS. These amounts have been included in the purchase price allocated to the assets acquired. The release of the New York Escrow Amount is contingent upon the negotiation of new contracts with IGS’s former New York customers or the receipt by us of continuing revenues from the New York customers. As of July 31, 2004, $882,938 of the New York Escrow Amount has been released to IGS. The entire amount of the New York Escrow Amount has been included in the purchase price allocated to the assets acquired as we currently consider it probable that the remaining funds will be paid to IGS.

NOTE D. NET INCOME PER SHARE OF COMMON STOCK

     The calculation of the basic and diluted net income per share is the same except for the dilutive effect of outstanding stock options (determined using the treasury stock method). The dilution was 21,799 and 189,203 shares for the three months ended July 31, 2003 and 2004, respectively. The dilution was 179,428 and 164,809 shares for the nine months ended July 31, 2003 and 2004, respectively.

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

     In June 2004, Steven W. Hieronymus, Rhonda Hieronymus and Trend Gaming Systems, LLC filed a claim in the 98th Judicial District Court, Travis County, Texas, STEVEN W. HIERONYMUS, RHONDA HIERONYMUS AND TREND GAMING SYSTEMS, LLC V. THE TEXAS LOTTERY COMMISSION AND GAMETECH INTERNATIONAL, INC, alleging that our judgment against Steven and Rhonda Hieronymus (involving a prior distribution agreement in Virginia) creates an unlawful “credit interest” in Trend Gaming Systems, LLC in violation of the Texas Bingo Enabling Act because Mr. Hieronymus owns a greater than 10% interest in Trend Gaming Systems, LLC. The plaintiffs request an injunction against our enforcement of the judgment against Steven and Rhonda Hieronymus. The plaintiffs have moved for summary judgment and we have filed a cross motion for summary judgment on the issue. Neither motion has been set for hearing. No discovery has been done and no trial date is scheduled. We intend to vigorously defend our position. However, we cannot provide assurance that we will obtain a favorable outcome. An unfavorable outcome could have a material adverse effect on our financial position, cash flows and results of operations.

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

NOTE F. CREDIT AGREEMENTS

     Effective April 2, 2004, we renewed our revolving line-of-credit agreement with a bank. The maximum amount available under the terms of the agreement is $5.0 million, and borrowings bear interest based on the bank’s prime rate or LIBOR plus 2.0 percent, at our option. Interest is payable monthly and the agreement expires on April 2, 2005. The agreement is secured by substantially all our assets. The agreement contains certain restrictive covenants, which among other things require that specified financial balances and ratios be maintained, profitability be maintained on a rolling four quarter basis, and restrict the incurrence of additional indebtedness. At July 31, 2004, there was no outstanding balance under the line-of-credit.

NOTE G. INCOME TAXES

     Our income tax provision was recorded at an effective rate of 72.3% for the nine-months ended July 31, 2004 compared to 41.7% for the nine months ended July 31, 2003. The actual effective tax rate is different from the expected federal rate of 35% due to certain permanent differences between financial and tax accounting and state income taxes.

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

OVERVIEW

     We design, develop, and market interactive electronic bingo systems. We currently market portable systems that can be played anywhere within a bingo hall and a fixed-base system with touchscreen-activated monitors. For our three most recent fiscal years ended October 31, 2001, 2002 and 2003, our portable terminals generated approximately 77%, 77% and 73% of our revenues, respectively, while, during those same years, our fixed-base terminals generated the balance of our revenues. For the three- and nine-months ended July 31, 2004, portable terminals accounted for 74% of our revenues and fixed-based terminals accounted for 26% of our revenues. As of July 31, 2004, we had systems in service in 35 states and in five foreign countries.

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

     During the first nine months of fiscal 2004, the following events occurred that affected, or may in the future affect, our results of operations or liquidity and capital resources.

     We have incurred significant expenses in aggressively defending or pursuing certain legal issues, including defense of a patent infringement lawsuit in Nevada, our litigation with a former distributor in Texas, and litigation with a former distributor for IGS in Mississippi. The terms of the terminated distributor agreement with the former Texas distributor contain certain contingent commission liabilities, which if a final judgment were rendered unfavorable to us, could have an adverse effect on our financial position, results of operations and liquidity. The contingent commission liabilities, only if determined at trial to be payable, would be calculated based on terms included in the terminated distributor agreement. Assuming revenues for the three-year period following termination of the distributor agreement remained constant at the rate earned over the first 23 months following termination of the distributor agreement, the contingent liability would amount to approximately $2.1 million. Regarding the patent infringement matter, an unfavorable outcome at trial could result in substantial damages and payment of the plaintiff’s fees and costs. The Mississippi distributor lawsuit could result in a punitive damages award which could be materially adverse to our company. We have not accrued any amount related to these contingent liabilities. We have denied the allegations and intend to vigorously pursue and defend this matter.

     We are involved in various other legal proceedings arising out of the ordinary course of our business. While we do not believe that any of those proceedings will have a material adverse effect on our financial position, cash flows or results of operations, they do sometimes result in significant expenses in defending or pursuing our legal position. One such matter involving a terminated distributor in Virginia and Kentucky went to trial during February 2004. On March 2, 2004 the jury rendered a unanimous verdict in our favor awarding compensatory and punitive damages against Trend Gaming in the total amount of approximately $1.5 million. The court reduced compensatory damages against Trend Gaming to $1,055,330 but has upheld the $150,000 in punitive damages awarded against Trend Gaming. Compensatory damages against Mr. and Mrs. Hieronymus have been reduced to $761,851 but the punitive damage award against them in the amount of $150,000 remains unchanged. Of the total compensatory damages of $1,055,330 awarded against both sets of defendants, $761,851 represents compensation for lost profits. We can only collect such damages from one of the defendants to avoid a double recovery. We have petitioned the court for an award against Trend Gaming for our legal fees and costs. We can make no assurances whether we will be able to collect any award from the defendants.

     While this particular matter appears to be resolved, we anticipate that our legal expenses will continue at an elevated level as trial dates in two other proceedings have been set for fiscal 2004.

     We have significantly increased the staffing in our research and development and quality assurance departments. We expect to maintain a high level of expenditures in these areas as we focus on new product development and new features that can be added to our existing equipment.

     On January 16, 2004, we paid our first ever cash dividend. The one-time special dividend of $0.12 per share aggregated approximately $1.4 million. On March 31, 2004, a regular quarterly dividend of $0.03 per share was paid to stockholders of record as of March 22, 2004 and aggregated approximately $353,000. Additionally, on July 12, 2004, a regular quarterly dividend of $0.03 per share was paid to stockholders of record as of July 1, 2004 and aggregated approximately $354,000.

     During the first nine-month period of fiscal 2004, our capital expenditures were approximately $10.9 million, $10.2 million of which represented investments in bingo and related support equipment.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

     Management’s Discussion and Analysis of Financial Condition and Results of Operations discusses our condensed consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the balance sheet date and reported amounts of revenue and expenses during the reporting period. On an ongoing basis, we evaluate our estimates and judgments, including those related to revenue recognition, bad debts, bingo terminal depreciation, goodwill impairment, and contingencies and litigation. We base our estimates and judgments on historical experience and on various other factors that are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

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

RESULTS OF OPERATIONS

Three Months Ended July 31, 2004 Compared with Three Months Ended July 31, 2003

     REVENUE. We generated revenue of $12.9 million for the three-months ended July 31, 2004 compared to $12.8 million for the comparable prior-year period. The modest increase in revenue from the third quarter of fiscal 2003 was due to growth in the installed base of terminals and revenue per terminal in certain geographical markets and, to a lesser degree, the contribution from the growing deployment of our Pay-N-Play™ feature. These factors were sufficient to offset a decline in the installed base in other geographical markets and the effects of competitive pricing pressure in certain markets.

     COST OF REVENUE. Cost of revenue increased $435,000, or 7.4%, to $6.3 million for the three months ended July 31, 2004 from $5.9 million for the comparable prior-year period. Cost of revenue as a percent of revenue for the current three-month period increased to 49.1% compared to 46.2% for the three-months ended July 31, 2003. The increase in cost of revenue over the prior year third quarter was the result of an increase of nearly $308,000 in depreciation and amortization expense, primarily due to our investment in TED 2 C™ portable color terminals, Traveler™ portable color terminals and continuing purchases of our fixed base terminals. We expect the higher level of depreciation expense to continue as we invest in our new color portable terminal, the Traveler, and our fixed-base terminals. Disposals of bingo terminals and related support equipment, and the excess and obsolescence reserve increased approximately $172,000.

     GENERAL AND ADMINISTRATIVE. General and administrative costs decreased $336,000, or 12.7%, to $2.3 million for the three months ended July 31, 2004 from $2.7 million for the comparable prior-year period. General and administrative costs as a percent of revenue were 17.9% for the current period, down from 20.7% for the prior year three-month period. The third quarter of fiscal 2003 included elevated levels of legal expenses, including those related to defense of a patent infringement lawsuit in Nevada, litigation with a former distributor in Texas, litigation with a former distributor of IGS in Mississippi, and other legal proceedings including our successful litigation against a former distributor in Virginia and Kentucky and a Virginia sub-distributor in late 2003. Subject to collectibility, we were awarded at least $2.1 million in damages in these victories, however, no such amounts have been recorded.

     SALES AND MARKETING. Sales, marketing, and commission expenses increased $99,000, or 3.4%, to $3.0 million for the three months ended July 31, 2004 from $2.9 million for the comparable prior-year period. Sales, marketing, and commission expenses as a percent of revenue for the current three-month period were 23.4% compared to 22.9% for the three months ended July 31, 2003. Distributor commissions increased $107,000 to $2.1 million for the three months ended July 31, 2004. Commissions will fluctuate because the mix of revenue generated by distributors and those customers we serve directly varies.

     RESEARCH AND DEVELOPMENT. Research and development costs increased $92,000, or 9.4%, to $1.1 million for the three months ended July 31, 2004 from $974,000 for the comparable prior-year period. Research and development costs as a percent of revenue for the current three-month period were 8.3% compared to 7.6% for the three months ended July 31, 2003. The emphasis on new product development and feature enhancements for existing products continues as a major focus.

     During the third quarter of fiscal 2004, we capitalized $241,000 of costs, from our research and development and quality assurance functions, connected with the internal development of software that meets technological feasibility and recoverability tests in accordance with FASB Statement No. 86. We had no such capitalized costs in the third quarter of fiscal 2003.

     PROVISION FOR INCOME TAXES. Our income tax provision was adjusted during the current quarter to recognize an effective fiscal-year rate of 72.3%. Consequently, the rate for the quarter ended July 31, 2004 was 83.6% compared to 17.1%, which was adjusted last year for an effective fiscal-year rate of 41.7%, for the quarter ended July 31, 2003. The actual effective tax rate is different from the expected federal rate of 35% due to certain permanent differences between financial and tax accounting and state income taxes.

Nine Months Ended July 31, 2004 Compared with Nine Months Ended July 31, 2003

     REVENUE. We generated revenue of $38.9 million for the nine months ended July 31, 2004 compared to $39.3 million for the comparable prior-year period. The $406,000, or 1.0%, net decrease in revenue from the first nine months of fiscal 2003 occurred during the first quarter of fiscal 2004 and was due to several factors, including fewer installed terminals in some geographical markets and price erosion due to competition in others. We believe the introduction of feature enhancements to existing products and the availability of new products will provide for future revenue growth. However, the time required to move newly developed features and products through beta testing and regulatory approvals, where required, is difficult to predict. Our newest portable color terminal, the Traveler, began with limited nationwide rollout in the third fiscal quarter of fiscal 2004.

     COST OF REVENUE. Cost of revenue increased $1.3 million, or 7.6%, to $18.0 million for the nine months ended July 31, 2004 from $16.8 million for the comparable prior-year period. Cost of revenue as a percent of revenue for the current nine-month period increased to 46.4% compared to 42.7% for the nine months ended July 31, 2003. The increase in cost of revenue over the prior year nine-month period was the result of an increase of $883,000 in depreciation and amortization expense, primarily due to our investment in TED 2 C portable color terminals, Traveler portable color terminals, and our fixed-base terminals, an increase of $274,000 in service cost due to increased staffing in field and product support centers and a $105,000 increase in operations expense that includes our quality assurance function that we have expanded to keep pace with the development of new features and new products. Additionally, costs associated with the repair, refurbishment and disposal of bingo terminals and related support equipment increased $121,000.

     GENERAL AND ADMINISTRATIVE. General and administrative costs decreased $600,000, or 6.9%, to $8.1 million for the nine months ended July 31, 2004 from $8.7 million for the comparable prior-year period. General and administrative costs as a percent of revenue for the current nine-month period were 20.7% compared to 22.0% for the prior year nine month period. The first nine-months of fiscal 2003 and fiscal 2004 included elevated levels of legal expenses, including those related to defense of a patent infringement lawsuit in Nevada, litigation with a former distributor in Texas, litigation with a former distributor of IGS in Mississippi, and other legal proceedings including our successful litigation against a former distributor in Virginia and Kentucky and a Virginia sub-distributor in late 2003. The improvement in general and administrative costs came as a net result of a decrease of $418,000 in consulting fees and in outside legal fees of $356,000; partially offset with increases of $52,000 in bad debt expense and outside accounting fees of $62,000.

     SALES AND MARKETING. Sales, marketing, and commission expenses increased $135,000, or 1.4%, to $9.5 million for the nine months ended July 31, 2004. Sales, marketing, and commission expenses as a percent of revenue for the current nine-month period were 24.3% compared to 23.7% for the nine months ended July 31, 2003. Distributor commissions increased $57,000 to $6.5 million for the nine months ended July 31, 2004. Commissions will fluctuate because the mix of revenue generated by distributors and those customers we serve directly varies. Costs associated with our internal sales force grew by $78,000 as a result of increases in non-payroll costs such as travel, marketing, facilities and property taxes.

     RESEARCH AND DEVELOPMENT. Research and development costs increased $228,000, or 8.0%, to $3.1 million for the nine months ended July 31, 2004 from $2.9 million for the comparable prior-year period. Research and development costs as a percent of revenue for the current nine-month period were 7.9% compared to 7.3% for the nine months ended July 31, 2003. The emphasis on new product development and feature enhancements for existing products continues as a major focus.

     During the first nine months of fiscal 2004, we capitalized approximately $594,000 of costs, from our research and development and quality assurance functions, connected with the internal development of software that meets technological feasibility and recoverability tests in accordance with FASB Statement No. 86. We had no such capitalized costs in the first nine months of fiscal 2003.

     PROVISION FOR INCOME TAXES. Our income tax provision was recorded at an effective rate of 72.3% for the nine months ended July 31, 2004 compared to 41.7% for the nine months ended July 31, 2003. The actual effective tax rate is different from the expected federal rate of 35% due to certain permanent differences between financial and tax accounting and state income taxes.

LIQUIDITY AND CAPITAL RESOURCES

     Operating activities provided $9.9 million of cash for the nine months ended July 31, 2004 compared to $12.8 million for the nine months ended July 31, 2003. The $9.9 million consisted primarily of our income of $76,000 adjusted by $9.4 million of non-cash expense for depreciation, amortization, and obsolescence provisions, and $353,000 provided by changes in other operating assets and liabilities. During the nine months ended July 31, 2003, the $12.8 million provided by operating activities consisted primarily of net income of $999,000 adjusted by $8.0 million of non-cash expense for depreciation, amortization and obsolescence reserves, $3.9 million from refunded income taxes offset by $132,000 from changes in other operating assets and liabilities.

     We used approximately $12.4 million of cash in investing activities for the nine months ended July 31, 2004 compared to the $9.0 million of cash invested during the nine months ended July 31, 2003. In fiscal 2004, the $12.4 million consisted of $10.9 million of capital expenditures ($10.2 million of which was expended on bingo terminals and associated support equipment), the purchase and development of other intangible assets for a total of $741,000, and an increase in short-term investments of $763,000. During fiscal 2003, the $9.0 million consisted of $7.3 million of capital expenditures ($6.7 million of which was expended on bingo terminals and associated support equipment), the purchase of certain assets of IGS and other intangible assets for a total of $4.6 million and a decrease in short-term investments of $2.8 million.

     We used net cash of $2.2 million in financing activities for the nine months ended July 31, 2004 compared to $337,000 provided by financing activities for the nine months ended July 31, 2003. The $2.2 million used for the nine months ended July 31, 2004 was primarily for cash dividends of $2.1 million, payments of $275,000 on long-term debt, less proceeds from stock option exercises of $194,000. The $337,000 provided for the nine months ended July 31, 2003 was primarily proceeds from stock option exercises of $531,000, offset by payments of $194,000 on long-term debt.

     As of July 31, 2004, we had cash and cash equivalents and short-term investments of approximately $8.0 million. In addition to our cash and cash equivalents and short-term investments, we have a $5.0 million line of credit with Wells Fargo Bank, N.A., which has an interest rate based on the prime rate or London InterBank Offered Rate (“LIBOR”) plus 2.0%, at our option, on which there was no outstanding balance at July 31, 2004. The revolving credit facility expires on April 2, 2005. We believe that cash flows from operations and cash, cash equivalents, and short-term investments on hand will be sufficient to support our operations, provide for budgeted capital expenditures, make dividend payments, and meet liquidity requirements through the remainder of fiscal 2004. Our long-term liquidity requirements will depend on many factors, including the rate at which we expand our business, and whether we do so internally or through acquisitions. In addition, strategic opportunities we may pursue could require us to fund our portion of operating expenses of such ventures and may require us to advance additional amounts should any partners in such ventures be unable to meet unanticipated capital calls or similar funding events. To the extent that the funds generated from the sources described above are insufficient to fund our activities in the long term, we may be required to raise additional funds through public or private financing. No assurance can be given that additional financing will be available or that, if it is available, it will be on terms acceptable to us.

Contractual Obligations

     The following table summarizes information on contractual obligations as of July 31, 2004:

	Payments Due by Year
	October 31,
	(In thousands)
		Remaining
	Total	2004	2005	2006	2007	2008	Thereafter
Operating Leases	$3,833	$234	$729	$714	$587	$545	$1,024
Other Long Term Obligations	659	9	42	44	45	45	474

Total Contractual Cash Obligations	$4,492	$243	$771	$758	$632	$590	$1,498

Purchase Commitments

     From time to time, we enter into commitments with our vendors to purchase terminals and support equipment at fixed prices or guaranteed quantities. During the second quarter of this fiscal year, we entered into such an agreement with one of our vendors to provide approximately $5.2 million in Traveler terminals, with the majority of the terminals to be delivered by the end of the current fiscal year. At July 31, 2004, $4.6 million of the commitment was outstanding.

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

     Our revolving credit facility with Wells Fargo is a $5.0 million line of credit with an interest rate based on the prime rate or LIBOR plus 2.0%, at our option. The agreement contains certain restrictive covenants, which among other things require that specified financial balances and ratios be maintained, annual profitability be maintained and restrictions on the incurrence of additional indebtedness. The line of credit expires on April 2, 2005.

     Because the interest rate on the revolving credit facility is variable, our cash flow may be affected by increases in interest rates, in that we would be required to pay more interest in the event that both the prime and LIBOR interest rates increase. We do not believe, however, that any risk inherent in the variable-rate nature of the loan is likely to have a material effect on our interest expense or available cash. We currently have no outstanding borrowings under the revolving credit facility.

     Sensitivity Analysis. Assuming we had a $2.0 million balance outstanding as of July 31, 2004, the rate of interest calculated using the prime rate option would be 4.25%. Our monthly interest payment, if the rate stayed constant, would be $7,083. If the prime rate rose to 8.0%, which assumes an unusually large increase, our monthly payment would be $13,333. A more likely increase of 1.0% or 2.0%, given the recent trend of decreasing or relatively low interest rates, would result in a monthly payment of $8,750 or $10,417, respectively. We do not believe the risk resulting from such fluctuations is material or that the payment required would have a material effect on cash flow.

ITEM 4. CONTROLS AND PROCEDURES

     We have evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures as of July 31, 2004. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have each concluded that our disclosure controls and procedures are effective to ensure that we record, process, summarize, and report information required to be disclosed by us in our quarterly reports filed under the Securities Exchange Act within the time periods specified by the Securities and Exchange Commission’s rules and forms. During the quarterly period covered by this report, there have not been any changes in our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

     In June 2004, Steven W. Hieronymus, Rhonda Hieronymus and Trend Gaming Systems, LLC filed a claim in the 98th Judicial District Court, Travis County, Texas, STEVEN W. HIERONYMUS, RHONDA HIERONYMUS AND TREND GAMING SYSTEMS, LLC V. THE TEXAS LOTTERY COMMISSION AND GAMETECH INTERNATIONAL, INC, alleging that our judgment against Steven and Rhonda Hieronymus (involving a prior distribution agreement in Virginia) creates an unlawful “credit interest” in Trend Gaming Systems, LLC in violation of the Texas Bingo Enabling Act because Mr. Hieronymus owns a greater than 10% interest in Trend Gaming Systems, LLC. The plaintiffs request an injunction against our enforcement of the judgment against Steven and Rhonda Hieronymus. The plaintiffs have moved for summary judgment and we have filed a cross motion for summary judgment on the issue. Neither motion has been set for hearing. No discovery has been done and no trial date is scheduled. We intend to vigorously defend our position. However, we cannot provide assurance that we will obtain a favorable outcome. An unfavorable outcome could have a material adverse effect on our financial position, cash flows and results of operations.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

     Not Applicable

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

     Not Applicable

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Not Applicable

ITEM 5. OTHER INFORMATION

     Not Applicable

ITEM 6. EXHIBITS AND REPORT ON FORM 8-K

a)
EXHIBITS:

10.26	Employment Agreement dated August 3, 2004 between the Registrant and Cornelius T. Klerk.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Signature	Title	Date
/S/ John B. Furman John B. Furman	Chief Executive Officer and President (Principal Executive Officer)	September 14, 2004

/S/ Cornelius T. Klerk Cornelius T. Klerk	Chief Financial Officer, (Principal Financial Officer)	September 14, 2004

/S/ Ann D. McKenzie Ann D. McKenzie	Corporate Controller, (Principal Accounting Officer)	September 14, 2004