Form 10-K
period 2004-10-31
GAMETECH INTERNATIONAL INC
filed 2005-02-15
CIK 1045014

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended October 31, 2004
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
(Title of class)
     Indicate by check mark whether the registrant (a) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (b) has been subject to such filing requirements for the past 90 days.     Yes ☑          No ☐
      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     ☐
      Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2)     Yes ☐          No ☑
      The aggregate market value of common stock held by nonaffiliates of the registrant (7,274,248 shares) based on the closing price of the registrant’s common stock as reported on the NASDAQ National Market on April 30, 2004, which was the last business day of the registrant’s most recently completed second fiscal quarter, was $28,806,022. For purposes of this computation, all officers, directors, and 10% beneficial owners of the registrant are deemed to be affiliates. Such determination should not be deemed to be an admission that such officers, directors, or 10% beneficial owners are, in fact, affiliates of the registrant.
      As of January 13, 2005, there were outstanding 11,845,014 shares of the registrant’s common stock, par value $0.001 per share.
Documents Incorporated By Reference
      None

GAMETECH INTERNATIONAL, INC.
ANNUAL REPORT ON FORM 10-K
FISCAL YEAR ENDED OCTOBER 31, 2004
Statement Regarding Forward-Looking Statements
      The statements contained in this report on Form 10-K that are not purely historical are forward-looking statements within the meaning of applicable securities laws. Forward-looking statements include statements regarding our “expectations,” “anticipation,” “intentions,” “beliefs,” or “strategies” regarding the future. Forward-looking statements also include statements regarding revenue, margins, expenses, and earnings analysis for fiscal 2005 and thereafter; expansion of products or product development; expansion into new domestic and international markets; potential acquisitions or strategic alliances; and liquidity and anticipated cash needs and availability. All forward-looking statements included in this report are based on information available to us as of the filing date of this report, and we assume no obligation to update any such forward-looking statements. Our actual results could differ materially from the forward-looking statements. Among the factors that could cause actual results to differ materially are the factors discussed in Item 1, “Business — Risk Factors.”

PART I

Item 1.	Business
General
      We design, develop, and market interactive electronic bingo player terminals and systems. We currently market portable terminals, which can be played anywhere within a bingo hall, and fixed-base systems with light-pen or touchscreen-activated monitors. We have portable and fixed-base terminals operating in charitable, Native American, and commercial bingo halls. Both our portable and fixed-base systems display electronic bingo card images for each bingo game. Our electronic bingo terminals enable players to play substantially more bingo cards than they can play on paper cards, typically leading to a greater spend per player and higher profits per bingo session for the bingo operator. We install the electronic bingo systems, typically at no cost to the operator, and charge either a fixed fee per use per terminal per session, a fixed weekly fee per terminal, or a percentage of the revenue generated by each terminal. We typically enter into one- to three-year contracts with bingo operators.
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
      Bingo is a legal enterprise in 47 states (excluding Arkansas, Hawaii, and Utah) and the District of Columbia. Nonprofit organizations sponsor bingo games for fundraising purposes, while Native American, commercial entities, and government-sponsored entities operate bingo games for profit. As of October 31, 2004, we had systems in approximately 25 of the more than 30 states that allow electronic bingo systems for use with charitable and commercial organizations. Under the Indian Gaming Regulatory Act, or IGRA, electronic bingo may be played on Native American lands in the 47 states where bingo is legal. We estimate that bingo currently is played on Native American lands in 30 states. As of October 31, 2004, we had units in operation in Native American bingo halls in 13 of those states. Collectively, as of October 31, 2004, we had products in 36 states and in six foreign countries.
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

Expand Product Offerings
      We plan to continue to expand our product offerings to provide bingo players with more choices and price points. Our wide range of electronic bingo products allow bingo operators to offer players many choices when establishing their purchases for bingo games. Operators are then better positioned to ensure they meet the needs of all levels of customers. We are continuing to focus our efforts on expanding our product lines so bingo operators can offer players everything from low cost terminals to higher priced player terminals, as well as terminals that are capable of supporting a variety of different games that provide a higher level of entertainment value. Our current product portfolio includes four portable models, two with black and white displays and two with color displays, and two fixed-base color terminal offerings.

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

Expand into New Domestic Markets
      As part of our strategy to facilitate the expansion of the charitable electronic bingo market, we are pursuing legislative changes to allow or enhance the environment for electronic bingo in various strategic markets. We are also exploring entering certain states where electronic bingo is currently allowed but which do not currently carry our products.

Expand Internationally
      We plan to continue to expand our operations outside of the United States. We currently have a small installed base of terminals in the United Kingdom, Canada, the Philippines, Norway, and Japan. We are actively pursuing additional expansion into the United Kingdom, and certain provinces in Canada. In the United Kingdom, we are working with major bingo operators to increase player acceptance levels and capitalize on the potential of placing additional electronic bingo terminals in bingo clubs. From time to time, we also evaluate opportunities to expand into other countries.

Develop New Applications
      We maintain an ongoing product development program focused on enhancing our existing products and developing new products and additional applications for our technology. We continue to make significant investment in our research and development department and in outside research and development efforts. We anticipate that the higher level of research and development expenditures experienced in fiscal 2004 will continue during fiscal 2005.
      During 2004, we continued to broaden our placement of a product feature called Pay-N-Playtm, which supports a fast paced or speed bingo game on our fixed based bingo system, as well as introduced the Travelertm, a color portable terminal that provides enhanced graphics and a higher level of entertainment to players. Wide spread release of the Traveler terminal is expected to continue to the general market during fiscal 2005. The Bingo Enhanced Tabs Systemtm is the latest product to be developed for play on our fixed base bingo system. The Bingo Enhanced Tabs System is a pull-tab system which may be placed primarily with Native American customers. Due to potential regulatory changes, we currently believe the market for the Bingo Enhanced Tab System is limited.
      Currently, the Bingo Enhanced Tabs System and the Pay-N-Play feature are offered for use through our wholly owned subsidiary, GameTech Arizona Corporation.
      We developed one-way radio frequency, or RF, for use on several of our portable products during 2002. We will continue with the widespread rollout of this wireless communications function during 2005.

Develop Strategic Alliances/ Acquire Complementary Companies
      We plan to continue to review opportunities to grow through strategic alliances and acquisitions that could extend our presence into new geographic markets, expand our client and product base, add new products, and provide operating synergies.
Products
      We provide bingo operators with a variety of electronic player terminals and back-office management systems. Our player terminals operate on a proprietary operating system known as the Diamondtm system. This operating system includes Point-of-Sale, or POS, functionality and player tracking for bingo operators that allow them to consolidate to one system for selling paper and electronics, while also loading the appropriate sales information to electronic player terminals. The Diamond system provides bingo operators a verifier that confirms whether a called “BINGO” is legitimate and has been won on a bingo card (whether electronic or paper) that was sold during the session being played.
      We also offer bingo operators a back-office management system known as AllTrak® 2 while continuing to support our legacy product, AllTrak®. AllTrak 2 is typically integrated with our electronic bingo terminals to provide a bingo hall with a package of accounting and marketing information that enhances the bingo operator’s ability to manage the bingo hall. The original AllTrak back-office management system operates a multi-purpose DOS-based back-office accounting system for bingo hall operators on a PC platform. The AllTrak 2 system is a Windows-based, multi-purpose accounting system for bingo hall operators running on standard PCs. Both AllTrak systems operate together with the Diamond system and significantly enhance the user interface at POS terminals. In addition, the systems provide inventory-tracking capabilities for bingo paper, complete sales data, player tracking systems and more.
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

Portable Bingo Systems
      We currently have the following four variations of portable bingo terminals in commercial use:

•	the TED[2]Ctm terminal, our top of the line color portable terminal;

•	the Traveler terminal, our state-of-the-art color portable terminal;

•	the Palm Top terminal, which is our high-end black and white portable terminal; and

•	the TED® terminal, which is our lower-cost black and white portable terminal.
      Our portable bingo systems operate similarly to our fixed-base systems. As numbers are input into the terminals, either manually or by way of wireless communication, each bingo card being played is then simultaneously marked. These terminals can mark up to 600 cards per game. In a portable system, the file server, caller unit, and sales units are similar to, and can be shared with, those of fixed-base systems. The portable terminal can recognize almost any bingo game format that the bingo operator wishes to play and alerts the player, both audibly and visually, when “BINGO” has been achieved. Portable terminals are battery powered with rechargeable battery packs. Portable terminals are recharged between bingo sessions in charging crates, which handle 27 Palm Top, 25 TED, 12 TED2C and 12 Traveler terminals, respectively.
      The TED2C terminal is our premier portable product. With a color screen and clear, easy to see graphics similar to our fixed-base bingo systems, it offers a superior player experience. The TED2C terminal can display up to 16 cards at one time and play up to 600 cards in one game. This easy-to-use device operates using either the AllTrak 2 back-office system or Diamond® POS system.
      The Traveler is a portable player terminal that incorporates a next generation of technology that we plan to use as a foundation for future products. Traveler is designed to cater to players who prefer a compact portable terminal with a color display and wireless communications. The terminal utilizes our crate loading methodology eliminating the need to load a player’s information into an individual terminal at the POS station. This easy-to-use device operates using either the AllTrak 2 back-office system or the Diamond POS system.
      The Palm Top terminal is the high-end black and white portable in our product portfolio. It shows three bingo card faces at all times and can play up to 600 cards in one game. This device resembles a palm top PC and operates on a 386 processor using the Diamond POS system. We plan to replace most of our Palm Top terminals with Traveler terminals during the next several fiscal years.
      The TED terminal is the lower-cost version of our Palm Top. With the exception of appearance, the TED terminal operates in all aspects on a similar basis as the Palm Top. The TED terminal can display four bingo cards at a time rather than three cards as in the case of the Palm Top. The TED terminal functions from a proprietary motherboard and operates using the Diamond POS system and the AllTrak or AllTrak 2 back-office system.

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
      In 2004, we developed the Bingo Enhanced Tabs System, a main menu system that combines player access to bingo and pull tab games for use on our fixed-base terminals. This system allows operators to offer an exciting variety of pull tab based games as well as traditional bingo games on our units. The Bingo Enhanced Tabs System currently is in beta testing at one Native American account. Due to potential regulatory changes, we currently believe the market for the Bingo Enhanced Tabs System is limited.
      During 2003, we introduced a new product feature called Pay-N-Play, which supports a fast paced or speed bingo game on our fixed based units. This application of the Pay-N-Play feature requires a strictly electronic bingo atmosphere where players make their card purchases on a game-by-game basis rather than for a fixed number of games. The prize board for each game using the Pay-N-Play feature is determined as a percentage of the total amount wagered on each game, helping to ensure a profitable game for the operator. This feature allows operators to offer a bingo based game to players during non-session times of the day, as well as during regular sessions, helping them increase their revenue per square foot in dedicated bingo areas. We expect to continue to receive a strong demand for the Pay-N-Play feature throughout fiscal 2005 as bingo operators seek to expand their ability to offer players a variety of entertainment choices. The Pay-N-Play feature is currently available for use in a limited number of charitable bingo jurisdictions and we intend to expand availability during the year. Pay-N-Play is available for broad use in Native American locations.
      In 2001 we developed the TED2C terminal, followed by the Traveler terminal in 2003. We are dedicating resources to further enhance the AllTrak 2 system to provide complete business solutions to bingo operators. We are consistently improving and upgrading our software applications. We are also spending significant amounts of time and expense on systems security improvements and applications.
      We developed one-way radio frequency, or RF, for use on several of our portable products during 2002. We will continue with the widespread rollout of this wireless communications function during 2005.
      During fiscal 2004, we spent approximately $5.2 million for company-sponsored research and development activities compared with approximately $4.7 million during fiscal 2003. We conduct an ongoing research and development program to enhance the features and capabilities of our bingo systems, to maintain a competitive advantage in the marketplace, and to extend our product line with new games and applications.
Sales, Marketing, and Distribution
      We utilize a network of third-party distributors as well as a direct sales force to promote the use and placement of our electronic bingo terminals and systems.

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
      Our installation package typically includes the following:

•	installation by us at no cost to the bingo operator;

•	training sessions for the bingo staff;

•	promotional sessions to introduce players to the system;

•	advertising package and point-of-sale materials; and

•	an ongoing service and maintenance program.

Target Markets
      We target the thousands of charities licensed to operate bingo games in the United States and Canada. We also target Native American bingo halls and commercial entities. As of December 31, 2004, we had approximately 500 locations serving approximately 1,500 bingo operators, including many charitable bingo halls in which we or our distributors have multiple customers. For the year ended October 31, 2004, portable terminals generated approximately 74% of our revenue and fixed-based terminals generated approximately 26% of our revenue.
      As of December 31, 2004, we operated in 36 states and six foreign countries. We are actively pursuing additional opportunities in other states and countries as well as increased activity at existing sites.
Materials and Supplies
      The hardware portion of our TED and TED2C terminals are assembled by Electronic Evolution Technologies, Inc., or EET, a Nevada-based manufacturer. In addition, EET refurbishes those TED, Palm Top, and TED2C terminals that we do not refurbish internally. Our Traveler terminals are assembled by Western Electronics, an Idaho-based manufacturer. We do not have any long-term supply contracts with EET or Western Electronics.
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
Intellectual Property
      We have registered trademarks with the U.S. Patent and Trademark Office for the following names: “TED,” “TED2C,” “Bingo Card Minder,” “Bingo Technologies Corporation,” “AllTrak,” “AllTrak2,” “Cadillac Bingo,” “Diamond Bingo,” “Diamond Plus Bingo,” “Diamond Ted,” “Diamond Elite,” and “The Electronic Dauber.” We have trademark applications pending with the U.S. Patent and Trademark Office for the following names: “Diamond Pro,” “Diamond VIP,” “GameTech and Design,” “Pay-N-Play,” “GameTech,” “Hot Jewels,” “Race Tabs,” “Bingo Enhanced Tabs System,” “Blazing Quarters,” Electronic Daubing Goes Extreme,” “Nevada Classic,” “Sunken Treasurer,” “The Bingo Players Choice,” “Firestar,” and “Traveler.” We have registered Canadian trademarks for the following names: “Diamond Ted,” and “The Bingo’s Players Choice.” We have Canadian trademark applications pending for the following names: “Diamond Bingo,” “Diamond Plus Bingo,” “Race Tabs,” “AllTrak,” “GameTech,” “GameTech and Design,” “Diamond Elite,” “Diamond Pro,” “Diamond VIP,” “Pay-N-Play,” “TED,” and “TED2C.” We have registered Norwegian trademarks for the following names: “GameTech and Design” and “TED.” We have Norwegian trademark applications pending for the following names: “GameTech” and “Pay-N-Play.” We cannot provide assurance that any of our domestic or foreign trademark applications will be granted. In June 2004, we received a patent from the U.S. Patent and Trademark Office for a feature within our wireless communication system.
Competition
      The electronic bingo industry is characterized by intense competition based on various factors, including the ability to enhance bingo hall operations and to generate incremental revenue for bingo hall operators through product appeal to players, ease of use, serviceability, customer support and training, distribution, name recognition, and price. We compete primarily with other companies providing electronic bingo terminals, including California Concepts, Bettina Corp., Bingo Brain, Inc., EZ Bingo, FortuNet, Inc., Planet Bingo, and BK Entertainment. In addition, we compete with other similar forms of entertainment, including casino gaming, other forms of Class II gaming, and lotteries. Increased competition has resulted in price reductions, reduced operating margins, conversion from lease to sale of competitors units, and loss of market share, any of which could materially and adversely affect our business, operating results, and financial condition. Furthermore, existing and new competitors may expand their operations in our existing or potential new markets. We have attempted to counter competitive factors by providing superior service, new, innovative, and quality products and software improvements. We believe that the quality of our full array of portable and fixed-base bingo systems, combined with superior service and customer support, differentiate us from our competitors.
Government Regulation
      We are subject to regulation and oversight by governmental authorities in virtually all jurisdictions in which we conduct business. As of December 31, 2004, we held approximately 66 licenses with various regulatory agencies. The regulatory requirements vary from jurisdiction to jurisdiction. Governmental regulations may require licenses, approvals, findings of suitability, or qualifications for our company as well as for our products, officers, directors, certain personnel, significant stockholders, or other associated parties. The term “significant stockholder” typically refers to any beneficial owner of 5% or greater of our capital stock. Any person who fails or refuses to comply with these regulatory requirements could be subject to disciplinary or legal action, which could adversely impact our company, including the loss of any existing license and our ability to conduct business in one or more jurisdictions. The licensing approval and finding of suitability processes can be lengthy and expensive. On Native American lands, regulation results from the laws of each tribe, the provisions of IGRA, and various state compacts. Many jurisdictions have comprehensive licensing, reporting, and operating requirements with respect to the manufacture, distribution, sale, lease, use, and operation of bingo and bingo-related products, including electronic bingo equipment. These requirements have a direct impact on the conduct of our day-to-day operations. In substantially all states in which charitable bingo is legal, the state imposes operating restrictions on the game of bingo and on the form of business relations we can have with the charitable entities. Generally, regulatory authorities may deny applications for licenses, other approvals, or findings of suitability for any cause they may deem reasonable. There can be no assurance that our company or our hardware or software products, personnel, officers, directors, significant stockholders, or other associated parties will receive or be able to maintain any necessary licenses, other approvals, or findings of suitability. The loss of a license in a particular state may prohibit us from realizing revenue in that state and may adversely impact our license and ability to realize revenue in other states. Any change in law or regulation by a state or federal agency, or an unfavorable interpretation of any law or regulation, could adversely impact our ability to earn revenue.

Nevada Regulation
      We are currently classified as a manufacturer and distributor of associated equipment pursuant to the provisions of the Nevada Gaming Control Act and regulations promulgated thereunder. Associated equipment manufacturers and distributors that sell, transfer, or offer associated equipment for use or play in Nevada may be required to file a licensing application for a finding of suitability at the discretion of the Nevada Gaming Commission on the recommendation of the Nevada Gaming Control Board. We have voluntarily applied for such finding of suitability, but there can be no assurance that we will be found suitable. Our associated equipment is subject to evaluation and approval by the state of Nevada prior to product placement or installation. Each of our associated equipment products that are in distribution in Nevada (except for those products in research and development) have been submitted to and approved by the state of Nevada.

Native American Regulation
      Gaming on Native American lands, including the terms and conditions under which gaming equipment can be sold or leased to Native American tribes, is or may be subject to licensing and regulation under IGRA and other laws of the federal government, the tribes, and the host state, where applicable. Under IGRA, gaming activities are classified as Class I, II, or III. Class I gaming includes social games played solely for prizes of minimal value, or traditional forms of Native American gaming engaged in as part of, or in connection with, Native American ceremonies or celebrations. Class II gaming includes bingo and other card games authorized or not explicitly prohibited and played within the host state, but does not include banking card games, such as baccarat or blackjack. Class III gaming includes all forms of gaming that are not Class I or Class II, including slot machines, casino style games or any other games prohibited by the host state. A Native American tribe typically conducts Class II gaming under IGRA without having entered into a written compact with its host state if the host state permits similar forms of gaming, but must enter into a separate written compact with the state in order to conduct Class III gaming activities. Under IGRA, tribes are required to regulate all gaming under ordinances approved by the Chairman of the National Indian Gaming Commission (“NIGC”). These ordinances may impose standards and technical requirements on gaming hardware and software, and may impose registration, licensing, and background check requirements on gaming equipment manufacturers and suppliers and their key personnel, officers, directors, and stockholders. The NIGC has undertaken an effort to provide further clarity with respect to game classification and technical standards, and has communicated its intention to formally issue its guidance documents sometime during the summer of 2005. We can make no assurance that the NIGC’s final work product will not have a material adverse effect on our business, results of operations and financial condition.
      IGRA defines Class II gaming to include “the game of chance commonly known as bingo, whether or not electronic, computer or other technologic aids are used in connection therewith,” and defines Class III gaming to include “electronic or electromechanical facsimiles of any game of chance or slot machines of any kind.” We believe that our portable and fixed-base terminals and the software they operate are Class II products. In the event that either is classified as a Class III product, such a designation would reduce the potential market for the devices because only Native American gaming halls that have entered into a Native American-state compact that permits Class III electronic gaming systems would be permitted to use the device, unless we could modify the systems to have them reclassified as a Class II game. We may not be able to make any such modifications in the event of such a classification.

Federal Regulation
      The Federal Gambling Devices Act of 1962, also called the Johnson Act, generally makes it unlawful for a person to manufacture, deliver, or receive gaming machines, gaming machine-type devices, and components across state lines or to operate gaming machines unless that person has first registered with the U.S. Department of Justice. We are registered with the Department of Justice. In addition, the Johnson Act imposes various record keeping, annual registration, equipment registration, and equipment identification requirements. Violation of the Johnson Act may result in seizure and forfeiture of the equipment as well as other penalties.

Regulation of Electronic Bingo Systems
      Our electronic bingo products, including our portable and fixed-base terminals, encounter greater regulation than traditional bingo played with paper cards. Applicable federal, state, Native American, and local regulations and enforcement vary significantly by jurisdiction.
      Electronic bingo in charitable halls is less widely permitted than bingo played with paper cards, primarily because many state laws and regulations were enacted before electronic bingo was introduced. We believe that electronic bingo in charitable halls is currently permitted in more than 30 of the 50 states. Because many state laws and regulations are silent or ambiguous with respect to electronic bingo, changes in regulatory and enforcement personnel could impact the continued operation of electronic bingo in some of these states. In addition, some regulatory authorities require the demonstration, testing, approval, or modification of electronic bingo systems prior to placement.

Systems Security Requirements
      The integrity and security of electronic bingo systems are closely scrutinized by certain jurisdictions in which we operate. Changes in the technical requirements for approved electronic bingo systems in various charitable and Native American jurisdictions could prohibit us from operating in those jurisdictions or could require us to substantially modify our products at significant expense.

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
Employees
      As of January 1, 2005, we had approximately 240 full-time equivalent employees. We are not subject to collective bargaining agreements with our employees, and we believe that our relations with our employees are good.
Risk Factors
      The following factors, in addition to those discussed elsewhere in this report, should be carefully considered in evaluating our company and our business.

We depend on the bingo and electronic bingo industry.
      Our future revenue and profits depend upon continued market acceptance of our products and services, the continued penetration of electronic bingo into bingo halls nationwide, and various other factors, many of which are beyond our control. For example, we depend on the continued popularity of bingo as a leisure activity and as a means of charitable fundraising. The bingo industry is a mature industry and has declined and we anticipate continuing declines in the future as a result of an increase in competing forms of entertainment, including those resulting from developments in online gaming and the continued expansion of the legalization of casino gaming, such as riverboat gaming and gaming on Native American lands.

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

We may need additional cash resources to support our existing operations and execute our growth strategy and such cash resources may not be available.
      Our financial resources have decreased during fiscal 2004 and we have experienced a downward trend in our cash flows from operating activities. Our cash, cash equivalents, and short-term investments have decreased over each of the last four fiscal quarters. As of October 31, 2004, we had cash, cash equivalents, and short-term investments of $8.7 million, and as of October 31, 2003, we had cash, cash equivalents, and short-term investments of $12.0 million.
      We have a $2.5 million line of credit with Wells Fargo Bank, N.A. that expires April 2, 2005. No assurance can be made for renewal. The credit line was reduced from $5.0 million due to our results of operations and resulting failure to maintain certain financial covenants, as well as our litigation loss contingency. At February 14, 2005, we were not in compliance with certain of the financial covenants and expect that we will not be in compliance with such covenants through April 2, 2005. The bank has agreed to continue the lending relationship, however, the bank reserves the right to terminate the agreement at their discretion. There was no outstanding balance as of October 31, 2004. If cash generated from our operations is insufficient to fund our business and if additional financing is not otherwise available to us, we will have to implement additional measures to conserve cash and reduce costs, which may include, among other things, making additional cost reductions, reducing the scale of our operations, reducing our investment in research and development, and reducing our sales force. However, we cannot assure you that such measures would be successful. Our failure to raise required additional funds or to maintain or obtain increases in our line of credit would adversely affect our ability to:

•	maintain, develop, or enhance our product offerings;

•	take advantage of future opportunities;

•	respond to competitive pressures;

•	expand operations; or

•	execute our growth strategy.
      In the event our efforts to reduce costs are unsuccessful, we will likely need additional sources of financing in order to carry on our operations as presently conducted. Any financing may include bank borrowings or public or private offerings of equity or debt securities. We cannot assure you that such additional sources of financing will be available on acceptable terms, if at all.

We depend on third-party suppliers for portable terminals.
      The hardware portion of our TED and TED2C terminals are assembled by Electronic Evolution Technologies, Inc., or EET, a Nevada-based manufacturer. In addition, EET refurbishes those TED, Palm Top, and TED2C terminals that we do not refurbish internally. Our Traveler terminals are assembled by Western Electronics, an Idaho-based manufacturer. We believe either manufacturer could assemble any of our portable terminals. We would need to locate a replacement contract manufacturer if both EET and Western Electronics ceased doing business with us. Although we believe that we could locate a substitute contract manufacturer, any such replacement would involve some delay, and we may not be able to procure, substitute, or produce our terminals without significant interruption or price increase. Any failure of our company to receive refurbished or new terminals could have a material adverse effect on our business, results of operations, and financial condition.

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

If our games were classified as Class III games under the Indian Gaming Regulatory Act, we may not be able to obtain the necessary approvals to operate our business, or we may have to modify our systems to be classified as Class II games.
      Our operations in Native American gaming halls, which generated approximately 26% of our revenue during fiscal 2004, are subject to Native American and federal regulation under IGRA, which established the National Indian Gaming Commission, or NIGC. The NIGC has the authority to adopt rules and regulations to enforce certain aspects of IGRA and to protect Native American interests. Under IGRA, electronic bingo devices similar to ours have previously been determined by the NIGC to be Class II products that are subject solely to Native American regulation as approved by the NIGC. We believe our electronic bingo systems meet all of the requirements of a Class II game. We cannot provide assurance that the NIGC will not enact future regulations or reinterpret existing regulations in such a manner so as to limit the authority of tribes to self-regulate Class II gaming or to change the definition of Class II gaming in such a manner that our electronic bingo systems are classified as a Class III game under IGRA. If classified as Class III games, our electronic bingo systems could become subject to federal and state regulation through the Johnson Act and through Native American-state compacts required for Class III games played on Native American lands. In that event, or in the event other federal laws are enacted or interpreted differently that would subject our operations on Native American lands to state regulation, we may not be able to modify our electronic bingo systems to be classified as Class II games, or we may not obtain the necessary state approval and licenses to continue our operations in Native American gaming halls. Any such event could have a material adverse effect on our business, results of operations, and financial condition. Any modifications of our electronic bingo systems would also have the additional risk that such modifications would not appeal to customers or be acceptable to the Native American tribes.

Nevada Regulation
      We are currently classified as a manufacturer and distributor of associated equipment pursuant to the provisions of the Nevada Gaming Control Act and regulations promulgated thereunder. Associated equipment manufacturers and distributors that sell, transfer, or offer associated equipment for use or play in Nevada may be required to file a licensing application for a finding of suitability at the discretion of the Nevada Gaming Commission on the recommendation of the Nevada Gaming Control Board. We have voluntarily applied for such finding of suitability, but there can be no assurance that we will be found suitable. Should we fail to be found suitable, we would no longer be able to provide products in Nevada and we would be forced to move our corporate operations out of the state at considerable expense to our Company.

We rely on the Texas market for a significant portion of our revenue.
      The concentration of our revenue in the Texas market, which generated approximately 19% of fiscal 2004 revenue, potentially heightens the exposure of regulatory changes or market changes that may prevent or impede us from doing business in that state. Furthermore, the loss of or inability of our company to find suitable distributors in Texas, where state law requires electronic bingo devices and systems to be placed through qualified distributors, could cause a material adverse effect on our business, results of operations, and financial condition.

The electronic bingo industry is extremely competitive.
      The electronic bingo industry is characterized by intense competition based on, among other things, the ability to enhance the operations of and to generate incremental sales for bingo operators through product appeal to players, ease of use, ease of serviceability, customer support and training, distribution, name recognition, and price. Increased competition may result in price reductions, reduced operating margins, conversion of terminals from lease to sale, and loss of market share, any of which could materially and adversely affect our business, operating results, and financial condition. Additionally, many of our competitors do not face the same level of public company costs and administrative costs that we face, or face the same expense level for maintaining as broad a product line. Furthermore, existing and new competitors may expand their operations in our existing or potential new markets. In addition, we compete with other similar forms of entertainment, including casino gaming and lotteries. In Native American casinos, competition for space on the casino and bingo room floor is very intense. All forms of gaming compete for square footage at Native American casinos. We can make no assurances that Native American casinos currently leasing our equipment will not significantly limit the play of bingo or eliminate it entirely.

Investors may not be able to exercise control over our company as a result of principal stockholders’ ownership.
      The current executive officers and directors of our company beneficially own 39.6% of our outstanding common stock. As a result, the executive officers and directors of our company can significantly influence the management and affairs of our company and all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. This concentration of ownership could have the effect of delaying or preventing a change in control of our company, even when such change of control is in the best interests of stockholders. This concentration of ownership also might adversely affect the market price of the common stock and the voting and other rights of our company’s other stockholders.

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
      As part of our growth strategy, we may acquire complementary businesses and assets. Acquisitions that we may make in the future could result in the diversion of time and personnel from our business. We also may issue shares of common stock or other securities in connection with acquisitions, which could result in the dilution of the voting power of existing stockholders and could dilute earnings per share. Any acquisitions would be accompanied by other risks commonly encountered in such transactions, including the following:

•	difficulties integrating the products, operations, and personnel of acquired companies;

•	the additional financial resources required to fund the operations of acquired companies;

•	the potential disruption of our business;

•	our ability to maximize our financial and strategic position by the incorporation of acquired technology or businesses with our product offerings;

•	the difficulty of maintaining uniform standards, controls, procedures, and policies;

•	the potential loss of key employees of acquired companies;

•	the impairment of employee and customer relationships as a result of changes in management;

•	significant expenditures to consummate acquisitions; and

•	difficulties in meeting applicable regulatory requirements.
      As a part of our acquisition strategy, we may engage in discussions with various businesses regarding their potential acquisition. In connection with these discussions, we may exchange confidential operational and financial information with each potential acquired business and each of us may conduct due diligence inquiries and consider the structure, terms, and conditions of the potential acquisition. In certain cases, the prospective acquired business may agree not to discuss a potential acquisition with any other party for a specific period of time, may grant us certain rights in the event the acquisition is not completed, and may agree to take other actions designed to enhance the possibility of the acquisition. Potential acquisition discussions may take place over a long period of time, may involve difficult business integration and other issues, and may require solutions for numerous family relationships, management succession, and related matters. As a result of these and other factors, potential acquisitions that from time to time appear likely to occur may not result in binding legal agreements and may not be consummated. Our acquisition agreements may contain purchase price adjustments, rights of set-off, and other remedies in the event that certain unforeseen liabilities or issues arise in connection with an acquisition. These remedies, however, may not be sufficient to compensate us in the event that any unforeseen liabilities or other issues arise.

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
      We plan to expand within our existing markets and into foreign and domestic bingo markets in which we have no previous operating experience. We may not be able to maintain profitability or manage successfully the aggressive expansion of our existing and planned business. Our failure to manage growth effectively could have a material adverse effect on our business, results of operations, and financial condition.

Sales of additional shares of common stock, or the potential for such sales, could have a depressive effect on the market price of our common stock.
      As of January 13, 2005, we had outstanding 11,845,014 shares of common stock. Approximately 7.3 million of such shares are eligible for resale in the public market without restriction or further registration. The remaining approximately 4.5 million shares of common stock outstanding are held by affiliates of our company and may be sold only in compliance with the volume and other limitations of Rule 144. Sales of substantial amounts of common stock by stockholders in the public market, or even the potential for such sales, are likely to adversely affect the market price of the common stock and could impair our ability to raise capital by selling equity securities. Moreover, the shares of common stock issuable upon exercise of outstanding options will be freely tradable without restriction unless acquired by affiliates of our company. The issuance of such freely tradable shares will result in additional outstanding shares of common stock and will create additional potential for sales of additional shares of common stock in the public market.

We have limited protection of our intellectual property.
      We regard our products as proprietary and rely primarily on a combination of patent law, copyrights, trademarks, trade secret laws, licensing agreements, and employee and third-party non-disclosure agreements to protect our proprietary rights. Defense of intellectual property rights can be difficult and costly, and we may not be able to protect our technology from misappropriation by competitors or others. In addition, the protections offered by trademark, copyright, and trade secret laws may not prevent a competitor from designing electronic bingo systems having appearance and functionality that closely resemble our systems.

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

Failure to achieve and maintain effective internal controls in accordance with Section 404 of the Sarbanes-Oxley Act could have a material adverse effect on our business and stock price.
      Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, beginning with our Annual Report on Form 10-K for the fiscal year ending October 31, 2005, we will be required to furnish a report by our management on our internal control over financial reporting. We were not subject to these requirements for the fiscal year ended October 31, 2004. The internal control report must contain (i) a statement of management’s responsibility for establishing and maintaining adequate internal control over financial reporting, (ii) a statement identifying the framework used by management to conduct the required evaluation of the effectiveness of our internal control over financial reporting, (iii) management’s assessment of the effectiveness of our internal control over financial reporting as of the end of our most recent fiscal year, including a statement as to whether or not internal control over financial reporting is effective, and (iv) a statement that our independent registered public accounting firm has issued an attestation report on management’s assessment of internal control over financial reporting.
      In order to achieve compliance with Section 404 within the prescribed period, beginning on our next fiscal year, we are engaged in a process to document and evaluate our internal control over financial reporting, which is both costly and challenging. In this regard, we will need to dedicate internal resources, engage outside consultants, and adopt a detailed work plan to (i) assess and document the adequacy of internal control over financial reporting, (ii) take steps to improve control processes where appropriate, (iii) validate through testing that controls are functioning as documented, and (iv) implement a continuous reporting and improvement process for internal control over financial reporting. Despite our efforts, we can provide no assurance as to our, or our independent registered public accounting firm’s, conclusions as of October 31, 2005 with respect to the effectiveness of our internal control over financial reporting under Section 404. There is a risk that neither we nor our independent registered public accounting firm will be able to conclude at October 31, 2005 that our internal controls over financial reporting are effective as required by Section 404. This may result in an adverse reaction in the financial markets due to a loss of confidence in the reliability of our financial statements.

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
      Our corporate headquarters are located in Reno, Nevada, in a 41,000 square-foot leased facility under a lease that expires in November 2010. We also operate two regional facilities: a 8,080 square-foot site in Broadview Heights, Ohio, and a 4,115 square-foot site in Southlake, Texas. We lease facilities in Truckee, California for GameTech Arizona, a subsidiary of GameTech International. The Ohio lease expires in November 2006 and the Texas lease is month to month. We lease several other facilities, none of which are material to our operations. We believe that our facilities will be adequate for our needs for the foreseeable future.

Item 3.	Legal Proceedings
      On March 22, 2001, we filed a claim in the United States District Court, District of Arizona, GAMETECH INTERNATIONAL, INC. V. TREND GAMING SYSTEMS, LLC, CV 01-540 PHX PGR, seeking a declaratory judgment that we are not in material breach of our November 1, 1999 distribution agreement with Trend Gaming Systems, LLC (“Trend”) and seeking damages for past due payments and wrongful withholdings by Trend. Trend has counterclaimed, alleging that its payments are in compliance with its contractual obligations and that it is entitled to withhold certain monies. Trend also contends that we are in breach of certain of our contractual obligations to Trend or its customers. On December 16, 2002, the court entered at our request an order enjoining Trend from using approximately $540,000 in funds it had collected on our behalf, pending a trial on our ownership interest in those funds. The money has been placed in a bank account subject to the court’s control and now totals approximately $585,000. In addition, collections of accounts receivable by Trend, if any, will also be placed in that account, pending the resolution of the case. We have posted a $450,000 deposit with the court, which is presented as restricted cash on our consolidated balance sheet. The company fully reserved the accounts receivable from Trend as of October 31, 2004 and 2003. Trend filed a motion for summary judgment alleging that the termination of the distribution agreement was improper. On May 16, 2003, the court dismissed Trend’s motion for summary judgment. On December 2, 2003, Trend filed a renewed motion for summary judgment alleging that we did not have the right to terminate the distribution agreement based upon Trend’s failure to ensure that we received our minimum rate of return. The court, on March 19, 2004, denied Trend’s renewed motion for summary judgment. Trial in this matter commenced October 4, 2004. On November  1, 2004, the jury returned a verdict in favor of Trend against us. The jury awarded Trend $3,527,000 in compensatory damages. Trend concedes that it is not entitled to prejudgment interest on that sum. Trend seeks an award of $810,000 in legal fees and $26,000 in expenses and costs. We plan to contest the fee request. The jury also awarded us $735,000 in compensatory damages for funds Trend collected on our behalf. No judgment has been entered in the case. Following entry of judgment, we will move for a new trial. Should the court not grant a new trial, we intend to post a supersedeas bond to stay collection while we take an appeal to the Ninth Circuit Court of Appeals. We expect that it will be required to collateralize the supersedeas bond with cash. Any cash used in the collateralization of the bond would be accounted for as restricted cash on our consolidated balance sheet. We cannot provide assurance that we will succeed in setting the judgment aside by the trial or appellate court. For the year ended October 31, 2004 we have recorded an estimated loss contingency in the Trend Gaming Systems litigation of $3,628,000, which is estimated based on the amounts of the judgment described above. The estimated loss contingency is included in operating expenses in the statement of operations.

      In June 2004, Steven W. Hieronymus, Rhonda Hieronymus and Trend Gaming Systems, LLC filed a claim in the 98th Judicial District Court, Travis County, Texas, STEVEN W. HIERONYMUS, RHONDA HIERONYMUS AND TREND GAMING SYSTEMS, LLC V. THE TEXAS LOTTERY COMMISSION AND GAMETECH INTERNATIONAL, INC, alleging that our judgment against Steven and Rhonda Hieronymus (involving a prior distribution agreement in Virginia discussed below) created an unlawful “credit interest” in Trend Gaming Systems, LLC in violation of the Texas Bingo Enabling Act because Mr. Hieronymus owns a greater than 10% interest in Trend Gaming Systems, LLC. The matter was dismissed in December 2004 via non-suit.
      On October 30, 2002, Capital Gaming Supplies (“Capital”) filed a claim in the United States District Court, Southern District of Mississippi, CAPITAL GAMING SUPPLIES, INC. V. GAMETECH INTERNATIONAL, INC. Civil Action No. 3:02 CV1636WS, seeking a judgment that we tortiously interfered with alleged existing and prospective customer accounts. We denied the allegations and filed a counter-claim seeking a judgment that Capital tortiously interfered with our customer accounts. On April 18, 2003, Capital filed an amended complaint adding other claims against us and other defendants, including a claim for malicious breach of contract against International Gaming Systems, Inc. (“IGS”), and its principals. In November 2002, we acquired certain assets of IGS and we assumed certain claims filed by Capital against IGS and its principals. Capital sought compensatory and punitive damages from all defendants. On September 30, 2004, the district court entered a summary judgment in favor of all defendants dismissing all of Capital’s claims with prejudice. Capital is currently appealing the judgment to the Fifth Circuit Court of Appeals. We continue to believe that Capital’s claims are without merit and that the district court’s judgment will be affirmed. However, we cannot provide assurance that we will successfully defend the judgment on appeal. An unfavorable outcome could have a material adverse effect on our financial position, cash flows and results of operations.
      On March 2, 2004 the jury rendered a unanimous verdict in our favor awarding compensatory and punitive damages against Trend Gaming (involving a prior distribution agreement in Virginia) in the total amount of approximately $1.5 million. The jury also returned a verdict against Steven W. and Rhonda Hieronymus awarding compensatory and punitive damages of $1,030,000. The court reduced compensatory damages against Trend Gaming to $1,055,000. The court affirmed $150,000 in punitive damages against Trend Gaming and awarded GameTech costs of suit in the amount of $650,000. Compensatory damages against Mr. And Mrs. Hieronymus have been reduced to $762,000 but the punitive damage award against them in the amount of $150,000 remains unchanged. Of the total compensatory damages of $1.1 million awarded to us, $762,000 represents compensation for lost profits. We can only collect such damages from one of the defendants to avoid a double recovery. We have not recorded an estimated gain contingency as we can make no assurances whether we will be able to collect any award from the defendants.
      We are involved in various other legal proceedings arising out of the ordinary course of our business. We do not believe that any of those proceedings will have a material adverse effect on our business, financial position, or results of operations.

Item 4.	Submission of Matters to a Vote of Security Holders
      We held our 2004 Annual Meeting of Stockholders on September 22, 2004. The following nominees were elected to the Company’s Board of Directors to serve as directors until the next annual meeting of stockholders or until their successors are elected and qualified:

Nominee	Votes in Favor	Withheld

Richard T. Fedor	10,441,797	591,108
Vern D. Blanchard	10,402,482	630,423
Donald K. Whitaker	11,022,505	10,400
John B. Furman	11,006,505	26,400

Although Clarence H. Thiesen was named as a director nominee in our prior statement, Mr. Thiesen resigned as a member of our Board of Directors on September 13, 2004.
      The following additional item was voted upon by our stockholders:

Proposal to ratify the appointment of Ernst & Young LLP as our independent registered public accounting firm for the fiscal year ending October 31, 2004.

Votes in Favor	Opposed	Abstained	Broker Non-Vote

11,029,458	3,247	200	0

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities
      Our common stock is listed on the Nasdaq National Market under the symbol “GMTC.” The following table sets forth high and low sales prices of our common stock for the period indicated as reported on the Nasdaq National Market.

	High	Low

Fiscal Year Ended October 31, 2003
First Quarter	$5.25	$3.05
Second Quarter	$3.45	$2.41
Third Quarter	$3.96	$2.76
Fourth Quarter	$3.69	$2.97
Fiscal Year Ended October 31, 2004
First Quarter	$4.70	$3.09
Second Quarter	$4.55	$3.58
Third Quarter	$6.05	$3.66
Fourth Quarter	$5.47	$3.80
Fiscal Year Ended October 31, 2005
First Quarter (through January 13, 2005)	$5.15	$3.46
      On January 13, 2005, the closing sales price of our common stock was $4.75 per share. On January 13, 2005, there were 205 record holders of our common stock.
Dividend Policy
      During December 2003, we announced the initiation of an ongoing quarterly dividend after our Board of Directors reviewed current business conditions and future prospects. We declared ongoing quarterly dividends of approximately $0.03 per share per quarter. In December 2004, the Board decided that payment of a quarterly dividend was inconsistent with the growth objectives of the company and ended the quarterly dividend policy effective January 10, 2005. Any payment of future dividends will be at the discretion of our Board of Directors and will depend upon, among other factors, our earnings, financial condition, capital requirements, level of indebtedness, contractual restrictions with respect to the payment of dividends, and other considerations that our Board of Directors deems relevant.

Item 6.	Selected Financial Data
      The selected consolidated statement of operations data for the fiscal years ended October 31, 2004, 2003, and 2002 and the selected consolidated balance sheet data set forth below at October 31, 2004 and 2003, have been derived from our consolidated financial statements, which have been audited by Ernst & Young LLP, independent registered public accounting firm, included elsewhere herein. The selected consolidated statement of operations data for the years ended October 31, 2001 and 2000 and the selected consolidated balance sheet data set forth below at October 31, 2002, 2001 and 2000 have been derived from our audited consolidated financial statements not included herein. The selected financial data set forth below should be read in conjunction with the Financial Statements and Notes thereto and with “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” appearing elsewhere in this report.

	Years Ended October 31,

	2004	2003	2002	2001	2000

	(Dollars and shares in thousands, except per share amounts)
Statement of Operations Data:
Revenue	$51,490	$52,329	$48,861	$48,536	$49,695
Cost of revenue	24,027	21,775	18,982	22,185	16,011

Gross profit	27,463	30,554	29,879	26,351	33,684
Operating expenses:
General and administrative	11,154	11,426	9,535	14,995	12,223
Sales and marketing	12,561	12,323	13,245	14,400	12,680
Research and development	5,179	4,692	2,671	2,780	1,938
Loss contingency	3,628	—	—	—	—
Impairment of goodwill	6,625	—	—	—	—

Total operating expenses	39,147	28,441	25,451	32,175	26,841

Income (loss) from operations	(11,684)	2,113	4,428	(5,824)	6,843
Interest and other income (expense), net	58	3	(7)	144	326
Income (loss) before provision for (benefit from) income taxes	(11,626)	2,116	4,421	(5,680)	7,169
Provision for (benefit from) income taxes	(1,720)	925	1,688	(1,285)	3,513

Net income (loss)	$(9,906)	$1,191	$2,733	$(4,395)	$3,656

Diluted net income (loss) per share	$(0.84)	$0.10	$0.23	$(0.41)	$0.30

Shares used in the calculation of diluted net income (loss) per share	11,775	11,818	11,945	10,623	12,064

Cash dividends per common share	$0.21	—	—	—	—

	Years Ended October 31,

	2004	2003	2002	2001	2000

	(Dollars and shares in thousands, except per share amounts)
Balance Sheet Data:
Cash, cash equivalents, and short term investments	$8,706	$11,952	$9,278	$12,955	$7,890
Working capital	5,209	14,806	16,562	16,464	10,701
Total assets	51,679	60,175	58,101	55,676	59,324
Total debt	—	275	13	2,395	3,584
Total stockholders’ equity	40,670	52,621	50,490	46,584	50,030

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
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
Overview
      We design, develop, and market interactive electronic player terminals and bingo systems. We currently market portable systems that can be played anywhere within a bingo hall and fixed-base systems with light-pen or touchscreen-activated monitors. For our three most recent fiscal years ended October 31, 2004, 2003 and 2002, our portable terminals generated approximately 74%, 73% and 77% of our revenue, respectively, while, during those same years, our fixed-base terminals generated the balance of our revenue. As of October 31, 2004, we had systems in service in 36 states and in six foreign countries.
      We generate revenue by placing electronic bingo systems in bingo halls under contracts based on (1) a fixed fee per use per session; (2) a fixed weekly fee per terminal; or (3) a percentage of the revenue generated by each terminal. Revenue growth is affected by player acceptance of electronic bingo as an addition or an alternative to paper bingo, and our ability to expand operations into new markets and our ability to increase our market share. Fixed-base bingo terminals generate greater revenue per terminal than portable bingo terminals, but also require a greater initial capital investment.
      We typically install our electronic bingo systems at no charge to our customers, and we capitalize the costs. We record depreciation of bingo equipment over a three- and five-year estimated useful life using the straight-line method of depreciation.
      Our expenses consist primarily of: (a) cost of revenue, consisting of expenses associated with technical and operational support of the bingo systems within bingo halls, depreciation of bingo units, repair, refurbishment, and disposals of bingo units and related support equipment, and excess or obsolescence reserve; (b) general and administrative, consisting of activities associated with management of our company and related support, which includes finance and accounting, legal, compliance, information systems, human resources, and accounts receivable reserve; (c) sales and marketing, consisting primarily of commissions paid to distributors for promoting and supporting our products and an internal sales force with a focus upon generating new customers and upgrades for existing customers; and (d) research and development, consisting of company sponsored research and development activities to provide players with new or enhanced products on which to play electronic bingo.
      During fiscal 2004, a number of events occurred that affected, or may in the future affect, our results of operations or liquidity and capital resources.
      We adopted SFAS No. 142, Goodwill and Other Intangible Assets, on January  1, 2002. Under the new rules, goodwill and indefinite lived intangible assets are no longer amortized but are reviewed annually for impairment, or more frequently if an impairment indicator arises. Separable intangible assets that are not deemed to have an indefinite life will continue to be amortized over their useful lives.
      We performed our annual impairment test at July 31, 2004 and concluded there was no goodwill impairment. During our fourth quarter, we reviewed our current and expected future results of operations and determined that our future results of operations are expected to be less than previously anticipated, as a result of slower than anticipated development and introduction of new products and technology. Additionally, in November 2004, we received an unfavorable judgment against us in an outstanding legal matter and recorded a litigation loss contingency in the fourth quarter of $3.6 million. As a result, we performed an interim impairment test at October 31, 2004. Based upon this analysis, which included an independent valuation, we recorded an impairment of goodwill of $6,625,000. The impairment charge is attributable to the indicators described above.

      The impairment of goodwill is based on an independent valuation using a combination of the market multiple, discounted cash flows, and comparable transaction approaches. The multiples used in the market approach at October 31, 2004 were consistent with our historical market trends and a control premium of 25% was applied to the estimated fair value as the market values were determined on a minority basis. The discounted cash flows were based on a discount of 20% and an effective tax rate of 40%. Comparable transactions occurring during 2001 through 2003 were used as there were no significant comparable transactions during 2004.
      During October 2004, we learned that the NIGC was in the process of changing its regulations such that the pull tab game developed for our Class II gaming device would not be in compliance with proposed gaming regulations. The proposed regulation would classify this game as a Class III game and with this classification we feel the market is limited for the game. As a result, we believe that future cash projections for this game are not material and the game’s entire value capitalized of $173,000 was charged to research and development expense. We also analyzed our current assets, other assets, bingo terminals, and other identifiable intangible assets and concluded there were no impairment charges.
      We have incurred significant expenses in aggressively defending or pursuing certain legal issues, including the litigation with a former distributor in Texas, defense of a patent infringement lawsuit in Nevada, and litigation with a former distributor for IGS in Mississippi. On November 1, 2004, a jury awarded the former Texas distributor $3,527,000 in compensatory damages while awarding our company $735,000 in compensatory damages. The former Texas distributor is seeking an additional $810,000 in legal fees and $26,000 in expenses and costs. Final entry of judgment has yet to occur in the case. Should entry of judgment occur, we will move for a new trial. Should the court not grant a new trial, we intend to post a supersedeas bond to stay collection while we appeal to the Ninth Circuit Court of Appeals. At and for the year ended October 31, 2004, we have recorded an estimated loss contingency in the Trend Gaming Systems litigation of $3,628,000. The estimated loss contingency is included in operating expenses in the consolidated statement of operations. Regarding the patent infringement matter, an unfavorable outcome at trial could result in substantial damages and payment of the plaintiff’s fees and costs. The Mississippi distributor lawsuit could result in a punitive damages award which could be materially injurious to us. We have not accrued any amounts related to the patent infringement matter or the Mississippi litigation.
      On March 2, 2004, the jury rendered a unanimous verdict in our favor awarding compensatory and punitive damages against Trend Gaming (involving a prior distribution agreement in Virginia) in the total amount of approximately $1.5 million. The jury also returned a verdict against Steven W. and Rhonda Hieronymus awarding compensatory and punitive damages of $1,030,000. The court reduced compensatory damages against Trend Gaming to $1,055,000. The court affirmed $150,000 in punitive damages against Trend Gaming and awarded GameTech costs of suit in the amount of $650,000. Compensatory damages against Mr. and Mrs. Hieronymus have been reduced to $762,000 but the punitive damage award against them in the amount of $150,000 remains unchanged. Of the total compensatory damages of $1.1 million awarded to us, $762,000 represents compensation for lost profits. We can only collect such damages from one of the defendants to avoid a double recovery. We have not recorded an estimated gain contingency as we can make no assurances whether we will be able to collect any award from the defendants.
      We expended approximately $12.6 million as an investment in bingo systems and related support equipment. This investment included an increase in the number of installed Traveler and TED2C, color-portable terminals. We also upgraded our fixed-base systems in many markets.
      As a result of management changes and staff reductions during the fourth quarter of fiscal 2004, we incurred approximately $813,000 of severance related expenses.
Application of Critical Accounting Policies and Estimates
      Management’s Discussion and Analysis of Financial Condition and Results of Operations discusses our consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the balance sheet date and reported amounts of revenue and expenses during the reporting period. On an ongoing basis, we evaluate our estimates and judgments, including those related to revenue recognition, bad debts, bingo unit depreciation, goodwill impairment, and contingencies and litigation. We base our estimates and judgments on historical experience and on various other factors that are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.
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

Software Development Capitalization
      We capitalize costs related to the development of certain software products that meet the criteria of Statement of Financial Accounting Standards (“SFAS”) No. 86 — Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed. SFAS No. 86 provides for the capitalization of computer software that is to be used as an integral part of a product or process to be sold or leased, after technological feasibility has been established for the software and all research and development activities for the other components of the product or process have been completed. We are capitalizing qualified costs of software developed for new products or for significant enhancements to existing products. We cease capitalizing costs when the product is available for general release to our customers. We amortize the costs on a straight-line method over the estimated economic life of the product beginning when the product is available for general release.
      The achievement of technological feasibility and the estimate of a products’ economic life require management’s judgment. Any changes in key assumptions, market conditions or other circumstances could result in an impairment of the capitalized asset and a charge to our operating results.

Impairment of Goodwill and Intangible Assets
      We are required to perform an annual goodwill impairment review, and depending upon the results of that measurement, the recorded goodwill may be written down and charged to income from operations when its carrying amount exceeds its estimated fair value. In addition, we assess the impairment of goodwill whenever events or changes in circumstances indicate that the carrying value may not be recoverable, such as a significant adverse change in legal factors or in the business climate, an adverse action or assessment by a regulator, unanticipated competition, or a loss of key personnel. As a result of the review for fiscal 2004 we determined there is a goodwill impairment. Any subsequent impairment loss could have a material adverse impact on our financial condition and results of operations.
      We assess the impairment of identifiable intangible assets whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Factors we consider important that could trigger an impairment review include the following:

•	a significant change in the manner of our use of the acquired assets or the strategy for our overall business;

•	a significant decrease in the market price of an asset;

•	a significant adverse change in legal factors or in the business climate that could affect the value of an asset, including an adverse action or assessment by a regulator;

•	a current period operating or cash flow loss combined with a history of operating or cash flow losses or a projection or forecast that demonstrates reduced profitability associated with the use of an asset; and

•	a current expectation that, more likely than not, an asset will be sold or otherwise disposed of significantly before the end of its previously estimated useful life.
      All of these assessments require management judgment. Any changes in key assumptions about the business and its prospects, or changes in market conditions or other externalities, could result in an impairment charge and such a charge could have a material adverse effect on our consolidated results of operations.

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

Results of Operations
      The following table sets forth, for the periods indicated, certain consolidated statement of operations data for our company expressed as a percentage of revenue:

	Years Ended October 31,

	2004	2003	2002

Statement of Operations Data:
Revenue	100.0%	100.0%	100.0%
Cost of revenue	46.7	41.6	38.8

Gross profit	53.3	58.4	61.2
Operating expenses:
General and administrative	21.7	21.8	19.5
Sales and marketing	24.4	23.6	27.1
Research and development	10.0	9.0	5.5
Loss contingency	7.0	—	—
Impairment of goodwill	12.9	—	—

Total operating expenses	76.0	54.4	52.1
Income (loss) from operations	(22.7)	4.0	9.1
Interest and other income, net	0.1	0.0	0.0

Income (loss) before provision for (benefit from) income taxes	(22.6)	4.0	9.1
Provision for (benefit from) income taxes	(3.3)	1.7	3.5

Net income (loss)	(19.3)%	2.3%	5.6%

Year Ended October 31, 2004 Compared with Year Ended October 31, 2003
      Revenue. We generated revenue of $51.5 million for fiscal 2004 compared to $52.3 million for fiscal 2003. The decrease of approximately $800,000, or 1.6%, was a result of several factors, including fewer installed terminals and price erosion as a result of increased competition in the Southern and Western markets. We believe the introduction of feature enhancements to existing products and the availability of new products will provide for future revenue growth. However, it is difficult for us to predict the time required to move newly developed features and products through beta testing and regulatory approvals, where required. Our newest portable color terminal, the Traveler, began with limited nationwide rollout in the third fiscal quarter of fiscal 2004 with favorable results.
      Cost of Revenue. Cost of revenue increased $2.2 million, or 10.3%, to $24.0 million for fiscal 2004 from $21.8 million for fiscal 2003. Cost of revenue as a percentage of revenue for fiscal 2004 was 46.7% compared to 41.6% for fiscal 2003. Key components of our cost of revenue include, among other items, depreciation of bingo equipment and service and operations expenses. Bingo equipment depreciation and amortization of related intangibles increased by approximately $1.3 million over fiscal 2003, primarily due to our investment in Traveler portable color terminals, TED2C portable color terminals, and our fixed-base terminals, and operations expense increased $294,000, principally due to employee severance costs and increased shipping costs. Additionally, costs associated with the obsolete bingo terminals, repair, refurbishment and disposal of bingo terminals and related support equipment increased $710,000, a 21.5% increase, from the prior year, relating primarily to monitor disposals and the disposal of the first generation Traveler terminals which were technologically obsolete.
      General and Administrative. General and administrative expenses totaled $11.2 million for fiscal 2004 compared to $11.4 million for fiscal 2003, a $200,000 decrease. General and administrative costs as a percentage of revenue for the current year were 21.7% compared to 21.8% for fiscal 2003. Fiscal 2004 and fiscal 2003 included elevated levels of legal expenses, including those related to defense of litigation with a former distributor in Texas, patent infringement lawsuit in Nevada, litigation with a former distributor of IGS in Mississippi, and other legal proceedings including our litigation against a former distributor in Virginia and Kentucky and a Virginia sub-distributor in late 2003. The improvement in general and administrative costs came as a result of a decrease of $446,000 in consulting fees and a decrease in non-litigation outside legal fees of $316,000; partially offset with increases of $399,000 in severance expense and outside accounting fees of $127,000.
      Sales and Marketing. Sales and marketing increased approximately $300,000 to $12.6 million for fiscal 2004 compared to $12.3 million for fiscal 2003. Sales and marketing as a percentage of revenue increased from 23.6% during fiscal 2003 to 24.4% during fiscal 2004. Sales and marketing includes distributor commissions and personnel, travel, promotional, and support costs for our internal sales force. Distributor commissions increased $104,000 to $8.5 million due to an increased percentage of revenues generated by distributors. Costs associated with our internal sales force grew by $133,000 as a result of an increase in severance costs of $36,000 and increases in non-payroll costs such as travel, marketing, and facilities.
      Research and Development. Research and development costs increased $500,000 to $5.2 million for fiscal 2004 compared to $4.7 million for fiscal 2003. Research and development costs as a percentage of revenue increased from 9.0% for fiscal 2003 to 10.0% for fiscal 2004. The increase was primarily attributable to significant growth in the engineering staff. Employee severance costs in October 2004 were $153,000. The Traveler terminal, that began beta testing in December 2003 and commenced limited nationwide rollout in the third fiscal quarter of fiscal 2004, are the positive results of our efforts. The emphasis on new product development and feature enhancements for existing products continues as a major focus.
      During fiscal 2004 we capitalized internally developed software. We capitalized approximately $727,000 of payroll related costs, from our research and development and software quality assurance functions, connected with the internal development of software that meets technological feasibility and recoverability tests in accordance with FASB Statement No. 86. We had no such capitalized costs in fiscal 2003.
      Provision for (Benefit from) Income Taxes. Our effective income tax rate was approximately 14.8% and 43.7% for the fiscal years ended October 31, 2004 and 2003, respectively. The change in effective tax rate reflects certain permanent differences between financial accounting and tax accounting and the effect of state and federal income taxes and nondeductible expenses (including goodwill impairment) on the pre-tax loss in fiscal 2004 versus pre-tax income in the prior year.
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
      Cost of Revenue. Cost of revenue increased $2.8 million, or 14.7%, to $21.8 million for fiscal 2003 from $19.0 million for fiscal 2002. Cost of revenue as a percentage of revenue for fiscal year 2003 was 41.6% compared to 38.8% for fiscal 2002. Key components of our cost of revenue include, among other items, depreciation of bingo equipment and service and operations expenses. Bingo equipment depreciation and amortization of related intangibles increased by approximately $2.5 million over fiscal 2002 due to the acquisition of certain assets from IGS, investment in TED2C terminals and fixed-base terminal upgrades. Service and operations expenses increased approximately $1.3 million due to planned growth principally as a result of increased personnel costs. Other items in cost of revenue include charges for refurbishment, repair, and disposal of bingo terminals as well as recognition of excess or obsolete bingo terminals. These charges in fiscal 2003 improved by $1.5 million from the prior year.
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
      Sales and Marketing. Sales and marketing expenses decreased approximately $900,000 to $12.3 million for fiscal 2003 compared to $13.2 million for fiscal 2002. Sales and marketing as a percentage of revenue decreased from 27.1% during fiscal 2002 to 23.6% during fiscal 2003. Sales and marketing includes distributor commissions and personnel, travel, promotional, and support costs for our internal sales force. Distributor commissions decreased $486,000 to $8.4 million due to the changes in mix of revenue generated by distributors and those customers served directly by us. Additionally, fiscal 2002 included distributor termination and settlement costs. The balance of the decrease in sales and marketing expenses was primarily due to reductions in personnel related costs and travel expenses.
      Research and Development. Research and development costs increased $2.0 million to $4.7 million for fiscal 2003 compared to $2.7 million for fiscal 2002. Research and development costs as a percentage of revenue increased from 5.5% for fiscal 2002 to 9.0% for fiscal 2003. The increase was primarily attributable to significant growth in the engineering staff and external project costs for new or enhanced products such as the Traveler terminal, which was introduced at an industry show in September 2003 and began beta testing in December 2003.
      Provision for (Benefit from) Income Taxes. Our effective income tax rate was approximately 43.7% and 38.2% for the fiscal years ended October 31, 2003 and 2002, respectively. The effective tax rates reflect certain permanent differences between financial accounting and tax accounting and the effect of state and federal income taxes on the pre-tax income.
Liquidity and Capital Resources
      Operating activities provided $13.8 million of cash during fiscal 2004 compared to $16.8 million during fiscal 2003. The $13.8 million consisted primarily of net loss of $9.9 million, adjusted positively by (1) $13.4 million for depreciation, amortization, and obsolescence provisions; (2) provision for the Trend loss contingency of $3.6 million; (3) impairment of goodwill of $6.6 million; and (4) a net change of $100,000 in deferred taxes and other operating assets and liabilities. During fiscal 2003, the $16.8 million provided by operating activities consisted primarily of net income of $1.2 million adjusted by (1) $10.8 million for depreciation, amortization, and obsolescence provisions; (2) taxes refunded of $3.7 million; and (3) a net change of $1.1 million in other operating assets and liabilities.
      We used approximately $15.5 million of cash in investing activities during fiscal 2004 compared to $11.1 million of cash during fiscal 2003. The $15.5 million consisted of $13.6 million of capital expenditures ($12.6 million of which was expended on bingo terminals and associated support equipment), the purchase and development of software and other intangible assets for a total of $1.1 million, and an increase in short-term investments of $855,000. During fiscal 2003, the $11.1 million consisted of $9.5 million of capital expenditures ($8.9 million of which was expended on bingo equipment), the purchase of certain assets of IGS and other intangible assets for a total of $3.9 million, the buyout of two distributorship agreements for an aggregate of $1.0 million, offset by a decrease in short-term investments of $3.3 million.
      Financing activities used $2.3 million during fiscal 2004 compared to the cash provided of $254,000 during fiscal 2003. The $2.3 million used during fiscal 2004 was primarily for cash dividends of $2.5 million and payments of $275,000 on long-term debt, offset by proceeds from stock option exercises of $415,000. The $254,000 provided during fiscal 2003 was primarily from proceeds of $530,000 from stock option exercises offset by payments of $276,000 on a note payable.
      As of October 31, 2004, we had cash, cash equivalents and short-term investments of approximately $8.7 million. In addition to our cash, cash equivalents and short-term investments, we have a $2.5 million line of credit with Wells Fargo Bank, N.A., which has an interest rate based on the prime rate or London InterBank Offered Rate (“LIBOR”) plus 2.0%, at our option, on which there was no outstanding balance at October 31, 2004. The credit line was reduced from $5.0 million due to our results of operations and resulting failure to maintain certain financial covenants, and our litigation loss contingency. The revolving credit facility expires on April 2, 2005. No assurance can be made for renewal. At February 14, 2005, we were not in compliance with certain of the financial covenants and expect that we will not be in compliance with such covenants through April 2, 2005. The bank has agreed to continue the lending relationship, however, the bank reserves the right to terminate the agreement at their discretion. We believe that cash flows from operations and cash, cash equivalents, and short-term investments on hand and our available line of credit will be sufficient to support our operations, provide for budgeted capital expenditures, make our declared dividend payment for the first quarter of fiscal 2005, provide cash collateral for the posting of a bond to appeal the jury decision relating to our former distributor in Texas, and meet liquidity requirements through the remainder of fiscal 2005. Our long-term liquidity requirements will depend on many factors, including the rate at which we expand our business, and whether we do so internally or through acquisitions. In addition, strategic opportunities we may pursue could require us to fund our portion of operating expenses of such ventures and may require us to advance additional amounts should any partners in such ventures be unable to meet unanticipated capital calls or similar funding events. To the extent that the funds generated from the sources described above are insufficient to fund our activities in the long term, we may be required to raise additional funds through public or private financing. No assurance can be given that additional financing will be available or that, if it is available, it will be on terms acceptable to us.
Contractual Obligations
      The following table presents information on contractual obligations held as of October 31, 2004:

	Payments Due by Period

		Less Than			More Than
	Total	1 Year	1-3 Years	3-5 Years	5 Years

Operating Leases	$3,513,000	$704,000	$1,203,000	$1,097,000	$509,000
Other Long Term Obligations	219,000	18,000	41,000	45,000	115,000

Total Contractual Cash Obligations	$3,732,000	$722,000	$1,244,000	$1,142,000	$624,000

Purchase Commitments
      From time to time, we enter into commitments with our vendors to purchase bingo terminals and support equipment at fixed prices and/or guaranteed quantities. During the second quarter of this fiscal year, we entered into such an agreement with one of our vendors to provide approximately $5.2 million in Traveler terminals. At October 31, 2004, $2.8 million of the commitment was outstanding and all purchases are expected to occur by the end of the third quarter of fiscal 2005.
Inflation and General Economic Condition
      Although we cannot accurately anticipate the effect of inflation on our operations, we do not believe that inflation has had, or is likely in the foreseeable future to have, a material effect on our business, results of operations, or financial condition.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk
      As described in Note 10 to our Consolidated Financial Statements, we maintain an investment portfolio, of approximately $2.6 million, in available-for-sale debt securities of the U.S. Government and its agencies, and in investment grade corporate issues. The values of these investments are subject to changes in interest rates. However, because these investments are short-term and are generally allowed to mature, we do not believe that any risk inherent in our portfolio is likely to have a material effect on expected cash flows. We monitor these investments for impairment and make appropriate reductions in carrying value when necessary.
      Our revolving credit facility with Wells Fargo is a $2.5 million line of credit with an interest rate based on the prime rate or LIBOR plus 2.0%, at our option. The credit line was reduced from $5.0 million due to our results of operations and resulting failure to maintain certain financial covenants, and our litigation loss contingency. The agreement contains certain restrictive covenants, which among other things require that specified financial balances and ratios be maintained, annual profitability be maintained, restrictions on the incurrence of additional indebtedness and payment of dividends. The line of credit expires on April 2, 2005. No assurance can be made for renewal. We currently maintain a zero balance on the revolving credit facility.
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
      Sensitivity Analysis. Assuming we had a $2.0 million balance outstanding as of October 31, 2004, the rate of interest calculated using the prime rate option would be 5.25%. Our monthly interest payment, if the rate stayed constant, would be $8,750. If the prime rate rose to 8.0%, which assumes an unusually large increase, our monthly payment would be $13,333. A more likely increase of 1.0% or 2.0%, given the recent trend of decreasing or relatively low interest rates, would result in a monthly payment of $10,417 or $12,083, respectively. We do not believe the risk resulting from such fluctuations is material or that the payment required would have a material effect on cash flow.

Item 8.	Financial Statements and Supplementary Data
      The consolidated financial statements and supplementary data are as set forth in the “Index To Financial Statements” on page F-1.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
      Not applicable.

Item 9A.	Controls and Procedures
      We have evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures as of October 31, 2004. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have each concluded that our disclosure controls and procedures are effective to ensure that we record, process, summarize, and report information required to be disclosed by us in our quarterly reports filed under the Securities Exchange Act within the time periods specified by the Securities and Exchange Commission’s rules and forms. During the fiscal year covered by this report, there have not been any changes in our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
      Subsequent to the date of their evaluation, there have not been any significant changes in our internal controls or in other facts that could significantly affect these controls, including any corrective action with regard to significant deficiencies and material weaknesses.

Item 9B.	Other Information
      Not applicable.

PART III

Item 10.	Directors and Executive Officers of the Registrant
      The following table sets forth certain information regarding our directors and executive officers.

Name	Age	Position

Richard T. Fedor	59	Chairman
John B. Furman	60	Chief Executive Officer and Director
Vern D. Blanchard	49	Director(1)(2)(3)
Scott H. Shackelton	55	Director(1)(2)(3)
Donald Whitaker	62	Director(1)(2)(3)
Cornelius T. Klerk	51	Chief Financial Officer/Treasurer
Andrejs K. Bunkse	35	Vice President & General Counsel/Corporate Secretary

(1)	Member of the Audit Committee

(2)	Member of the Compensation Committee

(3)	Member of the Nominating Committee
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
      JOHN B. FURMAN has served as our Chief Executive Officer and President since September 2004 and served has as a member of the Board of Directors since May of 2003. From February 2000 until September 2004, Mr. Furman was a consultant to public and private companies, where he was primarily involved in product commercialization, business transactions, and financial restructurings. Mr. Furman served as President and Chief Executive Officer and a director of Rural/ Metro Corporation, a publicly held provider of emergency and fire protection services, from August 1998 until January 2000. Mr. Furman was a senior member of the Phoenix-based law firm of O’Connor, Cavanagh, Anderson, Killingsworth & Beshears, a professional association, from January 1983 until August 1998 where he chaired the Business Law and Financial Services practice group; he was Associate General Counsel of Waste Management, Inc., a New York Stock Exchange-listed provider of waste management services, from May 1977 until December 1983; and Vice President, Secretary, and General Counsel of the Warner Company, a New York Stock Exchange-listed company involved in industrial mineral extractions and processing, real estate development, and solid and chemical waste management, from November 1973 until April 1977. Mr. Furman is a director, Chairman of the Compensation Committee and member of the Audit Committee of MarineMax, Inc., a publicly traded company that is the nation’s largest boat dealer; and a director and member of the Audit Committee for Smith and Wesson, a publicly traded company engaged in firearm manufacturing and sales;
      VERN D. BLANCHARD, a co-founder of our company, has served as a member of our Board of Directors since November 2001 and is Chairman of our Nominating and Compensation Committees and serves on our Audit Committee. Mr. Blanchard held the position of Director of Engineering of our company from 1994 until his retirement in June 2001. Mr. Blanchard has over 10 years experience in the bingo industry. He was the inventor of our initial portable and fixed-base bingo systems. Mr. Blanchard has spoken before the Patent and Trademark Office concerning software patents and other intellectual property issues and is well publicized in the software industry. Mr. Blanchard started his business career in real estate, and at 21, became one of the youngest real estate brokers in California honored as one of the 100 charter members of the Academy of Real Estate.
      SCOTT SHACKELTON has served as a member of our Board of Director since October 2004. Mr. Shackelton is Chairman of our Audit Committee, and serves on our Nominating and Compensation Committees. His recent experience includes assisting in the preparation and sale of Sierra Design Group to Alliance Gaming Corporation. Mr. Shackelton’s extensive background in the gaming industry includes his service as Chief Financial Officer from 1996-1999 for Innovative Gaming Corporation of America, various positions including Vice President of Finance and Treasurer of International Game Technology from 1980-1996 and numerous senior financial positions for Harrah’s Entertainment Inc. from 1972-1980. In addition, Shackelton served from 2001-2002 as Chief Financial Officer and assisted in the sale of IGO Corporation, a company that specialized in battery units and accessories for mobile technology products. Mr. Shackelton holds a bachelors degree and MBA from the University of Southern California, is a certified public accountant and has held gaming licenses in 12 states. He is also a trustee of the WS Johnson Foundation which provides funding for disadvantaged family and youth programs.
      DONALD K. WHITAKER has served as a member of our Board of Directors since March 2004 and serves on our Audit, Compensation and Nominating Committees. Mr. Whitaker is the founder and has served as the Chief Executive Officer of Ceronix, Inc., a leading manufacturer of custom designed color video monitors for the gaming industry, since 1984. From June 1973 to October 1979, Mr. Whitaker served as Production manager and Vice President of Operations for Kevex Corporation. Ceronix has achieved many awards since being founded in 1985, including Business of the Year by the Auburn area Chamber of Commerce, several Vanguard Awards presented by Comstock’s magazine, and has been recognized as one of the “Fastest Growing Companies” by the Sacramento Business Journal.
      CORNELIUS (“CORY”) T. KLERK has served as our Chief Financial Officer and Treasurer, since August 2004. Mr. Klerk served as Vice President of Finance for Aristocrat Technologies, Inc., the Americas Division of Aristocrat Leisure Limited from August 2003 to July 2004. With 28 years of gaming experience, Mr. Klerk has held a variety of senior financial positions with Silverton Hotel Casino, Aladdin Hotel Casino, Hilton Gaming and Harrah’s Entertainment. Mr. Klerk began his career as a CPA with Price Waterhouse & Co.
      ANDREJS K. BUNKSE has served as Vice President of our company since December 2001 and as our General Counsel and Corporate Secretary since April 1997. From 1995 to 1997, Mr. Bunkse was an associate at the law firm of Mitchell, Brisso, Delaney & Vrieze. Mr. Bunkse is a graduate of Syracuse University and the Santa Clara University of Law, is a member of the State Bar of California, the American Bar Association, the American Society of Corporate Secretaries and the Association of Corporate Counsel.
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
      Based on our review of such forms received by us during the fiscal year ended October 31, 2004 and written representation that no other reports were required, we believe that each person that at any time during the fiscal year was a director, officer, or beneficial owner of more than 10% of our common stock complied with all Section 16(a) filing requirements during such fiscal year except that each of Clarence Thiesen and John Hewitt, both former executives of our company, and Andrejs Bunkse filed one late report on Form 4 each covering one transaction.
Code of Ethics and Committee Charters
      During fiscal 2004, we adopted Corporate Governance Guidelines, a Code of Conduct, a Code of Ethics for the CEO and Senior Financial Officers, an amended and restated Audit Committee Charter, a Compensation Committee Charter, and a Nominating Committee Charter. We have posted to our website these corporate governance materials. These documents will also be available in print to any stockholder who requests by contacting our corporate secretary at our executive offices.
Information Relating to our Audit Committee of the Board of Directors
      The purpose of the Audit Committee is to assist our board of directors in the oversight of the integrity of the consolidated financial statements of our company, our company’s compliance with legal and regulatory matters, the independent registered public accounting firm’s qualifications and independence, and the performance of our company’s independent registered public accounting firm. The primary responsibilities of the Audit Committee are set forth in its charter, and include various matters with respect to the oversight of our company’s accounting and financial reporting process and audits of the consolidated financial statements of our company on behalf of our board of directors. The Audit Committee also selects the independent registered public accounting firm to conduct the annual audit of the consolidated financial statements of our company; reviews the proposed scope of such audit, reviews accounting and financial controls of our company with the independent registered public accounting firm and our financial accounting staff; and reviews and approves transactions between us and our directors, officers, and their affiliates.
      The Audit Committee currently consists of Messrs. Shackelton, Whitaker and Blanchard each of whom is an independent director of our company under applicable Nasdaq rules as well as under rules adopted by the Securities and Exchange Commission pursuant to the Sarbanes-Oxley Act of 2002. The board of directors has determined that Mr. Shackelton (whose background is detailed above) qualifies as an “audit committee financial expert” in accordance with applicable rules and regulations of the SEC.

Item 11.	Executive Compensation
Summary of Cash and Other Compensation
      The following table sets forth the total compensation received for services rendered to us in all capacities for the fiscal years ended October 31, 2004, 2003, and 2002 by our Chairman of the Board, our Chief Executive Officer, and our other most highly compensated executive officers whose total annual salary and bonus exceeded $100,000 during fiscal 2004. The table also reflects compensation paid to two former officers during fiscal 2004.
SUMMARY COMPENSATION TABLE

							Long-
							Term
							Compensation
							Awards
				Annual Compensation
							Securities
	Fiscal				Other Annual		Underlying		All Other
	Year	Salary(1)		Bonus	Compensation		Options(2)		Compensation(3)

Richard T. Fedor	2004	$93,925	(4)	—	$63,795	(5)	10,000		$1,323
Chairman of the Board(4)
John B. Furman	2004	$42,308	(6)	—	—		220,000	(7)	—
President and Chief Executive Officer(6)
Andrejs K. Bunkse	2004	$170,000		—	—		10,000		$15,319
Vice President General	2003	$160,000		—	—		10,000		$12,221
Counsel/Corporate Secretary	2002	$155,324		$30,000	—		—		$13,479
Clarence H. Thiesen	2004	$169,487	(8)	—	—		20,000		$28,888	(8)
Former Chief Executive	2003	$200,000		—	—		10,000		$221
Officer	2002	$200,000		$45,000	—		10,000		$2,003
John P. Hewitt	2004	$104,905	(9)	—	—		10,000		$2,198
Former Chief Financial	2003	$145,833		—	—		10,000		$221
Officer and Treasurer(9)	2002	$9,603		—	—		10,000		$29

(1)	Except as otherwise indicated, the officers listed received certain perquisites, none of which exceeded the lesser of $50,000 or 10% of the total salary and bonus for the respective officer.

(2)	The exercise price of all options listed was equal to the fair market value of our common stock on the date of grant.

(3)	Unless otherwise indicated, amounts include car allowances, 401(k) matching contributions, and profit sharing compensation for the respective officers.

(4)	Mr. Fedor, our Chairman, became an employee director effective April 1, 2004. Our Chairman, in recognition for the time and effort committed to our company, receives monthly compensation of $8,000. The table above reflects receipt of this compensation from December 2003 through October 2004, together with amounts earned by Mr. Fedor as a director of our company prior to his serving as our Chairman.

(5)	During fiscal 2004, we paid Mr. Fedor $59,250 in vacation pay that was earned during Mr. Fedor’s tenure as our Chief Executive Officer. The amount listed as “Other Annual Compensation” includes $4,545 of expenses we paid on Mr. Fedor’s behalf in connection with remote commuting between our offices and his home office.

(6)	Mr. Furman became our President and Chief Executive Officer effective September 2, 2004. The table above reflects compensation for two months in fiscal 2004 at an annual rate of $262,000.

(7)	Mr. Furman received 10,000 of these options in capacity as a non-employee director of our company prior to his serving as our Chief Executive Officer.

(8)	Mr. Thiesen retired as our Chief Executive Officer effective September 1, 2004. Amount listed as salary above reflects compensation through the date of Mr. Thiesen’s retirement at an annual rate of $200,000. Amounts listed as “All Other Compensation” includes (a) $27,877 of severance payments made to Mr. Thiesen; and (b) amounts paid to Mr. Thiesen for car allowances and profit sharing compensation during fiscal 2004.

(9)	Mr. Hewitt retired as our Chief Financial Officer effective June 26, 2004. Amount listed as salary above reflects compensation through the date of Mr. Hewitt’s retirement at an annual rate of $157,500.
Option Grants
      The following table sets forth certain information with respect to stock options granted to the officers listed during fiscal 2004.
OPTION GRANTS IN LAST FISCAL YEAR

						Potential Realized Value at
						Assumed Annual Rates of
	Number of		Percent of Total			Stock Price Appreciation
	Securities		Options Granted			for Option Term(1)
	Underlying		to Employees in	Exercise	Expiration
Name	Options Granted		Fiscal Year	Price	Date	5%	10%

Richard T. Fedor	10,000	(2)	2.2%	$4.29	03-09-14	$26,980	$68,372
John B. Furman	10,000	(3)	2.2%	$4.29	03-09-14	$26,980	$68,372
	210,000	(4)	46.3%	$5.20	09-02-14	$686,753	$1,740,367
Andrejs K. Bunkse	10,000	(5)	2.2%	$3.62	11-25-13	$22,766	$57,693
Clarence H. Thiesen	20,000	(5)	4.4%	$3.62	11-25-13	$45,532	$115,387
John P. Hewitt	10,000	(5)	2.2%	$3.62	11-25-13	$22,766	$57,693

(1)	Hypothetical gains that could be achieved for the respective options if exercised at the end of the option term. The assumed 5% and 10% rates of stock price appreciation are provided in accordance with SEC rules and do not represent our estimate or projection of the future price of our common stock. Actual gains, if any, on stock option exercises will depend upon the future market prices of our common stock.

(2)	Represents options granted to Mr. Fedor in his capacity as an employee director. The options were vested and exercisable upon grant.

(3)	Represents options granted to Mr. Furman in his capacity as a non-employee director of our company prior to his employment as our Chief Executive Officer. The options were vested and exercisable upon grant.

(4)	The options vest as follows: (a) 100,000 of such options were vested on the date of grant; (b) 100,000 of such options shall vest in 25,000 share increments on each six-month anniversary following the date of grant; and (c) 10,000 of such options shall vest on September 2, 2005.

(5)	The options vest and become exercisable quarterly over a four-year period.

Fiscal 2004 Option Exercises and Year-End Option Values
      The following table sets forth the number and value of stock options exercised in fiscal 2004 by the officers listed and the value of each such officer’s unexercised options as of October 31, 2004.
AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR AND
FISCAL YEAR-END OPTION VALUES

			Number of Securities
			Underlying Unexercised		Value of Unexercised
			Options at		In-the-Money Options at
	Shares		Fiscal Year-End		Fiscal Year-End(1)
	Acquired on	Value
	Exercised	Realized	Exercisable	Unexercisable	Exercisable	Unexercisable

Richard T. Fedor	—	—	24,000	—	$12,140	—
John B. Furman	—	—	120,000	110,000	$11,100	—
Andrejs K. Bunkse	—	—	48,750	17,500	$15,175	$3,775
Clarence H. Thiesen	48,000	$67,400	—	—	—	—
John P. Hewitt	5,000	$9,125	—	—	—	—

(1)	Calculated based upon the closing price of our common stock as reported on the Nasdaq National Market on October 31, 2004 of $3.99 per share. The exercise prices of certain options held by our executive officers on October 31, 2004 were greater than $3.99 per share.
1997 Incentive Stock Plan
      We have adopted the 1997 Incentive Stock Plan, which authorizes the grant of options to purchase up to 4,000,000 shares of our common stock. As of January 13, 2005, 1,738,275 shares of common stock have been issued upon exercise of options granted under the plan, and there were outstanding options to acquire 941,425 shares of common stock under the plan. As of that date, an additional 1,320,300 shares of common stock were available for grant under the plan. The 1997 plan provides for the grant of incentive stock options or non-qualified stock options.
      Directors, officers, employees, and consultants of our company, as selected from time to time by our Board of Directors or the committee administering the 1997 plan, will be eligible to participate in the plan. The 1997 plan may be administered by different bodies with respect to directors, officers who are not directors, and employees who are neither directors nor officers of our company. Subject to certain limitations, the plan administrator has complete discretion to determine which individuals are eligible to receive awards under the plan, the form and vesting schedule of awards, the number of shares subject to each award, and the exercise price, the manner of payment and expiration date applicable to each award. Options that expire or become unexercisable for any reason without being exercised in full will become available for future grant under the 1997 plan. Under the terms of the 1997 plan, all options will expire:

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
Employment Contracts and Severance Agreements
      We did not have a written employment, severance, or change of control agreement with either Messrs. Thiesen or Hewitt. Effective September 1, 2004, Mr. Thiesen resigned as our Chief Executive Officer and entered into a severance agreement and release of all claims. The agreement provides that Mr. Thiesen be paid $120,000 over a twelve-month period and all unvested stock options held by Mr. Thiesen vest. The compensation charge as a result of the acceleration of Mr. Thiesen’s stock options did not have a material impact on our financial position, cash flows, or results of operations.
      John B. Furman entered into an employment agreement on September 2, 2004, to serve as our Chief Executive Officer and President through September 1, 2006. The employment agreement provides for a base salary that may be increased, but not decreased, at the discretion of the Board of Directors. Mr. Furman’s base salary currently is $262,000 per year. Mr. Furman may be awarded an annual bonus at the discretion of the Board of Directors as described below. Mr. Furman’s employment agreement is for a term of two years, and will automatically renew for one-year periods unless otherwise terminated. If Mr. Furman’s employment is constructively terminated or terminated by us without cause, or if he elects to terminate his employment within 12 months of any change of control, he is entitled to receive an amount equal to eighteen months or the remainder of the term (whichever is greater) of his base salary and immediate vesting of any stock options. In the event of a change of control, the term of Mr. Furman’s agreement will extend automatically for two years following the effective date of the change of control. Mr. Furman’s agreement is terminable by us for cause. The agreement provides that Mr. Furman may not compete with us during the term of his employment and for a period of one year after his retirement or other termination of his employment. The agreement also provides that Mr. Furman is entitled to participate in any long-term incentive plan that we provide to our executives.
      Cornelius T. Klerk entered into an employment agreement on August 3, 2004, to serve as our Chief Financial Officer and Treasurer through January 31, 2007. The employment agreement has an initial six-

month trial period in which either the company or Mr. Klerk may terminate the employment commitment. Effective February 1, 2005, the employment agreement provides for a base salary of $170,000 per year. Mr. Klerk may be awarded an annual bonus at the discretion of the Board of Directors as described below. Mr. Klerk’s employment agreement is for a term of two years, and will automatically renew for one year periods unless otherwise terminated. If Mr. Klerk’s employment is terminated by us without cause, he is entitled to receive an amount equal to six months of his base salary. Mr. Klerk’s agreement is terminable by us for cause. The agreement provides that Mr. Klerk may not compete with us during the term of his employment and for a period of one year after his retirement or other termination of his employment. The agreement also provides that Mr. Klerk is entitled to participate in any long-term incentive plan that we provide to our executives.
      Andrejs K. Bunkse entered into an employment agreement on October 1, 1997 to serve as our General Counsel and Corporate Secretary through September 30, 2005. The employment agreement provides for a base salary that may be increased, but not decreased, at the discretion of the Board of Directors. Mr. Bunkse’s current base salary is $170,000 per year. Mr. Bunkse may be awarded an annual bonus at the discretion of the Board of Directors as described below. Mr. Bunkse’s employment agreement is for a term of two years, and will automatically renew unless otherwise terminated. If Mr. Bunkse’s employment is constructively terminated or terminated by us without cause, or if he elects to terminate his employment within 12 months of any change of control, he is entitled to receive an amount equal to two years of his base salary and immediate vesting of any stock options. If Mr. Bunkse’s employment is terminated due to our decision not to renew the term of Mr. Bunkse’s employment agreement, he is entitled to receive an amount equal to one year of his base salary and immediate vesting of any stock options. In the event of a change of control, the term of Mr. Bunkse’s agreement will automatically extend for two years following the effective date of the change of control. Mr. Bunkse’s employment is terminable by us for cause. The agreement provides that Mr. Bunkse may not compete with us during the term of his employment and for a period of two years after his retirement or other termination of his employment. The agreement also provides that Mr. Bunkse is entitled to participate in any long-term incentive plan that we provide to our executives.
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
Compensation of Directors
      Directors who are full-time employees of our company receive no additional compensation for serving as directors. Non-employee directors receive a quarterly director’s fee of $4,000 and reimbursement of expenses per board or committee meeting attended. Our Chairman, in recognition for the time and effort committed to our company, receives monthly compensation of $8,000. With the exception of our Chairman, each outside director receives $1,000 per board meeting attended unless the outside director is chairman of the Audit Committee, in which case the fee is $1,500 per committee meeting. In addition, under our Incentive Stock Option Plan, each outside director receives a grant of 10,000 shares upon joining the Board of Directors and an annual grant of options to purchase 10,000 shares of common stock. The exercise price of the options is the fair market value of common stock on the date of grant, and each option has a term of ten years and becomes exercisable immediately upon grant.
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

      Mr. Blanchard is a co-founder of our company and served as our Director of Engineering from 1994 until his retirement in June 2001. During fiscal 2004, we paid $12,500 to Mr. Blanchard for medical benefits and have an outstanding obligation to Mr. Blanchard to provide continued medical benefits to him totaling $159,000.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
      The following table sets forth certain information regarding beneficial ownership of our common stock as of January 13, 2005 for (i) all directors, our Chief Executive Officer, two executive officers, and two former executive officers listed in the Summary Compensation Table under Item 11, “Executive Compensation,” (ii) all directors and executive officers as a group, and (iii) each person known by us to beneficially own more than 5% of our outstanding shares of common stock.

	Number of Shares
Name of Beneficial Owner(1)	Beneficially Owned(2)(3)		Percent

Directors and Executive Officers:
Richard T. Fedor	3,010,836	(4)	25.5%
John B. Furman	145,000	(5)	1.2%
Andrejs K. Bunkse	53,750	(6)	*
Clarence H. Thiesen	483,000		4.1%
John P. Hewitt	—		—
Vern D. Blanchard	1,069,355	(7)	9.0%
Scott H. Shackelton	10,000	(8)	*
Donald K. Whitaker	10,000	(8)	*
All directors and executive officers as a group (9 persons)	4,800,691		39.6%
5% Stockholders:
Delta Partners, LLC	988,375	(9)	8.4%
Keane Capital Management, Inc.	612,280	(10)	5.2%

*	Less than 1%

(1)	Unless otherwise indicated, all persons listed can be reached at our company offices at 900 Sandhill Road, Reno, Nevada 89521.

(2)	Except as indicated, and subject to community property laws when applicable, the persons named in the table above have sole voting power and investment power with respect to all shares of common stock shown as beneficially owned by them.

(3)	The percentages shown are calculated based upon 11,845,014 shares of our common stock outstanding on January 13, 2005. The percentages shown include the shares of common stock that each named stockholder has the right to acquire within 60 days of January 13, 2005. In calculating the percentage of ownership, such shares are deemed to be outstanding for the purpose of computing the percentage of shares of common stock owned by such person, but not deemed to be outstanding for the purpose of computing the percentage of shares of common stock owned by any other stockholder.

(4)	Includes (i) 24,000 shares of common stock issuable upon the exercise of stock options, and (ii) 1,021,255 shares owned of record by Mr. Fedor’s wife and minor children, of which Mr. Fedor disclaims beneficial ownership of 900 shares of common stock owned by Mrs. Fedor and has shared dispositive power with Mrs. Fedor for the 1,020,325 shares held by their minor children.

(5)	Represents 145,000 shares of common stock issuable upon the exercise of stock options.

(6)	Represents 53,750 shares of common stock issuable upon the exercise of stock options.

(7)	Includes (i) 28,000 shares of common stock issuable upon the exercise of stock options held by Mr. Blanchard, (ii) 1,035,875 shares of our stock held by the CJB Family Trust, and (iii) 13,480 shares of our stock held by Mr. Blanchard. Mr. Blanchard is the sole trustee of the CJB Family Trust and has sole voting power and dispositive power with respect to the common stock held by the trust.

(8)	Represents 10,000 shares of common stock issuable upon the exercise of stock options.

(9)	Represents 988,375 shares of common stock beneficially owned by various entities under common control of Delta Partners, LLC. Delta Partners, LLC has shared voting and dispositive power over all such shares. The address of Delta Partners, LLC is One Financial Center, Suite 1600, Boston, Massachusetts 02116. Beneficial ownership information is based upon a Schedule 13G/ A filed with the Securities and Exchange Commission as of January 31, 2004.

(10)	Represents 612,280 shares of common stock beneficially owned by various entities under common control of Keane Capital Management, Inc. Keane Capital has sole voting and dispositive power over all such shares. The address of Keane Capital Management, Inc. is 3420 Toringdon Way, Suite 350, Charlotte, North Carolina 28277. Beneficial ownership information is based upon a Schedule 13G filed with the Securities and Exchange Commission as of February 14, 2004.
Equity Compensation Plan Information
      The following table sets forth information with respect to our common stock that has been authorized for issuance under all of our equity compensation plans as of October 31, 2004.

(c)
Number of
	(a)		Securities
	Number of		Remaining Available
	Securities to be	(b)	for Future Issuance
	Issued Upon	Weighted Average	Under Equity
	Exercise of	Exercise Price of	Compensation Plans
	Outstanding	Outstanding	(Excluding
	Options, Warrants,	Options, Warrants,	Securities Reflected
Plan Category	and Rights	and Rights	in Column (a))

Equity-Compensation Plans Approved by Stockholders	970,125	$4.25	1,291,600
Equity-Compensation Plans Not Approved by Stockholders	—	—	31,100	(1)

Total	970,125		1,322,700

(1)	Represents shares of restricted common stock that may be granted pursuant to our 2001 Restricted Stock Plan to our employees, consultants, or independent contractors who are not directors, officers, or 10% stockholders of our company. Under the plan, we have reserved for issuance 50,000 shares of restricted common stock and during 2002 and 2003 we issued 400 shares and 18,500 shares, respectively of restricted common stock.

Item 13.	Certain Relationships and Related Transactions
      During fiscal 2004, we paid our former Chairman $8,000 per month in recognition for the time and commitment to our company.
      Mr. Blanchard is a co-founder of our company and served as our Director of Engineering from 1994 until his retirement in June 2001. During fiscal 2004, we paid $12,500 to Mr. Blanchard for medical benefits and have an outstanding obligation to Mr. Blanchard to provide continued medical benefits to him totaling $159,000.

Item 14.	Principal Accountant Fees and Services
Audit Fees
      Fees for audit services totaled approximately $484,000 and $371,000 for the fiscal years ended October 31, 2004 and 2003, respectively, including fees associated with the annual audits reviews of our quarterly reports on Form  10-Q, assistance with the review of documents filed with the SEC, and accounting consultations.
Audit-Related Fees
      Fees for audit-related services totaled approximately $4,000 and $31,000 for the fiscal years ended October 31, 2004 and 2003, respectively. Audit-related services principally included assistance in documenting internal control policies and procedures over financial reporting.
Tax Fees
      Fees for tax services, including tax compliance and consultation, amounted to approximately $52,000 and $50,000 for the fiscal years ended October 31, 2004 and 2003, respectively.
All Other Fees
      Our principal accountant did not bill us for any other services for the fiscal years ended October 31, 2004 and 2003.
Audit Committee Pre-Approval Policies
      The duties and responsibilities of our Audit Committee include the pre-approval of all audit, audit related, tax, and other services permitted by law or applicable SEC regulations (including fee and cost ranges) to be performed by our independent registered public accounting firm. Any pre-approved services that will involve fees or costs exceeding pre-approved levels will also require specific pre-approval by the Audit Committee. Unless otherwise specified by the Audit Committee in pre-approving a service, the pre-approval will be effective for the 12-month period following pre-approval. The Audit Committee will not approve any non-audit services prohibited by applicable SEC regulations or any services in connection with a transaction initially recommended by the independent registered public accounting firm, the purpose of which may be tax avoidance and the tax treatment of which may not be supported by the Internal Revenue Code and related regulations.
      To the extent deemed appropriate, the Audit Committee may delegate pre-approval authority to the Chairman of the Board or any one or more other members of the Audit Committee provided that any member of the Audit Committee who has exercised any such delegation must report any such pre-approval decision to the Audit Committee at its next scheduled meeting. The Audit Committee will not delegate the pre-approval of services to be performed by the independent registered public accounting firm to management.
      Our Audit Committee requires that our independent registered public accounting firm, in conjunction with our Chief Financial Officer, be responsible for seeking pre-approval for providing services to us and that any request for pre-approval must inform the Audit Committee about each service to be provided and must provide detail as to the particular service to be provided.
      All of the services provided by Ernst & Young LLP described above under the captions “Audit Fees,” “Audit-Related Fees,” and “Tax Fees,” were approved by our Audit Committee.

PART IV

Item 15.	Exhibits and Financial Statement Schedules
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
      (b) Exhibits

Exhibit
Number	Description of Exhibit

3.1	Certificate of Incorporation of the Registrant, as amended(1)
3.3	Certificate of Designation of Series A Junior Participating Preferred Stock of the Registrant(7)
3.4	Second Amended and Restated Bylaws of the Registrant(2)
4.1	GameTech International, Inc. Registration Rights Agreement(3)
4.3	Rights Agreement, dated as of March 7, 2003, between GameTech International, Inc. and Mellon Investor Services, LLC, as rights agent(8)
4.4	Specimen Common Stock Certificate(7)
10.1	GameTech International, Inc. 1997 Incentive Stock Plan(1)
10.15	GameTech International, Inc. 2001 Restricted Stock Plan(5)
10.16	Lease Agreement dated November 18, 1999 between the Registrant and Cypress Corporate Services, including addendum to lease and first amendment dated April 17, 2000(4)
10.17	Revolving Line of Credit dated August 19, 1998 between the Registrant and Wells Fargo Bank, N.A.(4)
10.18	Letter Amendment to Revolving Line of Credit dated April 1, 2000 by and among the Registrant, Bingo Technologies Corporation, and Wells Fargo Bank, N.A.(4)
10.19	Letter Amendment to Revolving Line of Credit dated April 2, 2001 by and among the Registrant, Bingo Technologies Corporation, and Wells Fargo Bank, N.A.(4)
10.22	Employment Agreement dated October 1, 1997 between the Registrant and Andrejs K. Bunkse(4)
10.23	Letter Amendment dated April 2, 2002 between Wells Fargo Bank, N.A., the Registrant, and Bingo Technologies Corporation amending the letter agreement between the parties dated August 19, 1998, together with Revolving Line of Credit Note dated April 2, 2002(6)
10.24	Letter Amendment dated April 2, 2003 between Wells Fargo Bank, N.A., and the Registrant, amending the letter agreement between the parties dated August 19, 1998, together with the Revolving Line of Credit Note dated April 2, 2003(9)
10.25	Employment Agreement dated September 2, 2004, between the Registrant and John B. Furman(10)
10.26	Employment Agreement effective February 1, 2005, between the Registrant and Cornelius T. Klerk(11)
21	List of Subsidiaries(6)
23.1	Consent of Independent Registered Public Accounting Firm
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated by the Securities Exchange Act of 1934, as amended

Exhibit
Number	Description of Exhibit

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated by the Securities Exchange Act of 1934, as amended
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference to the Registrant’s Registration Statement on Form S-1 (Registration No. 333-34967) as filed with the Commission on or about September 4, 1997.

(2)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended January 31, 2004, as filed with the Commission on or about March 16, 2004.

(3)	Incorporated by reference to Amendment No. 1 to the Registrant’s Registration Statement on Form S-1 (Registration No. 333-34967) as filed with the Commission on or about October 17, 1997.

(4)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended October 31, 2001 as filed with the Commission on or about January 29, 2002.

(5)	Incorporated by reference to the Registrant’s Registration Statement on Form S-8 (Registration No. 333-72886) as filed with the Commission on or about November 7, 2001.

(6)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended October 31, 2002 as filed with the Commission on or about January 29, 2003.

(7)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended January 31, 2003 as filed with the Commission on or about March 17, 2003.

(8)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated March 7, 2003 as filed with the Commission on or about March 10, 2003.

(9)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended April 30, 2003 as filed with the Commission on or about June 16, 2003.

(10)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated September 2, 2004 as filed with the Commission on or about September 9, 2004.

(11)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended July 31, 2004 as filed with the Commission on or about September 14, 2004.

SIGNATURES
      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Gametech International, inc.

By:	/s/ John B. Furman

John B. Furman
President, Chief Executive Officer, and Director
(Principal Executive Officer)
Dated: February 14, 2005
      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Richard T. Fedor Richard T. Fedor	Chairman of the Board of Directors	February 14, 2005

/s/ John B. Furman John B. Furman	President, Chief Executive Officer, and Director (Principal Executive Officer)	February 14, 2005

/s/ Cornelius T. Klerk Cornelius T. Klerk	Chief Financial Officer (Principal Financial Officer)	February 14, 2005

/s/ Ann D. McKenzie Ann D. McKenzie	Corporate Controller (Principal Accounting Officer)	February 14, 2005

/s/ Donald K. Whitaker Donald K. Whitaker	Director	February 14, 2005

/s/ Vern D. Blanchard Vern D. Blanchard	Director	February 14, 2005

/s/ Scott H. Shackelton Scott H. Shackelton	Director	February 14, 2005

GameTech International, Inc.

Report of Ernst & Young LLP, Independent Registered Public Accounting Firm
The Board of Directors and Shareholders
GameTech International, Inc.
      We have audited the accompanying consolidated balance sheets of GameTech International, Inc. as of October 31, 2004 and 2003, and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the three years in the period ended October 31, 2004. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
      We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
      In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of GameTech International, Inc. at October 31, 2004 and 2003 and the consolidated results of its operations and its cash flows for each of the three years in the period ended October 31, 2004, in conformity with U.S. generally accepted accounting principles.
Ernst & Young LLP
Reno, Nevada
February 8, 2005

GAMETECH INTERNATIONAL, INC.
CONSOLIDATED BALANCE SHEETS

	October 31,

	2004	2003

	(In thousands, except
	share and per share
	amounts)
ASSETS:
Current assets:
Cash and cash equivalents	$6,101	$10,202
Short-term investments	2,605	1,750
Accounts receivable, less allowance for doubtful accounts of $2,454 in 2004 and $2,287 in 2003	3,484	3,624
Deposits	29	28
Refundable income taxes	100	231
Prepaid expenses and other current assets	650	341
Deferred income taxes	2,358	2,185

Total current assets	15,327	18,361
Bingo equipment, furniture and other equipment, net	23,952	22,319
Goodwill, net	10,184	16,809
Intangibles, less accumulated amortization of $3,614 in 2004 and $2,089 in 2003	1,766	2,236
Restricted cash	450	450

Total assets	$51,679	$60,175

LIABILITIES AND STOCKHOLDERS’ EQUITY:
Current liabilities:
Accounts payable	$1,343	$783
Accrued payroll and related obligations	1,541	754
Accrued loss contingency	3,628	—
Income taxes payable	1,214	—
Other accrued liabilities	2,392	1,743
Note payable	—	275

Total current liabilities	10,118	3,555
Non-current employment obligations	202	448
Deferred income taxes	689	3,551
Commitments and contingencies	—	—
Stockholders’ equity:
Common stock: $0.001 par value; 40,000,000 shares authorized; 13,700,339 shares issued in 2004 and 13,592,764 in 2003	14	14
Capital in excess of par value	47,081	46,655
Retained earnings	1,671	14,048
Less: treasury stock, at cost: 1,855,325 shares in 2004 and 2003	(8,096)	(8,096)

Total stockholders’ equity	40,670	52,621

Total liabilities and stockholders’ equity	$51,679	$60,175

See accompanying notes.

GAMETECH INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended October 31,

	2004	2003	2002

	(In thousands, except share and per share
	amounts)
Revenue	$51,490	$52,329	$48,861
Cost of revenue	24,027	21,775	18,982

Gross profit	27,463	30,554	29,879
Operating expenses:
General and administrative	11,154	11,426	9,535
Sales and marketing	12,561	12,323	13,245
Research and development	5,179	4,692	2,671
Loss contingency	3,628	—	—
Impairment of goodwill	6,625	—	—

Total operating expenses	39,147	28,441	25,451

Income (loss) from operations	(11,684)	2,113	4,428
Interest and other income (expense), net	58	3	(7)

Income (loss) before provision for (benefit from) income taxes	(11,626)	2,116	4,421
Provision for (benefit from) income taxes	(1,720)	925	1,688

Net income (loss)	$(9,906)	$1,191	$2,733

Basic net income (loss) per share	$(0.84)	$0.10	$0.25

Diluted net income (loss) per share	$(0.84)	$0.10	$0.23

Shares used in the calculation of net income (loss) per share:
Basic	11,774,795	11,696,118	11,150,064

Diluted	11,774,795	11,817,781	11,945,393

Cash dividends per common share	$0.21	$—	$—

See accompanying notes.

GAMETECH INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common Stock		Capital in		Treasury Stock
			Excess of	Retained
	Shares	Amount	Par Value	Earnings	Shares	Amount	Total

	(In thousands, except share amounts)
Balances at October 31, 2001	12,701,839	$13	$44,543	$10,124	1,855,325	$(8,096)	$46,584
Issuance of common stock upon exercise of stock options	388,525	—	1,172	—	—	—	1,172
Restricted stock issued to employees	400	—	1	—	—	—	1
Net income	—	—	—	2,733	—	—	2,733

Balances at October 31, 2002	13,090,764	13	45,716	12,857	1,855,325	(8,096)	50,490
Issuance of common stock upon exercise of stock options	502,000	1	529	—	—	—	530
Tax benefit from stock option exercises	—	—	410	—	—	—	410
Net income	—	—	—	1,191	—	—	1,191

Balances at October 31, 2003	13,592,764	14	46,655	14,048	1,855,325	(8,096)	52,621
Issuance of common stock upon exercise of stock options	107,575	—	415	—	—	—	415
Tax benefit from stock option exercises	—	—	11	—	—	—	11
Net loss	—	—	—	(9,906)	—	—	(9,906)
Dividends	—	—	—	(2,471)	—	—	(2,471)

Balances at October 31, 2004	13,700,339	$14	$47,081	$1,671	1,855,325	$(8,096)	$40,670

See accompanying notes.

GAMETECH INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended October 31,

	2004	2003	2002

	(In thousands)
Cash flows from operating activities:
Net income (loss)	$(9,906)	$1,191	$2,733
Adjustments to reconcile net income (loss) to net cash provided by operating activities net of effects of acquired business:
Depreciation, amortization and obsolescence	13,427	10,737	8,922
Impairment of goodwill	6,625	—	—
Loss on disposals of furniture and other equipment	83	68	160
Employee share grant	—	—	1
Deferred income taxes	(3,024)	706	3,452
Loss contingency	3,628	—	—
Changes in operating assets and liabilities:
Accounts receivable, net	140	282	173
Deposits	(1)	582	(509)
Refundable income taxes	131	3,657	(2,690)
Prepaid expenses and other current assets	(309)	92	61
Restricted cash	—	—	(450)
Accounts payable	560	(131)	240
Accrued payroll and related obligations	787	(51)	(1,324)
Other accrued liabilities	649	(356)	(499)
Income taxes payable	1,214	—	—
Non-current employment obligations	(246)	16	62

Net cash provided by operating activities	13,758	16,793	10,332
Cash flows from investing activities:
Proceeds from sale of short-term investments	2,250	4,687	1,857
Payments for purchase of short-term investments	(3,105)	(1,392)	(4,078)
Capital expenditures for bingo equipment, furniture and other equipment	(13,619)	(9,506)	(12,942)
Payment for the acquisition of International Gaming Systems, Inc.	—	(3,469)	—
Proceeds from Bingo Technologies Corporation escrow account	—	—	477
Payments for buy out of distributorship agreements	—	(1,006)	—
Payments for acquisitions of intangible assets	(1,054)	(392)	(334)

Net cash used in investing activities	(15,528)	(11,078)	(15,020)
Cash flows from financing activities:
Payments on long-term debt/note payable and other obligations	(275)	(276)	(2,382)
Payment of dividends	(2,471)	—	—
Proceeds from sales of common stock	415	530	1,172

Net cash (used in) provided by financing activities	(2,331)	254	(1,210)

Net increase (decrease) in cash and cash equivalents	(4,101)	5,969	(5,898)
Cash and cash equivalents at beginning of year	10,202	4,233	10,131

Cash and cash equivalents at end of year	$6,101	$10,202	$4,233

Supplemental disclosure of cash flow information:
Cash paid for interest	$31	$45	$120

Cash paid for income taxes	$61	$71	$1,358

Supplemental schedule of non-cash transactions:
Purchase of intangible assets through the issuance of debt	$—	$538	$—

See accompanying notes.

GAMETECH INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
October 31, 2004, 2003 and 2002

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
Use of Estimates
      The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.
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
Bingo Equipment, Furniture, and Other Equipment
      Bingo equipment includes portable and fixed-base player terminals as well as file servers, caller’s units, point-of-sale units, and other support equipment. Bingo equipment, furniture and other equipment are stated at cost and depreciated using the straight-line method over the estimated useful lives of the assets. The estimated useful lives are as follows:

Bingo equipment	3-5 years
Office furniture and equipment	3-7 years
Leasehold improvements	10 years
      The Company provides reserves for excess or obsolete bingo terminals on hand that they do not expect to be used. The reserves are based upon several factors, including estimated forecast of bingo terminal demand for placement into halls. The estimates of future bingo terminal demand may prove to be inaccurate, in which case the Company may have understated or overstated the provision required for excess or obsolete bingo terminals. Although the Company attempts to assure the accuracy of its estimated forecasts, any significant unanticipated changes in demand or technological developments could have a significant impact on the value of bingo terminals, results of operations, and financial condition.

GAMETECH INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Supplier Dependence
      The hardware portion of the Company’s TED and TED2C terminals are assembled by Electronic Evolution Technologies, Inc., or EET, a Nevada-based manufacturer. In addition, EET refurbishes the TED, Palm Top, and TED2C terminals that the company does not refurbish internally. The Company’s Traveler terminals are assembled by Western Electronics, an Idaho-based manufacturer. The Company believes either manufacturer could assemble any of the portable terminals. The Company would need to locate a replacement contract manufacturer if both EET and Western Electronics ceased doing business with them. Although the Company believes that it could locate a substitute contract manufacturer, any such replacement would involve some delay, and the Company may not be able to procure, substitute, or produce its terminals without significant interruption or price increase. Any failure of the Company to receive refurbished or new terminals could have a material adverse effect on its business, results of operations, and financial condition.
Software Development Capitalization
      The Company capitalizes costs related to the development of certain software products that meet the criteria of Statement of Financial Accounting Standards (“SFAS”) No. 86 — Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed. SFAS No. 86 provides for the capitalization of computer software that is to be used as an integral part of a product or process to be sold or leased, after technological feasibility has been established for the software and all research and development activities for the other components of the product or process have been completed. The Company is capitalizing qualified costs of software developed for new products or for significant enhancements to existing products. The Company ceases capitalizing costs when the product is available for general release to the Company’s customers. The Company amortizes the costs on a straight-line method over the estimated economic life of the product beginning when the product is available for general release.
      The achievement of technological feasibility and the estimate of a products’ economic life require management’s judgment. Any changes in key assumptions, market conditions or other circumstances could result in an impairment of the capitalized asset and a charge to the Company’s operating results.
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
Long-Lived Assets
      The Company has adopted the provisions of SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. SFAS No. 144 requires impairment losses to be recognized for long-lived assets and identifiable intangibles, other than goodwill, used in operations when indicators of impairment are present and the estimated undiscounted cash flows are not sufficient to recover the assets’ carrying amount. The impairment loss is measured by comparing the fair value of the asset to its carrying amount.
Revenue Recognition
      Revenue is recognized for bingo terminals placed in bingo halls under contracts based on (1) a fixed fee per use per session; (2) a fixed weekly fee per terminal; or (3) a percentage of the revenue generated by each terminal. Revenue recognition is a key component of the Company’s results of operations, and determines the

GAMETECH INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
timing of certain expenses, such as commissions. The Company recognizes revenue when all of the following factors exist: (a) evidence of an arrangement with the customer; (b) play or availability of the bingo terminals; (c) a fixed or determinable fee; and (d) collectibility is reasonably assured. The Company exercises judgment in assessing the credit worthiness of customers to determine whether collectibility is reasonably assured. Should changes in conditions cause the Company to determine the factors are not met for future transactions, revenue recognized for future reporting periods could be adversely affected.
Accounts Receivable and Allowance for Doubtful Accounts
      The Company’s receivables are recorded when revenue is recognized in accordance with its revenue recognition policy and represent claims against third parties that will be settled in cash. The carrying value of the Company’s receivables, net of allowance for doubtful accounts, represents their estimated net realizable value.
      The Company estimates the possible losses resulting from non-payment of outstanding accounts receivable. The Company’s customer base consists primarily of entities operating in charitable, Native American, and commercial bingo halls located throughout the United States. In some jurisdictions, the billing and collection function is performed as part of a distributor relationship, and in those instances, the Company maintains allowances for possible losses resulting from non-payment by both the customer and distributor. The Company performs ongoing evaluations of customers and distributors for credit worthiness, economic trends, changes in customer payment terms, and historical collection experience when evaluating the adequacy of its allowance for doubtful accounts. The Company also reserves a percentage of accounts receivable based on aging category. In determining these percentages, the Company reviews historical write-offs of receivables, payment trends, and other available information. While such estimates have been within the Company’s expectations and the provisions established, a change in financial condition of specific customers or in overall trends experienced may result in future adjustments of the Company’s estimates of collectibility of its receivables.
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
      Because of uncertainties related to these matters, accruals are based only on the best information available at the time. As additional information becomes available, the Company reassesses the potential liability related to their pending claims and litigation and may revise their estimates. Such revisions in the estimates of the potential liabilities could have a material impact on the results of operations, and financial condition.
Advertising Costs
      Advertising costs are expensed as incurred. Advertising costs during the fiscal years 2004, 2003, and 2002 were not material.
Stock Based Compensation
      The Company has adopted the disclosure provision for stock-based compensation of SFAS No. 123, Accounting for Stock-Based Compensation, and SFAS No. 148, Accounting for Stock-Based Compensation-Transition and Disclosure which was released in December, 2002 as an amendment of SFAS No. 123, but

GAMETECH INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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
      For the purpose of pro forma disclosures, the estimated fair value of options is amortized to expense over the options’ vesting periods. The following table illustrates the effect on net income (loss) per share if the fair value based method had been applied to all awards:

	Year Ended October 31,

	2004	2003	2002

Reported net income (loss)	$(9,906,000)	$1,191,000	$2,733,000
Deduct: stock-based employee compensation expense determined under fair value method for all awards	(475,000)	(425,000)	(596,000)

Pro forma net income (loss)	$(10,381,000)	$766,000	$2,137,000

Net Income (loss) per share
Basic — as reported	$(0.84)	$0.10	$0.25
Basic — pro forma	$(0.88)	$0.07	$0.19
Diluted — as reported	$(0.84)	$0.10	$0.23
Diluted — pro forma	$(0.88)	$0.06	$0.18
      The pro forma amounts discussed above were derived using the Black-Scholes option valuation model with the assumptions indicated below:

	Year Ended October 31,

	2004	2003	2002

Risk-free interest rate	3.76%	4.41%	4.10%
Dividend yield	2.63%	0%	0%
Expected volatility	66.2%	70.3%	71.2%
Expected life	8 years	8 years	8 years
Net Income (Loss) Per Share
      Net income (loss) per share is computed in accordance with SFAS No. 128, Earnings per Share, which requires companies to present both basic and diluted net income (loss) per share. Basic income (loss) per share is based solely upon the weighted average number of common shares outstanding and excludes any dilutive effects of options, warrants, and convertible securities. Diluted income (loss) per share is based upon the weighted average number of common shares and common-share equivalents outstanding during the year excluding those common-share equivalents where the impact to basic income (loss) per share would be antidilutive. The difference between basic and diluted income (loss) per share is attributable to stock options.

GAMETECH INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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
      No single customer comprised more than ten percent of the Company’s total revenue during fiscal years 2004, 2003 and 2002. However, the Company conducts a substantial amount of its business through distributor relationships, many of which act as a collection agent.
Fair Values of Financial Instruments
      The carrying amounts reported in the consolidated balance sheets for cash and cash equivalents, short-term investments, accounts receivable, accounts payable, and accrued liabilities approximate fair value because of the immediate or short-term maturity of these financial instruments.
Reclassifications
      Certain amounts in the prior year’s consolidated financial statements have been reclassified to conform with the 2004 financial statement presentation. These reclassifications did not have an impact on previously reported financial position, cash flows, or results of operations.
New Accounting Pronouncements
      In November 2002, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others (“FIN 45”). This interpretation elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The disclosure requirements of FIN 45 are effective for interim and annual periods ending after December 15, 2002, and the Company has adopted those requirements for the consolidated financial statements included in this Form 10-K. The initial recognition and initial measurement requirements of FIN 45 are effective prospectively for guarantees issued or modified after December 31, 2002. The adoption of the recognition and initial measurement requirements of FIN 45 did not have a material impact on the Company’s financial position, cash flows, or results of operations.
      In November 2002, the Emerging Issues Task Force (“EITF”) reached a consensus on Issue 00-21, Multiple-Deliverable Revenue Arrangements (“Issue 00-21”). Issue 00-21 addresses how to account for arrangements that may involve the delivery or performance of multiple products, services, and/or rights to use assets. The consensus mandates how to identify whether goods or services or both that are to be delivered separately in a bundled sales arrangement should be accounted for separately because they are “separate units of accounting.” The guidance can affect the timing of revenue recognition for such arrangements, even though it does not change rules governing the timing or pattern of revenue recognition of individual items accounted for separately. The final consensus is applicable to agreements entered into in fiscal years beginning after June 15, 2003, with early adoption permitted. Additionally, companies are permitted to apply the consensus guidance to all existing arrangements as the cumulative effect of a change in accounting principle in accordance with APB Opinion No. 20, Accounting Changes. The adoption of Issue 00-21 did not have a material impact on the Company’s financial position, cash flows, or results of operations.

GAMETECH INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      In January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities — an Interpretation of ARB No. 51 (“FIN 46”). In December 2003, FIN 46 was revised to clarify certain provisions and effective dates for application. FIN 46 addresses consolidation by business enterprises of variable interest entities that have certain characteristics. Transferors to qualifying special-purpose entities and “grandfathered” qualifying special-purpose entities subject to the reporting requirements of SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, are excluded from the scope of FIN 46. FIN 46 is applicable no later than the end of the first interim or annual reporting period ending after March 15, 2004, unless the Company has an interest in a special purpose entity, which the effective date for application is no later than the end of the first interim or annual reporting period ending after December 15, 2003. The Company currently has no contractual relationship or other business relationship with a variable interest entity. However, if the Company entered into any such arrangement with a variable interest entity in the future, the Company’s financial position, cash flows, or results of operations may be adversely impacted.
      In November 2004, the FASB issued SFAS No. 151, Inventory Costs — an amendment of ARB No. 43, Chapter 4. The amendments made by SFAS No. 151 clarify that abnormal amounts of idle facility expense, freights, handling costs, and wasted materials (spoilage) should be recognized as current-period charges and require the allocation of fixed production overheads to inventory based on the normal capacity of the production facilities. SFAS No. 151 is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. Earlier application is permitted for inventory costs incurred during fiscal years beginning after November 23, 2004. The Company does not expect the adoption of this recently-issued accounting pronouncement to have a material impact on its financial position, cash flows, or results of operations.
      In December 2004, the FASB issued SFAS No. 123 (revised 2004, or “R”), Share-Based Payment — a revision of FASB Statement No. 123 Accounting for Stock-Based Compensation. SFAS No. 123 supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and amends SFAS No. 95, Statement of Cash Flows. SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative. The new standard will be effective for the Company’s fourth quarter ended October 31, 2005.
      SFAS 123(R) permits public companies to adopt its requirements using one of two methods:

1. A “modified prospective” method in which compensation cost is recognized beginning with the effective date (a) based on the requirements of SFAS 123(R) for all share-based payments granted after the effective date and (b) based on the requirements of SFAS 123 for all awards granted to employees prior to the effective date of SFAS 123(R) that remain unvested on the effective date.

2. A “modified retrospective” method which includes the requirements of the modified prospective method described above, but also permits entities to restate based on the amounts previously recognized under SFAS 123 for purposes of pro forma disclosures either (a) all prior periods presented or (b) prior interim periods of the year of adoption.
      The Company has not determined the method in which it will adopt SFAS 123(R).
      As permitted by SFAS 123, the Company currently accounts for share-based payments to employees using Opinion 25’s intrinsic value method and, as such, generally recognizes no compensation cost for employee stock options. Accordingly, the adoption of SFAS 123(R)’s fair value method will have a significant impact on the Company’s result of operations, although it will have no impact on its overall financial position. The impact of adoption of SFAS 123(R) cannot be predicted at this time because it will depend on levels of share-based payments granted in the future. SFAS 123(R) also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required under current literature.

GAMETECH INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      This requirement will reduce net operating cash flows and increase net financing cash flows in periods after adoption. While the Company cannot estimate what those amounts will be in the future (because they depend on, among other things, when employees exercise stock options), the amount of operating cash flows recognized in prior periods for such excess tax deductions were $11,000, $410,000, and $0 in 2004, 2003 and 2002, respectively.

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

$3,469,000

      The maximum potential contingent payments relating to the acquisition were $2,043,000, which was placed in escrow pending the outcome of certain events. The escrow was comprised of the following four components: $900,000 (the “New York Escrow Amount”); $413,000 (the “Title Transfer Escrow Amount”); $230,000 (the “Bingo Unit Escrow Amount”); and $500,000 (the “Holdback Escrow Amount”). The full amount of the New York Escrow Amount, the Title Transfer Escrow Amount, the Bingo Unit Escrow Amount and the Holdback Escrow Amount has been released to IGS as a result of the successful transfer of title of certain assets to the Company, the verification of the number of bingo terminals acquired, the satisfaction of certain representations and warranties made by IGS, and the negotiation of new contracts with IGS’s former New York customers or the receipt by the Company of continuing revenues from the New York customers. These amounts have been included in the purchase price allocated to the assets acquired.

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

GAMETECH INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
accumulated amortization, at October 31, 2002 and 2003. The November 2002 acquisition of certain assets of IGS added $1,849,000 to goodwill for fiscal 2003.
      The Company assessed the value of its goodwill as of July 31, 2004, 2003 and 2002 (its annual review date) and concluded there was no goodwill impairment.
      Based on events in the fourth quarter of fiscal 2004, including an estimated loss contingency recorded during the fourth quarter (Note 7), management reviewed its current and expected future results of operations and determined that future results of operations are expected to be less than previously anticipated. As a result of that review and an independent valuation, the Company recorded an impairment loss of $6,625,000 representing an impairment of goodwill. The independent valuation was determined using a market approach which included a market multiple and comparable transaction methodology as well as an income approach using a discounted cash flow methodology.
      Other intangible assets consisted of the following as of October 31, 2004 (in thousands):

				Weighted Average
		Accumulated	Net Carrying	Amortization Period
	Gross Value	Amortization	Value	in Years

Intellectual Property (software)	$3,268	$(1,866)	$1,402	3.1
Copyrights/trademarks	312	(275)	37	4.6
Distributor buyouts	1,800	(1,473)	327	2.3

	$5,380	$(3,614)	$1,766

      Other intangibles are being amortized over the respective useful lives of the assets ranging from two to five years. Amortization expense related to the other intangibles in fiscal years 2004, 2003 and 2002 was $1,524,000, $1,416,000 and $828,000, respectively (including amortization of intellectual property software developed under SFAS 86 of $298,000, $184,000 and $213,000, respectively).
      During October 2004, we learned that the NIGC was in the process of changing its regulations such that the pull tab game developed for our Class II gaming device would not be in compliance with proposed gaming regulations. The proposed regulation would classify this game as a Class III game and with this classification we feel the market is limited for the game. As a result, we believe that future cash projections for this game are not material and the game’s entire value capitalized of $173,000 was charged to research and development expense.
      Estimated aggregate amortization expense for intangible assets subject to amortization as of October 31, 2004 is as follows (in thousands):

2005	$710
2006	468
2007	430
2008	140
2009	18

$1,766

GAMETECH INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

4.	Bingo Equipment, Furniture and Other Equipment
      Bingo equipment, furniture and other equipment consisted of the following (in thousands):

	October 31,

	2004	2003

Bingo equipment	$51,039	$44,032
Component parts	2,208	1,278
Office furniture and equipment	4,515	3,638
Leasehold improvements	747	700

	58,509	49,648
Less accumulated depreciation and amortization	31,173	24,157
Less reserve for excess or obsolete terminals	3,384	3,172

	$23,952	$22,319

      Depreciation for bingo equipment is applied over three- and five-year periods. Terminals on-hand that are not expected to be re-used are reserved for as excess or obsolete.
      Depreciation expense during the fiscal years ended October 31, 2004, 2003 and 2002 amounted to approximately $10.2 million, $8.8 million and $6.7 million, respectively. In addition, during fiscal years ended October 31, 2004, 2003 and 2002, the Company reserved $355,000, $50,000 and $0, respectively for bingo terminals not expected to be re-used.

5.	Credit Agreements
      Effective April 2, 2004, the Company renewed its revolving line-of-credit agreement with a bank. The maximum amount available under the terms of the agreement is $5.0 million, which was amended to $2.5 million effective February 1, 2005 (Note 14). The line of credit was reduced as a result of breaches of certain covenants in the line of credit agreement including failure to meet certain financial conditions as well as exceeding a litigation loss contingency minimum, for which the Company received a waiver from the bank for non-compliance with these covenants at October 31, 2004. Borrowings bear interest based on the bank’s prime rate or LIBOR plus 2.0 percent, at the Company’s option. Interest is payable monthly and the agreement expires on April 2, 2005. The Company makes no assurance for renewal. The agreement is secured by substantially all the Company’s assets. The agreement contains certain restrictive covenants, which among other things require that specified financial balances and ratios be maintained, profitability be maintained on a rolling four quarter basis, and restrict the incurrence of additional indebtedness and payment of dividends. At October 31, 2004 and 2003, there was no outstanding balance under the line-of-credit. At February 14, 2005, the Company was not in compliance with certain of the financial covenants and expects that it will not be in compliance with such covenants through April 2, 2005. The bank has agreed to continue the lending relationship, however, the bank reserves the right to terminate the agreement at their discretion.

GAMETECH INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

6.	Note payable
      Note payable consisted of the following (in thousands):

	October 31,

	2004	2003

$561,000 zero interest note payable to a former distributor, discounted at 5.0 percent per annum with monthly principal and interest payments of $28,000	$—	$275

	—	275

Less amounts due within one year	—	275

	$—	$—

7.	Commitments and Contingencies
Leases
      The Company leases administrative and warehouse facilities and certain equipment under non-cancelable operating leases. Rent expense during fiscal years ended October 31, 2004, 2003 and 2002 amounted to approximately $943,000, $846,000 and $631,000, respectively.
      Future minimum lease payments under these leases as of October 31, 2004 are as follows:

2005	$704,000
2006	655,000
2007	548,000
2008	541,000
2009	556,000
Thereafter	509,000

$3,513,000

Purchase Commitments
      From time to time, the Company enters into commitments with its vendors to purchase bingo terminals and support equipment at fixed prices and/or guaranteed quantities. During the second quarter of this fiscal year, the Company entered into such an agreement with one of its vendors to provide approximately $5.2 million in Traveler terminals. At October 31, 2004, $2.8 million of the commitment was outstanding and all purchases are expected to occur by July 31, 2005.
Litigation
      On March 22, 2001, the Company filed a claim in the United States District Court, District of Arizona, GAMETECH INTERNATIONAL, INC. V. TREND GAMING SYSTEMS, LLC, CV 01-540 PHX PGR, seeking a declaratory judgment that the Company was not in material breach of their November 1, 1999 distribution agreement with Trend Gaming Systems, LLC (“Trend”) and seeking damages for past due payments and wrongful withholdings by Trend. Trend has counterclaimed, alleging that its payments are in compliance with its contractual obligations and that it is entitled to withhold certain monies. Trend also contends that the Company is in breach of certain of its contractual obligations to Trend or its customers. On December 16, 2002, the court entered, at the Company’s request, an order enjoining Trend from using approximately $540,000 in funds it had collected on its behalf, pending a trial on ownership interest in those funds. The money has been placed in a bank account subject to the court’s control and now totals

GAMETECH INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
approximately $585,000. In addition, collections of accounts receivable by Trend, if any, will also be placed in that account, pending the resolution of the case. The Company has posted a $450,000 deposit with the court, which is presented as restricted cash on the accompanying consolidated balance sheets. The Company fully reserved the accounts receivable from Trend as of October 31, 2004 and 2003. Trend filed a motion for summary judgment alleging that the termination of the distribution agreement was improper. On May 16, 2003, the court dismissed Trend’s motion for summary judgment. On December 2, 2003, Trend filed a renewed motion for summary judgment alleging that the Company did not have the right to terminate the distribution agreement based upon Trend’s failure to ensure that the Company received their minimum rate of return. The court, on March 19, 2004, denied Trend’s renewed motion for summary judgment. Trial in this matter commenced October 4, 2004. On November 1, 2004, the jury returned a verdict in favor of Trend against the Company. The jury awarded Trend $3,527,000 in compensatory damages. Trend concedes that it is not entitled to prejudgment interest on that sum. Trend seeks an award of $810,000 in legal fees and $26,000 in expenses and costs. The Company plans to contest the fee request. The jury also awarded the Company $735,000 in compensatory damages for funds Trend collected on the Company’s behalf. No judgment has been entered in the case. Following entry of judgment, the Company will move for a new trial. Should the court not grant a new trial, the Company intends to post a supersedeas bond to stay collection while the Company appeals to the Ninth Circuit Court of Appeals. The Company expects that it will be required to collateralize the supersedeas bond with cash. Any cash used in the collateralization of the bond would be accounted for as restricted cash on the Company’s consolidated balance sheet. The Company cannot provide assurance that it will succeed in setting the judgment aside by the trial or appellate court. For the year ended October 31, 2004, the Company has recorded an estimated loss contingency in the Trend Gaming Systems litigation of $3,628,000, which is estimated based on the amounts of the judgment described above. The estimated loss contingency is included in operating expenses in the consolidated statement of operations.
      In June 2004, Steven W. Hieronymus, Rhonda Hieronymus and Trend Gaming Systems, LLC filed a claim in the 98th Judicial District Court, Travis County, Texas, STEVEN W. HIERONYMUS, RHONDA HIERONYMUS AND TREND GAMING SYSTEMS, LLC V. THE TEXAS LOTTERY COMMISSION AND GAMETECH INTERNATIONAL, INC, alleging that the Company’s judgment against Steven and Rhonda Hieronymus (involving a prior distribution agreement in Virginia discussed below) created an unlawful “credit interest” in Trend Gaming Systems, LLC in violation of the Texas Bingo Enabling Act because Mr. Hieronymus owns a greater than 10% interest in Trend Gaming Systems, LLC. The matter was dismissed in December 2004 via non-suit.
      On October 30, 2002, Capital Gaming Supplies (“Capital”) filed a claim in the United States District Court, Southern District of Mississippi, CAPITAL GAMING SUPPLIES, INC. V. GAMETECH INTERNATIONAL, INC. Civil Action No. 3:02 CV1636WS, seeking a judgment that the Company tortiously interfered with alleged existing and prospective customer accounts. The Company denied the allegations and filed a counter-claim seeking a judgment that Capital tortiously interfered with the Company’s customer accounts. On April 18, 2003, Capital filed an amended complaint adding other claims against the Company and other defendants, including a claim for malicious breach of contract against IGS, and its principals. In November 2002, the Company acquired certain assets of IGS and it assumed certain claims filed by Capital against IGS and its principals. Capital sought compensatory and punitive damages from all defendants. On September 30, 2004, the district court entered a summary judgment in favor of all defendants dismissing all of Capital’s claims with prejudice. Capital is currently appealing the judgment to the Fifth Circuit Court of Appeals. The Company continues to believe that Capital’s claims are without merit and that the district court’s judgment will be affirmed. However, the Company cannot provide assurance that it will successfully defend the judgment on appeal. An unfavorable outcome could have a material adverse effect on the Company’s financial position, cash flows and results of operations.
      On March 2, 2004 the jury rendered a unanimous verdict in the Company’s favor awarding compensatory and punitive damages against Trend Gaming (involving a prior distribution agreement in Virginia) in the total

GAMETECH INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
amount of approximately $1.5 million. The jury also returned a verdict against Steven W. and Rhonda Hieronymus awarding compensatory and punitive damages of $1,030,000. The court reduced compensatory damages against Trend Gaming to $1,055,000. The court affirmed $150,000 in punitive damages against Trend Gaming and awarded GameTech costs of suit in the amount of $650,000. Compensatory damages against Mr. and Mrs. Hieronymus have been reduced to $762,000 but the punitive damage award against them in the amount of $150,000 remains unchanged. Of the total compensatory damages of $1.1 million awarded to the Company, $762,000 represents compensation for lost profits. The Company can only collect such damages from one of the defendants to avoid a double recovery. The Company has not recorded an estimated gain contingency as it can make no assurances whether it will be able to collect any award from the defendants.
      The Company is involved in various other legal proceedings arising out of the ordinary course of its business. The Company does not believe that any of those proceedings will have a material adverse effect on its business, financial position, cash flows or results of operations.

8.	Stockholders’ Equity
Stock Options
      In August 1997, the Company adopted the 1997 Incentive Stock Plan (the “1997 Plan”). Under the 1997 Plan, either incentive stock options (“ISO’s”) or nonqualified stock options (“NSO’s”) may be granted to employees, directors, and consultants to purchase the Company’s common stock at an exercise price determined by the Board of Directors on the date of grant. ISO’s may be granted only to employees at an exercise price that equals or exceeds the fair value of such shares on the date such option is granted. The options generally have a term of ten years and vesting periods are determined at the discretion of the Board of Directors. The Company has reserved 4,000,000 shares of common stock for issuance under the 1997 Plan, which included options granted during the twelve months immediately preceding the adoption of the 1997 Plan. As of October 31, 2004, options to purchase 970,125 shares of common stock were outstanding at exercise prices ranging from $2.88 to $5.29 per share under the 1997 Plan. In addition, as of October 31, 2004, 1,291,600 shares of common stock were available for future grants under the 1997 Plan.
      A summary of the Company’s stock option activity and related information is presented below:

	Year Ended October 31,

	2004		2003		2002

		Weighted-		Weighted-		Weighted-
	Number of	Average	Number of	Average	Number of	Average
	Shares	Exercise	Shares	Exercise	Shares	Exercise
	(Options)	Price	(Options)	Price	(Options)	Price

Outstanding at beginning of year	698,575	$3.80	1,254,360	$3.24	1,938,160	$3.34
Granted	473,600	$4.66	293,000	$3.63	212,500	$3.98
Forfeited	(94,475)	$3.84	(346,785)	$5.61	(507,775)	$4.09
Exercised	(107,575)	$3.47	(502,000)	$1.06	(388,525)	$3.02

Outstanding at end of year	970,125	$4.25	698,575	$3.80	1,254,360	$3.24

Exercisable at end of year	499,900	$4.20	335,450	$3.69	1,012,940	$3.08

Weighted average grant-date fair value of options granted during the year		$2.51		$2.66		$3.03

GAMETECH INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The following table summarizes information regarding stock options outstanding and exercisable as of October 31, 2004:

		Options Outstanding		Options Exercisable

		Weighted-Average
		Remaining	Weighted-Average		Weighted-Average
Range of Exercise Prices	Number	Contractual Life	Exercise Price	Number	Exercise Price

$2.88 - $3.51	121,500	6.64	$3.12	94,625	$3.12
$3.62 - $3.63	154,250	8.04	$3.62	37,775	$3.63
$3.81 - $3.98	204,625	7.57	$3.95	82,875	$3.93
$4.00 - $4.18	74,250	6.21	$4.08	53,500	$4.07
$4.29 - $5.29	415,500	9.11	$5.00	231,125	$4.87

	970,125	8.08	$4.25	499,900	$4.20

Restricted Stock Plan
      On October 4, 2001, the Company adopted the 2001 Restricted Stock Plan (the “2001 Plan”). Under the 2001 Plan, the Company authorized the granting of restricted stock to employees who are not officers or directors, consultants, and independent contractors. The Company has reserved 50,000 shares of common stock for grant under the 2001 Plan, which included 18,500 shares and 400 shares granted on October 4, 2001 and June 30, 2002, respectively. Based on the market price of the Company’s shares at that date, compensation expense of $1,000 was recorded on June 30, 2002.
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

GAMETECH INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

9.	Income Taxes
      The income tax provisions (benefit) consist of the following (in thousands):

	Year Ended October 31,

	2004	2003	2002

Current:
Federal	$—	$146	$(1,731)
State	90	73	(33)
Deferred:
Federal	(1,526)	698	3,234
State	(284)	8	218

	$(1,720)	$925	$1,688

      The significant components of the Company’s deferred income tax assets and liabilities at October 31, 2004 and 2003 are as follows (in thousands):

	October 31, 2004

	Current	Non-Current

Deferred income tax assets:
Amortization of intangible assets	$—	$1,454
Allowance for doubtful accounts	920	—
Reserve for excess or obsolete terminals	1,269	—
Loss contingency	1,361	—
Accrued vacation	177	—
Various accruals	103	224

Total deferred income tax assets	3,830	1,678
Deferred income tax liability:
Depreciation	(1,472)	(2,367)

Net deferred income tax asset (liability)	$2,358	$(689)

	October 31, 2003

	Current	Non-Current

Deferred income tax assets:
Amortization of intangible assets	$—	$1,115
Allowance for doubtful accounts	858	—
Reserve for excess or obsolete terminals	1,190	—
Net operating loss carryforward	—	827
Various accruals	137	261

Total deferred income tax assets	2,185	2,203
Deferred income tax liability:
Depreciation	—	(5,754)

Net deferred income tax asset (liability)	$2,185	$(3,551)

GAMETECH INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The differences between the Company’s provision for (benefit from) income taxes as presented in the accompanying consolidated statements of operations and provision for (benefit from) income taxes computed at the federal statutory rate is comprised of the items shown in the following table as a percentage of pre-tax earnings:

	Year Ended October 31,

	2004	2003	2002

Income tax provision at the statutory rate	(34.0)%	34.0%	34.0%
State income taxes, net of federal benefit	(1.1)	2.4	2.3
Meals and entertainment	0.3	2.0	0.8
Non deductible lobbying expenses	0.8	3.5	1.1
Impairment of goodwill	19.4	—	—
Other, net	(0.2)	1.8	—

	(14.8)%	43.7%	38.2%

10.	Short Term Investments
      The Company currently invests in only investment grade, short-term investments which it classifies as available-for-sale. As such, there were no significant differences between amortized cost and estimated fair value at October 31, 2004 or October 31, 2003. Additionally, because investments are short-term and are generally allowed to mature, realized gains and loss for fiscal 2004 and 2003 are minimal.
      The following table presents the estimated fair value breakdown of investment by category (in thousands):

	October 31,

	2004	2003

U.S. Treasury and agency securities	$2,605	$1,399
Unsecured corporate notes	—	351

	$2,605	$1,750

11.	Other Accrued Liabilities
      Other accrued liabilities consisted of (in thousands):

	October 31,

	2004	2003

Accrued professional fees	$1,401	$700
Accrued distributor commissions	486	497
Deferred revenue	82	145
Other	423	401

	$2,392	$1,743

GAMETECH INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

12.	Net Income (Loss) Per Share
      A reconciliation of the shares used in the basic and fully diluted net income (loss) per share calculations follows:

	Year Ended October 31,

	2004	2003	2002

Basic weighted average shares outstanding	11,774,795	11,696,118	11,150,064
Effect of dilutive securities:
Stock options	—	121,663	795,329

Diluted	11,774,795	11,817,781	11,945,393

      Employee stock options to purchase approximately 970,000, 550,000, and 401,000 shares in fiscal years 2004, 2003, and 2002, respectively, were outstanding, but were not included in the computation of diluted earnings per share because the effect would have been antidilutive.

13.	Valuation and Qualifying Accounts (in thousands)

		Additions	Deductions
	Balance at	Charged to	(Write-offs,
	Beginning of	Costs and	Net of	Balance at End
Description	Period	Expenses	Collections)	of Period

Year ended October 31, 2002:
Deducted from asset accounts:
Allowance for doubtful accounts	$2,772	$654	$(1,084)	$2,342
Year ended October 31, 2003:
Deducted from asset accounts:
Allowance for doubtful accounts	$2,342	$234	$(289)	$2,287
Year ended October 31, 2004:
Deducted from asset accounts:
Allowance for doubtful accounts	$2,287	$281	$(114)	$2,454

		Additions
	Balance at	Charged to	Deductions
	Beginning of	Costs and	(Disposal of	Balance at End
Description	Period	Expenses	Assets)	of Period

Year ended October 31, 2002:
Deducted from asset accounts:
Allowance for bingo terminal obsolescence	$3,966	$—	$(534)	$3,432
Year ended October 31, 2003:
Deducted from asset accounts:
Allowance for bingo terminal obsolescence	$3,432	$50	$(310)	$3,172
Year ended October 31, 2004:
Deducted from asset accounts:
Allowance for bingo terminal obsolescence	$3,172	$355	$(143)	$3,384

GAMETECH INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

14.	Subsequent Event (Unaudited)
      During December 2004, the Company announced a quarterly cash dividend of $0.03 per share, which was paid on January 11, 2005 to stockholders of record as of the close of business on December 27, 2004. The Company also announced that its policy of paying dividends to stockholders will be discontinued indefinitely following this dividend.
      On February 1, 2005, the Company amended its revolving line-of-credit. The maximum available under the terms of the agreement was revised from $5.0 million to $2.5 million. The expiration of the agreement remains April 2, 2005. The amendment contained additional covenants that relate to liquidity requirements and restrictions on the ability to pay dividends.

15.	Quarterly Financial Information (Unaudited)
      Summarized unaudited quarterly financial information for the years 2004 and 2003 are noted below (in thousands, except per share amounts):

	Fiscal Year 2004

	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter

Revenue	$12,615	$13,359	$12,916	$12,600
Gross profit	$6,905	$7,744	$6,807	$6,007
Income (loss) from operations	$(31)	$127	$168	$(11,948)
Net income (loss)	$(15)	$58	$33	$(9,982)
Basic net income (loss) per share	$0.00	$0.00	$0.00	$(0.84)
Diluted net income (loss) per share	$0.00	$0.00	$0.00	$(0.84)
      During the fourth quarter ended October 31, 2004 the Company recorded the following expenses:

•	$3,628,000 was charged to general and administrative expenses as the estimated legal award to a terminated distributor.

•	Severance costs for involuntary terminations of personnel and management resignations amounting to $813,000, of which $157,000, $153,000 and $503,000 was charged to cost of revenue, research and development, and general and administrative expenses, respectively.

•	Impairment charge for capitalized software amounting to $173,000, primarily recorded in research and development expenses.

•	An impairment charge of $6,625,000 related to goodwill. The charge was recorded in operating expenses.

	Fiscal Year 2003

	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter

Revenue	$13,198	$13,322	$12,776	$13,033
Gross profit	$8,073	$7,924	$7,144	$7,413
Income from operations	$843	$541	$318	$411
Net income	$522	$226	$252	$191
Basic net income per share	$0.05	$0.02	$0.02	$0.02
Diluted net income per share	$0.04	$0.02	$0.02	$0.02

EXHIBIT INDEX

Exhibit
Number	Description of Exhibit

3.1	Certificate of Incorporation of the Registrant, as amended(1)
3.3	Certificate of Designation of Series A Junior Participating Preferred Stock of the Registrant(7)
3.4	Second Amended and Restated Bylaws of the Registrant(2)
4.1	GameTech International, Inc. Registration Rights Agreement(3)
4.3	Rights Agreement, dated as of March 7, 2003, between GameTech International, Inc. and Mellon Investor Services, LLC, as rights agent(8)
4.4	Specimen Common Stock Certificate(7)
10.1	GameTech International, Inc. 1997 Incentive Stock Plan(1)
10.15	GameTech International, Inc. 2001 Restricted Stock Plan(5)
10.16	Lease Agreement dated November 18, 1999 between the Registrant and Cypress Corporate Services, including addendum to lease and first amendment dated April 17, 2000(4)
10.17	Revolving Line of Credit dated August 19, 1998 between the Registrant and Wells Fargo Bank, N.A.(4)
10.18	Letter Amendment to Revolving Line of Credit dated April 1, 2000 by and among the Registrant, Bingo Technologies Corporation, and Wells Fargo Bank, N.A.(4)
10.19	Letter Amendment to Revolving Line of Credit dated April 2, 2001 by and among the Registrant, Bingo Technologies Corporation, and Wells Fargo Bank, N.A.(4)
10.22	Employment Agreement dated October 1, 1997 between the Registrant and Andrejs K. Bunkse(4)
10.23	Letter Amendment dated April 2, 2002 between Wells Fargo Bank, N.A., the Registrant, and Bingo Technologies Corporation amending the letter agreement between the parties dated August 19, 1998, together with Revolving Line of Credit Note dated April 2, 2002(6)
10.24	Letter Amendment dated April 2, 2003 between Wells Fargo Bank, N.A., and the Registrant, amending the letter agreement between the parties dated August 19, 1998, together with the Revolving Line of Credit Note dated April 2, 2003(9)
10.25	Employment Agreement dated September 2, 2004, between the Registrant and John B. Furman(10)
10.26	Employment Agreement effective February 1, 2005, between the Registrant and Cornelius T. Klerk(11)
21	List of Subsidiaries(6)
23.1	Consent of Independent Registered Public Accounting Firm
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated by the Securities Exchange Act of 1934, as amended
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated by the Securities Exchange Act of 1934, as amended
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference to the Registrant’s Registration Statement on Form S-1 (Registration No. 333-34967) as filed with the Commission on or about September 4, 1997.

(2)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended January 31, 2004, as filed with the Commission on or about March 16, 2004.

(3)	Incorporated by reference to Amendment No. 1 to the Registrant’s Registration Statement on Form S-1 (Registration No. 333-34967) as filed with the Commission on or about October 17, 1997.

(4)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended October 31, 2001 as filed with the Commission on or about January 29, 2002.

(5)	Incorporated by reference to the Registrant’s Registration Statement on Form S-8 (Registration No. 333-72886) as filed with the Commission on or about November 7, 2001.

(6)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended October 31, 2002 as filed with the Commission on or about January 29, 2003.

(7)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended January 31, 2003 as filed with the Commission on or about March 17, 2003.

(8)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated March 7, 2003 as filed with the Commission on or about March 10, 2003.

(9)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended April 30, 2003 as filed with the Commission on or about June 16, 2003.

(10)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated September 2, 2004 as filed with the Commission on or about September 9, 2004.

(11)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended July 31, 2004 as filed with the Commission on or about September 14, 2004.