Form 10-Q
period 2005-01-31
GAMETECH INTERNATIONAL INC
filed 2005-03-17
CIK 1045014

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JANUARY 31, 2005

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days Yes ☑ No ☐

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2) Yes ☐ No ☑

     On March 9, 2005, the registrant had 11,875,214 outstanding shares of its Common Stock, par value $0.001 per share.

GAMETECH INTERNATIONAL, INC.
QUARTERLY REPORT ON FORM 10–Q
FOR THE QUARTERLY PERIOD ENDED JANUARY 31, 2005
INDEX

GAMETECH INTERNATIONAL, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)

	January 31,	October 31,
	2005	2004
	(Unaudited)	(Note A)
Assets:
Current assets:
Cash and cash equivalents	$4,926	$6,101
Short-term investments	2,616	2,605
Accounts receivable, less allowance for doubtful accounts of $2,445 in 2005 and $2,454 in 2004	3,516	3,484
Deposits	32	29
Refundable income taxes	96	100
Prepaid expenses and other current assets	800	650
Deferred income taxes	2,561	2,358

Total current assets	14,547	15,327

Bingo equipment, furniture and other equipment, net	23,312	23,952
Goodwill, net	10,184	10,184
Intangibles, less accumulated amortization of $3,811 in 2005 and $3,614 in 2004	1,797	1,766
Restricted cash	450	450

Total assets	$50,290	$51,679

Liabilities and stockholders’ equity:
Current liabilities:
Accounts payable	$464	$1,343
Accrued payroll and related obligations	1,296	1,541
Accrued loss contingency	3,628	3,628
Income tax payable	1,259	1,214
Other accrued liabilities	2,039	2,392

Total current liabilities	8,686	10,118

Non-current employment obligations	201	202
Deferred income taxes	888	689
Commitments and contingencies	—	—
Stockholders’ equity:
Common stock, $0.001 par value: 40,000,000 shares authorized; 13,730,539 shares issued at January 31, 2005 and 13,700,339 at October 31, 2004	14	14
Capital in excess of par value	47,280	47,081
Retained earnings	1,317	1,671
Less: Treasury stock, at cost: 1,855,325 shares at January 31, 2005 and at October 31, 2004	(8,096)	(8,096)

Total stockholders’ equity	40,515	40,670

Total liabilities and stockholders’ equity	$50,290	$51,679

See accompanying notes.

GAMETECH INTERNATIONAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except share and per share amounts)

	Three Months Ended
	January 31,
	2005	2004
	(Unaudited)
Revenue	$12,320	$12,615
Cost of revenue	5,470	5,710

Gross profit	6,850	6,905
Operating expenses:
General and administrative	2,741	2,780
Sales and marketing	3,059	3,035
Research and development	1,083	1,121

Total operating expenses	6,883	6,936

Loss from operations	(33)	(31)

Interest and other income, net	35	6

Income (loss) before provision for income taxes	2	(25)

Provision for (benefit from) income taxes	1	(10)

Net income (loss)	$1	$(15)

Basic net income (loss) per share	$0.00	$(0.00)

Diluted net income (loss) per share	$0.00	$(0.00)

Shares used in the calculation of net income (loss) per share:
Basic	11,846,327	11,737,439

Diluted	11,949,718	11,737,439

Cash dividends per common share	$0.03	$0.12

See accompanying notes.

GAMETECH INTERNATIONAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Three Months Ended
	January 31,
	2005	2004
	(unaudited)
Cash flows from operating activities:
Net income (loss)	$1	$(15)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	3,075	2,731
Obsolescence	241	168
Loss on disposals of furniture and other equipment	—	2
Stock compensation expense	93	—
Deferred income taxes	(4)	—
Interest on short-term investments	(11)	—
Changes in operating assets and liabilities:
Accounts receivable, net	(32)	(524)
Deposits	(3)	(1)
Refundable income taxes	4	23
Prepaid expenses and other current assets	(150)	(620)
Accounts payable	(879)	401
Accrued payroll and related obligations	(245)	94
Income tax payable	45	—
Other accrued liabilities	(353)	234
Non-current employment obligations	(1)	(15)

Net cash provided by operating activities	1,781	2,478

Cash flows from investing activities:
Proceeds from sale of short-term investments	—	1,402
Capital expenditures for bingo equipment, furniture and other equipment	(2,479)	(2,676)
Payments for acquisitions of intangible assets and capitalized costs of developed software	(228)	(184)

Net cash used in investing activities	(2,707)	(1,458)

Cash flows from financing activities:
Payments on long-term debt	—	(81)
Payments of dividends	(355)	(1,408)
Proceeds from exercise of stock options	106	—

Net cash used in financing activities	(249)	(1,489)

Net decrease in cash and cash equivalents	(1,175)	(469)
Cash and cash equivalents at beginning of period	6,101	10,202

Cash and cash equivalents at end of period	$4,926	$9,733

See accompanying notes.

GAMETECH INTERNATIONAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JANUARY 31, 2005
(UNAUDITED)

NOTES TO FINANCIAL STATEMENTS

NOTE A. BASIS OF PRESENTATION

     The accompanying unaudited condensed consolidated financial statements as of January 31, 2005 have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In our opinion, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three-month period ended January 31, 2005 are not necessarily indicative of the results that may be expected for the year ending October 31, 2005.

     The balance sheet at October 31, 2004 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. For further information, refer to the consolidated financial statements and footnotes thereto included in our annual report on Form 10-K for the year ended October 31, 2004.

     Certain amounts in the prior period’s condensed consolidated financial statements have been reclassified to conform to the current period’s presentation.

NOTE B. SIGNIFICANT ACCOUNTING POLICIES

REVENUE RECOGNITION

     We recognize revenue for bingo terminals placed in bingo halls under contracts based on (1) a fixed fee per use per session; (2) a fixed weekly fee per terminal; or (3) a percentage of the revenue generated by each terminal. Our revenue recognition is a key component of our results of operations, and determines the timing of certain expenses, such as commissions. We recognize revenue in accordance with U.S. generally accepted accounting principles when all of the following factors exist: (a) evidence of an arrangement with the customer; (b) play or availability of the bingo terminals; (c) a fixed or determinable fee; and (d) collectibility is reasonably assured. We exercise judgment in assessing the credit worthiness of our customers and therefore in our determination of whether collectibility is reasonably assured. Should changes in conditions cause us to determine these criteria are not met for future transactions, revenue recognized for future reporting periods could be adversely affected

ACCOUNTS RECEIVABLE AND ALLOWANCE FOR DOUBTFUL ACCOUNTS

     Our receivables are recorded when revenue is recognized in accordance with our revenue recognition policy and represent claims against third parties that will be settled in cash. The carrying value of our receivables, net of allowance for doubtful accounts represents its estimated net realizable value.

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

BINGO EQUIPMENT, FURNITURE AND OTHER EQUIPMENT

     Bingo equipment includes portable and fixed-base player terminals as well as file servers, caller’s units, point-of-sale units, and other support equipment. Bingo equipment, furniture, and other equipment are stated at cost and depreciated using the straight-line method over the estimated useful lives of the assets. The estimated useful lives are as follows:

Bingo equipment	3-5 years
Office furniture and equipment	3-7 years
Leasehold improvements	10 years

     We provide reserves for excess or obsolete bingo terminals on hand that we do not expect to be used. Our reserves are based upon several factors, including estimated forecast of bingo terminal demand for placement into halls. Our estimates of future bingo terminal demand may prove to be inaccurate, in which case we may have understated or overstated the provision required for excess or obsolete bingo terminals. Although we attempt to assure the accuracy of our estimated forecasts, any significant unanticipated changes in demand or technological developments could have a significant impact on the value of bingo terminals, results of operations, and financial condition.

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

     The achievement of technological feasibility and the estimate of a products’ economic life require management’s judgment. Any changes in key assumptions, market conditions, or other circumstances could result in an impairment of the capitalized asset and a charge to our operating results.

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

LEGAL CONTINGENCIES

     We are currently involved in various claims and legal proceedings. Periodically, we review the status of each significant matter and assess the potential financial exposure. If the potential loss from any claim or legal proceeding is considered probable and the amount can be estimated, we accrue a liability for the estimated loss. Significant judgment is required in both the determination of probability and the determination as to whether an exposure is reasonably estimable. Because of uncertainties related to these matters, accruals are based only on the best information available at the time. As additional information becomes available, we reassess the potential liability related to our pending claims and litigation and may revise their estimates. Such revisions in the estimates of the potential liabilities could have a material impact on the results of operations, and financial condition.

PRO FORMA STOCK-BASED COMPENSATION INFORMATION

     Pro forma information regarding net income (loss) and net income (loss) per share is required by SFAS No. 123, Accounting for Stock-Based Compensation, as amended by SFAS No. 148, Accounting for Stock-Based Compensation – Transition and Disclosure, and has been determined as if we had accounted for our employee stock options under the fair value method of that statement.

     Our pro forma information follows:

	(In thousands, except per share amounts) Three Months Ended
	January 31,
	2005	2004
Net income (loss), as reported	$1	$(15)
Add: Stock-based employee compensation expense included in reported net income (loss), net of related tax effects	93	—
Deduct: Total stock-based employee compensation expense determined under fair value based method, net of related tax effects	(63)	(67)

Pro forma net income (loss)	$31	$(82)

Net income (loss) per share:
Basic – as reported	$0.00	$(0.00)
Basic – pro forma	$0.00	$(0.01)

Diluted – as reported	$0.00	$(0.00)
Diluted – pro forma	$0.00	$(0.01)

NEW ACCOUNTING PRONOUNCEMENTS

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

     In November 2004, the FASB issued SFAS No. 151, Inventory Costs – an amendment of ARB No. 43, Chapter 4. The amendments made by SFAS No. 151 clarify that abnormal amounts of idle facility expense, freights, handling costs, and wasted materials (spoilage) should be recognized as current-period charges and require the allocation of fixed production overheads to inventory based on the normal capacity of the production facilities. SFAS No. 151 is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. Earlier application is permitted for inventory costs incurred during fiscal years beginning after November 23, 2004. We do not expect the adoption of this recently-issued accounting pronouncement to have a material impact on our financial position, cash flows or results of operations.

     In December 2004, the FASB issued SFAS No.123 (revised 2004, or “R”), Share-Based Payment – a revision of FASB Statement No. 123 Accounting for Stock-Based Compensation. SFAS No. 123 supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and amends SFAS No. 95, Statement of Cash Flows. SFAS No. 123 (R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative. The new standard will be effective for our fourth quarter ended October 31, 2005.

SFAS No. 123(R) permits public companies to adopt its requirements using one of two methods:

1.	A “modified prospective” method in which compensation cost is recognized beginning with the effective date (a) based on the requirements of SFAS No. 123(R) for all share-based payments granted after the effective date, and (b) based on the requirements of SFAS No. 123 for all awards granted to employees prior to the effective date of SFAS No. 123(R) that remain unvested on the effective date.

2.	A “modified retrospective” method which includes the requirements of the modified prospective method described above, but also permits entities to restate based on the amounts previously recognized under SFAS No. 123 for purposes of pro forma disclosures either (a) all prior periods presented, or (b) prior interim periods of the year of adoption.

     We have not determined the method upon which we will adopt SFAS No. 123(R).

     As permitted by SFAS No. 123, we currently account for share-based payments to employees using APB Opinion 25’s intrinsic value method and, as such, generally recognize no compensation cost for employee stock options. Accordingly, the adoption of SFAS No. 123(R)’s fair value method will have a significant impact on our result of operations, although it will have no impact on its overall financial position. We cannot predict the impact of adoption of SFAS No. 123(R) at this time because it will depend on levels of share-based payments granted in the future. SFAS No. 123(R) also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required under current literature.

NOTE C. NET INCOME (LOSS) PER SHARE OF COMMON STOCK

     The calculation of the basic and diluted net income (loss) per share is the same except for the dilutive effect of outstanding stock options (determined using the treasury stock method). The dilution was 103,391 shares for the three months ended January 31, 2005. There is no effect of outstanding options on the diluted loss per share for the three months ended January 31, 2004 because their effect would be anti-dilutive. Stock options to purchase 419,500 and 967,760 shares of our common stock were not included in the computation of diluted net income (loss) per share for the three months ended January 31, 2005 and 2004, respectively, because the effect would be anti-dilutive.

NOTE D. LITIGATION

     On March 22, 2001, we filed a claim in the United States District Court, District of Arizona, GAMETECH INTERNATIONAL, INC. V. TREND GAMING SYSTEMS, LLC, CV 01-540 PHX PGR, seeking a declaratory judgment that we are not in material breach of our November 1, 1999 distribution agreement with Trend Gaming Systems, LLC (“Trend”) and seeking damages for past due payments and wrongful withholdings by Trend. Trend has counterclaimed, alleging that its payments are in compliance with its contractual obligations and that it is entitled to withhold certain monies. Trend also contends that we are in breach of certain of our contractual obligations to Trend or its customers. On December 16, 2002, the court entered at our request an order enjoining Trend from using approximately $540,000 in funds it had collected on our behalf, pending a trial on our ownership interest in those funds. The money has been placed in a bank account subject to the court’s control and now totals approximately $585,000. In addition, collections of accounts receivable by Trend, if any, will also be placed in that account, pending the resolution of the case. We have posted a $450,000 deposit with the court, which is presented as restricted cash on our consolidated balance sheets. We fully reserved the accounts receivable from Trend as of October 31, 2004 and 2003. Trend filed a motion for summary judgment alleging that the termination of the distribution agreement was improper. On May 16, 2003, the court dismissed Trend’s motion for summary judgment. On December 2, 2003, Trend filed a renewed motion for summary judgment alleging that we did not have the right to terminate the distribution agreement based upon Trend’s failure to ensure that we received our minimum rate of return. The court, on March 19, 2004, denied Trend’s renewed motion for summary judgment. Trial in this matter commenced October 4, 2004. On November 1, 2004, the jury returned a verdict in favor of Trend against us. The jury awarded Trend $3,527,000 in compensatory damages. Trend concedes that it is not entitled to prejudgment interest on that sum. Trend seeks an award of $810,000 in legal fees and $26,000 in expenses and costs. We plan to contest the fee request. The jury also awarded us $735,000 in compensatory damages for funds Trend collected on our behalf. We have moved for a new trial. No judgment has been entered in the case. Should the court not grant a new trial, we intend to post a supersedeas bond to stay collection while we appeal to the Ninth Circuit Court of Appeals. We expect that we will be required to collateralize the supersedeas bond with cash. Any cash used in the collateralization of the bond would be accounted for as restricted cash on our consolidated balance sheets. We cannot provide assurance that we will succeed in setting the judgment aside by the trial or appellate court. For the year ended October 31, 2004, we have recorded an estimated loss contingency in the Trend Gaming Systems litigation of $3,628,000, which is estimated based on the amounts of the judgment described above. The estimated loss contingency is included in operating expenses in the statement of operations for the year ended October 31, 2004. There has been no change to the recorded loss contingency during the current quarter.

     On October 30, 2002, Capital Gaming Supplies (“Capital”) filed a claim in the United States District Court, Southern District of Mississippi, CAPITAL GAMING SUPPLIES, INC. V. GAMETECH INTERNATIONAL, INC. Civil Action No. 3:02 CV1636WS, seeking a judgment that we tortiously interfered with alleged existing and prospective customer accounts. We denied the allegations and filed a counter-claim seeking a judgment that Capital tortiously interfered with our customer accounts. On April 18, 2003, Capital filed an amended complaint adding other claims against us and other defendants, including a claim for malicious breach of contract against International Gaming Systems, Inc. (“IGS”), and its principals. In November 2002, we acquired certain assets of IGS and we assumed certain claims filed by Capital against IGS and its principals. Capital sought compensatory and punitive damages from all defendants. On September 30, 2004, the district court entered a summary judgment in favor of all defendants dismissing all of Capital’s claims with prejudice. Capital is currently appealing the judgment to the Fifth Circuit Court of Appeals. We continue to believe that Capital’s claims are without merit and that the district court’s judgment will be affirmed. However, we cannot provide assurance that we will successfully defend the judgment on appeal. An unfavorable outcome could have a material adverse effect on our financial position, cash flows, and results of operations.

     On March 2, 2004 the jury rendered a unanimous verdict in our favor awarding compensatory and punitive damages against Trend Gaming (involving a prior distribution agreement in Virginia) in the total amount of approximately $1.5 million. The jury also returned a verdict against Steven W. and Rhonda Hieronymus awarding compensatory and punitive damages of $1,030,000. The court reduced compensatory damages against Trend Gaming to $1,055,000. The court affirmed $150,000 in punitive damages against Trend Gaming and awarded GameTech costs of suit in the amount of $650,000. Compensatory damages against Mr. and Mrs. Hieronymus have been reduced to $762,000 but the punitive damage award against them in the amount of $150,000 remains unchanged. Of the total compensatory damages of $1.1 million awarded to us, $762,000 represents compensation for lost profits. We can only collect such damages from one of the defendants to avoid a double recovery. We have not recorded an estimated gain contingency, as we can make no assurances whether we will be able to collect any award from the defendants.

     On March 3, 2005, we received an “Original Notice of Opportunity to Show Compliance” (“Notice”) from the Texas Lottery Commission. The Notice alleges that we engaged in acts prohibited by Sections 2001.553, 2001.556, 2001.206 and 2001.407 of the Texas Bingo Enabling Act (“Enabling Act”). The Notice specifically alleges that a former employee of ours, with our approval, engaged in direct sales and contract negotiations or attempted to induce sales with commercial lessors and charitable organizations while not licensed to do so; engaged in selling, distributing, and supplying bingo equipment and supplies without a distributor’s license; engaged in pricing acting in concert with distributors, commercial lessors, and charitable organizations, a potential violation of the Enabling Act; and engaged in direct distribution of bingo supplies and equipment to persons other than a licensed distributor. The Notice gives us the ability to demonstrate compliance with the Enabling Act prior to a hearing.

     In the event that we are found to have violated the Enabling Act, administrative penalties, up to and including revocation of our Texas license, could be imposed. We deny the allegations and intend to defend vigorously this matter. However, we cannot provide assurance that we will prevail in this matter or that any administrative penalties that may be imposed will not have a material adverse effect on our financial position, cash flows, and results of operations.

     We are involved in various other legal proceedings arising in the ordinary course of our business. We do not believe that any of those proceedings will have a material adverse effect on our business, financial position, or results of operations.

NOTE E. CREDIT AGREEMENTS

     Effective April 2, 2004, we renewed our revolving line-of-credit agreement with a bank. The maximum amount available under the terms of the agreement is $5.0 million, which was amended to $2.5 million effective February 1, 2005. The line of credit was reduced as a result of breaches of certain covenants in the line of credit agreement, including failure to meet certain financial conditions as well as exceeding a litigation loss contingency minimum, for which we received a waiver from the bank for non-compliance with these covenants at October 31, 2004. Borrowings bear interest based on the bank’s prime rate or LIBOR plus 2.0 percent, at our option. Interest is payable monthly and the agreement expires on April 2, 2005. We can give no assurance that the credit agreement will be renewed. Our obligations under the agreement are secured by substantially all of our assets. The agreement contains certain restrictive covenants, which among other things, require that specified financial balances and ratios be maintained, requires profitability to be maintained on a rolling four quarter basis, and restrict the incurrence of additional indebtedness and payment of dividends. At January 31, 2005 and 2004, there was no outstanding balance under the line-of-credit. At March 14, 2005, we were not in compliance with certain of the financial covenants and we expect that we will not be in compliance with such covenants through the April 2, 2005 expiration date. The bank has agreed to continue the lending relationship however, the bank reserves the right to terminate the agreement at their discretion.

NOTE F. INCOME TAXES

     We recorded our income tax provision at an effective rate of 46.9% for the three-months ended January 31, 2005 compared with 42.9% for the three-months ended January 31, 2004. The actual effective tax rate is different from the expected federal rate of 35%, reflecting certain permanent differences between financial accounting and tax accounting and the effect of state and federal income taxes and nondeductible expenses (stock compensation expense) on the pre-tax income in the current year.

NOTE G. STOCK COMPENSATION

In December 2004, the vesting period for 20,000 options to purchase shares of our common stock was accelerated and became fully vested. As a result of this stock option modification, we recorded compensation expense of $29,000 for the quarter ended January 31, 2005. The stock compensation expense was calculated using the intrinsic value method, which compares the common stock option exercise price to the fair market value of the underlying common stock on the date of modification. The stock compensation expense is recorded in cost of revenue in the consolidated statement of operations.

In January 2005, the term for 67,500 fully vested options to purchase shares of our common stock was extended for an additional six months. As a result of this stock option modification, we recorded compensation expense of $64,000 for the quarter ended January 31, 2005. The stock options are subject to variable accounting under Accounting Principles Board Opinion No. 25. Under variable accounting the Company is required to remeasure the value of the options, and the corresponding compensation expense, at the end of each reporting period until the option is exercised, cancelled, or expires unexercised. As a result, the stock-based compensation recognized in any given period can vary due to changes in the valuation of the common stock of the Company. The stock compensation expense is recorded in sales and marketing expense in the consolidated statement of operations.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     The following discussion should be read in conjunction with our condensed consolidated financial statements and notes thereto included elsewhere in this report, as well as our audited consolidated financial statements for the fiscal year ended October 31, 2004 contained in our annual report on Form 10-K. The following discussion contains certain forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from the results anticipated in these forward-looking statements as a result of the factors set forth in this report and those risk factors included in our annual report on Form 10-K for the fiscal year ended October 31, 2004.

OVERVIEW

     We design, develop, and market interactive electronic player terminals and bingo systems. We currently market portable systems that can be played anywhere within a bingo hall and fixed-base systems with light-pen or touchscreen-activated monitors. For our three most recent fiscal years ended October 31, 2004, 2003, and 2002, our portable terminals generated approximately 74%, 73%, and 77% of our revenue, respectively, while our fixed-base terminals generated the balance of our revenue during those same years. For the three-months ended January 31, 2005, portable systems accounted for 76% of our revenue and fixed-base systems accounted for 24% of our revenue. As of January 31, 2005, we had systems in service in 36 states and in six foreign countries.

     We generate revenue by placing electronic player terminals and bingo systems in bingo halls under contracts based on (1) a fixed fee per use per session; (2) a fixed weekly fee per terminal; or (3) a percentage of the revenue generated by each terminal. Revenue growth is affected by player acceptance of electronic bingo as an addition or an alternative to paper bingo, our ability to expand operations into new markets and our ability to increase our market share, and regulatory acceptance within jurisdictions. Fixed-base bingo terminals generate greater revenue per terminal than portable bingo terminals, but also require a greater initial capital investment.

     We typically install our electronic player terminals and bingo systems at no charge to our customers, and we capitalize the costs. We record depreciation of bingo equipment over a three- and five-year estimated useful life using the straight-line method of depreciation.

     Our expenses consist primarily of (a) cost of revenue, consisting of expenses associated with technical and operational support of the player terminals and bingo systems within bingo halls, depreciation and amortization of bingo terminals, repair, refurbishment, and disposals of bingo terminals and related support equipment, and excess or obsolescence reserve; (b) general and administrative expenses, consisting of activities associated with management of our company and related support, which includes finance and accounting, legal, compliance, information systems, human resources, and accounts receivable reserve; (c) sales and marketing, consisting primarily of commissions paid to distributors for promoting and supporting our products and an internal sales force with a focus upon generating new customers and upgrades for existing customers; and (d) research and development, consisting of company-sponsored research and development activities to provide players with new or enhanced products on which to play electronic bingo.

     A number of events occurred that affected, or may in the future affect, our results of operations or liquidity and capital resources.

     We have continued to incur significant expenses in aggressively defending or pursuing certain legal issues, including the following:

•	Trend (Texas) Litigation. We continue to engage in litigation with a former Texas distributor. As we have previously reported, on November 1, 2004, a jury awarded a former Texas distributor $3,527,000 in compensatory damages while awarding our Company $735,000 in compensatory damages. The former Texas distributor is seeking an additional $810,000 in legal fees and $26,000 in expenses and costs. We have moved for a new trial. Final entry of judgment has yet to occur in the case. Should the court not grant a new trial, we intend to post a supersedeas bond to stay collection while we take an appeal to the Ninth Circuit Court of Appeals. At and for the year ended October 31, 2004 we have recorded an estimated loss contingency in the Trend Gaming Systems litigation of $3,628,000. The estimated loss contingency is included in operating expenses in the consolidated statement of operations.

•	Patent Infringement Litigation. We continue to defend a patent infringement lawsuit in Nevada. An unfavorable outcome at trial could result in substantial damages and payment of the plaintiff’s fees and costs. We have not accrued any amounts related to the patent infringement matter.

•	Mississippi Distributor Litigation. We are a defendant in ongoing litigation with a former distributor in Mississippi. On September 30, 2004, the district court entered a summary judgment in favor of all defendants dismissing all the distributor’s claims with prejudice. The distributor is currently appealing the judgment to the Fifth Circuit Court of Appeals. The Mississippi distributor lawsuit could result in a punitive damages award, which could be materially injurious to us. We have not accrued any amounts related to the Mississippi litigation.

•	Texas Lottery Commission. On March 3, 2005, we received an “Original Notice of Opportunity to Show Compliance” from the Texas Lottery Commission. The notice alleges that we engaged in acts prohibited by the Texas Bingo Enabling Act, or the Enabling Act. The notice specifically alleges that a former employee of ours, with our approval, engaged in direct sales and contract negotiations or attempted to induce sales with commercial lessors and charitable organizations while not licensed to do so; engaged in selling, distributing, and supplying bingo equipment and supplies without a distributor’s license; engaged in pricing acting in concert with distributors, commercial lessors and charitable organizations in violation of the Enabling Act; and engaged in direct distribution of bingo supplies and equipment to persons other than a licensed distributor. The Notice gives us the ability to demonstrate compliance with the Enabling Act prior to a hearing. In the event that we are found to have violated the Enabling Act, administrative penalties, up to and including revocation of our Texas license, could be imposed. We have denied the allegations and intend to vigorously defend this matter. However, we cannot provide assurance that we will prevail in this matter or that any administrative penalties that may be imposed will not have a material adverse effect on our financial position, cash flows, and results of operations.

     During the quarter ended January 31, 2005 capital expenditures were approximately $2.5 million primarily as an investment in player terminals and bingo systems and related support equipment. This investment included an increase in the number of installed TravelerTM and TED2CTM color-portable terminals. We also upgraded our fixed-base systems in many markets.

APPLICATION OF CRITICAL ACCOUNTING POLICIES AND ESTIMATES

     Management’s Discussion and Analysis of Financial Condition and Results of Operations discusses our condensed consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the balance sheet dates and reported amounts of revenue and expenses during the reporting period. On an ongoing basis, we evaluate our estimates and judgments, including those related to revenue recognition, bad debts, bingo terminal depreciation, goodwill impairment, and contingencies and litigation. We base our estimates and judgments on historical experience and on various other factors we believe that are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

     These estimates and assumptions are affected by the application of our significant accounting policies. Our significant accounting policies are described in Note B to our Condensed Consolidated Financial Statements contained elsewhere in this report.

     Critical accounting policies are those that require us to make the most difficult, subjective, or complex judgments, often as a result of inherently uncertain matters that may change in subsequent periods. Our critical accounting policies include revenue recognition, allowance for doubtful accounts, reserves for bingo terminal obsolescence, capitalization of software development costs, impairment of assets, and assessment and evaluation of litigation and contingencies.

     Changes in internal or external conditions could cause actual results to differ from our estimates and could cause future reporting periods to be adversely affected. If changes in conditions lead us to believe that our criteria for revenue recognition are not met for future transactions, revenue recognized for future reporting periods could be significantly less. Changes in financial conditions of specific customers or in overall collection trends may result in adjustments to our reserves for doubtful accounts. Changes in technology, our competitors offerings, market conditions, or other factors affecting our business prospects could result in an increase in reserves for bingo terminal obsolescence or in an impairment to the carrying value of goodwill, other intangible assets or the capitalized cost of developed software. As additional information becomes available and we reassess our potential liability related to litigation or other contingencies, we may revise our estimates and such revisions could have an adverse effect on our results of operations, cash flows, and financial position.

RESULTS OF OPERATIONS

Three Months Ended January 31, 2005 Compared with Three Months Ended January 31, 2004

     REVENUE. We generated revenue of $12.3 million for the three months ended January 31, 2005 compared with $12.6 million for the comparable prior-year quarter. The $295,000, or 2.3%, net decrease in revenue from the first quarter of fiscal 2004 was primarily a result of the loss of a significant customer account in the last quarter of our prior fiscal year. Additionally, an unfavorable legislative change in the state of Oklahoma occurred at the start of our first fiscal quarter 2005. Oklahoma enacted legislation that permits casino-style gaming devices. This will have the effect of reducing the demand for electronic bingo gaming in general in Oklahoma. The expected loss of substantial Oklahoma business, combined with the loss of the customer account, will likely result in revenue for fiscal year 2005 being less than that for fiscal 2004. We began limited nationwide distribution of our newest portable color terminal, the Traveler, in the third fiscal quarter of fiscal year 2004. We continued accelerated Traveler distributions into the first fiscal quarter of fiscal 2005. We have experienced an increased profitability over the Traveler’s predecessor during this limited time period.

     COST OF REVENUE. Cost of revenue decreased $240,000, or 4.2%, to $5.5 million for the quarter ended January 31, 2005 from $5.7 million for the comparable prior-year period. Cost of revenue as a percent of revenue for the current quarter decreased to 44.4% compared with 45.3% for the quarter ended January 31, 2004. The decrease in cost of revenue over the prior year first quarter was in service and operations of $303,000 as a result of a reduction of operations personnel. Additionally, costs associated with the obsolete bingo terminal, repair, refurbishment, and disposal of bingo terminals and related support equipment decreased $360,000 from the prior year principally as a result of transitioning refurbishment activities in house from outside vendors. Depreciation and amortization expense increased $442,000, primarily as a result of our investment in Traveler portable color terminals, and our fixed-base terminals.

     GENERAL AND ADMINISTRATIVE. General and administrative costs decreased $39,000, or 1.4%, to $2.7 million for the quarter ended January 31, 2005 from $2.8 million for the comparable prior-year quarter. General and administrative costs were 22.3% percent of revenue for the current quarter compared to 22.0% for the prior year quarter. Legal expenses for the first quarter of fiscal 2005 were $178,000 below the first quarter fiscal 2004. The first quarters of fiscal 2005 and 2004 included high levels of legal expenses, including those related to defense of litigation with a former distributor in Texas, patent infringement lawsuit in Nevada, litigation with a former distributor of IGS in Mississippi, and other legal proceedings. The decrease in legal expenses were partially offset with increased accounting fees of $164,000, as a result of an increased effort towards compliance associated with the Sarbanes-Oxley Act of 2002.

     SALES AND MARKETING. Sales and marketing expenses increased $24,000, or 0.8%, to $3.1 million for the quarter ended January 31, 2005 from $3.0 million for the comparable prior-year quarter. Sales and marketing expenses as a percent of revenue for the current quarter were 24.8% compared with 24.1% for the quarter ended January 31, 2004. Sales and marketing includes distributor commissions and personnel, travel, promotional, and support costs for our internal sales force. Distributor commissions decreased $249,000 to $1.8 million for the quarter ended January 31, 2005. Distributor commissions, as a percentage of revenue for the current quarter were 15.0% compared with 16.6% for the quarter ended January 31, 2004. Commissions will fluctuate because the mix of revenue generated by distributors and those customers we serve directly varies. Costs associated with our internal sales force grew by $273,000 as a result of increased sales commissions, and stock compensation expense.

     RESEARCH AND DEVELOPMENT. Research and development costs decreased $38,000, or 3.4%, to $1.1 million for the quarter ended January 31, 2005 from $1.1 million for the comparable prior-year quarter. Research and development costs as a percent of revenue for the current quarter were 8.8% compared with 8.9% for the quarter ended January 31, 2004. The emphasis on new product development and feature enhancements for existing products continues as a major focus.

     During the first quarter of fiscal 2005, we capitalized approximately $148,000 of payroll related costs compared with $138,000 for the quarter ended January 31, 2004. These capitalized payroll related costs were from our research and development and quality assurance functions, and were incurred in connection with the internal development of software that meets technological feasibility and recoverability tests in accordance with FASB Statement No. 86.

     PROVISION FOR (BENEFIT FROM) INCOME TAXES. Our income tax provision was recorded at an effective rate of 46.9% for the quarter ended January 31, 2005 compared with 42.9% for the quarter ended January 31, 2004. The actual effective tax rate is different from the expected federal rate of 35% due to certain permanent differences between financial accounting and tax accounting and the effect of state and federal income taxes and nondeductible expenses on the pre-tax income in the current year.

LIQUIDITY AND CAPITAL RESOURCES

     Operating activities provided $1.8 million of cash for the quarter ended January 31, 2005 compared with $2.5 million for the quarter ended January 31, 2004. The $1.8 million consisted primarily of our net income of $1,000 adjusted by $3.3 million from depreciation, amortization, and obsolescence provisions, less a net use of funds of $1.6 million from changes in other operating assets and liabilities. During the quarter ended January 31, 2004, the $2.5 million consisted primarily of our net loss of $15,000 adjusted by $2.9 million from depreciation, amortization, and obsolescence provisions, less a net use of funds of $408,000 from changes in other operating assets and liabilities.

     We used approximately $2.7 million of cash in investing activities for the quarter ended January 31, 2005 compared with $1.5 million of cash for the quarter ended January 31, 2004. The $2.7 million consisted of $2.5 million of capital expenditures (bingo terminals and associated support equipment), and the payments for acquisitions of intangible assets and capitalized costs of developed software of $228,000. During fiscal 2004, the $1.5 million consisted of $2.7 million of capital expenditures ($2.3 million of bingo terminals and associated support equipment), and payments for acquisitions of intangible assets and capitalized costs of developed software of $184,000, partially offset with proceeds received from short-term investments of $1.4 million.

     We used net cash of $249,000 in financing activities for the quarter ended January 31, 2005 compared with $1.5 million used for the quarter ended January 31, 2004. The $249,000 used for the quarter ended January 31, 2005 was primarily for cash dividends of $355,000, partially offset with proceeds from stock option exercises of $106,000. The $1.5 million used for the quarter ended January 31, 2004 was primarily for cash dividends of $1.4 million and payments of $81,000 on long-term debt.

     As of January 31, 2005, we had cash and cash equivalents and short-term investments of approximately $7.5 million. In addition to our cash and cash equivalents and short-term investments, we have a $2.5 million line of credit with Wells Fargo Bank, N.A., which has an interest rate based on the prime rate or London InterBank Offered Rate (“LIBOR”) plus 2 basis points, at our option, on which there was no outstanding balance at January 31, 2005. At March 14, 2005, we were not in compliance with certain of the financial covenants and we expect that we will not be in compliance with such covenants through the April 2, 2005 expiration date. The bank has agreed to continue the lending relationship; however, the bank reserves the right to terminate the agreement at their discretion. We expect to renew the revolving credit facility with similar terms and adjusted covenants; however, no assurance can be made for renewal. We believe that cash flows from operations and cash, cash equivalents, and short-term investments on hand will be sufficient to support our operations, provide for budgeted capital expenditures, provide cash collateral for the posting of a bond to appeal the jury decision relating to our former distributor in Texas, and meet liquidity requirements through the next twelve months. Our long-term liquidity requirements will depend on many factors, including the rate at which we expand our business and whether we do so internally or through acquisitions. In addition, strategic opportunities we may pursue could require us to fund our portion of operating expenses of such ventures and may require us to advance additional amounts should any partners in such ventures be unable to meet unanticipated capital calls or similar funding events. To the extent that the funds generated from the sources described above are insufficient to fund our activities in the long term, we may be required to raise additional funds through public or private financing. No assurance can be given that additional financing will be available or that, if it is available, it will be on terms acceptable to us.

Contractual Obligations

     The following table summarizes information on contractual obligations as of January 31, 2005:

	Payments Due by Year
	October 31,
	(In thousands)
		Remaining
	Total	2005	2006	2007	2008	2009	Thereafter
Operating leases	$3,431	$521	$687	$577	$563	$570	$513
Purchase commitment	1,500	1,500	—	—	—	—	—
Other long term obligations	269	12	76	21	22	23	115

Total contractual cash obligations	$5,200	$2,033	$763	$598	$585	$593	$628

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

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

     Our revolving credit facility with Wells Fargo is a $2.5 million line of credit with an interest rate based on the prime rate or LIBOR plus 2 basis points, at our option. The agreement contains certain restrictive covenants, which among other things require that specified financial balances and ratios be maintained, annual profitability be maintained, restrictions on the incurrence of additional indebtedness and payment of dividends. The line of credit expires on April 2, 2005. No assurance can be made for renewal. We currently maintain a zero balance on the revolving credit facility. At March 14, 2005, we were not in compliance with certain of the financial covenants and we expect that we will not be in compliance with such covenants through the April 2, 2005 expiration date. The bank has agreed to continue the lending relationship however, the bank reserves the right to terminate the agreement at their discretion.

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

     Sensitivity Analysis. Assuming we had a $2.0 million balance outstanding as of January 31, 2005, the rate of interest calculated using the prime rate option would be 5.25%. Our monthly interest payment, if the rate stayed constant, would be $8,750. If the prime rate rose to 8.0%, which assumes an unusually large increase, our monthly payment would be $13,333. A more likely increase of 1.0% or 2.0%, given the relatively low interest rates, would result in a monthly payment of $10,417 or $12,083, respectively. We do not believe the risk resulting from such fluctuations is material or that the payment required would have a material effect on cash flow.

ITEM 4. CONTROLS AND PROCEDURES.

     We have evaluated, with the participation of our Chief Executive Officer and Acting Principal Financial Officer, the effectiveness of our disclosure controls and procedures as of January 31, 2005. Based on this evaluation, our Chief Executive Officer and Acting Principal Financial Officer have each concluded that our disclosure controls and procedures are effective to ensure that we record, process, summarize, and report information required to be disclosed by us in our quarterly reports filed under the Securities Exchange Act within the time periods specified by the Securities and Exchange Commission’s rules and forms. During the quarterly period covered by this report, there have not been any changes in our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

CAUTIONARY STATEMENT FOR PURPOSES OF THE “SAFE HARBOR” PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

     This document includes various “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Sections 21E of the Securities Exchange Act of 1934, as amended, which represent our expectations or beliefs concerning future events. Statements containing expressions, such as “believes,” “anticipates,” or “expects,” used in our press releases and periodic reports on Forms 10-K and 10-Q filed with the Commission, are intended to identify forward-looking statements. All forward-looking statements involve risks and uncertainties. Although we believe our expectations are based upon reasonable assumptions within the bounds of our knowledge of our business and operations, there can be no assurances that actual results will not materially differ from expected results. We caution that these and similar statements included in this report are further qualified by important factors that could cause actual results to differ materially from those in the forward-looking statements. Such factors include those discussed in our annual report on Form 10-K for the year ended October 31, 2004. Readers are cautioned not to place undue reliance on forward-looking statements, which speak only as of the date thereof. We undertake no obligation to publicly release any revisions to such forward-looking statements to reflect events or circumstances after the date hereof.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

     On March 22, 2001, we filed a claim in the United States District Court, District of Arizona, GAMETECH INTERNATIONAL, INC. V. TREND GAMING SYSTEMS, LLC, CV 01-540 PHX PGR, seeking a declaratory judgment that we are not in material breach of our November 1, 1999 distribution agreement with Trend Gaming Systems, LLC (“Trend”) and seeking damages for past due payments and wrongful withholdings by Trend. Trend has counterclaimed, alleging that its payments are in compliance with its contractual obligations and that it is entitled to withhold certain monies. Trend also contends that we are in breach of certain of our contractual obligations to Trend or its customers. On December 16, 2002, the court entered at our request an order enjoining Trend from using approximately $540,000 in funds it had collected on our behalf, pending a trial on our ownership interest in those funds. The money has been placed in a bank account subject to the court’s control and now totals approximately $585,000. In addition, collections of accounts receivable by Trend, if any, will also be placed in that account, pending the resolution of the case. We have posted a $450,000 deposit with the court, which is presented as restricted cash on our consolidated balance sheets. We fully reserved the accounts receivable from Trend as of October 31, 2004 and 2003. Trend filed a motion for summary judgment alleging that the termination of the distribution agreement was improper. On May 16, 2003, the court dismissed Trend’s motion for summary judgment. On December 2, 2003, Trend filed a renewed motion for summary judgment alleging that we did not have the right to terminate the distribution agreement based upon Trend’s failure to ensure that we received our minimum rate of return. The court, on March 19, 2004, denied Trend’s renewed motion for summary judgment. Trial in this matter commenced October 4, 2004. On November 1, 2004, the jury returned a verdict in favor of Trend against us. The jury awarded Trend $3,527,000 in compensatory damages. Trend concedes that it is not entitled to prejudgment interest on that sum. Trend seeks an award of $810,000 in legal fees and $26,000 in expenses and costs. We plan to contest the fee request. The jury also awarded us $735,000 in compensatory damages for funds Trend collected on our behalf. We have moved for a new trial. No judgment has been entered in the case. Should the court not grant a new trial, we intend to post a supersedeas bond to stay collection while we appeal to the Ninth Circuit Court of Appeals. We expect that we will be required to collateralize the supersedeas bond with cash. Any cash used in the collateralization of the bond would be accounted for as restricted cash on our consolidated balance sheets. We cannot provide assurance that we will succeed in setting the judgment aside by the trial or appellate court. For the year ended October 31, 2004, we have recorded an estimated loss contingency in the Trend Gaming Systems litigation of $3,628,000, which is estimated based on the amounts of the judgment described above. The estimated loss contingency is included in operating expenses in the statement of operations for the year ended October 31, 2004. There has been no change to the recorded loss contingency during the current quarter.

     On October 30, 2002, Capital Gaming Supplies (“Capital”) filed a claim in the United States District Court, Southern District of Mississippi, CAPITAL GAMING SUPPLIES, INC. V. GAMETECH INTERNATIONAL, INC. Civil Action No. 3:02 CV1636WS, seeking a judgment that we tortiously interfered with alleged existing and prospective customer accounts. We denied the allegations and filed a counter-claim seeking a judgment that Capital tortiously interfered with our customer accounts. On April 18, 2003, Capital filed an amended complaint adding other claims against us and other defendants, including a claim for malicious breach of contract against International Gaming Systems, Inc. (“IGS”), and its principals. In November 2002, we acquired certain assets of IGS and we assumed certain claims filed by Capital against IGS and its principals. Capital sought compensatory and punitive damages from all defendants. On September 30, 2004, the district court entered a summary judgment in favor of all defendants dismissing all of Capital’s claims with prejudice. Capital is currently appealing the judgment to the Fifth Circuit Court of Appeals. We continue to believe that Capital’s claims are without merit and that the district court’s judgment will be affirmed. However, we cannot provide assurance that we will successfully defend the judgment on appeal. An unfavorable outcome could have a material adverse effect on our financial position, cash flows, and results of operations.

     On March 2, 2004 the jury rendered a unanimous verdict in our favor awarding compensatory and punitive damages against Trend Gaming (involving a prior distribution agreement in Virginia) in the total amount of approximately $1.5 million. The jury also returned a verdict against Steven W. and Rhonda Hieronymus awarding compensatory and punitive damages of $1,030,000. The court reduced compensatory damages against Trend Gaming to $1,055,000. The court affirmed $150,000 in punitive damages against Trend Gaming and awarded GameTech costs of suit in the amount of $650,000. Compensatory damages against Mr. and Mrs. Hieronymus have been reduced to $762,000 but the punitive damage award against them in the amount of $150,000 remains unchanged. Of the total compensatory damages of $1.1 million awarded to us, $762,000 represents compensation for lost profits. We can only collect such damages from one of the defendants to avoid a double recovery. We have not recorded an estimated gain contingency, as we can make no assurances whether we will be able to collect any award from the defendants.

     On March 3, 2005, we received an “Original Notice of Opportunity to Show Compliance” (“Notice”) from the Texas Lottery Commission. The Notice alleges that we engaged in acts prohibited by Sections 2001.553, 2001.556, 2001.206 and 2001.407 of the Texas Bingo Enabling Act (“Enabling Act”). The Notice specifically alleges that a former employee of ours, with our approval, engaged in direct sales and contract negotiations or attempted to induce sales with commercial lessors and charitable organizations while not licensed to do so; engaged in selling, distributing, and supplying bingo equipment and supplies without a distributor’s license; engaged in pricing acting in concert with distributors, commercial lessors, and charitable organizations, a potential violation of the Enabling Act; and engaged in direct distribution of bingo supplies and equipment to persons other than a licensed distributor. The Notice gives us the ability to demonstrate compliance with the Enabling Act prior to a hearing.

     In the event that we are found to have violated the Enabling Act, administrative penalties, up to and including revocation of our Texas license, could be imposed. We deny the allegations and intend to defend vigorously this matter. However, we cannot provide assurance that we will prevail in this matter or that any administrative penalties that may be imposed will not have a material adverse effect on our financial position, cash flows, and results of operations.

     We are involved in various other legal proceedings arising in our operations in the ordinary course of our business. We do not believe that any of these proceedings will have a material adverse effect on our business, financial condition, cash flows, or results of operations beyond the amounts recorded in the accompanying condensed consolidated financial statements. However, if settlement is not reached and the lawsuits proceed to trial, an unfavorable outcome could have a material adverse effect on our financial position, cash flows, and results of operations.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS.

Not Applicable

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

Not Applicable

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

Not Applicable

ITEM 5. OTHER INFORMATION.

Not Applicable

ITEM 6. EXHIBITS.

a) EXHIBITS:

31	Certification of President, Chief Executive Officer, Director, and Acting Principal Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

32	Certification of President, Chief Executive Officer, Director, and Acting Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Signature	Title	Date
/S/ John B. Furman
	President, Chief Executive Officer, and Director	March 17, 2005
John B. Furman	(Principal Executive Officer and Acting Principal Financial Officer)

/S/ Ann D. McKenzie
	Corporate Controller	March 17, 2005
Ann D. McKenzie	(Principal Accounting Officer)

Exhibit Index

Exhibit
Number	Description

31	Certification of President, Chief Executive Officer, Director, and Acting Principal Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

32	Certification of President, Chief Executive Officer, Director, and Acting Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.