Form 10-Q
period 2005-04-30
GAMETECH INTERNATIONAL INC
filed 2005-06-14
CIK 1045014

UNITED STATES SECURITIES AND EXCHANGE
COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED APRIL 30, 2005

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

     On June 9, 2005, the registrant had 11,875,214 outstanding shares of its Common Stock, par value $0.001 per share.

GAMETECH INTERNATIONAL, INC.
QUARTERLY REPORT ON FORM 10–Q
FOR THE QUARTERLY PERIOD ENDED APRIL 30, 2005
INDEX

GAMETECH INTERNATIONAL, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in thousands)

	April 30,	October 31,
	2005	2004
	(Unaudited)	(Note A)
Assets:
Current assets:
Cash and cash equivalents	$5,701	$6,101
Short-term investments	501	2,605
Accounts receivable, less allowance for doubtful accounts of $2,379 in 2005 and $2,454 in 2004	3,639	3,484
Deposits	27	29
Refundable income taxes	—	100
Restricted short-term investment	3,406	—
Prepaid expenses and other current assets	751	650
Deferred income taxes	3,129	2,358

Total current assets	17,154	15,327

Bingo equipment, furniture and other equipment, net	21,760	23,952
Goodwill, net	10,184	10,184
Intangibles, less accumulated amortization of $4,039 in 2005 and $3,614 in 2004	1,746	1,766
Restricted cash	450	450

Total assets	$51,294	$51,679

Liabilities and stockholders’ equity:
Current liabilities:
Accounts payable	$725	$1,343
Accrued payroll and related obligations	1,125	1,541
Accrued loss contingency	3,636	3,628
Income taxes payable	511	1,214
Other accrued liabilities	1,986	2,392

Total current liabilities	7,983	10,118

Non-current employment obligations	192	202
Deferred income taxes	2,301	689
Commitments and contingencies	—	—
Stockholders’ equity:
Common stock, $0.001 par value: 40,000,000 shares authorized; 13,730,539 shares issued at April 30, 2005 and 13,700,339 at October 31, 2004	14	14
Capital in excess of par value	47,281	47,081
Retained earnings	1,619	1,671
Less: Treasury stock, at cost: 1,855,325 shares in 2005 and 2004	(8,096)	(8,096)

Total stockholders’ equity	40,818	40,670

Total liabilities and stockholders’ equity	$51,294	$51,679

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GAMETECH INTERNATIONAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Dollars in thousands, except per share amounts)
(Unaudited)

	Three Months		Six Months
	Ended April 30,		Ended April 30,
	2005	2004	2005	2004
Revenue	$12,746	$13,359	$25,066	$25,973
Cost of revenue	5,146	5,615	10,616	11,325

Gross profit	7,600	7,744	14,450	14,648

Operating expenses:
General and administrative	2,809	2,957	5,551	5,736
Sales and marketing	3,055	3,397	6,114	6,431
Research and development	1,049	1,263	2,131	2,385

Total operating expenses	6,913	7,617	13,796	14,552

Income from operations	687	127	654	96

Interest and other income (expense), net	(15)	(26)	20	(20)

Income before provision for income taxes	672	101	674	76

Provision for income taxes	369	43	370	32

Net income	$303	$58	$304	$44

Basic net income per share	$0.03	$0.00	$0.03	$0.00

Diluted net income per share	$0.03	$0.00	$0.03	$0.00

Weighted average number of common shares outstanding:

Basic	11,875	11,757	11,861	11,747

Diluted	11,906	11,818	11,929	11,820

Cash dividends per common share	$0.00	$0.03	$0.03	$0.15

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GAMETECH INTERNATIONAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in thousands)

	Six Months Ended
	April 30,
	2005	2004
Cash flows from operating activities :
Net income	$304	$44
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	6,099	5,545
Obsolescence	303	356
Loss on disposals of furniture and other equipment	19	27
Stock compensation expense	93	—
Deferred income taxes	841	32
Changes in operating assets and liabilities:
Accounts receivable, net	(155)	261
Deposits	2	(9)
Refundable income taxes	100	34
Restricted short-term investments	(3,406)	—
Prepaid expenses and other current assets	(101)	(288)
Accounts payable	(618)	(238)
Accrued payroll and related obligations	(416)	12
Accrued loss contingency	8	—
Income taxes payable	(703)	—
Other accrued liabilities	(406)	759
Non-current employment obligations	(10)	(61)

Net cash provided by operating activities	1,954	6,474

Cash flows from investing activities:
Proceeds from sale of short-term investments	2,105	1,750
Payments for purchase of short-term investments	—	(1,493)
Capital expenditures for bingo equipment, furniture, and other equipment	(3,804)	(6,155)
Payments for acquisitions of intangible assets and capitalized costs of developed software	(406)	(448)

Net cash used in investing activities	(2,105)	(6,346)

Cash flows from financing activities:
Payments on long-term debt	—	(164)
Payments of dividends	(355)	(1,760)
Proceeds from exercise of stock options	106	87

Net cash used in financing activities	(249)	(1,837)

Net decrease in cash and cash equivalents	(400)	(1,709)
Cash and cash equivalents at beginning of period	6,101	10,202

Cash and cash equivalents at end of period	$5,701	$8,493

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GAMETECH INTERNATIONAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts)

APRIL 30, 2005
(UNAUDITED)

NOTES TO FINANCIAL STATEMENTS

NOTE A. BASIS OF PRESENTATION

     The accompanying unaudited condensed consolidated financial statements and related disclosures as of April 30, 2005 have been prepared in accordance with U.S. generally accepted accounting principles applicable to interim financial information and with the instructions to Form 10-Q and Rule10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In our opinion, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three- and six-month periods ended April 30, 2005 are not necessarily indicative of the results that may be expected for the current year or any other period.

     The balance sheet at October 31, 2004 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. These condensed unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes, as well as other information included in our Annual Report on Form 10-K for the year ended October 31, 2004 and any other filings with the Securities and Exchange Commission.

USE OF ESTIMATES

     The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of reviewed expenses during the reported period. Actual results could differ from these estimates.

RECLASSIFICATIONS

     Certain prior period reclassifications have been made to conform to classifications in the current period.

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

ACCOUNTS RECEIVABLE AND ALLOWANCE FOR DOUBTFUL ACCOUNTS

     Accounts receivable are recorded when revenue is recognized in accordance with our revenue recognition policy and represent claims against third parties that will be settled in cash. The carrying value of our receivables, net of allowance for doubtful accounts represents its estimated net realizable value.

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

BINGO EQUIPMENT, FURNITURE AND OTHER EQUIPMENT

     Bingo equipment includes portable and fixed-base player terminals as well as file servers, caller units, point-of-sale units, and other support equipment. Bingo equipment, furniture, and other equipment are stated at cost and depreciated using the straight-line method over the estimated useful lives of the assets. The estimated useful lives are as follows:

Bingo equipment	3-5 years
Office furniture and equipment	3-7 years
Leasehold improvements	10 years

     We accrue any impairment adjustment for excess equipment equal to the difference between fair value and book value. Such provision is computed based on a number of factors including estimated equipment demand. Although we attempt to assure the accuracy of our estimates, significant unanticipated change in demand, technological developments, or competition could have a significant impact on our results of operations and financial position.

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

     The achievement of technological feasibility and the estimate of the products’ economic life require judgment. Any changes in key assumptions, market conditions, or other circumstances could result in an impairment of the capitalized asset and a charge to our operating results.

GOODWILL

     We assign goodwill to specific intangible assets and we review goodwill for possible impairment at least annually or more frequently upon the occurrence of an event or when circumstances indicate that the carrying amount is greater than fair value. Such events or occurrences may include, among other factors, significant changes in legal factors or business climate, an adverse action or assessment by a regulator, unanticipated competition, or a loss of key personnel.

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

     Our pro forma information follows:

(Dollars in thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	April 30,		April 30,
	2005	2004	2005	2004
Net income, as reported	$303	$58	$304	$44
Add: Stock-based employee compensation expense included in reported net income, net of related tax benefits	—	—	93	—
Deduct: Total stock-based employee compensation expense determined under fair value based method, net of related tax effects	(140)	(108)	(185)	(176)

Pro forma net income (loss)	$163	$(50)	$212	$(132)

Net income (loss) per share:

Basic – as reported	$0.03	$0.00	$0.03	$0.00

Basic – pro forma	$0.01	$(0.00)	$0.02	$(0.01)

Diluted – as reported	$0.03	$0.00	$0.03	$0.00

Diluted – pro forma	$0.01	$(0.00)	$0.02	$(0.01)

RECENT ACCOUNTING PRONOUNCEMENTS

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

     In November 2004, the FASB issued SFAS No. 151, Inventory Costs – an amendment of ARB No. 43, Chapter 4. The amendments made by SFAS No. 151 clarify that abnormal amounts of idle facility expense, freights, handling costs, and wasted materials (spoilage) should be recognized as current-period charges and require the allocation of fixed production overheads to inventory based on the normal capacity of the production facilities. SFAS No. 151 is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. Earlier application is permitted for inventory costs incurred during fiscal years beginning after November 23, 2004. We do not expect the adoption of this recently issued accounting pronouncement to have a material impact on our financial position, cash flows or results of operations.

     In December 2004, the FASB issued SFAS No.123 (revised 2004, or “R”), Share-Based Payment – a revision of FASB Statement No. 123 Accounting for Stock-Based Compensation. SFAS No. 123 supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and amends SFAS No. 95, Statement of Cash Flows. SFAS No. 123 (R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative. SFAS No. 123 (R) will be effective for the first annual filing period that begins after June 15, 2005. The new standard will be effective for our first quarter of fiscal 2006.

     Under SFAS No. 123(R) we must determine the appropriate fair value method to be used for valuing share-based payments, the amortization method of compensation cost and the transition method to be used at the date of adoption. The transition methods include prospective and retroactive adoption options. Under the retroactive option, prior periods may be restated either as of the beginning of the year of adoption or for the periods presented. The prospective method requires that compensation cost be recorded for the unvested stock options and unvested stock at the beginning of the first quarter of adoption of SFAS 123(R), whereas the retroactive method requires recording compensation cost for all unvested stock options along with unvested stock beginning with the first period restated. We have not determined the method upon which we will adopt SFAS No. 123(R).

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

NOTE C. EARNINGS PER SHARE

     Basic net income per share is computed by dividing reported net income by the weighted average number of common shares outstanding each period.

     Diluted net income per share is computed by dividing the weighted average number of common shares and other common equivalent shares outstanding during each period. Diluted common shares are calculated in accordance with the treasury stock method which considers the proceeds from the exercise of all warrants and options are used to reacquire stock at market value.

(In thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	April 30,		April 30,
	2005	2004	2005	2004
Net income, as reported	$303	$58	$304	$44

Weighted average number of shares outstanding	11,875	11,757	11,861	11,747
Incremental shares from the assumed exercise of dilutive stock options	31	61	68	73

Dilutive prorated shares	11,906	11,818	11,929	11,820

Net earnings per share:
Basic	$0.03	$0.00	$0.03	$0.00
Diluted	$0.03	$0.00	$0.03	$0.00

NOTE D. LEGAL PROCEEDINGS

     On March 22, 2001, we filed a claim in the United States District Court, District of Arizona, GameTech International, Inc. v. Trend Gaming Systems, LLC, CIV 01-0540 PHX LOA, seeking a declaratory judgment that we are not in material breach of our November 1, 1999 Distribution Agreement with Trend Gaming Systems, LLC (“Trend”) and seeking damages for past due payments and wrongful withholdings by Trend. Trend counterclaimed, alleging that its payments were in compliance with its contractual obligations. Trend also contended that we were in breach of certain of our contractual obligations to Trend, including that we had wrongfully terminated Trend. On December 16, 2002, the court entered at our request an order enjoining Trend from using approximately $540,000 in funds it had collected on our behalf, pending a trial on our ownership interest in those funds. The money was placed in two bank accounts/constructive trusts, subject to the court’s control; the sums in those accounts now total approximately $600,000. In addition, collections of accounts receivable by Trend, if any, are also being placed in that account, pending the resolution of the case. We have posted a $450,000 deposit with the court as a bond, which is presented as restricted cash on our condensed consolidated balance sheets. The accounts receivable from Trend were fully reserved as of April 30, 2005 and October 31, 2004. Trial in this matter commenced October 4, 2004. On November 1, 2004, the jury returned a verdict in favor of Trend against us in the amount of $3.5 million in compensatory damages. The jury also awarded us $735,000 in compensatory damages against Trend for funds Trend collected on our behalf but failed to remit to us. The court denied all of our post-trial motions, except that it maintained the injunction imposing a constructive trust pending resolution of the issues on appeal. The court setoff the jury awards and entered an amended judgment for Trend on May 12, 2005, in the amount of $2.8 million, plus simple interest on that sum at the rate of 3.31% per annum running from March 30, 2005. We appealed to the United States Court of Appeals for the Ninth Circuit on April 8, 2005. We posted a supersedeas bond on April 8, 2005 in the court-appointed amount of $3.4 million, which bond stays any action by Trend to collect on the judgment, pending appeal. Any cash used in the collateralization of the bond is accounted for as restricted short-term investment on our consolidated balance sheets. Trend initially sought an award of $810,000 in legal fees and

$26,000 in expenses and costs. In an amended request, Trend is seeking an award of $1.4 million in legal fees and $61,000 in expenses and costs. We plan to contest the amount of the fee request. If and when fees are awarded, we plan to appeal the fee award and to post a second bond, likely in the amount of 120% of the fee award, pending appeal. We cannot provide assurance that we will succeed in setting the judgment aside on appeal. For the year ended October 31, 2004, we recorded an estimated loss contingency in the Trend Gaming Systems litigation of $3.6 million, which was estimated based on the amounts of the judgment described above. We feel the amount recorded is appropriate as of April 30, 2005. An additional loss contingency of $8,000 was recorded in the quarter ended April 30, 2005 to account for interest accrued on the Trend judgment.

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

     On March 2, 2004 the jury rendered a verdict in our favor awarding compensatory and punitive damages against Trend Gaming (involving a prior distribution agreement in Virginia) in the total amount of approximately $1.5 million. The jury also returned a verdict against Steven W. and Rhonda Hieronymus awarding compensatory and punitive damages of $1.0 million. The court reduced compensatory damages against Trend Gaming to $1.1 million. The court affirmed $150,000 in punitive damages against Trend Gaming and awarded GameTech fees and costs of suit against Trend Gaming in the amount of $650,000. Compensatory damages against Mr. and Mrs. Hieronymus have been reduced to $762,000 but the punitive damage award against them in the amount of $150,000 remains unchanged. Of the total compensatory damages of $1.1 million awarded to us, $762,000 represents compensation for lost profits. We can only collect such damages from one of the defendants to avoid a double recovery. Defendants have appealed the judgment against them. The Appellate Court has not set a date for oral argument. Defendants did not post a supersedeas bond, and we are therefore not precluded from pursuing collection on the judgment during the appeal. We have not recorded an estimated gain contingency, as we can make no assurances whether we will be able to collect any award from the defendants.

     On March 3, 2005, we received an Original Notice of Opportunity to Show Compliance (“Notice”) from the Texas Lottery Commission (the “Commission”). The Notice alleged that we engaged in acts prohibited by Sections 2001.553, 2001.556, 2001.206 and 2001.407 of the Texas Bingo Enabling Act (“Enabling Act”). On May 16, 2005, the Commission sent a First Amended Notice of Opportunity to Show Compliance (“Amended Notice”). The Amended Notice reduced the alleged violations to Sections 2001.553 and 2001.556 of the Enabling Act. The Amended Notice specifically alleges that a former employee of ours, acting solely or in conjunction with others, engaged in conduct in violation of the Enabling Act, including price fixing and unlicensed distribution.

     In the event that we are found to have violated the Enabling Act, administrative penalties, up to and including revocation of our Texas license, could be imposed. We deny the allegations and intend to defend vigorously this matter. However, we cannot provide assurance that we will prevail in this matter or that any administrative penalties that may be imposed will not have a material effect on our financial position, cash flows, and results of operations.

     We are involved in various other legal proceedings arising in the ordinary course of our business. We do not believe that any of those proceedings will have a material adverse effect on our business, financial position, or results of operations.

NOTE E. CREDIT AGREEMENTS

     Effective April 2, 2005, we renewed our revolving line-of-credit agreement with a bank. The maximum amount available under the terms of the agreement is $2.5 million. Borrowings bear interest based on the bank’s prime rate or LIBOR plus 2.0%, at our option. Interest is payable monthly and the agreement expires on April 2, 2006. We can give no assurance that the credit agreement will be renewed. Our obligations under the agreement are secured by substantially all of our assets. The agreement contains certain restrictive covenants, which among other things, require that specified financial balances and ratios be maintained, requires profitability to be maintained on a quarterly basis, and restrict the incurrence of additional indebtedness and payment of dividends. In addition, our aggregate of cash and readily marketable securities must at all times exceed 1.5 multiplied by the amount of the line-of-credit. At April 30, 2005, there was no outstanding balance under the line-of-credit and we were in compliance with all terms and covenants.

NOTE F. INCOME TAXES

     We recorded our income tax provision at an effective rate of 54.9% for the six-months ended April 30, 2005 compared with 42.9% for the six-months ended April 30, 2004. The actual effective tax rate is different from the expected federal rate of 34%, reflecting certain permanent differences between financial accounting and tax accounting, timing differences related to depreciation and certain state tax adjustments.

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

     In January 2005, the term for 67,500 fully vested options to purchase shares of our common stock was extended for an additional six months as the result of an executed consulting agreement. As a result of this consulting agreement and resulting stock option modification, we recorded compensation expense of $64,000 for the quarter ended January 31, 2005. The stock options are subject to measurement under Financial Accounting Standards 123 (FAS 123) and Emerging Issues Task Force Issue No. 96-18 (ETIF 96-18). FAS 123 set forth the requirements with respect to accounting for transactions involving a company’s stock that is issued in exchange for goods or services. According to FAS 123, these transactions should be measured at the fair value of the equity issued. In accordance EITF 96-18, compensation expense is measured based on the fair value of the option at the date the performance commitment is reached. We have determined that the performance commitment was reached upon the effective date of the consulting agreement that occurred January 2, 2005. The fair value of the stock options was measured at that date based on the Black-Scholes model using a FAS 123 approach. Per EITF 96-18 a recognized expense should not be reversed even if the exercise expires unexercised. The stock compensation expense is recorded in sales and marketing expense in the consolidated statement of operations.

NOTE H. RESTRICTED SHORT TERM INVESTMENT

     On April 8, 2005 we posted a supersedeas bond in the court appointed amount of $3,350,000 in order to proceed with our appeal with our former Texas distributor. The bond was collateralized with a certificate of deposit in the amount of $3,406,000, scheduled to mature in April 2006, which is held by a third party and classified as a current asset at April 30, 2005. See Note D.

NOTE I. SUBSEQUENT EVENTS

     On May 23, 2005, the U.S. District Court in Las Vegas issued judgment in our favor in a long-standing patent lawsuit brought by a competitor. The District Court ruled that we did not violate the competitor’s patents and also ruled that certain patent claims by the competitor were invalid. No amount had been accrued in connection with this matter at April 30, 2005.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     The following discussion should be read in conjunction with our unaudited condensed consolidated financial statements and notes thereto included elsewhere in this report, as well as our audited consolidated financial statements for the fiscal year ended October 31, 2004 contained in our annual report on Form 10-K.

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

OVERVIEW

     We design, develop, and market interactive electronic player terminals and bingo systems. We currently market portable systems that can be played anywhere within a bingo hall and fixed-base systems with light-pen or touchscreen-activated monitors. For our three most recent fiscal years ended October 31, 2004, 2003, and 2002, our portable terminals generated approximately 74%, 73%, and 77% of our revenue, respectively, while our fixed-base terminals generated the balance of our revenue during those same years. For the three-months ended April 30, 2005, portable systems accounted for 77% of our revenue and fixed-base systems accounted for 23% of our revenue. For the six-months ended April 30, 2005, portable systems accounted for 76% of our revenue and fixed-base systems accounted for 24% of our revenue. As of April 30, 2005, we had systems in service in 37 states and in six foreign countries.

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

     Our expenses consist primarily of (a) cost of revenue, consisting of expenses associated with technical and operational support of the bingo systems within bingo halls, depreciation and amortization of bingo terminals, repair, refurbishment, and disposals of bingo terminals and related support equipment, and excess or obsolescence reserve; (b) general and administrative expenses, consisting of activities associated with management of our company and related support, which includes finance and accounting, legal, compliance, information systems, human resources, and accounts receivable reserve; (c) sales and marketing, consisting primarily of commissions paid to distributors for promoting and supporting our products and an internal sales force with a focus upon generating new customers and upgrades for existing customers; and (d) research and development, consisting of company-sponsored research and development activities to provide players with new or enhanced products on which to play electronic bingo.

     A number of events occurred that affected, or may in the future affect, our results of operations or liquidity and capital resources.

     We have continued to incur significant expenses in aggressively defending or pursuing certain legal issues, including the following:

•	Trend (Texas) Litigation. We continue to engage in litigation with a former Texas distributor. As we have previously reported, on November 1, 2004, a jury awarded the former Texas distributor $3.5 million in compensatory damages while awarding our company $735,000 in compensatory damages. Trend initially sought an award of $810,000 in legal fees and $26,000 in expenses and costs. In an amended request, Trend is seeking an award of $1.4 million in legal fees and $61,000 in expenses and costs. We have posted a supersedeas bond to stay collection while we take an appeal to the Ninth Circuit Court of Appeals. At and for the year ended October 31, 2004 we recorded an estimated loss contingency in the Trend Gaming Systems litigation of $3.6 million.

•	Texas Lottery Commission. On March 3, 2005, we received an Original Notice of Opportunity to Show Compliance (“Notice”) from the Texas Lottery Commission (the “Commission”). The Notice alleged that we engaged in acts prohibited by Sections 2001.553, 2001.556, 2001.206 and 2001.407 of the Texas Bingo Enabling Act (“Enabling Act”). On May 16, 2005, the Commission sent a First Amended Notice of Opportunity to Show Compliance (“Amended Notice”). The Amended Notice reduced the alleged violations to Sections 2001.553 and 2001.556 of the Enabling Act. The Amended Notice specifically alleges that a former employee of ours, acting solely or in conjunction with others, engaged in conduct in violation of the Enabling Act, including price fixing and unlicensed distribution.

     During the six-month period ended April 30, 2005, capital expenditures were approximately $3.8 million primarily related to an investment in bingo systems and related support equipment. This investment included primarily an increase in the number of installed TravelerTM terminals, in addition to TED2C terminals.

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

BINGO EQUIPMENT, FURNITURE AND OTHER EQUIPMENT

     Bingo equipment includes portable and fixed-base player terminals as well as file servers, caller units, point-of-sale units, and other support equipment. Bingo equipment, furniture, and other equipment are stated at cost and depreciated using the straight-line method over the estimated useful lives of the assets. The estimated useful lives are as follows:

Bingo equipment	3-5 years
Office furniture and equipment	3-7 years
Leasehold improvements	10 years

     We accrue any impairment adjustment for excess equipment equal to the difference between fair value and book value. Such provision is computed based on a number of factors including estimated equipment demand. Although we attempt to assure the accuracy of our estimates, significant unanticipated change in demand, technological developments or competition could have a significant impact on our results of operations and financial position.

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

     The achievement of technological feasibility and the estimate of a product’s economic life require judgment. Any changes in key assumptions, market conditions, or other circumstances could result in an impairment of the capitalized asset and a charge to our operating results.

GOODWILL

     We assign goodwill to specific intangible assets and we review goodwill for possible impairment at least annually or more frequently upon the occurrence of an event or when circumstances indicate that the carrying amount is greater than fair value. Such events or occurrences may include, among other factors, significant changes in legal factors or business climate, an adverse action or assessment by a regulator, unanticipated competition, or a loss of key personnel.

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

RESULTS OF OPERATIONS

     The following table sets forth certain selected unaudited condensed consolidated financial data for the periods indicated in thousands of dollars and as a percentage of total revenue:

	Three Months Ended April 30,				Six Months Ended April 30,
	2005		2004		2005		2004
	(Unaudited)		(Unaudited)		(Unaudited)		(Unaudited)
Revenue	$12,746	100.0%	$13,359	100.0%	$25,066	100.0%	$25,973	100.0%

Cost of Revenue	5,146	40.4%	5,615	42.0%	10,616	42.4%	11,325	43.6%

Gross Profit	7,600	59.6%	7,744	58.0%	14,450	57.6%	14,648	56.4%

Operating expenses:
General and administrative	2,809	22.0%	2,957	22.1%	5,551	22.1%	5,736	22.1%
Sales and marketing	3,055	24.0%	3,397	25.4%	6,114	24.4%	6,431	24.8%
Research and development	1,049	8.2%	1,263	9.5%	2,131	8.5%	2,385	9.2%

Total operating expenses	6,913	54.2%	7,617	57.0%	13,796	55.0%	14,552	56.0%

Income from operations	687	5.4%	127	1.0%	654	2.6%	96	0.4%

Interest and other income (expense), net	(15)	(0.1%)	(26)	(0.2%)	20	0.1%	(20)	(0.1%)

Income before provision for income taxes	672	5.3%	101	0.8%	674	2.7%	76	0.3%
Provision for income taxes	369	2.9%	43	0.3%	370	1.5%	32	0.1%

Net income	$303	2.4%	$58	0.4%	$304	1.2%	$44	0.2%

     Income from operations for the three months ended April 30, 2005 increased to $687,000 from $127,000 in the comparable 2004 period. Income from operations for the six months ended April 30, 2005 increased to $654,000 from $96,000 in the comparable six-month period in 2004. The increase in income from operations in both the second quarter and the six month period ended April 30, 2005 is attributable to increased gross profit as a percentage of revenue, resulting from reductions in operations personnel, efficiencies in travel and service costs, savings in refurbishments and other cost savings offset in part by revenue reductions in certain states resulting from legislative changes and loss of certain customers, increased depreciation and amortization in the Traveler and fixed base terminals, and other changes. Costs associated with bingo terminal repair, refurbishment, and replacement decreased by $441,000 in the second quarter and $801,000 for the six months in comparison to the 2004 comparable periods. In addition, operating costs were more favorable as a percentage of revenue related to reductions in administrative staffing, more favorable distributor commission arrangements, and more selective research and development projects.

     Net income for the three-month period ended April 30, 2005 increased to $303,000, from $58,000 in the comparable 2004 period. Net income for the six months ended April 30, 2005 increased to $304,000 from $44,000 in the comparable 2004 period. Overall savings in employee and administrative related costs, reductions in travel, and improvements in operating costs have offset the reduction in revenue, and increased depreciation of $340,000 in the second quarter and $850,000 for the six months in 2005 resulting primarily from capital additions in Traveler portable color terminals and our fixed-base terminals.

Revenue

     Revenue for the three months ended April 30, 2005 decreased 4.6% to $12.7 million from $13.4 million in the comparable 2004 quarter. Similarly, revenue for the six months ended April 30, 2005 decreased 3.5% to $25.1 million from $26.0 million in the comparable 2004 period. The decrease in revenue for the three and six months ended April 30, 2005 is primarily due to the loss of significant customer accounts in the last quarter of our prior fiscal year and unfavorable legislative changes in the state of Oklahoma. These occurrences are expected to have a negative impact on fiscal year 2005 revenue in comparison with fiscal 2004. These unfavorable occurrences have offset, to a large extent, increased revenue in other states, international business, and placement of our Traveler terminals.

Cost of Revenue

     Total cost of revenue decreased 8.4% to $5.1 million, or 40.4% of revenue in the three months ended April 30, 2005 from $5.6 million, or 42.0% of revenue for the comparable 2004 quarter. Total cost of revenue decreased 6.3% to $10.6 million, or 42.4% of revenue, in the six months ended April 30, 2005 from $11.3 million or 43.6% of revenue for the comparable 2004 period. Cost reductions were effected by reductions in service and operations personnel, increased efficiencies in our refurbishments, and reductions in travel related costs. Savings during the period were partially offset by increased depreciation and amortization expenses, primarily as a result of our investment in Traveler portable color terminals this fiscal year, and our fixed base terminals last fiscal year.

Gross Profit

     Gross profit decreased 1.9% to $7.6 million, or 59.6% of revenue in the three months ended April 30, 2005 from $7.7 million, or 58.0% of revenue for the comparable 2004 quarter. Gross profit decreased 1.4% to $14.4 million, or 57.6% of revenue, in the six months ended April 30, 2005 from $14.6 million or 56.4% of revenue for the comparable 2004 period. While gross profit decreased in absolute dollars for both the three and six month period ended April 30, 2005 compared to comparable prior year periods, gross profit margins increased 1.6% and 1.2%, respectively, for both current year periods compared to prior year comparable periods.

Operating Expenses

     Total operating expenses decreased 9.2% to $6.9 million, or 54.2% of revenue in the three months ended April 30, 2005 from $7.7 million, or 57.0% of revenue for the comparable 2004 quarter. Total operating expenses decreased 5.2% to $13.8 million, or 55.0% of revenue, in the six months ended April 30, 2005 from $14.6 million, or 56.0% of revenue, for the comparable 2004 period. Operating expenses include sales and marketing, including distributor commissions, research and development, and general and administrative.

     Sales and marketing expenses decreased 10.1% to $3.1 million, or 24.0% of revenue, in the three months ended April 30, 2005 from $3.4 million or 25.4% of revenue for the comparable 2004 quarter. Sales and marketing decreased 4.9% to $6.1 million, or 24.4% of revenue in the six months ended April 30, 2005 from $6.4 million, or 24.8% of revenue for the comparable 2004 period. The decrease resulted primarily from reductions in personnel and travel costs and reductions in distributor commissions which decreased $282,000 in the quarter to $2.0 million or 15.6% of revenue and decreased $531,000 for the six months to $3.8 million or 15.3% revenues.

     Research and development expenses decreased 16.9% to $1.0 million, or 8.2% of revenue in the three months ended April 30, 2005 from $1.3 million, or 9.5% of revenue for the comparable 2004 quarter. Research and development decreased 10.6% to $2.1 million, or 8.5% of revenue for the six months ended April 30, 2005 from $2.4 million, or 9.2% of revenue for the comparable 2004 period. The cost reductions were accomplished with reductions in personnel and employee related costs and reduced, but more focused, project costs. During the second quarter of 2005 and the six-month period ended April 30, 2005, approximately $114,000 and $262,000, respectively, of payroll costs related to research and development and quality assurance were capitalized under FASB Statement No. 86. For the comparable periods in 2004, $203,000 and $341,000 were capitalized, respectively.

     General and administrative costs decreased 5.0% to $2.8 million or 22.0% of revenue in the three months ended April 30, 2005 from $3.0 million, or 22.1% of revenue for the comparable 2004 quarter. General and administrative expenses decreased 3.2% to $5.6 million, or 22.1% of revenue for the six-month period ended April 30, 2005 from $5.7 million, or 22.1% of revenue for the comparable 2004 period. Legal expenses for the second quarter of 2005 and the six months ended April 30, 2005 were $773,000 and $1.4 million, respectively, and were favorable to the periods in the comparable prior year by $216,000 and $394,000. Legal expenses for the quarter and six months ended April 30, 2005 to date relate primarily to litigation with a former distributor in Texas, patent infringement claims in Nevada, litigation with a former distributor in Mississippi, and other proceedings. The decreases in legal expenses were partially offset with increased accounting fees, and increased compliance reviews associated with the Sarbanes-Oxley Act of 2002.

Provision for Income Taxes

     Provision for income taxes approximated $369,000 for the three months ended April 30, 2005 and $370,000 for the six-month period ended April 30, 2005 in comparison to $43,000 and $32,000, respectively, for the same periods in the previous year. The year to date provision is 54.9% of income before taxes compared with the previous year of 42.1% and includes the impacts of certain timing differences, principally the reversal of accelerated tax depreciation of certain capital assets and certain state tax adjustments.

LIQUIDITY AND CAPITAL RESOURCES

     We have funded our operations to date primarily through cash from operations and other capital sources. This capital is used for operations, research and development, and capital expenditures of bingo equipment and associated support equipment and software. At April 30, 2005 and October 31, 2004 we had a working capital balance of $9.2 million and $5.2 million, respectively. As of April 30, 2005 our principal sources of liquidity included cash and short term investments of $6.2 million and the revolving credit facility of $2.5 million which had no borrowings as of that date. In April 2005, we renewed our revolving line-of-credit through April 2, 2006 with Wells Fargo, N.A. for a line of credit of $2.5 million with interest based on the bank’s prime rate or, at our option, on LIBOR plus 2.0%. The agreement contains certain restrictive covenants, which among other things require that specified financial balances and ratios be maintained, quarterly profitability be maintained, restrictions on the incurrence of additional indebtedness and payment of dividends. In addition, our aggregate of cash and readily marketable securities must at all times exceed 1.5 multiplied by the amount of the line-of-credit. We were in compliance with the terms and covenants of the revolving credit facility as of April 30, 2005. Current assets and current liabilities include a restricted short-term investment and accrued liability of $3.6 million in connection with litigation settlements.

     Operating activities provided $2.0 million of cash for the six-month period ended April 30, 2005 compared with $6.5 million for the six-month period ended April 30, 2004. The $2.0 million consisted primarily of our net income of $304,000 adjusted by $6.4 million from depreciation, amortization, and obsolescence provisions, less a net use of funds of $4.8 million from changes in other operating assets and liabilities including $3.4 million used to purchase a restricted short term investment related to the Trend litigation issue. During the six month period ended April 30, 2004, the $6.5 million consisted primarily of our net income of $44,000 adjusted by $5.9 million from depreciation, amortization, and obsolescence provisions and $529,000 provided by changes in other operating assets and liabilities.

     We used approximately $2.1 million of cash in investing activities for the six-month period ended April 30, 2005 compared with $6.3 million of cash for the six month period ended April 30, 2004. The $2.1 million consisted of $3.8 million of capital expenditures ($3.7 million of which was expended on bingo terminals and associated support equipment) and the purchase and development of software and other intangible assets of $406,000 partially offset by the sale of short-term investments with proceeds of $2.1 million. During fiscal 2004, the $6.5 million consisted of $6.2 million of capital expenditures ($5.5 million of bingo terminals and associated support equipment) and the purchase and development of software and other intangible assets of $448,000, partially offset with net proceeds received from short-term investments of $257,000.

     We used net cash of $249,000 in financing activities for the six-month period ended April 30, 2005 compared with $1.8 million used for the six-month period ended April 30, 2004. The $249,000 used for the current six-month period ended April 30, 2005 was primarily for cash dividends of $355,000, which were discontinued in January 2005, partially offset with proceeds from stock option exercises of $106,000. The $1.8 million used for the prior six month period ended April 30, 2004 was primarily for cash dividends of nearly $1.8 million and payments of $164,000 on long-term debt partially offset with proceeds of $87,000 from stock option exercises.

     Our revolving credit facility agreement restricts our ability to incur additional indebtedness. In addition, our low stock price and trading volume could further restrict our ability to obtain capital from other sources at favorable costs, if at all. The restrictions and limitations of available capital other than from cash flow from operations could curtail our business strategy of expansion and development, and could result in a curtailment of our capital expenditures for bingo devices, and related equipment. In the event we are unable to raise additional working capital, further measures could be necessary, including the delay or reduction of our operations, research and development and other activities. Certain of such measures may require third-party consent or approvals, including the financial institution under the revolving credit facility, certain regulatory bodies, and others, and there are no assurances such consent or approvals could be obtained.

     We believe that cash flows from operations and cash, cash equivalents, and short-term investments on hand and our available line of credit will be sufficient to support our operations, provide for budgeted capital expenditures, provide the remaining cash collateral for the posting of a bond to appeal the jury decision relating to our former distributor in Texas, and meet liquidity requirements through the remainder of fiscal 2005. Our long-term liquidity requirements will depend on many factors, including the rate at which we expand our business and whether we do so internally or through acquisition. In addition, we may pursue strategic opportunities that could require us to fund our portion of operating expenses of such ventures and may require us to advance additional amounts should any partners in such ventures be unable to meet unanticipated capital requirements or similar funding events. To the extent that the funds generated from the sources described above are insufficient to fund our activities in the long term, we may be required to raise additional funds through public or private financing. No assurance can be given that the additional financing will be available or that, if it is available, it will be on terms acceptable to us.

Contractual Obligations

     From time to time we enter into commitments with our vendors to purchase terminals and support equipment at fixed prices or guaranteed quantities. During the second quarter of fiscal 2004, we entered into such an agreement with one of our vendors to provide approximately $5.2 million in Traveler terminals. At April 30, 2005, approximately $393,000 of that commitment was outstanding and all purchases are expected to occur by the end of the third quarter of fiscal 2005. In addition, during the second quarter of fiscal 2005, we entered into an additional agreement with the same vendor to provide $1.2 million in Traveler units. These purchases are expected to occur in the third and fourth quarters of fiscal 2005. There were no other significant contractual obligations at April 30, 2005.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Currency Rate Fluctuations

     Revenue and results of operations derived from our non-U.S. markets are denominated in their local currencies and are affected by changes in the relative values of non-U.S. currencies and the U.S. dollar. Our non-U.S. markets are small and local currencies are stable versus the U.S. dollar. We do not currently utilize hedging instruments.

Market Risks

     We maintain an investment portfolio, of approximately $500,000, in available-for-sale debt securities of the U.S. Government and its agencies, and in investment grade corporate issues. The values of these investments are subject to changes in interest rates. However, because these investments are short-term and are generally allowed to mature, we do not believe that any risk inherent in our portfolio is likely to have a material effect on expected cash flows. We monitor these investments for impairment and make appropriate reductions in carrying value when necessary. As of April 30, 2005 we had no derivative financial instruments.

     Our revolving credit facility with Wells Fargo includes a $2.5 million line of credit with a variable interest rate based on the prime rate or LIBOR plus 2%, at our option. The agreement contains certain restrictive covenants, which among other things require that specified financial balances and ratios be maintained, quarterly profitability be maintained, restrictions on the incurrence of additional indebtedness and payment of dividends. In addition, our aggregate of cash and readily marketable securities must at all times exceed 1.5 multiplied by the amount of the line-of-credit. The line of credit expires on April 2, 2006. No assurance can be made for renewal. We currently maintain a zero balance on the revolving credit facility.

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

     Sensitivity Analysis Market Risks. Assuming we had a $2.0 million balance outstanding as of April 30, 2005, the rate of interest calculated using the prime rate option would be 5.75%. Our monthly interest payment, if the rate stayed constant, would be $9,583. If the prime rate rose to 10.0%, which assumes an unusually large increase, our monthly payment would be $16,667. A more likely increase of 1.0% or 2.0%, given the recent trend of relatively low interest rates, would result in a monthly payment of $11,250 or $12,917, respectively. We do not believe the risk resulting from such fluctuations is material or that the payment required would have a material effect on cash flow.

     Sensitivity Analysis Foreign Currency Exchange Rate Risk. Our foreign markets generally use their domestic currency as their functional currency. A 10% fluctuation in the exchange rates of these currencies against the U.S. dollar would result in a corresponding change in annual earnings reported in the consolidated group of approximately $0.2 million, net of tax.

ITEM 4. CONTROLS AND PROCEDURES.

     We have evaluated, with the participation of our Chief Executive Officer and Acting Principal Financial Officer, the effectiveness of our disclosure controls and procedures as of April 30, 2005. Based on this evaluation, our Chief Executive Officer and Acting Principal Financial Officer has concluded that our disclosure controls and procedures are effective to ensure that we record, process, summarize, and report information required to be disclosed by us in our quarterly reports filed under the Securities Exchange Act within the time periods specified by the Securities and Exchange Commission’s rules and forms. During the quarterly period covered by this report, there have not been any changes in our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

     On March 22, 2001, we filed a claim in the United States District Court, District of Arizona, GameTech International, Inc. v. Trend Gaming Systems, LLC, CIV 01-0540 PHX LOA, seeking a declaratory judgment that we are not in material breach of our November 1, 1999 Distribution Agreement with Trend Gaming Systems, LLC (“Trend”) and seeking damages for past due payments and wrongful withholdings by Trend. Trend counterclaimed, alleging that its payments were in compliance with its contractual obligations. Trend also contended that we were in breach of certain of our contractual obligations to Trend, including that we had wrongfully terminated Trend. On December 16, 2002, the court entered at our request an order enjoining Trend from using approximately $540,000 in funds it had collected on our behalf, pending a trial on our ownership interest in those funds. The money was placed in two bank accounts/constructive trusts, subject to the court’s control; the sums in those accounts now total approximately $600,000. In addition, collections of accounts receivable by Trend, if any, are also being placed in that account, pending the resolution of the case. We have posted a $450,000 deposit with the court as a bond, which is presented as restricted cash on our condensed consolidated balance sheets. The accounts receivable from Trend were fully reserved as of April 30, 2005 and October 31, 2004. Trial in this matter commenced October 4, 2004. On November 1, 2004, the jury returned a verdict in favor of Trend against us in the amount of $3.5 million in compensatory damages. The jury also awarded us $735,000 in compensatory damages against Trend for funds Trend collected on our behalf but failed to remit to us. The court denied all of our post-trial motions, except that it maintained the injunction imposing a constructive trust pending resolution of the issues on appeal. The court setoff the jury awards and entered an amended judgment for Trend on May 12, 2005, in the amount of $2.8 million, plus simple interest on that sum at the rate of 3.31% per annum running from March 30, 2005. We appealed to the United States Court of Appeals for the Ninth Circuit on April 8, 2005. We posted a supersedeas bond on April 8, 2005 in the court-appointed amount of $3.4 million, which bond stays any action by Trend to collect on the judgment, pending appeal. Any cash used in the collateralization of the bond is accounted for as restricted short-term investment on our consolidated balance sheets. Trend initially sought an award of $810,000 in legal fess and $26,000 in expenses and costs. In an amended request, Trend is seeking an award of $1.4 million in legal fees and $61,000 in expenses and costs. We plan to contest the amount of the fee request. If and when fees are awarded, we plan to appeal the fee award and to post a second bond, likely in the amount of 120% of the fee award, pending appeal. We cannot provide assurance that we will succeed in setting the judgment aside on appeal. For the year ended October 31, 2004, we recorded an estimated loss contingency in the Trend Gaming Systems litigation of $3.6 million, which was estimated based on the amounts of the judgment described above. We feel the amount recorded is appropriate as of April 30, 2005. An additional loss contingency of $8,000 was recorded in the quarter ended April 30, 2005 to account for interest accrued on the Trend judgment.

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

     On March 2, 2004, the jury rendered a verdict in our favor awarding compensatory and punitive damages against Trend Gaming (involving a prior distribution agreement in Virginia) in the total amount of approximately $1.5 million. The jury also returned a verdict against Steven W. and Rhonda Hieronymus awarding compensatory and punitive damages of $1.0 million. The court reduced compensatory damages against Trend Gaming to $1.1 million. The court affirmed $150,000 in punitive damages against Trend Gaming and awarded GameTech fees and costs of suit against Trend Gaming in the amount of $650,000. Compensatory damages against Mr. and Mrs. Hieronymus have been reduced to $762,000 but the punitive damage award against them in the amount of $150,000 remains unchanged. Of the total compensatory damages of $1.1 million awarded to us, $762,000 represents compensation for lost profits. We can only collect such damages from one of the defendants to avoid a double recovery. Defendants have appealed the judgment against them. The Appellate Court has not set a date for oral argument. Defendants did not post a supersedeas bond, and we are therefore not precluded from pursuing collection on the judgment during the appeal. We have not recorded an estimated gain contingency, as we can make no assurances whether we will be able to collect any award from the defendants.

     On March 3, 2005, we received an Original Notice of Opportunity to Show Compliance (“Notice”) from the Texas Lottery Commission (the “Commission”). The Notice alleged that we engaged in acts prohibited by Sections 2001.553, 2001.556, 2001.206 and 2001.407 of the Texas Bingo Enabling Act (“Enabling Act”). On May 16, 2005, the Commission sent a First Amended Notice of Opportunity to Show Compliance (“Amended Notice”). The Amended Notice reduced the alleged violations to Sections 2001.553 and 2001.556 of the Enabling Act. The Amended Notice specifically alleges that a former employee of ours, acting solely or in conjunction with others, engaged in conduct in violation of the Enabling Act, including price fixing and unlicensed distribution.

     In the event that we are found to have violated the Enabling Act, administrative penalties, up to and including revocation of our Texas license, could be imposed. We deny the allegations and intend to defend vigorously this matter. However, we cannot provide assurance that we will prevail in this matter or that any administrative penalties that may be imposed will not have a material effect on our financial position, cash flows, and results of operations.

     On May 23, 2005, the U.S. District Court in Las Vegas issued judgment in our favor in a long-standing patent lawsuit brought by a competitor. The District Court ruled that we did not violate the competitor’s patents and also ruled that certain patent claims by the competitor were invalid. No amount has been accrued in connection with this matter at April 30, 2005.

     We are involved in various other legal proceedings arising in the ordinary course of our business. We do not believe that any of those proceedings will have a material adverse effect on our business, financial position, or results of operations.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Not applicable.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

Not applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

Not applicable.

ITEM 5. OTHER INFORMATION.

Not applicable.

ITEM 6. EXHIBITS.

10.28	Credit Agreement, dated April 2, 2005, by and between Gametech International, Inc. and Wells Fargo Bank, National Association.

10.29	Revolving Line of Credit Note, dated April 2, 2005 in favor of Wells Fargo Bank, National Association.

10.30	Security Agreement relating to equipment, dated April 2, 2005, in favor of Wells Fargo Bank, National Association.

10.31	Continuing Security Agreement relating to rights to payment and inventory, dated April 2, 2005, in favor of Wells Fargo Bank, National Association.

31	Certification of Chief Executive Officer, and Acting Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

32	Certification of Chief Executive Officer, and Acting Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

          SIGNATURES

     Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Signature	Title	Date
/S/ John B. Furman	Chief Executive Officer/Acting Chief Financial Officer	June 14, 2005
John B. Furman	(Principal Executive Officer and Acting Principal Financial Officer)

/S/ Ann D. McKenzie	Corporate Controller	June 14, 2005
Ann D. McKenzie	(Principal Accounting Officer)

EXHIBIT INDEX

Exhibit
Number	Description

10.28	Credit Agreement, dated April 2, 2005, by and between Gametech International, Inc. and Wells Fargo Bank, National Association.

10.29	Revolving Line of Credit Note, dated April 2, 2005 in favor of Wells Fargo Bank, National Association.

10.30	Security Agreement relating to equipment, dated April 2, 2005, in favor of Wells Fargo Bank, National Association.

10.31	Continuing Security Agreement relating to rights to payment and inventory, dated April 2, 2005, in favor of Wells Fargo Bank, National Association.

31	Certification of Chief Executive Officer, and Acting Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

32	Certification of Chief Executive Officer, and Acting Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.