Form 10-Q
period 2005-07-31
GAMETECH INTERNATIONAL INC
filed 2005-09-14
CIK 1045014

UNITED STATES SECURITIES AND EXCHANGE
COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED JULY 31, 2005
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
(Zip code)
Registrant’s telephone number, including area code: (775) 850-6000
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days Yes ☑ No ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☐
     Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2) Yes ☐ No ☑
     On September 9, 2005, the registrant had 11,875,214 outstanding shares of its Common Stock, par value $0.001 per share.

GAMETECH INTERNATIONAL, INC.
QUARTERLY REPORT ON FORM 10–Q
FOR THE QUARTERLY PERIOD ENDED JULY 31, 2005
INDEX

GAMETECH INTERNATIONAL, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in thousands)

	July 31,	October 31,
	2005	2004
	(Unaudited)	(Note A)
Assets:
Current assets:
Cash and cash equivalents	$7,435	$6,101
Short-term investments	500	2,605
Accounts receivable, less allowance for doubtful accounts of $2,379 in 2005 and $2,454 in 2004	4,014	3,484
Deposits	21	29
Refundable income taxes	—	100
Restricted short-term investment	3,432	—
Prepaid expenses and other current assets	477	650
Deferred income taxes	3,414	2,358

Total current assets	19,293	15,327

Bingo equipment, furniture and other equipment, net	20,883	23,952
Goodwill, net	10,184	10,184
Intangibles, less accumulated amortization of $4,203 in 2005 and $3,614 in 2004	1,786	1,766
Restricted cash	450	450

Total assets	$52,596	$51,679

Liabilities and stockholders’ equity:
Current liabilities:
Accounts payable	$1,071	$1,343
Accrued payroll and related obligations	1,889	1,541
Accrued loss contingency	3,732	3,628
Income taxes payable	—	1,214
Other accrued liabilities	2,624	2,392

Total current liabilities	9,316	10,118

Non-current employment obligations	191	202
Deferred income taxes	2,186	689
Commitments and contingencies	—	—
Stockholders’ equity:
Common stock, $0.001 par value: 40,000,000 shares authorized; 13,730,539 shares issued at July 31, 2005 and 13,700,339 at October 31, 2004	14	14
Capital in excess of par value	47,281	47,081
Retained earnings	1,704	1,671
Less: Treasury stock, at cost: 1,855,325 shares in 2005 and 2004	(8,096)	(8,096)

Total stockholders’ equity	40,903	40,670

Total liabilities and stockholders’ equity	$52,596	$51,679

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GAMETECH INTERNATIONAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Dollars in thousands, except per share amounts)
(Unaudited)

	Three Months		Nine Months
	Ended July 31,		Ended July 31,
	2005	2004	2005	2004

Revenue	$12,444	$12,916	$37,510	$38,889
Cost of revenue	4,770	6,108	15,386	17,434

Gross profit	7,674	6,808	22,124	21,455

Operating expenses:
General and administrative	3,687	2,314	9,237	8,051
Sales and marketing	2,940	3,028	9,054	9,459
Research and development	888	1,298	3,020	3,681

Total operating expenses	7,515	6,640	21,311	21,191

Income from operations	159	168	813	264

Interest and other income, net	21	31	41	11

Income before provision for income taxes	180	199	854	275

Provision for income taxes	95	166	465	199

Net income	$85	$33	$389	$76

Basic net income per share	$0.01	$0.00	$0.03	$0.01

Diluted net income per share	$0.01	$0.00	$0.03	$0.01

Weighted average number of common shares outstanding (in thousands):

Basic	11,875	11,782	11,865	11,759

Diluted	11,880	11,971	11,944	11,924

Cash dividends per common share	$0.00	$0.03	$0.03	$0.18

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GAMETECH INTERNATIONAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in thousands)

	Nine Months Ended
	July 31,
	2005	2004
Cash flows from operating activities:
Net income	$389	$76
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	8,818	8,545
Obsolescence	381	896
Loss on disposals of furniture and other equipment	20	28
Stock compensation expense	93	—
Deferred income taxes	442	153
Changes in operating assets and liabilities:
Accounts receivable, net	(529)	(99)
Deposits	8	3
Refundable income taxes	100	49
Restricted short-term investments	(3,432)	—
Prepaid expenses and other current assets	173	(388)
Accounts payable	(272)	207
Accrued payroll and related obligations	348	283
Accrued loss contingency	104	—
Income taxes payable	(1,214)	—
Other accrued liabilities	232	185
Non-current employment obligations	(10)	(68)

Net cash provided by operating activities	5,651	9,870

Cash flows from investing activities:
Proceeds from sale of short-term investments	2,106	1,750
Payments for purchase of short-term investments	—	(2,513)
Capital expenditures for bingo equipment, furniture, and other equipment	(5,565)	(10,932)
Payments for acquisitions of intangible assets and capitalized costs of developed software	(609)	(741)

Net cash used in investing activities	(4,068)	(12,436)

Cash flows from financing activities:
Payments on long-term debt	—	(275)
Payments of dividends	(355)	(2,116)
Proceeds from exercise of stock options	106	195

Net cash used in financing activities	(249)	(2,196)

Net increase (decrease) in cash and cash equivalents	1,334	(4,762)
Cash and cash equivalents at beginning of period	6,101	10,202

Cash and cash equivalents at end of period	$7,435	$5,440

Supplemental disclosure of cash flow information
Cash paid for income taxes	$1,124	$—
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GAMETECH INTERNATIONAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts)
JULY 31, 2005
(UNAUDITED)
NOTES TO FINANCIAL STATEMENTS
NOTE A. BASIS OF PRESENTATION
     The accompanying unaudited condensed consolidated financial statements and related disclosures as of July 31, 2005 have been prepared in accordance with U.S. generally accepted accounting principles applicable to interim financial information and with the instructions to Form 10-Q and Rule10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In our opinion, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of our financial position and interim results have been included. Operating results for the three- and nine-month periods ended July 31, 2005 are not necessarily indicative of the results that may be expected for the current fiscal year or any other period.
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
USE OF ESTIMATES
     The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported period. Actual results could differ from these estimates.
RECLASSIFICATIONS
     Certain prior period reclassifications have been made to conform to classifications in the current period.
NOTE B. SIGNIFICANT ACCOUNTING POLICIES
REVENUE RECOGNITION
     We recognize revenue for bingo terminals placed in bingo halls under contracts based on (1) a fixed fee per use; (2) a fixed weekly fee per terminal; or (3) a percentage of the revenue generated by each terminal. Our revenue recognition is a key component of our results of operations, and determines the timing of certain expenses, such as commissions. We recognize revenue in accordance with U.S. generally accepted accounting principles when all of the following factors exist: (a) evidence of an arrangement with the customer; (b) play or availability of the bingo terminals; (c) a fixed or determinable fee; and (d) collectibility is reasonably assured. We exercise judgment in assessing the credit worthiness of our customers and therefore in our determination of whether collectibility is reasonably assured. Should changes in conditions cause us to determine these criteria are not met for future transactions, revenue recognized for future reporting periods could be adversely affected.
ACCOUNTS RECEIVABLE AND ALLOWANCE FOR DOUBTFUL ACCOUNTS
     Accounts receivable are recorded when revenue is recognized in accordance with our revenue recognition policy and represent claims against third parties that will be settled in cash. The carrying value of our receivables, net of allowance for doubtful accounts, represents its estimated net realizable value.
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
SOFTWARE DEVELOPMENT CAPITALIZATION
     We capitalize costs related to the development of certain software products that meet the criteria of Statement of Financial Accounting Standards (“SFAS”) No. 86 – Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed. SFAS No. 86 provides for the capitalization of computer software that is to be used as an integral part of a product or process to be sold or leased, after technological feasibility has been established for the software and all research and development activities for the other components of the product or process have been completed. We are capitalizing qualified costs of software developed for new products or for significant enhancements to existing products. We cease capitalizing costs when the product is available for general release to our customers. We amortize the costs on a straight-line method over the estimated economic life of the product beginning when the product becomes available for general release.
     The achievement of technological feasibility and the estimate of the product’s economic life require judgment. Any changes in key assumptions, market conditions, or other circumstances could result in an impairment of the capitalized asset and a charge to our operating results.
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

LEGAL CONTINGENCIES
     We are currently involved in various claims and legal proceedings (see Note D. Legal Proceedings). Periodically, we review the status of each significant matter and assess the potential financial exposure. If the potential loss from any claim or legal proceeding is considered probable and the amount can be estimated, we accrue a liability for the estimated loss. Significant judgment is required in both the determination of probability and the determination as to whether an exposure is reasonably estimable.
     Because of uncertainties related to these matters, accruals are based only on the best information available at the time. As additional information becomes available, we reassess the potential liability related to our pending claims and litigation and may revise these estimates. Such revisions in the estimates of the potential liabilities could have a material impact on the results of operations and financial condition.
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
     Our pro forma information follows:
(Dollars in thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	July 31,		July 31,
	2005	2004	2005	2004
Net income, as reported	$85	$33	$389	$76
Add: Stock-based employee compensation expense included in reported net income, net of related tax benefits	—	—	93	—
Deduct: Total stock-based employee compensation expense determined under fair value based method, net of related tax effects	(343)	(56)	(572)	(228)

Pro forma net income (loss)	$(258)	$(23)	$(90)	$(152)

Net income (loss) per share:
Basic – as reported	$0.01	$0.00	$0.03	$0.01
Basic – pro forma	$(0.02)	$(0.00)	$(0.01)	$(0.01)

Diluted – as reported	$0.01	$0.00	$0.03	$0.01
Diluted – pro forma	$(0.02)	$(0.00)	$(0.01)	$(0.01)

RECENT ACCOUNTING PRONOUNCEMENTS
     In December 2004, the FASB issued SFAS No.123 (revised 2004, or “R”), Share-Based Payment – a revision of FASB Statement No. 123 Accounting for Stock-Based Compensation. SFAS No. 123 supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and amends SFAS No. 95, Statement of Cash Flows. SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative. SFAS No. 123(R) will be effective for the first annual filing period that begins after June 15, 2005. The new standard will be effective for our first quarter of fiscal 2006.
     Under SFAS No. 123(R) we must determine the appropriate fair value method to be used for valuing share-based payments, the amortization method of compensation cost and the transition method to be used at the date of adoption. The transition methods include prospective and retroactive adoption options. Under the retroactive option, prior periods may be restated either as of the beginning of the year of adoption or for the periods presented. The prospective method requires that compensation cost be recorded for the unvested stock options and unvested stock at the beginning of the first quarter of adoption of SFAS No. 123(R), whereas the retroactive method requires recording compensation cost for all unvested stock options along with unvested stock beginning with the first period restated. We have not determined the method upon which we will adopt SFAS No. 123(R).
     As permitted by SFAS No. 123, we currently account for share-based payments to employees using APB Opinion 25’s intrinsic value method and, as such, generally recognize no compensation cost for employee stock options. Accordingly, the adoption of SFAS No. 123(R)’s fair value method will have a significant impact on our result of operations, although it will have no impact on our overall financial position. We cannot predict the impact of adoption of SFAS No. 123(R) at this time because it will depend on levels of share-based payments granted in the future. SFAS No. 123(R) also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required under current literature.
     In December 2004, the FASB issued SFAS No. 153, Exchanges of Non-monetary Assets — an amendment of Accounting Principles Board (“APB”) Opinion No. 29, Accounting for Non-monetary Transactions. The guidance in APB No. 29 is based on the principle that exchanges of non-monetary assets should be measured based on the fair value of the assets exchanged. The guidance in APB No. 29, however, included certain exceptions to that principle. SFAS No. 153 amends APB No. 29 to eliminate the exception for non-monetary exchanges of similar productive assets and replaces it with a general exception for exchanges of non-monetary assets that do not have commercial substance. A non-monetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. The provisions of SFAS No. 153 are applicable for non-monetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. We do not expect the adoption of this recently issued accounting pronouncement to have a material impact on our financial position, cash flows or results of operations.
     In June 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections — a replacement of APB No. 20 and FAS No.3. SFAS No. 154 provides guidance on the accounting for and reporting of accounting changes and error corrections. It establishes, unless impracticable, retrospective application as the required method for reporting a change in accounting principle in the absence of explicit transition requirements specific to the newly adopted accounting principle. SFAS No. 154 also provides guidance for determining whether retrospective application of a change in accounting principle is impracticable and for reporting a change when retrospective application is impracticable. The correction of an error in previously issued financial statements is not an accounting change. However, the reporting of an error correction involves adjustments to previously issued financial statements similar to those generally applicable to reporting an accounting change retrospectively. Therefore, the reporting of a correction of an error by restating previously issued financial statements is also addressed by SFAS No. 154. SFAS No. 154 is required to be adopted in fiscal years beginning after December 15, 2005. We do not expect the adoption of this recently issued accounting pronouncement to have a material impact on our financial position, cash flows or results of operations.

NOTE C. EARNINGS PER SHARE
     Basic net income per share is computed by dividing reported net income by the weighted average number of common shares outstanding each period.
     Diluted net income per share is computed by dividing the weighted average number of common shares and other common equivalent shares outstanding during each period. Diluted common shares are calculated in accordance with the treasury stock method, which treats the proceeds from the exercise of all warrants and options as used to reacquire stock at market value.
(In thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	July 31,		July 31,
	2005	2004	2005	2004
Net income, as reported	$85	$33	$389	$76

Weighted average number of shares outstanding	11,875	11,782	11,865	11,759
Incremental shares from the assumed exercise of dilutive stock options	5	189	79	165

Dilutive prorated shares	11,880	11,971	11,944	11,924

Net earnings per share:
Basic	$0.01	$0.00	$0.03	$0.01
Diluted	$0.01	$0.00	$0.03	$0.01
NOTE D. LEGAL PROCEEDINGS
     On March 22, 2001, we filed GameTech International, Inc. v. Trend Gaming Systems, LLC, CIV 01-0540 PHX LOA, a claim in the United States District Court for the District of Arizona, seeking a declaratory judgment that we are not in material breach of our November 1, 1999 Distribution Agreement with Trend Gaming Systems, LLC (“Trend”), and seeking damages for past due payments and wrongful withholdings by Trend. Trend counterclaimed, alleging that its payments were in compliance with its contractual obligations. Trend also contended that we were in breach of certain of our contractual obligations to Trend, including that we had wrongfully terminated Trend. On December 16, 2002, the court entered at our request an order enjoining Trend from using approximately $540,000 in funds it had collected on our behalf, pending a trial on our ownership interest in those funds. The money was placed in two bank accounts/constructive trusts, subject to the court’s control. The sums in those accounts now total approximately $600,000. In addition, collections of accounts receivable by Trend, if any, are also being placed in that account, pending the resolution of the case. We have posted a $450,000 deposit with the court as a bond, which is presented as restricted cash on our condensed consolidated balance sheets. The accounts receivable from Trend were fully reserved as of July 31, 2005 and October 31, 2004. Trial in this matter commenced October 4, 2004. On November 1, 2004, the jury returned a verdict in favor of Trend against us in the amount of $3.5 million in compensatory damages. The jury also awarded us $735,000 in compensatory damages against Trend for funds Trend collected on our behalf but failed to remit to us. The court denied all of our post-trial motions, except that it maintained the injunction imposing a constructive trust, pending resolution of the issues on appeal. The court setoff the jury awards and entered an amended judgment for Trend on May 12, 2005, in the amount of $2.8 million, plus interest on that sum at the rate of 3.31% per annum beginning March 30, 2005. We appealed to the United States Court of Appeals for the Ninth Circuit on April 8, 2005. We posted a supersedeas bond on April 8, 2005 in the court-appointed amount of $3.4 million, which bond stays any action by Trend to collect on the judgment, pending appeal. Trend initially sought an award of $810,000 in legal fees and $26,000 in expenses and costs. In an amended request, Trend sought an award of $1.4 million in legal fees and $61,000 in expenses and costs. The court awarded Trend $909,000 in legal fees, expenses and costs plus interest of 3.77% per annum beginning August 5, 2005. We appealed the fee award to the United States Court of Appeals for the Ninth Circuit on August 5, 2005. We posted an additional supersedeas bond with the court on August 18, 2005 in the amount of $1.1 million, thereby staying any action by Trend to collect the fees, pending appeal. Any cash used in the collateralization of the bonds is accounted for as restricted short-term investments on our consolidated balance sheets. We cannot provide assurance that we will succeed in setting the judgments aside on appeals. Currently, the court has not set a hearing date for the appeal. For the year ended October 31, 2004, we recorded an estimated loss contingency in the Trend litigation of $3.6 million, which was estimated based on the amounts of the judgment described above. We recorded an additional loss contingency of $72,000 in the third quarter of fiscal 2005 to account for the increased award for Trend for legal fees and expenses and costs. We feel the amount recorded is appropriate as of July 31, 2005. In addition, a loss contingency of $24,000 was recorded in the three-month period and $32,000 was recorded in the nine-month period ended July 31, 2005 to account for interest accrued on the Trend judgment.
     On October 30, 2002, Capital Gaming Supplies (“Capital”) filed Capital Gaming Supplies, Inc. v. GameTech International, Inc. Civil Action No. 3:02 CV1636WS in the United States District Court for the Southern District of Mississippi, seeking a judgment that we tortiously interfered with alleged existing and prospective customer accounts. We denied the allegations and filed a counter-claim seeking a judgment that Capital tortiously interfered with our customer accounts. On April 18, 2003, Capital filed an amended complaint, adding other claims against us and other defendants, including a claim for malicious breach of contract against International Gaming Systems, Inc. (“IGS”) and its principals. In November 2002, we acquired certain assets of IGS and assumed certain claims filed by Capital against IGS and its principals. Capital sought compensatory and punitive damages from all defendants. On September 30, 2004, the district court entered a summary judgment in favor of all defendants dismissing all of Capital’s claims with prejudice. Capital is currently appealing the judgment to the United States Court of Appeals for the Fifth Circuit, which has set the matter for oral argument in October, 2005. We continue to believe that Capital’s claims are without merit and that the district court’s judgment will be affirmed. However, we cannot provide assurance that we will successfully defend the judgment on appeal. An unfavorable outcome could have a material adverse effect on our financial position, cash flows, and results of operations.
     On March 2, 2004, the jury rendered a verdict in our favor awarding compensatory and punitive damages against Trend Gaming, LLC; a Kentucky LLC (“Trend Gaming”), (involving a prior distribution agreement in Virginia) in the total amount of approximately $1.5 million. The jury also returned a verdict against Steven W. and Rhonda Hieronymus awarding compensatory and punitive damages of $1.0 million. The court reduced compensatory damages against Trend Gaming to $1.1 million. The court affirmed $150,000 in punitive damages against Trend Gaming and awarding us fees and costs of suit against Trend Gaming in the amount of $650,000. Compensatory damages against Mr. and Mrs. Hieronymus have been reduced to $762,000 but the punitive damage award against them in the amount of $150,000 remains unchanged. Of the total compensatory damages of $1.1 million awarded to us, $762,000 represents compensation for lost profits. We can only collect such damages from one of the defendants to avoid a double recovery. Defendants have appealed the judgment against them. The Appellate Court has not set a date for oral argument. Defendants did not post a supersedeas bond, and we are therefore not precluded from pursuing collection on the judgment during the appeal. We have not recorded an estimated gain contingency, as we can make no assurances whether we will be able to collect any award from the defendants.
     On March 3, 2005, we received an Original Notice of Opportunity to Show Compliance (the “Notice”) from the Texas Lottery Commission (the “Commission”). The Notice alleged that we engaged in acts prohibited by Sections 2001.553, 2001.556, 2001.206 and 2001.407 of the Texas Bingo Enabling Act (the “Enabling Act”). On May 16, 2005, the Commission sent a First Amended Notice of Opportunity to Show Compliance (the “Amended Notice”). The Amended Notice reduced the alleged violations to Sections 2001.553 and 2001.556 of the Enabling Act. The Amended Notice specifically alleges that a former employee of ours, acting solely or in conjunction with others, engaged in conduct in violation of the Enabling Act, including price fixing and unlicensed distribution. To avoid protracted litigation, we entered into an Agreement in Compromise with the Commission (the “Agreement”). The Agreement calls for us to pay the Commission $200,000 plus administrative expenses of $50,000. In approving the Agreement on August 15, 2005, the Commission made no finding of wrongdoing by us. The amounts included in the Agreement were accrued as of July 31, 2005.
     We are involved in various other legal proceedings arising in the ordinary course of our business. We do not believe that any of those proceedings will have a material adverse effect on our business, financial position, or results of operations.

NOTE E. CREDIT AGREEMENT
     Effective April 2, 2005, we renewed our revolving line-of-credit agreement with a bank. The maximum amount available under the terms of the agreement is $2.5 million. Borrowings bear interest based on the bank’s prime rate or LIBOR plus 2.0%, at our option. Interest is payable monthly and the agreement expires on April 2, 2006. We can give no assurance that the credit agreement will be renewed. Our obligations under the agreement are secured by substantially all of our assets. The agreement contains certain restrictive covenants, which, among other things, require that specified financial balances and ratios be maintained, requires profitability to be maintained on a quarterly basis, and restricts the incurrence of additional indebtedness and payment of dividends. In addition, our aggregate of cash and readily marketable securities must at all times exceed 1.5 multiplied by the amount of the line-of-credit. At July 31, 2005, there was no outstanding balance under the line-of-credit and we were in compliance with all terms and covenants of the agreement.
NOTE F. INCOME TAXES
     We recorded our income tax provision at an effective rate of 54.5% for the nine-months ended July 31, 2005, compared with 72.3% for the nine-months ended July 31, 2004. The actual effective tax rate is different from the expected federal rate of 34%, reflecting certain permanent differences between financial accounting and tax accounting, timing differences related to depreciation and certain state tax adjustments.
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
     In January 2005, the term for 67,500 fully vested options to purchase shares of our common stock was extended for an additional six months as the result of an executed consulting agreement. As a result of this consulting agreement and resulting stock option modification, we recorded compensation expense of $64,000 for the quarter ended January 31, 2005. The stock options are subject to measurement under Financial Accounting Standards 123 (FAS 123) and Emerging Issues Task Force Issue No. 96-18 (ETIF 96-18). FAS 123 set forth the requirements with respect to accounting for transactions involving a company’s stock that is issued in exchange for goods or services. According to FAS 123, these transactions should be measured at the fair value of the equity issued. In accordance EITF 96-18, compensation expense is measured based on the fair value of the option at the date the performance commitment is reached. We have determined that the performance commitment was reached upon the effective date of the consulting agreement that occurred January 2, 2005. The fair value of the stock options was measured at that date based on the Black-Scholes model using a FAS 123 approach. Per EITF 96-18, a recognized expense should not be reversed even if the exercise expires unexercised. The stock compensation expense is recorded in sales and marketing expense in the consolidated statement of operations.
NOTE H. RESTRICTED SHORT TERM INVESTMENT
     On April 8, 2005, we posted a supersedeas bond in the court appointed amount of $3.4 million in order to proceed with our appeal with our former Texas distributor. The bond was collateralized with a certificate of deposit in the amount of $3.4 million, scheduled to mature in April 2006, which is held by a third party and classified as a current asset at July 31, 2005. (See Note D. Legal Proceedings.)
NOTE I. SUBSEQUENT EVENTS
     1. Appointment of Independent Director
      On September 1, 2005, our Board of Directors (the “Board”) appointed Richard H. Irvine as a Director of our company to fill a vacancy created by the resignation of John B. Furman, former President, Chief Executive Officer and Director.
      Mr. Irvine will serve on the Audit Committee, Compensation Committee, and Nominating Committee of the Board. Mr. Irvine joins Richard T. Fedor, Scott H. Shackelton, Donald K. Whitaker and Jay M. Meilstrup on our Board.

     2. Hurricane Katrina
      On August 29, 2005, a hurricane significantly impacted the Gulf Coast states of Louisiana, Mississippi and Alabama. We have a substantial number of customers in the affected region. At the time of the filing of this Quarterly Report on Form 10-Q for the quarter ended July 31, 2005, we are not aware of the extent of the damage to our property or business as a result of this natural disaster. Although we do not believe the impact will have a material effect on our financial position, due to the widespread damage and ongoing recovery efforts, we cannot at this time assess the extent of the potential impact to our results of operations and financial position.
NOTE J. SEVERANCE AGREEMENT
     Effective July 1, 2005, John B. Furman resigned as our President and Chief Executive Officer and entered into a severance and release agreement. The agreement provides that (1) Mr. Furman be paid $393,000 over a period of 18 months, (2) that he be reimbursed for all medical and disability insurance for a period of 18 months, and (3) that all stock options held by Mr. Furman were vested. The severance charge associated with this agreement totaled $424,000 and was recognized in the third quarter of 2005. The compensation charge as a result of the acceleration of Mr. Furman’s stock options did not have an effect on our financial position, cash flows or results of operations.
NOTE K. NASDAQ NOTIFICATION
     Our common stock is traded on the NASDAQ National Market under the symbol “GMTC” and is subject to certain continued listing requirements. As of July 31, 2005, we were not in compliance with NASDAQ Marketplace Rules 4350(c)(1) and 4350(d)(2), which require a minimum of three independent directors to serve on our Board of Directors and our Audit Committee. The number of independent directors on our Board was reduced from three to two when one of the independent directors accepted the position as our President and Chief Executive Officer. NASDAQ has provided a cure period until the earlier of our next annual stockholders’ meeting or July 1, 2006 to regain compliance.
     We have achieved compliance with all NASDAQ listing requirements effective September 1, 2005 with the appointment of Richard H. Irvine as an independent director (See Note I. Subsequent Events-Appointment of Independent Director). On September 6, 2005, NASDAQ notified us that we were in compliance with the rules and the matter is closed.
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
     This document includes various “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which represent our expectations or beliefs concerning future events. Statements containing expressions, such as “believes,” “anticipates,” or “expects,” used in our press releases and periodic reports on Forms 10-K and 10-Q filed with the SEC, are intended to identify forward-looking statements. All forward-looking statements involve risks and uncertainties. Although we believe our expectations are based upon reasonable assumptions within the bounds of our knowledge of our business and operations, there can be no assurances that actual results will not differ materially from expected results. We caution that these and similar statements included in this report are further qualified by important factors that could cause actual results to differ materially from those in the forward-looking statements. Such factors include those discussed in our Annual Report on Form 10-K for the year ended October 31, 2004. Readers are cautioned not to place undue reliance on forward-looking statements, which speak only as of the date thereof. We undertake no obligation to publicly release any revisions to such forward-looking statements to reflect events or circumstances after the date hereof.
OVERVIEW
     We design, develop, and market interactive electronic player terminals and bingo systems. We currently market portable systems that can be played anywhere within a bingo hall and fixed-base systems with touchscreen-activated or light-pen monitors. For our three most recent fiscal years ended October 31, 2004, 2003, and 2002, our portable terminals generated approximately 74%, 73%, and 77% of our revenue, respectively, while our fixed-base terminals generated the balance of our revenue during those same years. For the three-months ended July 31, 2005, portable systems accounted for 77% of our revenue and fixed-base systems accounted for 23% of our revenue. For the nine-months ended July 31, 2005, portable systems accounted for 77% of our revenue and fixed-base systems accounted for 23% of our revenue. As of July 31, 2005, we had systems in service in 37 states and in six foreign countries.
     We generate revenue by placing electronic player terminals and bingo systems in bingo halls under contracts based on (1) a fixed fee per use; (2) a fixed weekly fee per terminal; or (3) a percentage of the revenue generated by each terminal. Revenue growth is affected by player acceptance of electronic bingo as an addition or an alternative to paper bingo, our ability to expand operations into new markets and our ability to increase our market share, and regulatory acceptance within jurisdictions. Fixed-base bingo terminals generate greater revenue per terminal than portable bingo terminals, but also require a greater initial capital investment.
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
     A number of events occurred that affected, or may in the future affect, our results of operations or liquidity and capital resources.
     We have continued to incur significant expenses in aggressively defending or pursuing certain legal issues, including the following:
•	Trend (Texas) Litigation. We continue to engage in litigation with a former Texas distributor. As we have previously reported, on November 1, 2004, a jury awarded the former Texas distributor $3.5 million in compensatory damages while awarding our company $735,000 in compensatory damages. Trend initially sought an award of $810,000 in legal fees and $26,000 in expenses and costs. In an amended request, Trend was seeking an award of $1.4 million in legal fees and $61,000 in expenses and costs. On August 5, 2005, Trend was awarded $909,000 in fees and expenses. We have posted supersedeas bonds to stay collection while we take an appeal to the Ninth Circuit Court of Appeals. At and for the year ended October 31, 2004 we recorded an estimated loss contingency in the Trend litigation of $3.6 million.

•	Texas Lottery Commission. On March 3, 2005 we received an Original Notice of Opportunity to Show Compliance (the “Notice”) from the Texas Lottery Commission (the “Commission”). The Notice alleged that we engaged in acts prohibited by Sections 2001.553, 2001.556, 2001.206 and 2001.407 of the Texas Bingo Enabling Act (the “Enabling Act”). On May 16, 2005, the Commission sent a First Amended Notice of Opportunity to Show Compliance (the “Amended Notice”). The Amended Notice reduced the alleged violations to Sections 2001.553 and 2001.556 of the Enabling Act. On August 15, 2005 in order to avoid the costs of protracted litigation, we entered into an Agreement in Compromise with the Commission (the “Agreement”). The Agreement calls for us to pay the Commission $200,000 plus administrative expenses of $50,000 while admitting no wrongdoing.
     During the nine-month period ended July 31, 2005, capital expenditures approximated $5.6 million, primarily related to bingo systems and related support equipment. This investment included primarily an increase in the number of installed TravelerTM terminals, in addition to TED2CTM terminals.

APPLICATION OF CRITICAL ACCOUNTING POLICIES AND ESTIMATES
     Management’s Discussion and Analysis of Financial Condition and Results of Operations discusses our condensed consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the balance sheet dates and reported amounts of revenue and expenses during the reporting period. On an ongoing basis, we evaluate our estimates and judgments, including those related to revenue recognition, bad debts, bingo terminal depreciation, goodwill impairment, and contingencies and litigation. We base our estimates and judgments on historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.
     Changes in internal or external conditions could cause actual results to differ from our estimates and could cause future reporting periods to be adversely affected. If changes in conditions lead us to believe that our criteria for revenue recognition are not met for future transactions, revenue recognized for future reporting periods could be significantly less. Changes in financial conditions of specific customers or in overall collection trends may result in adjustments to our reserves for doubtful accounts. Changes in technology, our competitors’ offerings, market conditions, or other factors affecting our business prospects could result in an increase in reserves for bingo terminal obsolescence or in an impairment to the carrying value of goodwill, other intangible assets or the capitalized cost of developed software. As additional information becomes available and we reassess our potential liability related to litigation or other contingencies, we may revise our estimates and such revisions could have an adverse effect on our results of operations, cash flows, and financial position.
REVENUE RECOGNITION
     We recognize revenue for bingo terminals placed in bingo halls under contracts based on (1) a fixed fee per use; (2) a fixed weekly fee per terminal; or (3) a percentage of the revenue generated by each terminal. Our revenue recognition is a key component of our results of operations, and determines the timing of certain expenses, such as commissions. We recognize revenue in accordance with U.S. generally accepted accounting principles when all of the following factors exist: (a) evidence of an arrangement with the customer; (b) play or availability of the bingo terminals; (c) a fixed or determinable fee; and (d) collectibility is reasonably assured. We exercise judgment in assessing the credit worthiness of our customers and therefore in our determination of whether collectibility is reasonably assured. Should changes in conditions cause us to determine these criteria are not met for future transactions, revenue recognized for future reporting periods could be adversely affected.
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
SOFTWARE DEVELOPMENT CAPITALIZATION
     We capitalize costs related to the development of certain software products that meet the criteria of Statement of Financial Accounting Standards (“SFAS”) No. 86 – Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed. SFAS No. 86 provides for the capitalization of computer software that is to be used as an integral part of a product or process to be sold or leased, after technological feasibility has been established for the software and all research and development activities for the other components of the product or process have been completed. We are capitalizing qualified costs of software developed for new products or for significant enhancements to existing products. We cease capitalizing costs when the product is available for general release to our customers. We amortize the costs on a straight-line method over the estimated economic life of the product beginning when the product becomes available for general release.
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
RESULTS OF OPERATIONS
     The following table sets forth certain selected unaudited condensed consolidated financial data for the periods indicated in thousands of dollars and as a percentage of total revenue:

	Three Months Ended July 31,				Nine Months Ended July 31,
	2005		2004		2005		2004
	(Unaudited)		(Unaudited)		(Unaudited)		(Unaudited)
Revenue	$12,444	100.0%	$12,916	100.0%	$37,510	100.0%	$38,889	100.0%

Cost of Revenue	4,770	38.3%	6,108	47.3%	15,386	41.0%	17,434	44.8%

Gross Profit	7,674	61.7%	6,808	52.7%	22,124	59.0%	21,455	55.2%

Operating expenses:
General and administrative	3,687	29.6%	2,314	17.9%	9,237	24.6%	8,051	20.7%
Sales and marketing	2,940	23.6%	3,028	23.4%	9,054	24.1%	9,459	24.3%
Research and development	888	7.1%	1,298	10.0%	3,020	8.1%	3,681	9.5%

Total operating expenses	7,515	60.4%	6,640	51.4%	21,311	56.8%	21,191	54.5%

Income from operations	159	1.3%	168	1.3%	813	2.2%	264	0.7%

Interest and other income, net	21	0.2%	31	0.2%	41	0.1%	11	0.0%

Income before provision for income taxes	180	1.4%	199	1.5%	854	2.3%	275	0.7%
Provision for income taxes	95	0.8%	166	1.3%	465	1.2%	199	0.5%

Net income	$85	0.7%	$33	0.3%	$389	1.0%	$76	0.2%

     Income from operations for the three months ended July 31, 2005 decreased to $159,000 from $168,000 from the comparable period in 2004. The decrease in income from operations in the third quarter ended July 31, 2005 is attributable to decreased revenue, an increase in our general and administrative costs due to a severance agreement with our former CEO and a settlement with the Texas Lottery Commission. The additional expenses were offset by increased gross profit as a percentage of revenue, resulting from reductions in operations personnel, efficiencies in travel and service costs, savings in refurbishments and other cost savings. Income from operations for the nine months ended July 31, 2005 increased to $813,000 from $264,000 from the comparable nine-month period in 2004 as a result of increased gross profit as a percentage of revenue. We achieved this increase as a result of (a) reductions in operations personnel, (b) efficiencies in travel and service costs and (c) savings in refurbishments and other cost savings, which were offset by increased general and administrative costs due to a severance agreement with our former CEO, increased legal expenses attributed to our litigation efforts, and a settlement with the Texas Lottery Commission. In addition, there were revenue reductions in both the three-month and nine-month period ended July 31, 2005 compared to the prior year in certain states resulting from legislative changes and loss of certain accounts. Costs associated with bingo terminal repair, refurbishment, and replacement decreased by $772,000 in the third quarter and $1.6 million for the nine months in comparison to the comparable periods in 2004. In addition, operating costs were more favorable as a percentage of revenue related to reductions in administrative staffing, more favorable distributor commission arrangements, and more selective research and development projects.
     Net income for the three-month period ended July 31, 2005 increased to $85,000 from $33,000 in the comparable period in 2004. Net income for the nine months ended July 31, 2005 increased to $389,000 from $76,000 in the comparable period in 2004. Overall savings in employee and administrative related costs, reductions in travel, and improvements in operating costs have offset the reduction in revenue, and increased depreciation of $829,000 for the nine months ended July 31, 2005 resulting primarily from capital additions in Traveler portable color terminals and our fixed-base terminals.
Revenue
     Revenue for the three months ended July 31, 2005 decreased 3.6% to $12.4 million from $12.9 million in the comparable quarter in 2004. Similarly, revenue for the nine months ended July 31, 2005 decreased 3.5% to $37.5 million from $38.9 million in the comparable period in 2004. The decrease in revenue for the three and nine months ended July 31, 2005 is primarily due to the loss of significant customer accounts in the last quarter of our prior fiscal year and unfavorable legislative changes in the state of Oklahoma. These occurrences are expected to have a negative impact on fiscal 2005 revenue in comparison with fiscal 2004. These unfavorable occurrences have offset, to a large extent, increased revenue in other states, increased international business, and placement of our Traveler terminals.
Cost of Revenue
     Total cost of revenue decreased 21.9% to $4.8 million, or 38.3% of revenue in the three months ended July 31, 2005 from $6.1 million, or 47.3% of revenue, for the comparable quarter in 2004. Total cost of revenue decreased 11.7% to $15.4 million, or 41.0% of revenue, in the nine months ended July 31, 2005 from $17.4 million or 44.8% of revenue for the comparable period in 2004. Cost reductions were effected by reductions in service and operations personnel, increased efficiencies in our refurbishments, and reductions in travel related costs. In addition, we incurred $213,000 in expenses due to a write-off of obsolete equipment in the third quarter of 2004. Savings during the nine-month period were partially offset by increased depreciation and amortization expenses, primarily as a result of our investment in Traveler portable color terminals this fiscal year, and our fixed base terminals last fiscal year. Depreciation and amortization for the three-month period ended July 31, 2005 were flat with the comparable prior year period as the increased depreciation as a result of our investment in Travelers is offset by our older units becoming fully depreciated.
Gross Profit
     Gross profit increased 12.7% to $7.7 million, or 61.7% of revenue in the three months ended July 31, 2005 from $6.8 million, or 52.7% of revenue for the comparable quarter in 2004. Gross profit increased 3.1% to $22.1 million, or 59.0% of revenue, in the nine months ended July 31, 2005 from $21.5 million or 55.2% of revenue for the comparable period in 2004. Gross profit increased in both absolute dollars and margins for both the three and nine-month period ended July 31, 2005 compared to comparable prior year periods.
Operating Expenses
     Total operating expenses increased 13.2% to $7.5 million, or 60.4% of revenue in the three months ended July 31, 2005 from $6.6 million, or 51.4% of revenue, for the comparable quarter in 2004. Total operating expenses increased 0.6% to $21.3 million, or 56.8% of revenue, in the nine months ended July 31, 2005 from $21.2 million, or 54.5% of revenue, for the comparable period in 2004. Operating expenses include sales and marketing, including distributor commissions, research and development, and general and administrative.
     General and administrative costs increased 59.3% to $3.7 million, or 29.6% of revenue, in the three months ended July 31, 2005 from $2.3 million, or 17.9% of revenue, for the comparable quarter in 2004. General and administrative expenses increased 14.7% to $9.2 million, or 24.6% of revenue, for the nine-month period ended July 31, 2005 from $8.1 million, or 20.7% of revenue, for the comparable period in 2004. Legal expenses for the three months and the nine months ended July 31, 2005 were $1.0 million and $2.4 million, respectively, and were unfavorable to the periods in the comparable prior year by $722,000 and $328,000, respectively. Legal expenses for the quarter and nine months ended July 31, 2005 to date relate primarily to litigation with a former distributor in Texas, patent infringement claims in Nevada, litigation with a former distributor in Mississippi, a Notice of Opportunity to Show Compliance in Texas and other proceedings. Other increases in general and administrative expenses include a severance agreement with our former CEO, a settlement with the Texas Lottery Commission, increased accounting fees, and increased compliance reviews associated with the Sarbanes-Oxley Act of 2002.
     Sales and marketing expenses decreased 2.9% to $2.9 million, or 23.6% of revenue, in the three months ended July 31, 2005 from $3.0 million or 23.4% of revenue for the comparable quarter in 2004. Sales and marketing decreased 4.3% to $9.0 million, or 24.1% of revenue, in the nine months ended July 31, 2005 from $9.5 million, or 24.3% of revenue, for the comparable period in 2004. The decrease resulted primarily from reductions in distributor commissions which decreased $285,000 in the quarter to $1.8 million, or 14.7% of revenue, and decreased $816,000 for the nine months to $5.7 million, or 15.1% of revenue.
     Research and development expenses decreased 31.6% to $888,000, or 7.1% of revenue, in the three months ended July 31, 2005 from $1.3 million, or 10.0% of revenue, for the comparable quarter in 2004. Research and development decreased 18.0% to $3.0 million, or 8.1% of revenue, for the nine months ended July 31, 2005 from $3.7 million, or 9.5% of revenue, for the comparable period in 2004. The cost reductions were accomplished with reductions in personnel and employee related costs and reduced, but more focused, project costs. During the third quarter of 2005 and the nine-month period ended July 31, 2005, approximately $213,000 and $476,000, respectively, of payroll costs related to research and development and quality assurance were capitalized under FASB Statement No. 86. For the comparable periods in 2004, $232,000 and $572,000 were capitalized, respectively.
Provision for Income Taxes
     Provision for income taxes approximated $95,000 for the three months ended July 31, 2005 and $465,000 for the nine-month period ended July 31, 2005 compared with $166,000 and $199,000, respectively, for the same periods in the previous year. The year to date provision is 54.5% of income before taxes compared with the previous year of 72.3% and includes the impacts of certain timing differences, principally the reversal of accelerated tax depreciation of certain capital assets and certain state tax adjustments.
LIQUIDITY AND CAPITAL RESOURCES
     We have funded our operations to date primarily through cash from operations and other capital sources. This capital is used for operations, research and development, and capital expenditures of bingo equipment and associated support equipment and software. As of July 31, 2005 and October 31, 2004, we had a working capital balance of $10.0 million and $5.2 million, respectively. As of July 31, 2005, our principal sources of liquidity included cash and short-term investments of $7.9 million, less restrictive covenants, and the revolving credit facility of $2.5 million, which had no borrowed balance as of that date. In April 2005, we renewed our revolving line-of-credit through April 2, 2006 with Wells Fargo, N.A. for a line-of-credit of $2.5 million with interest based on the bank’s prime rate or, at our option, LIBOR plus 2.0%. The agreement contains certain restrictive covenants, which, among other things, require that specified financial balances and ratios be maintained, quarterly profitability be maintained, and include restrictions on the incurrence of additional indebtedness and payment of dividends. In addition, our aggregate of cash and readily marketable securities must at all times exceed 1.5 multiplied by the amount of the line-of-credit. We were in compliance with the terms and covenants of the revolving credit facility as of July 31, 2005. Current assets and current liabilities include a restricted short-term investment of $3.4 million and an accrued liability of $3.7 million in connection with litigation settlements. On August 18, 2005 we posted a supersedeas bond in the court-appointed amount of $1.1 million, thereby staying any action by Trend to collect the fees pending our appeal. The bond was collateralized with a restricted short-term investment, which is held by a third-party.
     Operating activities provided $5.7 million of cash for the nine-month period ended July 31, 2005 compared with $9.9 million for the nine-month period ended July 31, 2004. The $5.7 million consisted primarily of our net income of $389,000 adjusted by $9.2 million from depreciation, amortization, and obsolescence provisions, less a net use of funds of $3.9 million from changes in other operating assets and liabilities including $3.4 million used to purchase a restricted short term investment related to the Trend litigation issue. During the nine-month period ended July 31, 2004, the $9.9 million consisted primarily of our net income of $76,000 adjusted by $9.4 million from depreciation, amortization, and obsolescence provisions and $353,000 provided by changes in other operating assets and liabilities.
     We used approximately $4.1 million of cash in investing activities for the nine-month period ended July 31, 2005 compared with $12.4 million of cash for the nine-month period ended July 31, 2004. The $4.1 million consisted of $5.6 million of capital expenditures ($5.5 million of which was expended on bingo terminals and associated support equipment) and the purchase and development of software and other intangible assets of $609,000 partially offset by the sale of short-term investments with proceeds of $2.1 million. During fiscal 2004, the $12.4 million consisted of $10.9 million of capital expenditures ($10.2 million of bingo terminals and associated support equipment) and the purchase and development of software and other intangible assets of $741,000, and a net increase in short-term investments of $763,000.
     We used net cash of $249,000 in financing activities for the nine-month period ended July 31, 2005 compared with $2.2 million used for the nine-month period ended July 31, 2004. The $249,000 used for the current nine-month period ended July 31, 2005 was primarily for cash dividends of $355,000, which were discontinued in January 2005, partially offset with proceeds from stock option exercises of $106,000. The $2.2 million used for the prior nine-month period ended July 31, 2004 was primarily for cash dividends of nearly $2.1 million and payments of $275,000 on long-term debt partially offset with proceeds of $195,000 from stock option exercises.
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
     We believe that cash flows from operations and cash, cash equivalents, and short-term investments on hand and our available line-of-credit will be sufficient to support our operations, provide for budgeted capital expenditures, provide the remaining cash collateral for the posting of a bond to appeal the jury decision relating to our former distributor in Texas, and meet liquidity requirements through the remainder of fiscal 2005. Our long-term liquidity requirements will depend on many factors, including the rate at which we expand our business and whether we do so internally or through acquisition. In addition, we may pursue strategic opportunities that could require us to fund our portion of operating expenses of such ventures and may require us to advance additional amounts should any partners in such ventures be unable to meet unanticipated capital requirements or similar funding events. To the extent that the funds generated from the sources described above are insufficient to fund our activities in the long term, we may be required to raise additional funds through public or private financing. No assurance can be given that the additional financing will be available or that, if it is available, it will be on terms acceptable to us.
Contractual Obligations
     From time to time we enter into commitments with our vendors to purchase terminals and support equipment at fixed prices or guaranteed quantities. During the second quarter of fiscal 2004, we entered into such an agreement with one of our vendors to provide approximately $5.2 million in Traveler terminals. As of July 31, 2005, we had fulfilled this purchase commitment. During the second quarter of fiscal 2005, we entered into an additional agreement with the same vendor to provide an additional $1.2 million in Traveler terminals. As of July 31, 2005, approximately $862,000 of that commitment was outstanding and all purchases are expected to occur by the end of the fourth quarter of fiscal 2005. In addition, during the third quarter of fiscal 2005 we entered into two additional agreements with the same vendor to provide an additional $2.5 million in Traveler terminals. There were no other significant contractual obligations at July 31, 2005.

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
Market Risks
     We maintain an investment portfolio of approximately $500,000 in available-for-sale debt securities of the U.S. Government and its agencies, and in investment grade corporate issues. The values of these investments are subject to changes in interest rates. However, because these investments are short-term and are generally allowed to mature, we do not believe that any risk inherent in our portfolio is likely to have a material effect on expected cash flows. We monitor these investments for impairment and make appropriate reductions in carrying value when necessary. As of July 31, 2005 we had no derivative financial instruments.
     Our revolving credit facility with Wells Fargo includes a $2.5 million line of credit with a variable interest rate based on the prime rate or LIBOR plus 2%, at our option. The agreement contains certain restrictive covenants, which among other things require that specified financial balances and ratios be maintained, quarterly profitability be maintained, restrictions on the incurrence of additional indebtedness and payment of dividends. In addition, our aggregate of cash and readily marketable securities must at all times exceed 1.5 multiplied by the amount of the line-of-credit. The line-of-credit expires on April 2, 2006. No assurance can be made for renewal. We currently maintain a zero balance on the revolving credit facility.
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
     Sensitivity Analysis Market Risks. Assuming we had a $2.5 million balance outstanding as of July 31, 2005, the rate of interest calculated using the prime rate option would be 6.25%. Our monthly interest payment, if the rate stayed constant, would be $13,021. If the prime rate rose to 10.0%, which assumes an unusually large increase, our monthly payment would be $20,833. A more likely increase of 1.0% or 2.0%, given the recent trend of relatively low interest rates, would result in a monthly payment of $15,104 or $17,188, respectively. We do not believe the risk resulting from such fluctuations is material or that the payment required would have a material effect on cash flow.
     Sensitivity Analysis Foreign Currency Exchange Rate Risk. Our foreign markets generally use their domestic currency as their functional currency. A 10% fluctuation in the exchange rates of these currencies against the U.S. Dollar would result in a corresponding change in annual earnings reported in the consolidated group of approximately $200,000, net of tax.
ITEM 4. CONTROLS AND PROCEDURES.
     We have evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures as of July 31, 2005. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective to ensure that we record, process, summarize, and report information required to be disclosed by us in our quarterly reports filed under the Securities Exchange Act within the time periods specified by the Securities and Exchange Commission’s rules and forms. During the quarterly period covered by this report, there have not been any changes in our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
CAUTIONARY STATEMENT FOR PURPOSES OF THE “SAFE HARBOR” PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995
     This document includes various “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which represent our expectations or beliefs concerning future events. Statements containing expressions, such as “believes,” “anticipates,” or “expects,” used in our press releases and periodic reports on Forms 10-K and 10-Q filed with the SEC, are intended to identify forward-looking statements. All forward-looking statements involve risks and uncertainties. Although we believe our expectations are based upon reasonable assumptions within the bounds of our knowledge of our business and operations, there can be no assurances that actual results will not differ materially from expected results. We caution that these and similar statements included in this report are further qualified by important factors that could cause actual results to differ materially from those in the forward-looking statements. Such factors include those discussed in our Annual Report on Form 10-K for the year ended October 31, 2004. Readers are cautioned not to place undue reliance on forward-looking statements, which speak only as of the date thereof. We undertake no obligation to publicly release any revisions to such forward-looking statements to reflect events or circumstances after the date hereof.
PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS.
     On March 22, 2001, we filed GameTech International, Inc. v. Trend Gaming Systems, LLC, CIV 01-0540 PHX LOA, a claim in the United States District Court for the District of Arizona, seeking a declaratory judgment that we are not in material breach of our November 1, 1999 Distribution Agreement with Trend Gaming Systems, LLC (“Trend”), and seeking damages for past due payments and wrongful withholdings by Trend. Trend counterclaimed, alleging that its payments were in compliance with its contractual obligations. Trend also contended that we were in breach of certain of our contractual obligations to Trend, including that we had wrongfully terminated Trend. On December 16, 2002, the court entered at our request an order enjoining Trend from using approximately $540,000 in funds it had collected on our behalf, pending a trial on our ownership interest in those funds. The money was placed in two bank accounts/constructive trusts, subject to the court’s control. The sums in those accounts now total approximately $600,000. In addition, collections of accounts receivable by Trend, if any, are also being placed in that account, pending the resolution of the case. We have posted a $450,000 deposit with the court as a bond, which is presented as restricted cash on our condensed consolidated balance sheets. The accounts receivable from Trend were fully reserved as of July 31, 2005 and October 31, 2004. Trial in this matter commenced October 4, 2004. On November 1, 2004, the jury returned a verdict in favor of Trend against us in the amount of $3.5 million in compensatory damages. The jury also awarded us $735,000 in compensatory damages against Trend for funds Trend collected on our behalf but failed to remit to us. The court denied all of our post-trial motions, except that it maintained the injunction imposing a constructive trust, pending resolution of the issues on appeal. The court setoff the jury awards and entered an amended judgment for Trend on May 12, 2005, in the amount of $2.8 million, plus interest on that sum at the rate of 3.31% per annum beginning March 30, 2005. We appealed to the United States Court of Appeals for the Ninth Circuit on April 8, 2005. We posted a supersedeas bond on April 8, 2005 in the court-appointed amount of $3.4 million, which bond stays any action by Trend to collect on the judgment, pending appeal. Trend initially sought an award of $810,000 in legal fees and $26,000 in expenses and costs. In an amended request, Trend sought an award of $1.4 million in legal fees and $61,000 in expenses and costs. The court awarded Trend $909,000 in legal fees, expenses and costs plus interest of 3.77% per annum beginning August 5, 2005. We appealed the fee award to the United States Court of Appeals for the Ninth Circuit on August 5, 2005. We posted an additional supersedeas bond with the court on August 18, 2005 in the amount of $1.1 million, thereby staying any action by Trend to collect the fees, pending appeal. Any cash used in the collateralization of the bonds is accounted for as restricted short-term investments on our consolidated balance sheets. We cannot provide assurance that we will succeed in setting the judgments aside on appeals. Currently, the court has not set a hearing date for the appeal. For the year ended October 31, 2004, we recorded an estimated loss contingency in the Trend litigation of $3.6 million, which was estimated based on the amounts of the judgment described above. We recorded an additional loss contingency of $72,000 in the third quarter of fiscal 2005 to account for the increased award for Trend for legal fees and expenses and costs. We feel the amount recorded is appropriate as of July 31, 2005. In addition, a loss contingency of $24,000 was recorded in the three-month period and $32,000 was recorded in the nine-month period ended July 31, 2005 to account for interest accrued on the Trend judgment.
     On October 30, 2002, Capital Gaming Supplies (“Capital”) filed Capital Gaming Supplies, Inc. v. GameTech International, Inc. Civil Action No. 3:02 CV1636WS in the United States District Court for the Southern District of Mississippi, seeking a judgment that we tortiously interfered with alleged existing and prospective customer accounts. We denied the allegations and filed a counter-claim seeking a judgment that Capital tortiously interfered with our customer accounts. On April 18, 2003, Capital filed an amended complaint, adding other claims against us and other defendants, including a claim for malicious breach of contract against International Gaming Systems, Inc. (“IGS”) and its principals. In November 2002, we acquired certain assets of IGS and assumed certain claims filed by Capital against IGS and its principals. Capital sought compensatory and punitive damages from all defendants. On September 30, 2004, the district court entered a summary judgment in favor of all defendants dismissing all of Capital’s claims with prejudice. Capital is currently appealing the judgment to the United States Court of Appeals for the Fifth Circuit, which has set the matter for oral argument in October, 2005. We continue to believe that

Capital’s claims are without merit and that the district court’s judgment will be affirmed. However, we cannot provide assurance that we will successfully defend the judgment on appeal. An unfavorable outcome could have a material adverse effect on our financial position, cash flows, and results of operations.
     On March 2, 2004 the jury rendered a verdict in our favor awarding compensatory and punitive damages against Trend Gaming, LLC; a Kentucky LLC (“Trend Gaming”), (involving a prior distribution agreement in Virginia) in the total amount of approximately $1.5 million. The jury also returned a verdict against Steven W. and Rhonda Hieronymus awarding compensatory and punitive damages of $1.0 million. The court reduced compensatory damages against Trend Gaming to $1.1 million. The court affirmed $150,000 in punitive damages against Trend Gaming and awarding us fees and costs of suit against Trend Gaming in the amount of $650,000. Compensatory damages against Mr. and Mrs. Hieronymus have been reduced to $762,000 but the punitive damage award against them in the amount of $150,000 remains unchanged. Of the total compensatory damages of $1.1 million awarded to us, $762,000 represents compensation for lost profits. We can only collect such damages from one of the defendants to avoid a double recovery. Defendants have appealed the judgment against them. The Appellate Court has not set a date for oral argument. Defendants did not post a supersedeas bond, and we are therefore not precluded from pursuing collection on the judgment during the appeal. We have not recorded an estimated gain contingency, as we can make no assurances whether we will be able to collect any award from the defendants.
     On March 3, 2005, we received an Original Notice of Opportunity to Show Compliance (the “Notice”) from the Texas Lottery Commission (the “Commission”). The Notice alleged that we engaged in acts prohibited by Sections 2001.553, 2001.556, 2001.206 and 2001.407 of the Texas Bingo Enabling Act (the “Enabling Act”). On May 16, 2005, the Commission sent a First Amended Notice of Opportunity to Show Compliance (the “Amended Notice”). The Amended Notice reduced the alleged violations to Sections 2001.553 and 2001.556 of the Enabling Act. The Amended Notice specifically alleges that a former employee of ours, acting solely or in conjunction with others, engaged in conduct in violation of the Enabling Act, including price fixing and unlicensed distribution. To avoid protracted litigation, we entered into an Agreement in Compromise with the Commission (the “Agreement”). The Agreement calls for us to pay the Commission $200,000 plus administrative expenses of $50,000. In approving the Agreement on August 15, 2005, the Commission made no finding of wrongdoing by us. The amounts included in the Agreement were accrued as of July 31, 2005.
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

Signature	Title	Date
/S/ Jay M. Meilstrup	Chief Executive Officer and President	September 14, 2005
Jay M. Meilstrup	(Principal Executive Officer)

/S/ James C. Wilson	Chief Financial Officer	September 14, 2005
James C. Wilson	(Principal Financial Officer)

/S/ Ann D. McKenzie	Corporate Controller	September 14, 2005
Ann D. McKenzie	(Principal Accounting Officer)