Form 10-K
period 2005-10-31
GAMETECH INTERNATIONAL INC
filed 2006-02-14
CIK 1045014

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended October 31, 2005
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
(Title of class)
     Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.     Yes ☐          No ☑
      Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15 (d) of the Act.     Yes ☐          No ☑
      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑          No ☐
      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     ☑
      Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐          Accelerated filer ☐          Non-accelerated filer ☑
      Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).     Yes ☐          No ☑
      The aggregate market value of common stock held by nonaffiliates of the registrant (8,838,378 shares) based on the closing price of the registrant’s common stock as reported on the NASDAQ National Market on April 30, 2005, which was the last business day of the registrant’s most recently completed second fiscal quarter, was $23,244,934. For purposes of this computation, all officers, directors, and 10% beneficial owners of the registrant are deemed to be affiliates. Such determination should not be deemed to be an admission that such officers, directors, or 10% beneficial owners are, in fact, affiliates of the registrant.
      As of January 13, 2006, there were outstanding 11,921,157 shares of the registrant’s common stock, par value $0.001 per share.
Documents Incorporated By Reference
      Portions of the registrant’s definitive proxy statement for the 2006 Annual Meeting of Stockholders are incorporated by reference into Part III of this report.

GAMETECH INTERNATIONAL, INC.
ANNUAL REPORT ON FORM 10-K
FISCAL YEAR ENDED OCTOBER 31, 2005
Statement Regarding Forward-Looking Statements
      The statements contained in this report on Form 10-K that are not purely historical are forward-looking statements within the meaning of applicable securities laws. Forward-looking statements include statements regarding our “expectations,” “anticipation,” “intentions,” “beliefs,” or “strategies” regarding the future. Forward-looking statements also include statements regarding revenue, margins, expenses, and earnings analysis for fiscal 2006 and thereafter; expansion of products or product development; expansion into new domestic and international markets; potential acquisitions or strategic alliances; and liquidity and anticipated cash needs and availability. All forward-looking statements included in this report are based on information available to us as of the filing date of this report, and we assume no obligation to update any such forward-looking statements. Our actual results could differ materially from the forward-looking statements. Among the factors that could cause actual results to differ materially are the factors discussed in Item 1A, “Risk Factors.”

PART I

Item 1.	Business
General
      We design, develop, and market interactive electronic bingo player terminals and systems. We currently market portable terminals, which can be played anywhere within a bingo hall, and fixed-base systems with touchscreen-activated monitors. We have portable and fixed-base terminals operating in charitable, Native American, commercial, and military bingo halls. Both our portable and fixed-base systems display electronic bingo card images for each bingo game. Our electronic bingo terminals enable players to play substantially more bingo cards than they can play on paper cards, typically leading to a greater spend per player and higher profits per bingo session for the bingo operator. We install the electronic bingo systems, typically at no cost to the operator, and charge either a fixed fee per use per terminal per session, a fixed weekly fee per terminal, or a percentage of the revenue generated by each terminal. We typically enter into one- to three-year contracts with bingo operators.
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
      Bingo is a legal enterprise in 47 states (excluding Arkansas, Hawaii, and Utah) and the District of Columbia. Nonprofit organizations sponsor bingo games for fundraising purposes, while Native American, commercial entities, and government-sponsored entities operate bingo games for profit. As of October 31, 2005, we had systems in approximately 25 of the more than 30 states that allow electronic bingo systems for use with charitable and commercial organizations. Under the Indian Gaming Regulatory Act, or IGRA, electronic bingo may be played on Native American lands in the 47 states where bingo is legal. We estimate that bingo currently is played on Native American lands in 30 states. As of October 31, 2005, we had terminals in operation in Native American bingo halls in 13 of those states. Collectively, as of October 31, 2005, we had products in 36 states and in five foreign countries.
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

Expand Product Offerings and Increase Player Usage of Bingo Electronics
      We plan to continue to expand our product offerings to provide bingo players with more choices and price points. Our wide range of electronic bingo products allows bingo operators to offer players many choices when establishing their purchases for bingo games. Operators are then better positioned to ensure they meet the needs of all levels of customers. We are continuing to focus our efforts on expanding our product lines so bingo operators can offer players everything from low cost terminals to higher priced player terminals, as well as terminals that are capable of supporting a variety of different games, which increases entertainment value. Our current product portfolio includes four portable models, two with black and white displays and two with color displays, two fixed-base color terminal offerings, and a back-office management system.

Expand into New Domestic Markets
      As part of our strategy to facilitate the expansion of the charitable electronic bingo market, we are pursuing legislative changes to allow or enhance the environment for electronic bingo in various strategic markets. We are also exploring entering into certain states where electronic bingo is currently allowed but which do not currently carry our products.

Expand Internationally
      We plan to continue to expand our operations outside of the United States. We currently have a small installed base of terminals in the United Kingdom, Canada, the Philippines, Guam, and Japan. International revenue is currently 5.8% of our total revenue. We are actively pursuing additional expansion into the United Kingdom, certain provinces in Canada, and other locations. In the United Kingdom, we are working with major bingo operators to increase player acceptance levels and capitalize on the potential of placing additional electronic bingo terminals in bingo clubs. From time to time we also evaluate opportunities to expand into other countries.

Develop New Applications
      We maintain an ongoing product development program focused on enhancing our existing products and developing new products and additional applications for our technology.
      During 2005, we continued to broaden our placement of a product feature called Pay-N-Playtm, which supports a fast paced or speed bingo game on our fixed based bingo system. Widespread release of the Travelertm terminal is expected to continue to the general market during fiscal 2006. The Bingo Enhanced Tab Systemtm is the latest product to be developed for play on our fixed base bingo system. The Bingo Enhanced Tab System is a pull-tab system which may be placed primarily with Native American customers. Due to potential regulatory changes, we currently believe the market for the Bingo Enhanced Tab System is limited.
      During 2005, we introduced Crystal Ball Bingotm which allows players to select their own numbers prior to the start of the game.
      Working with our United Kingdom distributor, we developed a two-way wireless platform that expands the games available for play on our Traveler color portable terminals. We expect placement of our two-way wireless Traveler units in the United Kingdom, and elsewhere.

Develop Strategic Alliances/Acquire Complementary Companies
      We plan to continue to review opportunities to grow through strategic alliances and acquisitions that could extend our presence into new geographic markets, expand our client and product base, add new products, and provide operating synergies.
Products
      We provide bingo operators with a variety of electronic player terminals and back-office management systems. Our player terminals operate on a proprietary operating system known as the Diamondtm system. This operating system includes Point-of-Sale, or POS, functionality and player tracking for bingo operators that allows them to consolidate to one system for selling bingo paper and electronics, while also loading the appropriate sales information to electronic player terminals. The Diamond system provides bingo operators a verifier that confirms whether a called “BINGO” is legitimate and has been won on a bingo card (whether electronic or paper) that was sold during the session being played.
      We also offer bingo operators a back-office management system known as AllTrak2® while continuing to support our legacy product, AllTrak®. AllTrak2 is typically integrated with our electronic bingo terminals to provide a bingo hall with a package of accounting and marketing information that enhances the bingo operator’s ability to manage the bingo hall. The original AllTrak back-office management system operates a multi-purpose DOS-based back-office accounting system for bingo hall operators on a PC platform. The AllTrak2 system is a Windows-based, multi-purpose accounting system for bingo hall operators running on standard PCs. Both AllTrak systems operate together with the Diamond system and significantly enhance the user interface at POS terminals. In addition, the systems provide inventory-tracking capabilities for bingo paper, complete sales data, player tracking systems, and more.
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

Portable Bingo Systems
      We currently have the following four variations of portable bingo terminals in commercial use:

•	the TED[2]Ctm terminal, our top of the line color portable terminal;

•	the Traveler terminal, our state-of-the-art color portable terminal;

•	the TED® terminal, which is our lower-cost black and white portable terminal; and

•	the Palm Top terminal, which is our high-end black and white portable terminal.
      Our portable bingo systems operate similarly to our fixed-base systems. As numbers are input into the terminals, either manually or by way of wireless communication, each bingo card being played is then simultaneously marked. These terminals can mark up to 600 cards per game. In a portable system, the file server, caller unit, and sales units are similar to, and can be shared with, those of fixed-base systems. The portable terminal can recognize almost any bingo game format that the bingo operator wishes to play and alerts the player, both audibly and visually, when “BINGO” has been achieved. Portable terminals are battery powered with rechargeable battery packs. Portable terminals are recharged between bingo sessions in charging crates, which handle 12 TED2C, 12 Traveler, 25 TED, and 27 Palm Top terminals, respectively.

      The TED2C terminal is a portable product. With a color screen and clear easy to see graphics similar to our fixed-base bingo systems, it offers a superior player experience. The TED2C terminal can display up to 16 cards at one time and play up to 600 cards in one game. This easy-to-use device operates using either the AllTrak 2 back-office system or Diamond® POS system.
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

Fixed-Base Bingo Systems
      Our fixed-base bingo systems consist of a local area network of microcomputers, including the file server, the caller unit, the sales unit, and the player’s terminal. All terminals in the fixed-base bingo system use microcomputer hardware and can be operated with touchscreens. Fixed-base terminals can be played in automatic mode or in manual mode, which requires the players to enter each number called. Players can switch between the two modes as they choose if they are playing in a jurisdiction that allows for automatic daubing. In either mode, up to 600 electronic bingo card images can be marked simultaneously. A complete fixed-base bingo system consists of the following:
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
      Sales Unit. The sales unit is a point-of-sale terminal, typically located near the entrance of a bingo hall, where all customer purchases are made. Using a touchscreen or light pen, the cashier activates player buy-in choices for the session and the unit automatically calculates pricing and totals. The player receives a printed receipt itemized by date, session, and quantity of electronic bingo card images purchased.
      Player’s Terminal. Each player’s terminal consists of a separate computer and touchcreen monitor. Each player’s terminal is housed in a customized metal or wooden table with up to six terminals per table. Players can cycle through all of their electronic bingo card images while play is proceeding. The player’s terminal marks the numbers called on each electronic bingo card image being played, either automatically or after the player enters the number called. The terminal displays the player’s three electronic bingo card images that are closest to a “BINGO.” The free space at the center of any electronic bingo card image that is one number away from “BINGO” flashes to notify the player. The terminal typically sounds an alert alarm and the screen flashes when “BINGO” is achieved.

Product and System Software Development
      We conduct an ongoing research and development program to enhance the features and capabilities of our bingo systems, to maintain a competitive advantage in the marketplace, and to extend our product line with new games and applications.
      In 2005, we developed Crystal Ball Bingo, a game that allows users to choose their own bingo card numbers to win cash and prizes. In addition, we developed new features for our systems to enhance the hall management’s ability to operate more efficiently by managing player lines and optimizing events and promotions. We completed work on Sentinel, a new security enhancement to our products, which tightly controls our system configurations and access to critical data. The Sentinel product was designed to address compliance needs in certain heavily regulated markets and not for widespread market application. Additionally, we furthered the rollout of the Traveler portable terminal.
      During 2004, we developed the Bingo Enhanced Tabs System, a main menu system that combines player access to bingo and pull-tab games for use on our fixed-base terminals. This system allows operators to offer a variety of pull-tab based games as well as traditional bingo games on our terminals. In 2003, we introduced the Traveler, our new portable bingo device. The Traveler is a rugged color unit that supports both one-way and two-way radio frequency, and additional game content. Pay-N-Play was also introduced in 2003. This new product feature supports a fast paced or speed bingo game on our fixed based terminals, which requires a strictly electronic bingo atmosphere where players make their card purchases on a game-by-game basis rather than for a fixed number of games.
      During fiscal 2005, we spent approximately $4.1 million, net, for company-sponsored research and development activities compared with approximately $5.2 million, net, during fiscal 2004. We conduct an ongoing research and development program to enhance the features and capabilities of our bingo systems, to maintain a competitive advantage in the marketplace, and to extend our product line with new games, devices, and applications.
Sales, Marketing, and Distribution
      We utilize a network of third-party distributors as well as a direct sales force to promote the use and placement of our electronic bingo terminals and systems.
      We strive to work with only those third-party distributors who have the largest market share in bingo supplies for their respective geographic areas. Most distributors carry a complete range of bingo supplies, such as paper, ink daubers, and other consumable products that bingo operations may require. Our distributors typically work in defined geographic jurisdictions under one- to three-year agreements with exclusivity provisions with us, where applicable. This exclusivity allows us to align our mutual interests in the market and seek to maintain our market leading positions.
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
      Our installation package typically includes the following:

•	installation by us at no cost to the bingo operator;

•	training sessions for the bingo staff;

•	promotional sessions to introduce players to the system;

•	advertising and point-of-sale materials; and

•	an ongoing service and maintenance program.

Target Markets
      We target the thousands of charities licensed to operate bingo games in the United States and Canada. We also target Native American bingo halls and commercial entities. As of December 31, 2005, we had terminals in approximately 500 locations serving approximately 1,500 bingo operators, including many charitable bingo halls in which we or our distributors have multiple customers. For the year ended October 31, 2005, portable terminals generated approximately 77% of our revenue and fixed-based terminals generated approximately 23% of our revenue.
      As of December 31, 2005, we operated in 38 states and five foreign countries. We are actively pursuing additional opportunities in other states and countries, as well as increased activity at existing sites.
Materials and Supplies
      The hardware portion of our Traveler terminals are assembled by Western Electronics, an Idaho-based manufacturer.
      We source all fixed-base bingo systems from various domestic suppliers, and we configure those systems at our facility in Nevada. We require that the assemblers of our terminals be dedicated to high quality and high production levels as well as support for new product development. There are significant risks inherent in relying on few suppliers for substantially all of our products. See Item 1A, “Risk Factors — We depend on a limited number of manufacturers and suppliers for components of our products.”
Intellectual Property
      We have registered trademarks with the U.S. Patent and Trademark Office for the following names: “AllTrak,” “AllTrak2,” “Bingo Card Minder,” “Cadillac Bingo,” “Diamond Bingo,” “Diamond Elite,” “Diamond Plus Bingo,” “Diamond TED,” “GameTech,” “GameTech and Design,” “Nevada Classic,” “Sunken Treasure,” “TED,” “TED2C,” “The Electronic Dauber,” and “Traveler.” We have trademark applications pending with the U.S. Patent and Trademark Office for the following names: “Bingo Enhanced Tab System,” “Blazing Quarters,” “Club 76,” “Crystal Ball,” “Diamond Pro,” “Diamond VIP,” “Firestar,” “Pay-N-Play,” and “Race Tabs.” We have registered Canadian trademarks for the following names: “AllTrak,” “Diamond Bingo,” “Diamond Plus Bingo,” “Diamond TED,” “Race Tabs,” “TED,” and “The Bingo Players Choice.” We have Canadian trademark applications pending for the following names: “Diamond Elite,” “Diamond Pro,” “Diamond VIP,” “GameTech,” “GameTech and Design,” “Pay-N-Play,” and “TED2C.” We have registered Norwegian trademarks for the following names: “GameTech and Design” and “TED.” We have Norwegian trademark applications pending for the following names: “GameTech” and “Pay-N-Play.” We cannot provide assurance that any of our domestic or foreign trademark applications will be granted.
Competition
      The electronic bingo industry is characterized by intense competition based on various factors, including the ability to enhance bingo hall operations and to generate incremental revenue for bingo hall operators through product appeal to players, ease of use, serviceability, customer support and training, distribution, name recognition, and price. We compete primarily with other companies providing electronic bingo terminals, including Bettina Corp., California Concepts, EZ Bingo, FortuNet, Inc., Pacific Gaming, Planet Bingo and Video King. In addition, we compete with other similar forms of entertainment, including casino gaming, other forms of Class II gaming, and lotteries. Increased competition has resulted in price reductions, reduced operating margins, sale of competitors terminals, and loss of market share, any of which could materially and adversely affect our business, operating results, and financial condition. Furthermore, existing and new competitors may expand their operations in our existing or potential new markets. We have attempted to counter competitive factors by providing superior service, new, innovative, and quality products and software improvements. We believe that the quality of our full array of portable and fixed-base bingo systems, combined with superior service and customer support, differentiate us from our competitors.

Government Regulation
      We are subject to regulation and oversight by governmental authorities in virtually all jurisdictions in which we conduct business. As of December 31, 2005, we held approximately 70 licenses with various regulatory agencies. The regulatory requirements vary from jurisdiction to jurisdiction. Governmental regulations may require licenses, approvals, findings of suitability, or qualifications for our company as well as for our products, officers, directors, certain personnel, significant stockholders, or other associated parties. The term “significant stockholder” typically refers to any beneficial owner of 5% or greater of our capital stock. Any person who fails or refuses to comply with these regulatory requirements could be subject to disciplinary or legal action, which could adversely impact our company, including the loss of any existing license, the ability to obtain a future license, and our ability to conduct business in one or more jurisdictions. The licensing approval and finding of suitability processes can be lengthy and expensive. On Native American lands, regulation results from the laws of each tribe, the provisions of IGRA, and various tribal-state compacts. Many jurisdictions have comprehensive licensing, reporting, and operating requirements with respect to the manufacture, development, assembly, support, distribution, sale, lease, use, and operation of bingo and bingo-related products, including electronic bingo equipment. These requirements have a direct impact on the conduct of our day-to-day operations. In substantially all states in which charitable bingo is legal, the state imposes operating restrictions on the game of bingo and on the form of business relations we can have with the charitable entities. Generally, regulatory authorities may deny applications for licenses, other approvals, or findings of suitability for any cause they may deem reasonable. There can be no assurance that our company or our hardware or software products, personnel, officers, directors, significant stockholders, distributors, vendors, consultants, or other associated parties will receive or be able to maintain any necessary licenses, other approvals, or findings of suitability. The loss of a license or a product approval in a particular jurisdiction may prohibit us from realizing revenue in that jurisdiction and may adversely impact our license or product placements and ability to realize revenue in other jurisdictions. Any change in law or regulation by a jurisdiction, or an unfavorable interpretation of any law or regulation, could adversely impact our ability to earn revenue.

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

Native American Regulation
      Gaming on Native American lands, including the terms and conditions under which gaming equipment can be sold or leased to Native American tribes, is or may be subject to licensing and regulation under IGRA and other laws of the federal government, the tribes, and the host state, where applicable. Under IGRA, gaming activities are classified as Class I, II, or III. Class I gaming includes social games played solely for prizes of minimal value, or traditional forms of Native American gaming engaged in as part of, or in connection with, Native American ceremonies or celebrations. Class II gaming includes bingo and other card games authorized or not explicitly prohibited and played within the host state, but does not include banking card games, such as baccarat or blackjack. Class III gaming includes all forms of gaming that are not Class I or Class II, including slot machines, casino style games or any other games prohibited by the host state. A Native American tribe typically conducts Class II gaming under IGRA without having entered into a written compact with its host state if the host state permits similar forms of gaming, but must enter into a separate written compact with the state in order to conduct Class III gaming activities. Under IGRA, tribes are required to regulate all gaming under ordinances approved by the Chairman of the National Indian Gaming Commission, or NIGC. These ordinances may impose standards and technical requirements on gaming hardware and software, and may impose registration, licensing, and background check requirements on gaming equipment manufacturers and suppliers and their personnel, officers, directors, stockholders, distributors, vendors, and consultants. The NIGC has undertaken an effort to provide further clarity with respect to game classification and technical standards, and this effort continues. The NIGC’s final work product may have a material adverse effect on our business, results of operations, and financial condition.
      IGRA defines Class II gaming to include “the game of chance commonly known as bingo, whether or not electronic, computer or other technologic aids are used in connection therewith,” and defines Class III gaming to include “electronic or electromechanical facsimiles of any game of chance or slot machines of any kind.” In the event of classification as a Class III product, such a designation would reduce the potential market for the devices because only Native American gaming halls that have entered into a tribal-state compact that permits Class III electronic gaming systems would be permitted to use the device, unless we could modify the systems to have them reclassified as a Class II game. We may not be able to make any such modifications in the event of such a classification.

Federal Regulation
      The Federal Gambling Devices Act of 1962, also called the Johnson Act, generally makes it unlawful for a person to manufacture, deliver, or receive gaming machines, gaming machine-type devices, and components across state lines or to operate gaming machines unless that person has first registered with the U.S. Department of Justice. We are registered with the Department of Justice. In addition, the Johnson Act imposes various record keeping, annual registration, equipment registration, and equipment identification requirements. Violation of the Johnson Act may result in seizure and forfeiture of the equipment as well as other penalties. It is our understanding that the Department of Justice will be proposing amendments to the Johnson Act which are intended to refine and clarify the differences in existing federal gambling laws under the IGRA and the Johnson Act. Any change in law or regulation, or an unfavorable interpretation of any law or regulation, could adversely impact our ability to earn revenue or could require us to substantially modify our products or operations at significant expense.

Regulation of Electronic Bingo Systems
      Our electronic bingo products, including our portable and fixed-base terminals, encounter greater regulation than bingo played with paper cards. Applicable federal, state, Native American, and local regulations and enforcement vary significantly by jurisdiction.
      Electronic bingo in charitable halls is less widely permitted than bingo played with paper cards, primarily because many state laws and regulations were enacted before electronic bingo was introduced. We believe that electronic bingo in charitable halls is currently permitted in more than 35 of the 50 states. Because many state laws and regulations are silent or ambiguous with respect to electronic bingo, changes in regulatory interpretations or enforcement personnel could impact the continued operation of electronic bingo in some of these states. In addition, some regulatory authorities require the demonstration, testing, approval, or modification of electronic bingo systems prior to placement.

Systems Security Requirements
      The integrity and security of electronic bingo systems are closely scrutinized by certain jurisdictions in which we operate. Changes in the technical requirements for approved electronic bingo systems in various charitable, Native American, commercial, and military jurisdictions could prohibit us from operating in those jurisdictions or could require us to substantially modify our products at significant expense.

Application of Future or Additional Regulatory Requirements
      We intend to seek the necessary licenses, approvals, and findings of suitability for our company, our products, or our personnel in jurisdictions in which we anticipate significant bingo activities. However, these licenses, approvals, or findings of suitability may not be obtained timely, if at all, and, if obtained, may be subsequently revoked, suspended, conditioned, or not renewed. In addition, we may not be able to obtain the necessary approvals for our future products. If a regulatory authority in a jurisdiction requires a license, approval, or finding of suitability and our company, stockholders, distributors, vendors, or consultants fail to seek or do not receive the necessary license or finding of suitability, we may be prohibited from distributing our products for use in the jurisdiction or may be required to develop or distribute our products through other licensed entities, which could result in a reduced profit to us.
Employees
      As of January 1, 2006, we had approximately 200 full-time equivalent employees. We are not subject to collective bargaining agreements with our employees, and we believe that our relations with our employees are good.

Item 1A.	Risk Factors
      The following factors, in addition to those discussed elsewhere in this report, should be carefully considered in evaluating our company and our business.

We depend on the bingo and electronic bingo industry.
      Our future revenue and profits depend upon continued market acceptance of our products and services, the continued penetration of electronic bingo into bingo halls nationwide, and various other factors, many of which are beyond our control. For example, we depend on the continued popularity of bingo as a leisure activity and as a means of charitable fundraising. The bingo industry in North America is a mature industry and has declined. We anticipate continuing declines in the future as a result of an increase in competing forms of entertainment, including those resulting from developments in online gaming and the continued expansion of the legalization of casino gaming, such as riverboat gaming and gaming on Native American lands.

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

To compete successfully, we must retain and extend our existing contracts with customers and secure new customers.
      We derive all of our revenue and cash flow from our portfolio of contracts to lease electronic bingo products to customers. Our contracts are primarily for terms ranging from one to three years and not all contracts preclude customers from using electronic bingo products of our competitors. Upon the expiration of a contract, a customer may decide to use a competitive bidding process to award a new contract. We may be unsuccessful in winning the new contract or be forced to reduce the pricing structure in the new contract. Our inability to renew or materially alter a significant number of contracts, could, depending on the circumstances, have a material adverse effect on our business, results of operation, and financial condition.

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
      We must maintain the existing licenses and approvals necessary to operate in our existing markets and obtain the necessary licenses, approvals, findings of suitability, and product approvals in all additional jurisdictions in which we intend to distribute our products. The licensing and approval processes can involve extensive investigation into our company and our products, officers, directors, certain personnel, significant stockholders, and other associated parties, all of which can require significant expenditures of time and resources. We must also comply with applicable regulations for our activities in any international jurisdiction into which we expand. We may not receive licensing or other required approvals in a timely manner in the jurisdictions in which we are currently seeking such approval. The regulations relating to company and product licensing are subject to change or change in interpretation, and other jurisdictions, including the federal government, may elect to regulate or tax bingo. We cannot predict the nature of any such changes or the impact that such changes would have on our business. The loss of a license in a particular jurisdiction may prohibit us from generating revenue in that jurisdiction, may prohibit us from installing or maintaining our terminals in other jurisdictions, and may have a material adverse effect on our business, results of operations, and financial condition.

We may need additional cash resources to support our existing operations and execute our growth strategy and such cash resources may not be available.
      Our financial resources have decreased during fiscal 2005 and we have experienced a downward trend in our cash flows from operating activities. Our cash, cash equivalents, and short-term investments have decreased over each of the last two fiscal years. As of October 31, 2005, we had cash, cash equivalents, and unrestricted short-term investments of $6.8 million, and as of October 31, 2004, we had cash, cash equivalents, and unrestricted short-term investments of $8.7 million.
      We have a $2.5 million line of credit with Wells Fargo Bank, N.A. that expires April 2, 2006. No assurance can be made for renewal. There was no outstanding balance as of October 31, 2005. If cash generated from our operations is insufficient to fund our business and if additional financing is not available to us, we will have to implement additional measures to conserve cash and reduce costs, which may include, among other things, making additional cost reductions, reducing the scale of our operations, reducing our investment in research and development, and reducing our sales force. However, we cannot assure you that such measures would be successful. Our failure to raise required additional funds or to maintain or obtain increases in our line of credit would adversely affect our ability to

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

We depend on a limited number of manufacturers and suppliers for components of our products.
      The hardware portion of our Traveler terminals are assembled by Western Electronics, an Idaho-based manufacturer. We would need to locate a replacement contract manufacturer if Western Electronics ceased doing business with us. Although we believe that we could locate a substitute contract manufacturer, any such replacement could involve some delay, and we may not be able to procure, substitute, or produce our terminals without significant interruption or price increase. Any failure of our company to receive new terminals could have a material adverse effect on our business, results of operations, and financial condition.

We depend on our relationships with our distributors.
      We derive a significant portion of our revenue from customers serviced through distributors. Our distributors place our products with our customers and often maintain the primary relationship with the bingo halls. Generally, we or our distributors enter into one- to three-year agreements with customers for the use of our systems and terminals. We rely on our distributors to a significant degree in the states in which the law requires us to place our systems and terminals through qualified distributors. The loss of our relationship with one or more of our distributors may require us to develop our internal sales force or engage new distributors to place our systems and terminals, which could be time consuming and expensive. The loss of one or more of our significant distributors may have a material adverse effect on our business, results of operations, and financial condition.

We depend on Native American laws in the operation of a portion of our business.
      Our terminals are operated in many bingo halls located on Native American reservations in the United States. State and federal laws governing the business or other conduct of private citizens generally do not apply on Native American lands. We may have limited recourse if any Native American tribe operating a particular bingo hall seized the terminals or barred entry onto the reservation in the event of a contract or other dispute. However, any seizure of our terminals is likely to result in a capital loss and loss of revenue to our company and could, were it to occur on a large scale, have a material adverse effect on our business, capital resources, results of operations, and financial condition.

If our games were classified as Class III games under the Indian Gaming Regulatory Act, we may not be able to obtain the necessary approvals to operate our business, or we may have to modify our systems to be classified as Class II games.
      Our operations in Native American gaming halls, which generated approximately 20% of our revenue during fiscal 2005, are subject to Native American and federal regulation under IGRA, which established the National Indian Gaming Commission, or NIGC. The NIGC has the authority to adopt rules and regulations to enforce certain aspects of IGRA and to protect Native American interests. Under IGRA, electronic bingo devices similar to ours have previously been determined by the NIGC to be Class II products that are subject solely to Native American regulation as approved by the NIGC. We believe our electronic bingo systems meet all of the requirements of a Class II game. We cannot provide assurance that the NIGC will not enact future regulations or reinterpret existing regulations in such a manner so as to limit the authority of tribes to self-regulate Class II gaming or to change the definition of Class II gaming in such a manner that our electronic bingo systems are classified as a Class III game under IGRA. If classified as Class III games, our electronic bingo systems could become subject to federal and state regulation through the Johnson Act and through tribal-state compacts required for Class III games played on Native American lands. In that event, or in the event other federal laws are enacted or interpreted differently that would subject our operations on Native American lands to state regulation, we may not be able to modify our electronic bingo systems to be classified as Class II games, or we may not obtain the necessary state approval and licenses to continue our operations in Native American gaming halls. Any such event could have a material adverse effect on our business, results of operations, and financial condition. Any modifications of our electronic bingo systems would also have the additional risk that such modifications would not appeal to customers or be acceptable to the Native American tribes.

Nevada Regulation.
      We are currently classified as a manufacturer and distributor of associated equipment pursuant to the provisions of the Nevada Gaming Control Act and regulations promulgated thereunder. Associated equipment manufacturers and distributors that sell, transfer, or offer associated equipment for use or play in Nevada may be required to file a licensing application for a finding of suitability at the discretion of the Nevada Gaming

Commission on the recommendation of the Nevada Gaming Control Board. We have voluntarily applied for such finding of suitability, but there can be no assurance that we will be found suitable. Our associated equipment is subject to evaluation and approval by the state of Nevada prior to product placement or installation. Each of our products that are in distribution in Nevada have been submitted to and approved by the state of Nevada. If we are denied a Nevada license, we may not be able to place our electronic bingo systems with Nevada customers and, depending upon the reason for the denial, may be required to relocate our operations outside the state, which may have a material adverse effect on our business, results of operations, and financial condition.

We rely on the Texas market for a significant portion of our revenue.
      The concentration of our revenue in the Texas market, which generated approximately 20% of fiscal 2005 revenue, potentially heightens the exposure of regulatory changes or market changes that may prevent or impede us from doing business in that state. Furthermore, the loss of or inability of our company to find suitable distributors in Texas, where state law requires electronic bingo devices and systems to be placed through qualified distributors, could cause a material adverse effect on our business, results of operations, and financial condition.

The electronic bingo industry is extremely competitive.
      The electronic bingo industry is characterized by intense competition based on, among other things, the ability to enhance the operations of and to generate incremental sales for bingo operators through product appeal to players, ease of use, ease of serviceability, customer support and training, distribution, name recognition, and price. Increased competition may result in price reductions, reduced operating margins, conversion of terminals from lease to sale, and loss of market share, any of which could materially and adversely affect our business, operating results, and financial condition. Additionally, many of our competitors do not face the same level of public company costs and administrative costs that we face. Furthermore, existing and new competitors may expand their operations in our existing or potential new markets. In addition, we compete with other similar forms of entertainment, including casino gaming and lotteries. In Native American casinos, competition for space on the casino and bingo room floor is very intense. All forms of gaming compete for square footage at Native American casinos. We can make no assurances that Native American casinos currently leasing our equipment will not significantly limit the play of bingo or eliminate it entirely.

Investors may not be able to exercise control over our company as a result of principal stockholders’ ownership.
      The current executive officers and directors of our company beneficially own approximately 29.1% of our outstanding common stock. As a result, the executive officers and directors of our company can significantly influence the management and affairs of our company and all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. This concentration of ownership could have the effect of delaying or preventing a change in control of our company, even when such change of control is in the best interests of stockholders. This concentration of ownership also might adversely affect the market price of the common stock and the voting and other rights of our company’s other stockholders.

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
      As a part of our acquisition strategy, we may engage in discussions with various businesses regarding their potential acquisition. In connection with these discussions, we may exchange confidential operational and financial information with each potential acquired business and each of us may conduct due diligence inquiries and consider the structure, terms, and conditions of the potential acquisition. In certain cases, the prospective acquired business may agree not to discuss a potential acquisition with any other party for a specific period of time, may grant us certain rights in the event the acquisition is not completed, and may agree to take other actions designed to enhance the possibility of the acquisition. Potential acquisition discussions may take place over a long period of time, may involve difficult business integration and other issues, and may require solutions for numerous family relationships, management succession, and related matters. As a result of these and other factors, potential acquisitions that from time to time appear likely to occur may not result in binding legal agreements and may not be consummated. Our acquisition agreements may contain purchase price adjustments, rights of setoff, and other remedies in the event that certain unforeseen liabilities or issues arise in connection with an acquisition. These remedies, however, may not be sufficient to compensate us in the event that any unforeseen liabilities or other issues arise.

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
      As of January 13, 2006, we had outstanding 11,921,157 shares of common stock. Approximately 8.8 million of such shares are eligible for resale in the public market without restriction or further registration. The remaining approximately 3.1 million shares of common stock outstanding are held by affiliates of our company and may be sold only in compliance with the volume and other limitations of Rule 144. Sales of substantial amounts of common stock by stockholders in the public market, or even the potential for such sales, are likely to adversely affect the market price of the common stock and could impair our ability to raise capital by selling equity securities. Moreover, the shares of common stock issuable upon exercise of outstanding options will be freely tradable without restriction unless acquired by affiliates of our company. The issuance of such freely tradable shares will result in additional outstanding shares of common stock and will create additional potential for sales of additional shares of common stock in the public market.

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
      Some of the statements and information contained in this report concerning future, proposed, and anticipated activities of our company, anticipated trends with respect to our revenue, operating results, capital resources, and liquidity or with respect to the markets in which we compete or the bingo industry in general, and other statements contained in this report regarding matters that are not historical facts are forward-

looking statements, as that term is defined in the securities laws. Forward-looking statements, by their very nature, include risks and uncertainties, many of which are beyond our control. Accordingly, actual results may differ, perhaps materially, from those expressed in or implied by such forward-looking statements. Factors that could cause actual results to differ materially include those discussed elsewhere under this Item 1A, “Risk Factors.”

We depend on our controls to prevent and detect misstatements on a timely basis.
      Our financial disclosure controls and procedures are designed to provide reasonable assurances of achieving their objectives. An internal control deficiency exists when the design or operation of a control does not allow management or employees, in the normal course of performing their assigned functions, to prevent or detect misstatements on a timely basis. In preparing our tax provision for fiscal 2005, we identified certain adjustments to our tax liability accounts and related income tax provision. Remediation efforts, including engaging an independent public accounting firm to assist us, increasing our skill level in the area, and other steps are being implemented to correct the deficiencies. Although no other deficiencies have been noted, there can be no absolute assurances that a deficiency may exist or occur which might, in the future, prevent or detect misstatements on a timely basis.

Failure to achieve and maintain effective internal controls in accordance with Section 404 of the Sarbanes-Oxley Act could have a material adverse effect on our business and stock price.
      Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, beginning with our Annual Report on Form 10-K for the fiscal year ending October 31, 2007, we will be required to furnish a report by our management on our internal control over financial reporting. We were not subject to these requirements for the fiscal year ended October 31, 2005. The internal control report must contain (i) a statement of management’s responsibility for establishing and maintaining adequate internal control over financial reporting, (ii) a statement identifying the framework used by management to conduct the required evaluation of the effectiveness of our internal control over financial reporting, (iii) management’s assessment of the effectiveness of our internal control over financial reporting as of the end of our most recent fiscal year, including a statement as to whether or not internal control over financial reporting is effective, and (iv) a statement that our independent registered public accounting firm has issued an attestation report on management’s assessment of internal control over financial reporting.
      In order to achieve compliance with Section 404 within the prescribed period, beginning in the current fiscal year, we are engaged in a process to document and evaluate our internal control over financial reporting, which is both costly and challenging. In this regard, we will need to dedicate internal resources, engage outside consultants, and adopt a detailed work plan to (i) assess and document the adequacy of internal control over financial reporting, (ii) take steps to improve control processes where appropriate, (iii) validate through testing that controls are functioning as documented, and (iv) implement a continuous reporting and improvement process for internal control over financial reporting. Despite our efforts, we can provide no assurance as to our, or our independent registered public accounting firm’s conclusions as of October 31, 2007 with respect to the effectiveness of our internal control over financial reporting under Section 404. There is a risk that neither we nor our independent registered public accounting firm will be able to conclude at October 31, 2007 that our internal controls over financial reporting are effective as required by Section 404. This may result in an adverse reaction in the financial markets due to a loss of confidence in the reliability of our financial statements.

Item 1B.	Unresolved Staff Comments
      Not Applicable.

Item 2.	Properties
      Our corporate headquarters are located in Reno, Nevada, in a 41,000 square-foot leased facility under a lease that expires in November 2010. We also operate two regional facilities: an 8,080 square-foot site in Broadview Heights, Ohio, and a 4,115 square-foot site in Southlake, Texas. We lease facilities in Truckee, California for GameTech Arizona, a subsidiary of GameTech International. The Ohio lease expires in November 2006 and the Texas lease expires in September 2006. We lease several other facilities, none of which are material to our operations. We believe that our facilities will be adequate for our needs for the foreseeable future.

Item 3.	Legal Proceedings
      On March 22, 2001, we filed GameTech International, Inc. v. Trend Gaming Systems, LLC, CIV 01-0540 PHX LOA, a claim in the United States District Court for the District of Arizona, seeking a declaratory judgment that we are not in material breach of our November 1, 1999 Distribution Agreement with Trend Gaming Systems, LLC (“Trend”), and seeking damages for past due payments and wrongful withholdings by Trend. Trend counterclaimed, alleging that its payments were in compliance with its contractual obligations. Trend also contended that we were in breach of certain of our contractual obligations to Trend, including that we had wrongfully terminated Trend. On December 16, 2002, the court entered at our request an order enjoining Trend from using approximately $540,000 in funds it had collected on our behalf, pending a trial on our ownership interest in those funds. The money was placed in two bank accounts/constructive trusts, subject to the court’s control. The sums in those accounts now total approximately $600,000. In addition, collections of accounts receivable by Trend, if any, are also being placed in that account, pending the resolution of the case. We have posted a $450,000 deposit with the court as a bond, which is presented as restricted cash on our condensed consolidated balance sheets. The accounts receivable from Trend were fully reserved as of October 31, 2005. Trial in this matter commenced October 4, 2004. On November 1, 2004, the jury returned a verdict in favor of Trend against us in the amount of $3.5 million in compensatory damages. The jury also awarded us $735,000 in compensatory damages against Trend for funds Trend collected on our behalf but failed to remit to us. The court denied all of our post-trial motions, except that it maintained the injunction imposing a constructive trust, pending resolution of the issues on appeal. The court setoff the jury awards and entered an amended judgment for Trend on May 12, 2005, in the amount of $2.8 million, plus interest on that sum at the rate of 3.31% per annum beginning March 30, 2005. We appealed to the United States Court of Appeals for the Ninth Circuit on April 8, 2005. We posted a supersedeas bond on April 8, 2005 in the court-appointed amount of $3.4 million, which bond stays any action by Trend to collect on the judgment, pending appeal. Trend initially sought an award of $810,000 in legal fees and $26,000 in expenses and costs. In an amended request, Trend sought an award of $1.4 million in legal fees and $61,000 in expenses and costs. The court awarded Trend $909,000 in legal fees, expenses and costs plus interest of 3.77% per annum beginning August 5, 2005. We appealed the fee award to the United States Court of Appeals for the Ninth Circuit on August 5, 2005. We posted an additional supersedeas bond with the court on August 18, 2005 in the amount of $1.1 million, thereby staying any action by Trend to collect the fees, pending appeal. Any cash used in the collateralization of the bonds is accounted for as restricted short-term investments on our consolidated balance sheets. We cannot provide assurance that we will succeed in setting the judgments aside on appeal. Currently, the court has not set a hearing date for the appeal. For the year ended October 31, 2004, we recorded an estimated loss contingency in the Trend litigation of $3.6 million, which was estimated based on the amounts of the judgment described above. We recorded an additional loss contingency of $72,000 in the third quarter of fiscal 2005 to account for the increased total award to Trend for legal fees and expenses and costs of $909,000. We feel the amount recorded is appropriate as of October 31, 2005. In addition, a loss contingency of $65,000 was recorded in the fiscal year ended October 31, 2005 to account for interest accrued on the Trend judgment.
      On October 30, 2002, Capital Gaming Supplies (“Capital”) filed Capital Gaming Supplies, Inc. v. GameTech International, Inc. Civil Action No. 3:02 CV1636WS in the United States District Court for the Southern District of Mississippi, seeking a judgment that we tortiously interfered with alleged existing and prospective customer accounts. We denied the allegations and filed a counter-claim seeking a judgment that Capital tortiously interfered with our customer accounts. On April 18, 2003, Capital filed an amended complaint, adding other claims against us and other defendants, including a claim for malicious breach of contract against International Gaming Systems, Inc. (“IGS”) and its principals. In November 2002, we acquired certain assets of IGS and assumed certain claims filed by Capital against IGS and its principals. Capital sought compensatory and punitive damages from all defendants. On September 30, 2004, the district court entered a summary judgment in favor of all defendants dismissing all of Capital’s claims with prejudice. Capital appealed the judgment to the United States Court of Appeals for the Fifth Circuit, which heard oral argument on the matter on December 5, 2005. On February 8, 2006 the appellate court affirmed the judgment by the district court.
      On March 2, 2004, the jury rendered a verdict in our favor awarding compensatory and punitive damages against Trend Gaming, LLC, a Kentucky LLC (“Trend Gaming”), (involving a prior distribution agreement in Virginia) in the total amount of approximately $1.5 million. The jury also returned a verdict against Steven W. and Rhonda Hieronymus awarding compensatory and punitive damages of $1.0 million. The court reduced compensatory damages against Trend Gaming to $1.1 million. The court affirmed $150,000 in punitive damages against Trend Gaming and awarded us fees and costs of suit against Trend Gaming in the amount of $650,000. Compensatory damages against Mr. and Mrs. Hieronymus have been reduced to $762,000 but the punitive damage award against them in the amount of $150,000 remains unchanged. Of the total compensatory damages of $1.1 million awarded to us, $762,000 represents compensation for lost profits. We can only collect such damages from one of the defendants to avoid a double recovery. Defendants have appealed the judgment against them. The Appellate Court has not set a date for oral argument. Defendants did not post a supersedeas bond, and we are therefore not precluded from pursuing collection on the judgment during the appeal. We have not recorded an estimated gain contingency, as we can make no assurances whether we will be able to collect any award from the defendants.
      We are involved in various other legal proceedings arising in the ordinary course of our business. We do not believe that any of those proceedings will have a material adverse effect on our business, results of operations, and financial condition.

Item 4.	Submission of Matters to a Vote of Security Holders
      We held our 2005 Annual Meeting of Stockholders on October 26, 2005. The following nominees were elected to our Board of Directors to serve as directors until the next annual meeting of stockholders or until their successors are elected and qualified:

Nominee	Votes in Favor	Withheld

Richard T. Fedor	10,762,689	316,167
Donald K. Whitaker	11,067,915	10,941
Scott H. Shackelton	11,067,915	10,941
Richard H. Irvine	10,728,589	350,267
Jay M. Meilstrup	10,724,083	354,773
      The following additional item was voted upon by our stockholders:

Proposal to ratify the appointment of Grant Thornton LLP, an independent registered public accounting firm, as our independent auditor for the fiscal year ending October 31, 2005.

Votes in			Broker
Favor	Opposed	Abstained	Non-Vote

11,074,115	1,741	3,000	796,358

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities
      Our common stock is listed on the NASDAQ National Market System under the symbol “GMTC.” The following table sets forth high and low sales prices of our common stock for the period indicated as reported on the NASDAQ National Market during each quarter from November 1, 2003 are shown as follows:

	High	Low

Year Ended October 31, 2004
First Quarter	$4.70	$3.09
Second Quarter	$4.55	$3.58
Third Quarter	$6.05	$3.66
Fourth Quarter	$5.47	$3.80
Year Ended October 31, 2005
First Quarter	$5.15	$3.46
Second Quarter	$4.51	$2.38
Third Quarter	$3.39	$2.20
Fourth Quarter	$4.00	$2.60
Year Ended October 31, 2006
First Quarter (through January 13, 2006)	$5.00	$3.18
      On January 13, 2006, the last reported sales price of our common stock was $4.00 per share. On January 13, 2006, there were 196 record holders of our common stock.
Dividend Policy
      During December 2003, we announced the initiation of an ongoing quarterly dividend after our Board of Directors reviewed current business conditions and future prospects. We declared ongoing quarterly dividends of approximately $0.03 per share per quarter. In December 2004, our Board determined that payment of a quarterly dividend was inconsistent with the growth objectives of our company and ended the quarterly dividend policy effective January 10, 2005. Any payment of future dividends will be at the discretion of our Board of Directors and will depend upon, among other factors, our earnings, financial condition, capital requirements, level of indebtedness, contractual restrictions with respect to the payment of dividends, and other considerations that our Board of Directors deems relevant.

Item 6.	Selected Financial Data
      The selected consolidated statement of operations data for the fiscal year ended October 31, 2005 and the selected consolidated balance sheet data set forth below as of October 31, 2005, have been derived from our consolidated financial statements, which have been audited by Grant Thornton LLP, independent registered public accounting firm, included elsewhere herein. The selected consolidated statements of operations data for the fiscal years ended October 31, 2004 and 2003 and the selected consolidated balance sheet data set forth below at October 31, 2004, have been derived from our consolidated financial statements, which have been audited by Ernst & Young LLP, independent registered public accounting firm, included elsewhere herein. The selected consolidated statement of operations data for the years ended October 31, 2002 and 2001 and the selected consolidated balance sheet data set forth below at October 31, 2003, 2002 and 2001 have been derived from our audited consolidated financial statements not included herein. The selected financial data set forth below should be read in conjunction with the Financial Statements and Notes thereto and with “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” appearing elsewhere in this report.

	Years Ended October 31,

	2005	2004	2003	2002	2001

	(In thousands, except per share amounts)
Statements of Operations Data:
Net revenue	$49,651	$51,490	$52,329	$48,861	$48,536
Cost of revenue	20,304	24,027	21,775	18,982	22,185

Gross profit	29,347	27,463	30,554	29,879	26,351
Operating expenses:
General and administrative	11,406	11,154	11,426	9,535	14,995
Sales and marketing	11,952	12,561	12,323	13,245	14,400
Research and development	4,058	5,179	4,692	2,671	2,780
Loss contingencies	137	3,628	—	—	—
Impairment of goodwill	—	6,625	—	—	—

Total operating expenses	27,553	39,147	28,441	25,451	32,175

Income (loss) from operations	1,794	(11,684)	2,113	4,428	(5,824)
Interest and other income (expense), net	76	58	3	(7)	144

Income (loss) before income taxes	1,870	(11,626)	2,116	4,421	(5,680)
Provision for (benefit from) income taxes	534	(1,720)	925	1,688	(1,285)

Net income (loss)	$1,336	$(9,906)	$1,191	$2,733	$(4,395)

Diluted net income (loss) per share	$0.11	$(0.84)	$0.10	$0.23	$(0.41)

Shares used in the calculation of diluted net income (loss) per share	11,960	11,775	11,818	11,945	10,623

Cash dividends per common share	$0.03	$0.21	$0.00	$0.00	$0.00

	As of October 31,

	2005	2004	2003	2002	2001

	(In thousands, except per share amounts)
Balance Sheet Data:
Cash, cash equivalents and short-term investments	$6,833	$8,706	$11,952	$9,278	$12,955
Restricted short-term investments	4,581	—	—	—	—
Working capital	10,824	5,209	14,806	16,562	16,464
Total assets	51,130	51,679	60,175	58,101	55,676
Total debt	—	—	275	13	2,395
Total stockholders’ equity	41,889	40,670	52,621	50,490	46,584

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
      The following discussion should be read in conjunction with our consolidated financial statements and notes thereto included elsewhere in this report. The following discussion contains certain forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from the results anticipated in these forward-looking statements as a result of the factors set forth in this report, including those set forth under Item 1A, “Risk Factors.”
Overview
      We design, develop, and market interactive electronic player terminals and bingo systems. We currently market portable systems that can be played anywhere within a bingo hall and fixed-base systems with touchscreen-activated monitors. For our three most recent fiscal years ended October 31, 2005, 2004, and 2003, our portable terminals generated approximately 77%, 74%, and 73% of our revenue, respectively, while, during those same years, our fixed-base terminals generated the balance of our revenue. As of October 31, 2005, we had systems in service in 36 states and in five foreign countries.
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
      We typically install our electronic bingo systems at no charge to our customers, and we capitalize the costs. For fiscal year 2005 and fiscal year 2004, costs of $185,000 and $278,000 were capitalized respectively, and are amortized over the expected term of the contract. We record depreciation of bingo equipment over either a three- or five-year estimated useful life using the straight-line method of depreciation.
      Our expenses consist primarily of: (a) cost of revenue, consisting of expenses associated with technical and operational support of the bingo systems within bingo halls, depreciation and amortization of bingo terminals, repair, refurbishment, and disposals of bingo terminals and related support equipment, and excess or obsolescence allowance; (b) general and administrative, consisting of activities associated with management of our company and related support, which includes finance and accounting, legal, compliance, information systems, human resources, and accounts receivable reserve; (c) sales and marketing, consisting primarily of commissions paid to distributors for promoting and supporting our products and an internal sales force with a focus upon generating new customers and upgrades for existing customers; and (d) research and development, consisting of company-sponsored research and development activities to provide players with new or enhanced products on which to play electronic bingo.
Fiscal 2005 Highlights
      During fiscal 2005, despite a $1.8 million decrease in revenue, we returned to a position of profitability as a result of various factors, including the following:

•	our ability to decrease our cost of revenue as a percentage of sales to 40.9% during 2005 from 46.7% during 2004;

•	a $1.1 million reduction in research and development expenses as a result of reduced and more focused project costs;

•	$3.6 million of loss contingencies and $6.6 million impairment of goodwill, both of which were incurred during fiscal 2004 and immaterial comparable amounts were included in fiscal 2005 results;

•	other reductions in general administrative expenses, which were offset by $1.0 million of severance-related expenses as a result of management changes and staff reductions during fiscal 2005 and elevated levels of legal expenses.

      In addition, we have continued to incur expenses in aggressively defending or pursuing certain legal issues, including those disclosed under Item 3, “Legal Proceedings.” These costs were $2.3 million for both fiscal year 2005 and fiscal year 2004.
      During fiscal 2005, our capital expenditures decreased approximately 46%, or $6.2 million to $7.4 million, from $13.6 million during fiscal 2004, primarily related to the purchase of bingo systems and related support equipment. The decrease is primarily related to a change in our product shift from fixed base systems to our Traveler terminals which have a lower cost per terminal to produce.
Transactions Resulting in Stock Compensation Expense
      In December 2004, the vesting period for 20,000 employee stock options to purchase shares of our common stock was accelerated and became fully vested. As a result of this stock option modification, we recorded compensation expense of $29,000 for the quarter ended January 31, 2005. The stock compensation expense was calculated using the intrinsic value method, which compares the common stock option exercise price to the fair market value of the underlying common stock on the date of modification. The stock compensation expense is recorded in cost of revenue in the consolidated statement of operations.
      In January 2005, the term for 67,500 options of a former employee to purchase shares of our common stock was extended for an additional six months and vesting was accelerated as the result of an executed consulting agreement. As a result of this six month consulting agreement to assist us in various legal matters and resulting stock option modification, we recorded compensation expense of $64,000 for the quarter ended January 31, 2005. The stock options are subject to measurement under Financial Accounting Standards 123 (FAS 123) and Emerging Issues Task Force Issue No. 96-18 (EITF 96-18). FAS 123 set forth the requirements with respect to accounting for transactions involving a company’s stock that is issued in exchange for goods or services. According to FAS 123, these transactions should be measured at the fair value of the equity issued. In accordance with EITF 96-18, compensation expense is measured based on the fair value of the option at the date the performance commitment is reached. We have determined that the performance commitment was reached upon the effective date of the consulting agreement that occurred January 2, 2005. The fair value of the stock options was measured at that date based on the Black-Scholes model using a FAS 123 approach. Per EITF 96-18, a recognized expense should not be reversed even if the option expires unexercised. The stock compensation expense is recorded in sales and marketing expense in the consolidated statement of operations.
      On August 31, 2005 our Board of Directors approved the acceleration of the vesting of all unvested stock options awarded under its 1997 Incentive Stock Plan. As a result of this action, options to purchase approximately 367,000 shares of common stock became exercisable as of that date. Of these options, approximately 267,000 were out-of-the-money at the time of the accelerated vesting. The remaining 100,000 options resulted in stock compensation expense of $10,000. The stock compensation expense was calculated using the intrinsic value method, which compares the common stock option exercise price to the fair market value of the underlying common stock on the date of modification. This stock compensation expense is recorded in general and administrative expense in the consolidated statement of operations. All other terms and conditions applicable to such options, including the exercise prices, remain unchanged. The decision to accelerate vesting of these options was made to avoid recognizing the related compensation expense in the future consolidated financial statements upon our adoption of SFAS No. 123(R), Share Based Payment beginning in fiscal 2006.
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

Revenue Recognition
      Revenue is recognized for bingo terminals and bingo systems installed as a single element placed in bingo halls under contracts based on (1) a fixed fee per use per session; (2) a fixed weekly fee per terminal; or (3) a percentage of the revenue generated by each terminal. Our revenue recognition is a key component of our results of operations, and determines the timing of certain expenses, such as commissions. We recognize revenue in accordance with accounting principles generally accepted in the United States when all of the following factors exist: (a) evidence of an arrangement with the customer; (b) play or availability of the bingo terminals; (c) a fixed or determinable fee; and (d) collectibility is reasonably assured. We exercise judgment in assessing the credit worthiness of our customers and therefore in our determination of whether collectibility is reasonably assured. Should changes in conditions cause us to determine these criteria are not met for future transactions, revenue recognized for future reporting periods could be adversely affected.

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

Impairment of Goodwill and Intangible Assets
      We are required to perform an annual goodwill impairment review, and depending upon the results of that measurement, the recorded goodwill may be written down and charged to income from operations when its carrying amount exceeds its estimated fair value. In addition, we assess the impairment of goodwill whenever events or changes in circumstances indicate that the carrying value may not be recoverable, such as a significant adverse change in legal factors or in the business climate, an adverse action or assessment by a regulator, unanticipated competition, or a loss of key personnel. The review for fiscal 2005 was completed as of July 31, 2005 (the valuation date), and we determined there is no impairment of goodwill as of that date.
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
      All of these assessments require management judgment. Any changes in key assumptions about the business and its prospects, or changes in market conditions or other externalities, could result in an impairment charge and such a charge could have a material adverse effect on our consolidated results of operations and financial condition.

Legal Contingencies
      We are currently involved in various legal claims and legal proceedings. Periodically, we review the status of each significant matter and assess our potential financial exposure. If the potential loss from any claim or legal proceeding is considered probable and the amount can be estimated, we accrue a liability for the estimated loss. Significant judgment is required in both the determination of probability and the determination as to whether an exposure can be reasonably estimated. Because of uncertainties related to these matters, accruals are based only on the best information available at the time. As additional information becomes available, we reassess the potential liability related to our pending claims and litigation and may revise our estimates. Such revisions in the estimates of the potential liabilities could have a material impact on our consolidated results of operations and financial condition.
Internal Control Over Accounting for Taxes
      We have identified a significant deficiency in our accounting for income taxes as described herein. In preparing our tax provision for fiscal 2005, we identified certain adjustments to our tax liability accounts and related income tax provision. This significant deficiency constitutes a material weakness in that there is more than a remote likelihood that a misstatement could have occurred and would not be prevented or detected by our internal control on a timely basis. All adjustments to correct this matter have been reflected in our financial statements as of and for the fiscal year ended October 31, 2005.

      We have taken corrective actions aimed at the timely calculation of the provision for income taxes. Our remediation efforts included engaging an independent public accounting firm to assist in the tax reconciliation and evaluation process, and we have increased the skill and experience level of senior management, including the establishment of an internal audit department. In addition, we are developing definitive procedures for the detailed documentation and reconciliations supporting the income taxes payable, deferred income tax and tax provision balances and amounts, including the appropriate review and approval of related journal entries.
      Upon the complete implementation of the above measures, we will have significantly improved our previous internal control and reduced to a lesser likelihood the possibility of a misstatement that would not be prevented or detected. We have therefore concluded that appropriate steps have been taken or are in process, to mitigate the above deficiency.
Results of Operations
      The following table sets forth, for the periods indicated, certain consolidated statement of operations data for our company expressed as a percentage of revenue:

	Years Ended October 31,

	2005	2004	2003

Statements of Operations Data:
Net revenue	100.0%	100.0%	100.0%
Cost of revenue	40.9	46.7	41.6

Gross profit	59.1	53.3	58.4
Operating expenses:
General and administrative	23.0	21.7	21.8
Sales and marketing	24.1	24.4	23.6
Research and development	8.2	10.0	9.0
Loss contingency	0.2	7.0	—
Impairment of goodwill	—	12.9	—

Total operating expenses	55.5	76.0	54.4
Income (loss) from operations	3.6	(22.7)	4.0
Interest and other income, net	0.2	0.1	0.0

Income (loss) before provision for (benefit from) income taxes	3.8	(22.6)	4.0
Provision for (benefit from) income taxes	1.1	(3.3)	1.7

Net income (loss)	2.7%	(19.3)%	2.3%

Year Ended October 31, 2005 Compared with Year Ended October 31, 2004
      Revenue. Revenue for fiscal 2005 decreased $1.8 million, or 3.6%, to $49.7 million compared to revenue of $51.5 million in fiscal 2004. The decrease in revenue for fiscal 2005 is a result of several factors including the impact of the loss of certain customer accounts in the fourth quarter of 2004, unfavorable legislative changes in the state of Oklahoma that allowed more profitable slot machine style gaming over bingo, and decreased revenue in certain states. These unfavorable changes were offset in part by increased expansion in Canada and the United Kingdom, increased revenue in Texas, Michigan, and other key states and the continued popularity and rollout of our Traveler terminals.
      Cost of Revenue. Cost of revenue decreased $3.7 million, or 15.5%, to $20.3 million for fiscal 2005 compared to $24.0 million for fiscal 2004. Cost of revenue as a percentage of revenue for fiscal 2005 was 40.9% compared to 46.7% for fiscal 2004. Key components of our cost of revenue include, among other items, expenses associated with technical and operational support of the bingo systems within bingo halls, depreciation and amortization of bingo terminals, repair, refurbishment, and disposals of bingo terminals and related support equipment, and excess or obsolescence allowance. Cost reductions were effected by reductions in service and operations personnel, increased efficiencies in our refurbishments, and reductions in travel related costs. Bingo equipment depreciation and amortization of related intangibles for fiscal 2005 decreased by approximately $320,000 below fiscal 2004, primarily as the increased depreciation as a result of our investment in Traveler terminals is offset by our older terminals becoming fully depreciated.
      General and Administrative. General and administrative expenses increased $252,000, or 2.3%, to $11.4 million for fiscal 2005 compared to $11.2 million for fiscal 2004. General and administrative costs as a percentage of revenue for fiscal 2005 were 23.0% compared to 21.7% for fiscal 2004. Fiscal 2005 and fiscal 2004 included elevated levels of legal expenses, including those related to litigation with a former distributor in Texas, a patent infringement lawsuit in Nevada, litigation with a former distributor of IGS in Mississippi, and other legal proceedings. In addition, fiscal 2005 included legal expenses associated with a Notice of Opportunity to Show Compliance in Texas. Other increases in general and administrative expenses include a severance agreement with our former CEO, a settlement with the Texas Lottery Commission, and increased accounting fees due to increased compliance reviews associated with the Sarbanes-Oxley Act of 2002.
      Sales and Marketing. Sales and marketing expenses decreased $609,000, or 4.8%, to $12.0 million for fiscal 2005 compared to $12.6 million for fiscal 2004. Sales and marketing costs as a percentage of revenue for fiscal 2005 were 24.1% compared to 24.4% for fiscal 2004. Sales and marketing includes distributor commissions and personnel, travel, promotional, and support costs for our internal sales force. Distributor commissions decreased $1.1 million to $7.4 million or 14.9% of revenue for fiscal 2005 compared to 16.5% of revenue for fiscal 2004. Costs associated with our internal sales force grew by $522,000 as a result of an increase in severance costs and increases in marketing, and other business promotion costs.
      Research and Development. Research and development expenses decreased $1.1 million, or 21.6% to $4.1 million for fiscal 2005 compared to $5.2 million for fiscal 2004. Research and development costs as a percentage of revenue for fiscal 2005 were 8.2% compared to 10.0% for fiscal 2004. The cost reductions were accomplished with reductions in personnel and employee related costs, including employee severance costs, and reduced, but more focused, project costs.
      During fiscal 2005 and fiscal 2004 we capitalized internally developed software costs of approximately $632,000 and $727,000, respectively, of payroll related costs, from our research and development and software quality assurance functions, that meets technological feasibility and recoverability tests in accordance with FASB Statement No. 86.
      Loss Contingencies. Loss contingencies decreased $3.5 million, or 96.2% to $137,000 for fiscal year 2005 compared to $3.6 million for fiscal 2004. Loss contingencies for 2005 consisted of an additional award of $72,000 for legal fees and expenses and costs and $65,000 for interest accrued on a legal judgement. Loss contingencies for 2004 consisted of $2.8 million for a legal judgment and related legal fees and expenses and costs of $836,000.
      Impairment of Goodwill. We recorded no expense for impairment of goodwill in 2005 compared to an expense of $6.6 million recorded in fiscal 2004.
      Provision for (Benefit from) Income Taxes. Our effective income tax rate was approximately 28.5% and 14.8% for the fiscal years ended October 31, 2005 and 2004, respectively. The change in effective tax rate reflects certain permanent differences between financial accounting and tax accounting and the effect of state and federal income taxes and nondeductible expenses (including goodwill impairment in fiscal 2004) on the pre-tax income in fiscal 2005 versus pre-tax loss in fiscal 2004. In addition, fiscal 2005 included a credit of $360,000 due to an adjustment in income tax liabilities.
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
      General and Administrative. General and administrative expenses totaled $11.2 million for fiscal 2004 compared to $11.4 million for fiscal 2003, a $200,000 decrease. General and administrative costs as a percentage of revenue for the current year were 21.7% compared to 21.8% for fiscal 2003. Fiscal 2004 and fiscal 2003 included elevated levels of legal expenses, including those related to defense of litigation with a former distributor in Texas, a patent infringement lawsuit in Nevada, litigation with a former distributor of IGS in Mississippi, and other legal proceedings including our litigation against a former distributor in Virginia and Kentucky and a Virginia sub-distributor in late 2003. The improvement in general and administrative costs came as a result of a decrease of $446,000 in consulting fees and a decrease in non-litigation outside legal fees of $316,000; partially offset with increases of $399,000 in severance expense and outside accounting fees of $127,000.
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
      Research and Development. Research and development costs increased $500,000 to $5.2 million for fiscal 2004 compared to $4.7 million for fiscal 2003. Research and development costs as a percentage of revenue increased from 9.0% for fiscal 2003 to 10.0% for fiscal 2004. The increase was primarily attributable to significant growth in the engineering staff. Employee severance costs in October 2004 were $153,000. The Traveler terminal, that began beta testing in December 2003 and commenced limited nationwide rollout in the third fiscal quarter of fiscal 2004, is the positive results of our efforts. The emphasis on new product development and feature enhancements for existing products continues as a major focus.
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

Liquidity and Capital Resources
      Operating activities provided $6.5 million of cash during fiscal 2005 compared to $13.8 million during fiscal 2004. The $6.5 million consisted primarily of net income of 1.3 million, adjusted positively by $11.9 million for depreciation, amortization, obsolescence, and loss on disposal of bingo terminals and related equipment provisions, less a net use of funds of $6.6 million from changes in other operating assets and liabilities including $4.6 million used to purchase two restricted short term investments related to the Trend litigation issue. During fiscal 2004, the $13.8 million consisted primarily of net loss of $9.9 million, adjusted positively by (1) $13.4 million for depreciation, amortization, and obsolescence provisions; (2) provision for the Trend loss contingency of $3.6 million; (3) impairment of goodwill of $6.6 million; and (4) a net change of $100,000 in deferred taxes and other operating assets and liabilities.
      We used approximately $6.0 million of cash in investing activities during fiscal 2005 compared to $15.5 million of cash used during fiscal 2004. The $6.0 million consisted of $7.4 million of capital expenditures ($7.3 million of which was expended on bingo terminals and associated support equipment), the purchase and development of software and other intangible assets for a total of $801,000, and a decrease in short-term investments of $2.1 million. The decrease in capital expenditures is primarily due to reduced purchases of bingo terminals and associated support equipment due to changes in our product shift from fixed base systems to our Traveler terminals which have a lower cost per terminal to produce. During fiscal 2004, the $15.5 million consisted of $13.6 million of capital expenditures ($12.6 million of which was expended on bingo terminals and associated support equipment), the purchase and development of software and other intangible assets for a total of $1.1 million, and an increase in short-term investments of $855,000.
      Financing activities used $220,000 during fiscal 2005 compared to the cash used of $2.3 million during fiscal 2004. The $220,000 used during fiscal 2005 was for cash dividends of $355,000, offset by proceeds from stock option exercises of $135,000. During fiscal 2004, the $2.3 million used was primarily for cash dividends of $2.5 million and payments of $275,000 on long-term debt, offset by proceeds from stock option exercises of $415,000.
      As of October 31, 2005, we had cash, cash equivalents, and unrestricted short-term investments of approximately $6.8 million. In addition to our cash, cash equivalents, and short-term investments, we have a $2.5 million line of credit with Wells Fargo Bank, N.A., which has an interest rate based on the prime rate or London InterBank Offered Rate (“LIBOR”) plus 2.0%, at our option, on which there was no outstanding balance at October 31, 2005. The agreement contains certain restrictive covenants, which, among other things, require that specified financial balances and ratios be maintained, requires profitability to be maintained on a quarterly basis, and restricts the incurrence of additional indebtedness and payment of dividends. In addition, our aggregate of cash and readily marketable securities must at all times exceed 1.5 multiplied by the amount of the line of credit. The revolving credit facility expires on April 2, 2006. No assurance can be made for renewal on terms acceptable to us. We believe that cash flows from operations and cash, cash equivalents, and short-term investments on hand will be sufficient to support our operations, provide for budgeted capital expenditures, and meet liquidity requirements through the remainder of fiscal 2006. Our long-term liquidity requirements will depend on many factors, including the rate at which we expand our business, and whether we do so internally or through acquisitions. In addition, strategic opportunities we may pursue could require us to fund our portion of operating expenses of such ventures and may require us to advance additional amounts should any partners in such ventures be unable to meet unanticipated capital calls or similar funding events. To the extent that the funds generated from the sources described above are insufficient to fund our activities in the long term, we may be required to raise additional funds through public or private financing. No assurance can be given that additional financing will be available or that, if it is available, it will be on terms acceptable to us.

Contractual Obligations
      The following table presents information on contractual obligations held as of October 31, 2005:

	Payments Due by Period

		Less Than	1 - 3	3 - 5	More Than
	Total	1 Year	Years	Years	5 Years

Operating Leases	$2,957,000	$724,000	$1,151,000	$1,082,000	$—
Other Long Term Obligations	216,000	35,000	43,000	47,000	91,000

Total Contractual Cash Obligations	$3,173,000	$759,000	$1,194,000	$1,129,000	$91,000

Purchase Commitments
      From time to time, we enter into commitments with our vendors to purchase bingo terminals and support equipment at fixed prices and/or guaranteed quantities. During the second quarter of fiscal 2005, we entered into such an agreement with one of our vendors to provide approximately $1.2 million in Traveler terminals. As of October 31, 2005, $120,000 of the commitment was outstanding and all purchases are expected to occur in the first quarter of fiscal 2006. In addition, during the third quarter of fiscal 2005, we entered into two additional agreements with the same vendor to provide an additional $2.5 million in Traveler terminals. All of this commitment was outstanding as of October 31, 2005 and all purchases are expected to occur by the end of the second quarter of fiscal 2006.
      In the first quarter of fiscal 2006, we entered into two additional purchase commitments from the same vendor to provide approximately $2.4 million in Traveler terminals. All purchases are expected to occur in fiscal 2006.
Inflation and General Economic Condition
      Although we cannot accurately anticipate the effect of inflation on our operations, we do not believe that inflation has had, or is likely in the foreseeable future to have, a material effect on our business, results of operations, or financial condition.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk
      As described in Note 10 to our Consolidated Financial Statements, we maintain an investment portfolio, of approximately $503,000, in available-for-sale debt securities of the U.S. Government and its agencies, and in investment grade corporate issues. The values of these investments are subject to changes in interest rates. However, because these investments are short-term and are generally allowed to mature, we do not believe that any risk inherent in our portfolio is likely to have a material effect on expected cash flows. We monitor these investments for impairment and make appropriate reductions in carrying value when necessary.
      Our revolving credit facility with Wells Fargo is a $2.5 million line of credit with an interest rate based on the prime rate or LIBOR plus 2.0%, at our option. The agreement contains certain restrictive covenants, which, among other things, require that specified financial balances and ratios be maintained, requires profitability to be maintained on a quarterly basis, and restricts the incurrence of additional indebtedness and payment of dividends. In addition, our aggregate of cash and readily marketable securities must at all times exceed 1.5 multiplied by the amount of the line of credit. The line of credit expires on April 2, 2006. No assurance can be made for renewal.
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

      Sensitivity Analysis Market Risks. Assuming we had a $2.5 million balance outstanding as of October 31, 2005, the rate of interest calculated using the prime rate option would be 6.75%. Our monthly interest payment, if the rate stayed constant, would be $14,063. If the prime rate rose to 10.0%, which assumes an unusually large increase, our monthly payment would be $20,833. A more likely increase of 1.0% or 2.0% would result in a monthly payment of $16,146 or $18,229, respectively. We do not believe the risk resulting from such fluctuations is material or that the payment required would have a material effect on cash flow or our results of operations.

Item 8.	Financial Statements and Supplementary Data
      The consolidated financial statements and supplementary data are as set forth in the “Index To Consolidated Financial Statements” on page F-1.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
      Not applicable.

Item 9A.	Controls and Procedures
      We have evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures as of October 31, 2005. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have each concluded that our disclosure controls and procedures are effective to ensure that we record, process, summarize, and report information required to be disclosed by us in our quarterly reports filed under the Securities Exchange Act within the time periods specified by the Securities and Exchange Commission’s rules and forms. Except as described herein, during the fiscal year covered by this report, there have not been any changes in our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Accounting for Income Taxes and Other Matters.
      In connection with the evaluation described above, our Chief Executive Officer and our Chief Financial Officer have concluded that there was a significant deficiency in our accounting for income taxes. In preparing our tax provision for fiscal 2005, we identified certain adjustments to our tax liability accounts and related income tax provision. All adjustments to correct these matters have been reflected in our financial statements as of and for the fiscal year ended October 31, 2005.
      After extensive analysis, the provision for income taxes in our statement of operations was adjusted during the fourth quarter of the fiscal year ended October 31, 2005. In reaching this conclusion, we noted an ineffective income tax provision process and insufficient tax accounting personnel which did not allow the timely calculation of the provision for income taxes. Given the significance of the tax account balances and the absence of sufficient mitigating controls, the deficiency is considered a material weakness in that there is more than a remote likelihood that a misstatement could have occurred and would not have been prevented or detected by our internal control on a timely basis.
      As of the filing of this report, we have engaged the tax advisory services of an independent public accounting firm to assist in the analysis and evaluation of our income taxes, and we have increased the skill and experience level of senior management including the establishment of an internal audit department. In addition, we are developing definitive procedures for the detailed documentation and reconciliations supporting the income taxes payable, deferred income tax and tax provision balances and amounts, including the appropriate review and approval of all related journal entries.
      Upon the complete implementation of the above measures, we will have mitigated the effect of the deficiencies, significantly improved our previous internal control, and reduced to a lesser likelihood the possibility of a misstatement that would not be prevented or detected. We believe that a control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

Item 9B.	Other Information
      Not applicable.
PART III

Item 10.	Directors and Executive Officers of the Registrant
      The information required by this item is incorporated by reference to the definitive proxy statement to be filed pursuant to Regulation 14A of the Exchange Act for our 2006 Annual Meeting of Stockholders.

Item 11.	Executive Compensation
      The information required by this item is incorporated by reference to the definitive proxy statement to be filed pursuant to Regulation 14A of the Exchange Act for our 2006 Annual Meeting of Stockholders.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
      The information required by this item is incorporated by reference to the definitive proxy statement to be filed pursuant to Regulation 14A of the Exchange Act for our 2006 Annual Meeting of Stockholders.

Item 13.	Certain Relationships and Related Transactions
      The information required by this item is incorporated by reference to the definitive proxy statement to be filed pursuant to Regulation 14A of the Exchange Act for our 2006 Annual Meeting of Stockholders.

Item 14.	Principal Accountants Fees and Services
      The information required by this item is incorporated by reference to the definitive proxy statement to be filed pursuant to Regulation 14A of the Exchange Act for our 2006 Annual Meeting of Stockholders.
PART IV

Item 15.	Exhibits and Financial Statement Schedules
      (a) Financial Statements and Financial Statement Schedules

(1) Consolidated Financial Statements.

Consolidated Financial Statements are listed in the Index to Consolidated Financial Statements on page F-1 of this report.

(2) Consolidated Financial Statement Schedules.

No financial statement schedules are included because they are not applicable, are not required, or because required information is included in the consolidated financial statements or the notes thereto.

      (b) Exhibits

Exhibit
Number	Description of Exhibit

3.1	Certificate of Incorporation of the Registrant, as amended(1)

3.3	Certificate of Designation of Series A Junior Participating Preferred Stock of the Registrant(7)

3.4	Second Amended and Restated Bylaws of the Registrant(2)

4.1	GameTech International, Inc. Registration Rights Agreement(3)

4.3	Rights Agreement, dated as of March 7, 2003, between GameTech International, Inc. and Mellon Investor Services, LLC, as rights agent(8)

4.4	Specimen Common Stock Certificate(7)

10.1	GameTech International, Inc. 1997 Incentive Stock Plan(1)

10.15	GameTech International, Inc. 2001 Restricted Stock Plan(5)

10.16	Lease Agreement dated November 18, 1999 between the Registrant and Cypress Corporate Services, including addendum to lease and first amendment dated April 17, 2000(4)

10.17	Revolving Line of Credit dated August 19, 1998 between the Registrant and Wells Fargo Bank, N.A.(4)

10.18	Letter Amendment to Revolving Line of Credit dated April 1, 2000 by and among the Registrant, Bingo Technologies Corporation, and Wells Fargo Bank, N.A.(4)

10.19	Letter Amendment to Revolving Line of Credit dated April 2, 2001 by and among the Registrant, Bingo Technologies Corporation, and Wells Fargo Bank, N.A.(4)

10.22	Employment Agreement dated October 1, 1997 between the Registrant and Andrejs K. Bunkse(4)

10.23	Letter Amendment dated April 2, 2002 between Wells Fargo Bank, N.A., the Registrant, and Bingo Technologies Corporation amending the letter agreement between the parties dated August 19, 1998, together with Revolving Line of Credit Note dated April 2, 2002(6)

10.24	Letter Amendment dated April 2, 2003 between Wells Fargo Bank, N.A., and the Registrant, amending the letter agreement between the parties dated August 19, 1998, together with the Revolving Line of Credit Note dated April 2, 2003(9)

10.25	Employment Agreement dated September 2, 2004, between the Registrant and John B. Furman(10)

10.26	Employment Agreement effective February 1, 2005, between the Registrant and Cornelius T. Klerk(11)

10.27	Letter Agreement by and between the Registrant and James C. Wilson, dated as of April 29, 2005(12)

10.28	Credit Agreement, dated April 2, 2005, by and between the Registrant and Wells Fargo Bank, National Association(13)

10.29	Revolving Line of Credit Note, dated April 2, 2005 in favor of Wells Fargo Bank, National Association(13)
10.30	Security Agreement relating to equipment, dated April 2, 2005, in favor of Wells Fargo Bank, National Association(13)

10.31	Continuing Security Agreement relating to rights to payment and inventory, dated April 2, 2005, in favor of Wells Fargo Bank, National Association(13)

10.32	Settlement and Release Agreement by and between the Registrant and John Furman, dated as of June 28, 2005(14)

10.33	Letter Agreement by and between the Registrant and Jay M. Meilstrup, dated as of July 1, 2005(14)

21	List of Subsidiaries(6)

23.1	Consent of Grant Thornton LLP, Independent Registered Public Accounting Firm

23.2	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated by the Securities Exchange Act of 1934, as amended

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated by the Securities Exchange Act of 1934, as amended

Exhibit
Number	Description of Exhibit

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference to the Registrant’s Registration Statement on Form S-1 (Registration No. 333-34967) as filed with the Commission on or about September 4, 1997.

(2)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended January 31, 2004, as filed with the Commission on or about March 16, 2004.

(3)	Incorporated by reference to Amendment No. 1 to the Registrant’s Registration Statement on Form S-1 (Registration No. 333-34967) as filed with the Commission on or about October 17, 1997.

(4)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended October 31, 2001 as filed with the Commission on or about January 29, 2002.

(5)	Incorporated by reference to the Registrant’s Registration Statement on Form S-8 (Registration No. 333-72886) as filed with the Commission on or about November 7, 2001.

(6)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended October 31, 2002 as filed with the Commission on or about January 29, 2003.

(7)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended January 31, 2003 as filed with the Commission on or about March 17, 2003.

(8)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated March 7, 2003 as filed with the Commission on or about March 10, 2003.

(9)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended April 30, 2003 as filed with the Commission on or about June 16, 2003.

(10)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated September 2, 2004 as filed with the Commission on or about September 9, 2004.

(11)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended July 31, 2004 as filed with the Commission on or about September 14, 2004.

(12)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated May 2, 2005 as filed with the Commission on or about May 4, 2005.

(13)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended April 30, 2005 as filed with the Commission on or about June 14, 2005.

(14)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated June 28, 2005 as filed with the Commission on or about July 5, 2005.

SIGNATURES
      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Gametech International, inc.

By:	/s/ JAY M. MEILSTRUP

Jay M. Meilstrup
President, Chief Executive Officer, and Director
(Principal Executive Officer)
Dated: February 14, 2006
      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ RICHARD T. FEDOR Richard T. Fedor	Chairman of the Board of Directors	February 14, 2006

/s/ JAY M. MEILSTRUP Jay M. Meilstrup	President, Chief Executive Officer, and Director (Principal Executive Officer)	February 14, 2006

/s/ JAMES C. WILSON James C. Wilson	Chief Financial Officer, Treasurer, and Secretary (Principal Financial Officer)	February 14, 2006

/s/ ANN D. MCKENZIE Ann D. McKenzie	Corporate Controller (Principal Accounting Officer)	February 14, 2006

/s/ RICHARD H. IRVINE Richard H. Irvine	Director	February 14, 2006

/s/ SCOTT H. SHACKELTON Scott H. Shackelton	Director	February 14, 2006

/s/ DONALD K. WHITAKER Donald K. Whitaker	Director	February 14, 2006

GameTech International, Inc.

Report of Independent Registered Public Accounting Firm
Board of Directors and Stockholders
GameTech International, Inc.
      We have audited the accompanying consolidated balances sheet of GameTech International, Inc. and subsidiaries as of October 31, 2005, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.
      We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amount and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.
      In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of GameTech International, Inc. and subsidiaries as of October 31, 2005, and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ GRANT THORNTON LLP
Reno, Nevada
February 8, 2006

Report of Ernst & Young LLP, Independent Registered Public Accounting Firm
The Board of Directors and Stockholders
GameTech International, Inc.
      We have audited the accompanying consolidated balance sheet of GameTech International, Inc. as of October 31, 2004, and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the two years in the period ended October 31, 2004. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
      We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company’s internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
      In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of GameTech International, Inc. at October 31, 2004 and the consolidated results of its operations and its cash flows for each of the two years in the period ended October 31, 2004, in conformity with U.S. generally accepted accounting principles.

/s/ Ernst & Young LLP
Reno, Nevada
February 8, 2005

GAMETECH INTERNATIONAL, INC.
CONSOLIDATED BALANCE SHEETS

	October 31,

	2005	2004

	(In thousands, except
	share and per share
	amounts)
ASSETS:
Current assets:
Cash and cash equivalents	$6,330	$6,101
Short-term investments	503	2,605
Accounts receivable, net of allowances of $2,374 in 2005 and $2,454 in 2004	3,573	3,484
Deposits	21	29
Refundable income taxes	742	100
Restricted short-term investments	4,581	—
Prepaid expenses and other current assets	326	650
Deferred income taxes	2,549	2,358

Total current assets	18,625	15,327
Bingo equipment, furniture and other equipment, net	20,060	23,952
Goodwill, net	10,184	10,184
Intangibles, less accumulated amortization of $4,335 in 2005 and $3,614 in 2004	1,811	1,766
Restricted cash	450	450

Total assets	$51,130	$51,679

LIABILITIES AND STOCKHOLDERS’ EQUITY:
Current liabilities:
Accounts payable	$641	$1,343
Accrued payroll and related obligations	1,335	1,541
Accrued loss contingencies	3,765	3,628
Income taxes payable	—	1,214
Other accrued liabilities	2,060	2,392

Total current liabilities	7,801	10,118
Non-current employment obligations	181	202
Deferred income taxes	1,259	689
Commitments and contingencies	—	—
Stockholders’ equity:
Common stock: $0.001 par value; 40,000,000 shares authorized; 13,740,539 shares issued in 2005 and 13,700,339 issued in 2004	14	14
Additional paid in capital	47,319	47,081
Retained earnings	2,652	1,671
Treasury stock, at cost, 1,855,325 shares in 2005 and 2004	(8,096)	(8,096)

Total stockholders’ equity	41,889	40,670

Total liabilities and stockholders’ equity	$51,130	$51,679

The accompanying notes are an integral part of these consolidated financial statements.

GAMETECH INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended October 31,

	2005	2004	2003

	(In thousands, except
	per share amounts)
Net revenue	$49,651	$51,490	$52,329
Cost of revenue	20,304	24,027	21,775

Gross profit	29,347	27,463	30,554
Operating expenses:
General and administrative	11,406	11,154	11,426
Sales and marketing	11,952	12,561	12,323
Research and development	4,058	5,179	4,692
Loss contingencies	137	3,628	—
Impairment of goodwill	—	6,625	—

Total operating expenses	27,553	39,147	28,441

Income (loss) from operations	1,794	(11,684)	2,113
Interest and other income (expense), net	76	58	3

Income (loss) before income taxes	1,870	(11,626)	2,116
Provision for (benefit from) income taxes	534	(1,720)	925

Net income (loss)	$1,336	$(9,906)	$1,191

Net income (loss) per share:
Basic	$0.11	$(0.84)	$0.10

Diluted	$0.11	$(0.84)	$0.10

Shares used in calculating net income (loss) per share:
Basic	11,868	11,775	11,696

Diluted	11,960	11,775	11,818

Dividends declared per share	$0.03	$0.21	$—

The accompanying notes are an integral part of these consolidated financial statements.

GAMETECH INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common Stock		Capital in		Treasury Stock
			Excess of	Retained
	Shares	Amount	Par Value	Earnings	Shares	Amount	Total

	(In thousands, except share amounts)
Balances at October 31, 2002	13,090,764	$13	$45,716	$12,857	1,855,325	$(8,096)	$50,490
Issuance of common stock upon exercise of stock options	502,000	1	529	—	—	—	530
Tax benefit of stock option exercises	—	—	410	—	—	—	410
Net income	—	—	—	1,191	—	—	1,191

Balances at October 31, 2003	13,592,764	14	46,655	14,048	1,855,325	(8,096)	52,621
Issuance of common stock upon exercise of stock options	107,575	—	415	—	—	—	415
Tax benefit of stock option exercises	—	—	11	—	—	—	11
Net loss	—	—	—	(9,906)	—	—	(9,906)
Dividends paid	—	—	—	(2,471)	—	—	(2,471)

Balances at October 31, 2004	13,700,339	14	47,081	1,671	1,855,325	(8,096)	40,670
Issuance of common stock upon exercise of stock options	40,200	—	135	—	—	—	135
Stock based compensation	—	—	103	—	—	—	103
Net income	—	—	—	1,336	—	—	1,336
Dividends paid	—	—	—	(355)	—	—	(355)

Balances at October 31, 2005	13,740,539	$14	$47,319	$2,652	1,855,325	$(8,096)	$41,889

The accompanying notes are an integral part of these consolidated financial statements.

GAMETECH INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended October 31,

	2005	2004	2003

	(In thousands)
Cash flows from operating activities:
Net income (loss)	$1,336	$(9,906)	$1,191
Adjustments to reconcile net income (loss) to net cash provided by operating activities, net of effects of acquired business:
Depreciation and amortization	11,427	11,684	10,175
Obsolescence and loss on disposal of bingo terminals and related equipment	493	1,743	562
Impairment of goodwill	—	6,625	—
Loss on disposals of furniture and other equipment	35	83	68
Loss on disposal of intangible assets	35	—	—
Stock compensation expense	103	—	—
Deferred income taxes	379	(3,024)	706
Loss contingencies	137	3,628	—
Other changes in operating assets and liabilities:
Accounts receivable, net	(89)	140	282
Deposits	8	(1)	582
Refundable income taxes	(642)	131	3,657
Restricted short-term investments	(4,581)	—	—
Prepaid expenses and other current assets	324	(309)	92
Accounts payable	(702)	560	(131)
Accrued payroll and related obligations	(206)	787	(51)
Other accrued liabilities	(332)	649	(356)
Income taxes payable	(1,214)	1,214	—
Non-current employment obligations	(21)	(246)	16

Net cash provided by operating activities	6,490	13,758	16,793
Cash flows from investing activities:
Proceeds from sale of short-term investments	2,602	2,250	4,687
Payments for purchase of short-term investments	(500)	(3,105)	(1,392)
Capital expenditures for bingo equipment, furniture and other equipment	(7,359)	(13,619)	(9,506)
Payment for the acquisition of International Gaming Systems, Inc.	—	—	(3,469)
Payments for buy out of distributorship agreements	—	—	(1,006)
Proceeds from sale of assets and insurance reimbursement	17	—	—
Payments for acquisitions of intangible assets	(801)	(1,054)	(392)

Net cash used in investing activities	(6,041)	(15,528)	(11,078)
Cash flows from financing activities:
Payments on long-term debt/note payable and other obligations	—	(275)	(276)
Payment of dividends	(355)	(2,471)	—
Proceeds from issuance of common stock	135	415	530

Net cash (used in) provided by financing activities	(220)	(2,331)	254

Net increase (decrease) in cash and cash equivalents	229	(4,101)	5,969
Cash and cash equivalents at beginning of year	6,101	10,202	4,233

Cash and cash equivalents at end of year	$6,330	$6,101	$10,202

Supplemental cash flow information:
Cash paid out in the year for:
Interest	$13	$31	$45

Income taxes	$2,051	$61	$71

Non cash investing and financing activities:
Purchase of intangible assets through the issuance of debt	$—	$—	$538

The accompanying notes are an integral part of these consolidated financial statements.

GAMETECH INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
October 31, 2005, 2004 and 2003

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

Consolidation Principles
      The Company’s consolidated financial statements include the accounts of GameTech International, Inc. and its wholly-owned subsidiaries (“GameTech”). All significant intercompany accounts and transactions have been eliminated in consolidation.

Use of Estimates
      The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Allowance for doubtful accounts, obsolescence, impairment of goodwill, and loss contingencies are significant estimates made by the Company. Actual results could ultimately differ from those estimates.

Cash and Cash Equivalents
      The Company considers all highly liquid investments with an original maturity of three months or less at the date of purchase to be cash equivalents.

Short-Term Investments
      Short-term investments, which consist of interest-bearing securities, are carried at fair value and are classified as available for sale. Gains or losses on the sale of short-term investments are calculated using the specific identification method. Unrealized gains and losses are not material.

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
      The Company provides reserves for excess or obsolete bingo terminals on hand not expected to be used. The reserves are based upon several factors, including estimated forecast of bingo terminal demand for placement into halls. The estimates of future bingo terminal demand may prove to be inaccurate, in which case the Company may have understated or overstated the provision required for excess or obsolete bingo terminals. Although the Company attempts to assure the accuracy of its estimated forecasts, any significant unanticipated changes in demand or technological developments could have a significant impact on the value of bingo terminals, results of operations, and financial condition.

GAMETECH INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Supplier Dependence
      The hardware portion of our Traveler terminals are assembled by Western Electronics, an Idaho-based manufacturer. We would need to locate a replacement contract manufacturer if Western Electronics ceased doing business with us. Although we believe that we could locate a substitute contract manufacturer, any such replacement could involve some delay, and we may not be able to procure, substitute, or produce our terminals without significant interruption or price increase. Any failure of our company to receive new terminals could have a material adverse effect on our business, results of operations, and financial condition.

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

Goodwill
      The Company is required to perform an annual goodwill impairment review, and depending upon the results of that measurement, the recorded goodwill may be written down and charged to income from operations when its carrying amount exceeds its estimated fair value. Goodwill is reviewed for possible impairment annually, or more frequently whenever events or changes in circumstances indicate that the carrying value may not be recoverable, such as a significant adverse change in legal factors or in the business climate, an adverse action or assessment by a regulator, unanticipated competition, or a loss of key personnel.

Impairment of Long-Lived Assets Other Than Goodwill
      The Company has adopted the provisions of SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. Long-lived assets, other than goodwill, are reviewed for impairment whenever events or changes in circumstances indicate that their carrying amounts may not be recoverable. Recoverability of assets is measured by comparison of the carrying amount of the asset to the net undiscounted future cash flows expected to be generated from the asset. If the future undiscounted cash flows are not sufficient to recover the carrying value of the assets, the assets’ carrying value is adjusted to fair value. The Company regularly evaluates its long-lived assets for indicators of impairment.

Revenue Recognition
      Revenue is recognized for bingo terminals and bingo systems installed as a single element placed in bingo halls under contracts based on (1) a fixed fee per use per session; (2) a fixed weekly fee per terminal; or (3) a percentage of the revenue generated by each terminal. Revenue recognition is a key component of the Company’s results of operations, and determines the timing of certain expenses, such as commissions. The Company recognizes revenue when all of the following factors exist: (a) evidence of an arrangement with the

GAMETECH INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
customer; (b) play or availability of the bingo terminals; (c) a fixed or determinable fee; and (d) collectibility is reasonably assured. The Company exercises judgment in assessing the credit worthiness of customers to determine whether collectibility is reasonably assured. Should changes in conditions cause the Company to determine the factors are not met for future transactions, revenue recognized for future reporting periods could be adversely affected.

Accounts Receivable and Allowance for Doubtful Accounts
      The Company’s receivables are recorded when revenue is recognized in accordance with its revenue recognition policy and represent claims against third parties that will be settled in cash. The carrying value of the Company’s receivables, net of allowance for doubtful accounts represents their estimated net realizable value.
      The Company has established an allowance for uncollectible accounts based primarily on management’s evaluation of the customer’s financial condition, past collection history and aging of accounts receivable balances. The Company’s customer base consists primarily of entities operating in charitable, Native American, and commercial bingo halls located throughout the United States. In some jurisdictions, the billing and collection function is performed as part of a distributor relationship, and in those instances, the Company maintains allowances for possible losses resulting from non-payment by both the customer and distributor. The Company performs ongoing evaluations of customers and distributors for credit worthiness, economic trends, changes in customer payment terms, and historical collection experience when evaluating the adequacy of its allowance for doubtful accounts. The Company also reserves a percentage of accounts receivable based on aging category. In determining these percentages, the Company reviews historical write-offs of receivables, payment trends, and other available information. While such estimates have been within the Company’s expectations and the provisions established, a change in financial condition of specific customers or in overall trends experienced may result in future adjustments of the Company’s estimates of collectibility of its receivables.

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
      Because of uncertainties related to these matters, accruals are based only on the best information available at the time. As additional information becomes available, the Company reassesses the potential liability related to pending claims and litigation and may revise its estimates. Such revisions in the estimates of the potential liabilities could have a material impact on the Company’s results of operations, and financial condition.

Advertising and Promotion Costs
      Advertising and promotion costs are expensed as incurred. Such costs during fiscal years 2005, 2004, and 2003 were not material.

GAMETECH INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Research and Development Costs
      Research and development costs are charged to the results of operations when incurred.

Stock Based Compensation
      The Company generally grants stock options to its employees for a fixed number of shares with an exercise price equal to the fair value of the shares on the date of the grant.
      Currently, as allowed under SFAS 123, Accounting for Stock Based Compensation, the Company has elected to follow Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”) and related interpretations in accounting for stock awards to employees using the intrinsic method. Accordingly, no compensation expense is recognized in the Company’s financial statements in connection with stock options granted to employees with exercise prices not less than fair value.
      Stock-based compensation arrangements to non-employees are accounted for in accordance with SFAS 123 and EITF No. 96-18, “Accounting for Equity Instruments that are Issued to Other than Employees for Acquiring, or in Conjunction with Selling Goods or Services”, using a fair value approach. The compensation costs of these arrangements are subject to re-measurement over the vesting terms as earned.
      In December 2004, the vesting period for 20,000 employee stock options to purchase shares of the Company’s common stock was accelerated and became fully vested. As a result of this stock option modification, the Company recorded compensation expense of $29,000 for the quarter ended January 2005. The stock compensation expense was calculated using the intrinsic value method, which compares the common stock option exercise price to the fair market value of the underlying common stock on the date of the modification.
      In January 2005, the term for 67,000 options of a former employee to purchase shares of the Company’s common stock was extended for an additional six months and vesting was accelerated as the result of an executed consulting agreement. As a result of this six month consulting agreement to assist the Company in various legal matters and resulting stock option modification, the Company recorded compensation expense of $64,000 for the quarter ended January 2005. The stock options are subject to measurement under Financial Accounting Standards 123 (SFAS 123) and Emerging Issues Task Force Issue No. 96-18 (EITF 96-18). SFAS 123 set forth the requirements with respect to accounting for transactions involving a company’s stock that is issued in exchange for goods or services. According to SFAS 123, these transactions should be measured at the fair value of the equity issued. In accordance with EITF 96-18, compensation expense is measured based on the fair value of the option at the date the performance commitment is reached. The Company has determined that the performance commitment was reached upon the effective date of the consulting agreement that occurred January 2, 2005. The fair value of the stock options was measured at that date based on the Black-Scholes model using a SFAS 123 approach. Per EITF 96-18, a recognized expense should not be reversed even if the exercise expires unexercised. The stock compensation expense is recorded in sales and marketing expense in the consolidated statement of operations.
      In August 2005, the Company’s Board of Directors approved the acceleration of the vesting of all unvested stock options awarded under its 1997 Incentive Stock Plan. As a result, options to purchase 367,000 shares of common stock became exercisable as of that date. Of these options, 100,000 included exercise prices below fair value, resulting in a stock compensation expense of $10,000 computed using the intrinsic value method. All other terms and conditions related to these options, including the exercise prices, remain unchanged. The decision to accelerate the vesting of these options was made to avoid recognizing compensation costs in future financial statements upon the adoption of SFAS 123(R), Share Based Payment beginning in fiscal 2006.

GAMETECH INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      For the purpose of pro forma disclosures pursuant to SFAS 123 as amended by SFAS 148, the estimated fair value of options is amortized to expense over the options’ vesting periods. The following table illustrates the effect on net income (loss) per share if the Company had applied the fair value recognition provision of SFAS 123 to stock based employee compensation:

	Year Ended October 31,

	2005	2004	2003

	(In thousands, except per share
	amounts)
Net income (loss) as reported	$1,336	$(9,906)	$1,191
Stock-based employee compensation expense included in reported net income, net of related tax benefits	39	—	—
Stock-based employee compensation expense determined under fair value method for all awards, net of related tax effects	(1,285)	(475)	(425)

Pro forma net income (loss)	$90	$(10,381)	$766

Net Income (loss) per share
Basic:
As reported	$0.11	$(0.84)	$0.10
Pro forma	$0.01	$(0.88)	$0.07
Diluted:
As reported	$0.11	$(0.84)	0.10
Pro forma	$0.01	$(0.88)	$0.06
      The pro forma amounts discussed above are not indicative of the pro forma effect in future years, since the estimated fair value of options is amortized to expense over the vesting period. The fair value of options granted has been estimated and were derived using the Black-Scholes option valuation model and the expected life of the options used in the calculations has been determined using historical exercise patterns. The following weighted average assumptions were used in determining fair value.
      These amounts were determined using the Black-Scholes option-pricing model, which values options based on the stock price at the grant date, the expected life of the option, the estimated volatility of the stock, the expected dividend payments, and the risk-free interest rate over the expected life of the option. The assumptions used in the Black-Scholes model were as follows:

	Year Ended October 31,

	2005	2004	2003

Risk-free interest rate	3.98%	3.76%	4.41%
Dividend yield	—	2.63%	—
Volatility factor	64.4%	66.2%	70.3%
Expected life (in years)	8.0	8.0	8.0
      The Black-Scholes option valuation model was developed for estimating the fair value of traded options that have no vesting restrictions and are fully transferable. Because option valuation models require the use of subjective assumptions, changes in these assumptions can materially affect the fair value of the options, and the Company’s options do not have the characteristics of traded options.

Net Income (Loss) Per Share
      Net income (loss) per share is computed in accordance with SFAS No. 128, Earnings per Share, which requires the presentation of both basic and diluted net income (loss) per share. Basic net income (loss) per

GAMETECH INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
share is based solely upon the weighted average number of common shares outstanding and excludes any dilutive effects of options, warrants and convertible securities. Diluted net income (loss) per share is based upon the weighted average number of common shares and common-share equivalents outstanding during the year excluding those common-share equivalents where the impact to basic net income (loss) per share would be antidilutive. The difference between basic and diluted net income (loss) per share is attributable to stock options.

Concentrations of Credit Risk
      Financial instruments, which potentially subject the Company to concentration of credit risk, consist primarily of cash and cash equivalents, short-term investments, restricted short-term investments, and trade receivables. Cash equivalents, short-term investments, and restricted short-term investments are investment-grade, short-term debt instruments, consisting of treasury bills, mortgage-backed securities, asset-backed commercial paper, unsecured corporate notes, and money market accounts, all of which are maintained with high credit quality financial institutions. Cash and cash equivalents are in excess of Federal Deposit Insurance Corporation insurance limits.
      No single customer comprised more than ten percent of the Company’s total revenue during fiscal years 2005, 2004 and 2003. However, the Company conducts a substantial amount of its business through distributor relationships, many of which act as a collection agent.

Fair Values of Financial Instruments
      The carrying amounts reported in the consolidated balance sheets for cash and cash equivalents, short-term investments, accounts receivable, restricted short-term investments, accounts payable, and accrued liabilities approximate fair value.

Reclassifications
      Certain prior year reclassifications have been made to conform to classifications used in the current period. These reclassifications did not have an impact on previously reported financial position, cash flows or results of operations.

Recent Accounting Pronouncements
      In November 2004, the FASB issued SFAS No. 151, Inventory Costs — an amendment of ARB No. 43, Chapter 4. The amendments made by SFAS No. 151 clarify that abnormal amounts of idle facility expense, freights, handling costs, and wasted materials (spoilage) should be recognized as current-period charges and require the allocation of fixed production overheads to inventory based on the normal capacity of the production facilities. SFAS No. 151 is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. Earlier application is permitted for inventory costs incurred during fiscal years beginning after November 23, 2004. The Company does not expect the adoption of this recently-issued accounting pronouncement to have a material impact on its financial position, cash flows or results of operations
      In December 2004, the FASB issued SFAS No. 123 (revised 2004, or “R”), Share-Based Payment — a revision of FASB Statement No. 123 Accounting for Stock-Based Compensation. SFAS No. 123 supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and amends SFAS No. 95, Statement of Cash Flows. SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative. SFAS No. 123(R) will be effective for the first annual filing period that begins after June 15, 2005. The new standard will be effective for the first quarter of fiscal 2006.

GAMETECH INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Under SFAS No. 123(R), the Company must determine the appropriate fair value method to be used for valuing share-based payments, the amortization method of compensation cost and the transition method to be used at the date of adoption. The transition methods include prospective and retroactive adoption options. Under the retroactive option, prior periods may be restated either as of the beginning of the year of adoption or for the periods presented. The prospective method requires that compensation cost be recorded for the unvested stock options and unvested stock at the beginning of the first quarter of adoption of SFAS No. 123(R), whereas the retroactive method requires recording compensation cost for all unvested stock options along with unvested stock beginning with the first period restated. Beginning in the first quarter of fiscal 2006, the Company will adopt the provisions of the Financial Accounting Standards No. 123 (revised 2004) “Share-Based Payment” (SFAS 123R) following the modified prospective method.
      As permitted by SFAS No. 123, the Company currently accounts for share-based payments to employees using APB Opinion 25’s intrinsic value method and, as such, generally recognize no compensation cost for employee stock options. Accordingly, the adoption of SFAS No. 123(R)’s fair value method will have a significant impact on the Company’s result of operations, although it will have no impact on its overall financial position. The Company cannot predict the impact of adoption of SFAS No. 123(R) at this time because it will depend on levels of share-based payments granted in the future. SFAS No. 123(R) also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required under current literature.
      All options outstanding at October 31, 2005 are fully vested. No compensation cost will be recognized in any future periods for all options outstanding as of October 31, 2005.
      In December 2004, the FASB issued SFAS No. 153, Exchanges of Non-monetary Assets — an amendment of Accounting Principles Board (“APB”) Opinion No. 29, Accounting for Non-monetary Transactions. The guidance in APB No. 29 is based on the principle that exchanges of non-monetary assets should be measured based on the fair value of the assets exchanged. The guidance in APB No. 29, however, included certain exceptions to that principle. SFAS No. 153 amends APB No. 29 to eliminate the exception for non-monetary exchanges of similar productive assets and replaces it with a general exception for exchanges of non-monetary assets that do not have commercial substance. A non-monetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. The provisions of SFAS No. 153 are applicable for non-monetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. The Company does not expect the adoption of this recently issued accounting pronouncement to have a material impact on its financial position, cash flows or results of operations.
      In June 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections — a replacement of APB No. 20 and SFAS No. 3. SFAS No. 154 provides guidance on the accounting for and reporting of accounting changes and error corrections. It establishes, unless impracticable, retrospective application as the required method for reporting a change in accounting principle in the absence of explicit transition requirements specific to the newly adopted accounting principle. SFAS No. 154 also provides guidance for determining whether retrospective application of a change in accounting principle is impracticable and for reporting a change when retrospective application is impracticable. The correction of an error in previously issued financial statements is not an accounting change. However, the reporting of an error correction involves adjustments to previously issued financial statements similar to those generally applicable to reporting an accounting change retrospectively. Therefore, the reporting of a correction of an error by restating previously issued financial statements is also addressed by SFAS No. 154. SFAS No. 154 is required to be adopted in fiscal years beginning after December 15, 2005.

2.	Acquisition of Assets
      On November 7, 2002, the Company acquired certain assets of International Gaming Systems, Inc. (“IGS”) for a cash purchase price of $3.5 million, which included approximately $69,000 of acquisition costs.

GAMETECH INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
The transaction was accounted for as a purchase of a business in accordance with SFAS No. 141, Business Combinations, and accordingly, the operating results have been included in the Company’s consolidated financial statements since the date of acquisition.
      The total purchase price of the transaction has been allocated to the identifiable intangible assets and tangible assets acquired, based on their estimated fair values at the date of acquisition, with any residual amount allocated to goodwill as follows (in thousands):

Acquired assets:
Bingo equipment	$582
Intellectual property	750
Distributor contracts	260
Trademarks	28
Goodwill	1,849

$3,469

      The maximum potential contingent payments relating to the acquisition were $2,043,000, which was placed in escrow pending the outcome of certain events. The full balance of the escrow amount has been released to IGS as a result of the successful transfer of title of certain assets to the Company, the verification of the number of bingo terminals acquired, the satisfaction of certain representations and warranties made by IGS, and the negotiation of new contracts with IGS’s former New York customers or the receipt by the Company of continuing revenues from the New York customers. These amounts have been included in the purchase price allocated to the assets acquired.

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
      The Company assessed the value of its goodwill as of July 31, 2005, 2004 and 2003 (its annual review date) and concluded there was no goodwill impairment.
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

GAMETECH INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Intangible assets consisted of the following as of October 31, 2005 (in thousands):

				Weighted Average
		Accumulated	Net Carrying	Amortization Period
	Stated Value	Amortization	Value	(In Years)

Intellectual Property (software)	$4,060	$(2,351)	$1,709	3.1
Copyrights/trademarks	286	(284)	2	4.5
Distributor buyouts	1,800	(1,700)	100	2.3

	$6,146	$(4,335)	$1,811

      Intangible assets consisted of the following as of October 31, 2004 (in thousands):

				Weighted Average
		Accumulated	Net Carrying	Amortization Period
	Stated Value	Amortization	Value	(In Years)

Intellectual Property (software)	$3,268	$(1,866)	$1,402	3.1
Copyrights/trademarks	312	(275)	37	4.6
Distributor buyouts	1,800	(1,473)	327	2.3

	$5,380	$(3,614)	$1,766

      Intangibles are being amortized over the respective useful lives of the assets ranging from two to five years. Amortization expense related to the intangibles in fiscal years 2005, 2004 and 2003 was $721,000, $1,524,000 and $1,416,000, respectively (including amortization of intellectual property software developed under SFAS 86 of $485,000, $298,000 and $184,000, respectively).
      During October 2004, the Company concluded that an intellectual property software developed for a Class II gaming device was not in compliance with proposed gaming regulations. The proposed regulation would classify this game as a Class III game and with this classification the Company’s market is limited. As a result, the Company believes that future cash projections for this game are not material and the entire value capitalized of $173,000 was charged to research and development expense.
      Estimated aggregate amortization expense for intangible assets subject to amortization as of October 31, 2005 is as follows (in thousands):

2006	$679
2007	687
2008	394
2009	51

$1,811

4.	Restricted Short-Term Investments
      Restricted short-term investments at October 31, 2005 consisted of bank certificates of deposit used to collateralize irrevocable standby letters of credit pledged to the court to secure certain previous judgments against the Company pending results of the Company’s appeals. The certificates of deposit are in the amounts of $3.5 million and $1.1 million together with accrued interest, include interest rates of 2.96% and 3.35%, respectively and mature April 6, 2006 and August 10, 2006, respectively (See Note 7).

GAMETECH INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

5.	Bingo Equipment, Furniture and Other Equipment
      Bingo equipment, furniture and other equipment consisted of the following as of October 31, 2005 and 2004 (in thousands):

	October 31,

	2005	2004

Bingo equipment	$52,309	$51,039
Component parts	1,817	2,208
Office furniture and equipment	4,328	4,515
Leasehold improvements	757	747

	59,211	58,509
Less accumulated depreciation and amortization	36,273	31,173
Less reserve for excess or obsolete terminals	2,878	3,384

Bingo equipment, furniture and other equipment, net	$20,060	$23,952

      Depreciation for bingo equipment is applied over three- and five-year periods. Terminals on-hand that are not expected to be re-used are provided for as excess or obsolete.
      Depreciation expense during the fiscal years ended October 31, 2005, 2004 and 2003 amounted to approximately $10.7 million, $10.2 million and $8.8 million, respectively. In addition, during fiscal years ended October 31, 2005, 2004 and 2003, the Company reserved $0, $355,000 and $50,000, respectively for bingo terminals not expected to be re-used.

6.	Credit Agreements
      Effective April 2, 2005, the Company renewed its revolving line of credit agreement with a bank at substantially the same terms and conditions. The maximum amount available under the terms of the agreement is $2.5 million. Borrowings bear interest based on the bank’s prime rate or LIBOR plus 2.0%, at the Company’s option. Interest is payable monthly and the agreement expires on April 2, 2006. The Company can give no assurance that the credit agreement will be renewed. The Company’s obligations under the agreement are secured by substantially all of the Company’s assets. The agreement contains certain restrictive covenants, which, among other things, require that specified financial balances and ratios be maintained, requires profitability to be maintained on a quarterly basis, and restricts the incurrence of additional indebtedness and payment of dividends. In addition, the Company’s aggregate of cash and readily marketable securities must at all times exceed 1.5 multiplied by the amount of the line of credit. At October 31, 2005 and 2004, there was no outstanding balance under the line of credit and the Company was in compliance with all terms and covenants of the agreement.

7.	Commitments and Contingencies

Leases
      The Company leases administrative and warehouse facilities and certain equipment under non-cancelable operating leases. Rent expense during fiscal years ended October 31, 2005, 2004 and 2003 approximated $912,000, $943,000 and $846,000, respectively.

GAMETECH INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Future minimum lease payments under these leases as of October 31, 2005 are as follows (in thousands):

2006	$724
2007	584
2008	567
2009	569
2010	513

$2,957

Purchase Commitments
      From time to time, the Company enters into commitments with its vendors to purchase bingo terminals and support equipment at fixed prices and/or guaranteed quantities. During the second quarter of the fiscal year ended October 31, 2005, the Company entered into such an agreement with one of its vendors to provide approximately $1.2 million in Traveler terminals. As of October 31, 2005, $120,000 of the commitment was outstanding and all purchases are expected to occur in the first quarter of fiscal 2006. In addition, during the third quarter of this fiscal year, the Company entered into two additional agreements with the same vendor to provide an additional $2.5 million in Traveler terminals. All of this commitment was outstanding as of October 31, 2005 and all purchases are expected to occur in the second quarter of fiscal 2006.

Litigation
      On March 22, 2001, the Company filed GameTech International, Inc. v. Trend Gaming Systems, LLC, CIV 01-0540 PHX LOA, a claim in the United States District Court for the District of Arizona, seeking a declaratory judgment that the Company is not in material breach of its November 1, 1999 Distribution Agreement with Trend Gaming Systems, LLC (“Trend”), and seeking damages for past due payments and wrongful withholdings by Trend. Trend counterclaimed, alleging that its payments were in compliance with its contractual obligations. Trend also contended that the Company was in breach of certain of its contractual obligations to Trend, including that the Company had wrongfully terminated Trend. On December 16, 2002, the court entered at the Company’s request an order enjoining Trend from using approximately $540,000 in funds it had collected on the Company’s behalf, pending a trial on the Company’s ownership interest in those funds. The money was placed in two bank accounts/constructive trusts, subject to the court’s control. The sums in those accounts now total approximately $600,000. In addition, collections of accounts receivable by Trend, if any, are also being placed in that account, pending the resolution of the case. The Company posted a $450,000 deposit with the court as a bond, which is presented as restricted cash on its condensed consolidated balance sheets. The accounts receivable from Trend were fully reserved as of October 31, 2005 and October 31, 2004. Trial in this matter commenced October 4, 2004. On November 1, 2004, the jury returned a verdict in favor of Trend against the Company in the amount of $3.5 million in compensatory damages. The jury also awarded the Company $735,000 in compensatory damages against Trend for funds Trend collected on the Company’s behalf but failed to remit to the Company. The court denied all of the Company’s post-trial motions, except that it maintained the injunction imposing a constructive trust, pending resolution of the issues on appeal. The court setoff the jury awards and entered an amended judgment for Trend on May 12, 2005, in the amount of $2.8 million, plus interest on that sum at the rate of 3.31% per annum beginning March 30, 2005. The Company appealed to the United States Court of Appeals for the Ninth Circuit on April 8, 2005. The Company posted a supersedeas bond on April 8, 2005 in the court-appointed amount of $3.4 million, which bond stays any action by Trend to collect on the judgment, pending appeal. Trend initially sought an award of $810,000 in legal fees and $26,000 in expenses and costs. In an amended request, Trend sought an award of $1.4 million in legal fees and $61,000 in expenses and costs. The court awarded Trend $909,000 in legal fees, expenses and costs plus interest of 3.77% per annum beginning August 5, 2005. The

GAMETECH INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Company appealed the fee award to the United States Court of Appeals for the Ninth Circuit on August 5, 2005. An additional supersedeas bond was posted with the court on August 18, 2005 in the amount of $1.1 million, thereby staying any action by Trend to collect the fees, pending appeal. Any cash used in the collateralization of the bonds is accounted for as restricted short-term investments on the Company’s consolidated balance sheets. The Company cannot provide assurance that it will succeed in setting the judgments aside on appeal. Currently, the court has not set a hearing date for the appeal. For the year ended October 31, 2004, the Company recorded an estimated loss contingency in the Trend litigation of $3.6 million, which was estimated based on the amounts of the judgment described above. The Company recorded an additional loss contingency of $72,000 in the third quarter of fiscal 2005 to account for the increased total award to Trend for legal fees and expenses and costs of $909,000. The Company feels the amount recorded is appropriate as of October 31, 2005. In addition, a loss contingency of $65,000 was recorded in the fiscal year ended October 31, 2005 to account for interest accrued on the Trend judgment.
      On October 30, 2002, Capital Gaming Supplies (“Capital”) filed Capital Gaming Supplies, Inc. v. GameTech International, Inc. Civil Action No. 3:02 CV1636WS in the United States District Court for the Southern District of Mississippi, seeking a judgment that the Company tortiously interfered with alleged existing and prospective customer accounts. The Company denied the allegations and filed a counter-claim seeking a judgment that Capital tortiously interfered with the Company’s customer accounts. On April 18, 2003, Capital filed an amended complaint, adding other claims against the Company and other defendants, including a claim for malicious breach of contract against International Gaming Systems, Inc. (“IGS”) and its principals. In November 2002, the Company acquired certain assets of IGS and assumed certain claims filed by Capital against IGS and its principals. Capital sought compensatory and punitive damages from all defendants. On September 30, 2004, the district court entered a summary judgment in favor of all defendants dismissing all of Capital’s claims with prejudice. Capital appealed the judgment to the United States Court of Appeals for the Fifth Circuit, which heard oral argument on the matter on December 5, 2005. On February 8, 2006, the appellate court affirmed the judgment by the district court.
      On March 2, 2004, the jury rendered a verdict in the Company’s favor awarding compensatory and punitive damages against Trend Gaming, LLC, a Kentucky LLC (“Trend Gaming”), (involving a prior distribution agreement in Virginia) in the total amount of approximately $1.5 million. The jury also returned a verdict against Steven W. and Rhonda Hieronymus awarding compensatory and punitive damages of $1.0 million. The court reduced compensatory damages against Trend Gaming to $1.1 million. The court affirmed $150,000 in punitive damages against Trend Gaming and awarded the Company fees and costs of suit against Trend Gaming in the amount of $650,000. Compensatory damages against Mr. and Mrs. Hieronymus have been reduced to $762,000 but the punitive damage award against them in the amount of $150,000 remains unchanged. Of the total compensatory damages of $1.1 million awarded to the Company, $762,000 represents compensation for lost profits. The Company can only collect such damages from one of the defendants to avoid a double recovery. Defendants have appealed the judgment against them. The Appellate Court has not set a date for oral argument. Defendants did not post a supersedeas bond, and the Company is therefore not precluded from pursuing collection on the judgment during the appeal. The Company has not recorded an estimated gain contingency, as the Company can make no assurances whether it will be able to collect any award from the defendants.
      On March 3, 2005, the Company received an Original Notice of Opportunity to Show Compliance (the “Notice”) from the Texas Lottery Commission (the “Commission”). The Notice alleged that the Company engaged in acts prohibited by Sections 2001.553, 2001.556, 2001.206 and 2001.407 of the Texas Bingo Enabling Act (the “Enabling Act”). On May 16, 2005, the Commission sent a First Amended Notice of Opportunity to Show Compliance (the “Amended Notice”). The Amended Notice reduced the alleged violations to Sections 2001.553 and 2001.556 of the Enabling Act. The Amended Notice specifically alleges that a former employee of the Company, acting solely or in conjunction with others, engaged in conduct in violation of the Enabling Act, including price fixing and unlicensed distribution. To avoid protracted litigation,

GAMETECH INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
the Company entered into an Agreement in Compromise with the Commission (the “Agreement”). The Agreement calls for the Company to pay the Commission $200,000 plus administrative expenses of $50,000. In approving the Agreement on August 15, 2005, the Commission made no finding of wrongdoing by the Company. The unpaid amount of $200,000 was accrued as of October 31, 2005.
      The Company is involved in various other legal proceedings arising in the ordinary course of its business. The Company does not believe that any of those proceedings will have a material adverse effect on its business, financial position, or results of operations.

8.	Stockholders’ Equity

Stock Options
      In August 1997, the Company with the approval of its stockholders and directors, adopted the 1997 Incentive Stock Plan (the “1997 Plan”). Under the 1997 Plan, either incentive stock options (“ISO’s”) or nonqualified stock options (“NSO’s”) may be granted to employees, directors, and consultants to purchase the Company’s common stock at an exercise price determined by the Board of Directors on the date of grant. ISO’s may be granted only to employees at an exercise price that equals or exceeds the fair value of such shares on the date such option is granted. The options generally have a term of ten years and vesting periods are determined at the discretion of the Board of Directors. The Company has reserved 4,000,000 shares of common stock for issuance under the 1997 Plan, which included options granted during the twelve months immediately preceding the adoption of the 1997 Plan. As of October 31, 2005, options to purchase 1,410,200 shares of common stock were outstanding at exercise prices ranging from $2.66 to $5.20 per share under the 1997 Plan. In addition, as of October 31, 2005, 811,325 shares of common stock were available for future grants under the 1997 Plan.
      A summary of the activity under the stock option plan and related information is presented below:

	Year Ended October 31,

	2005		2004		2003

		Weighted-		Weighted-		Weighted-
	Number of	Average	Number of	Average	Number of	Average
	Shares	Exercise	Shares	Exercise	Shares	Exercise
	(Options)	Price	(Options)	Price	(Options)	Price

Balance at beginning of year	970,125	$4.25	698,575	$3.80	1,254,360	$3.24
Options:
Granted	826,950	$3.12	473,600	$4.66	293,000	$3.63
Forfeited	(346,675)	$4.16	(94,475)	$3.84	(346,785)	$5.61
Exercised	(40,200)	$3.36	(107,575)	$3.47	(502,000)	$1.06

Balance at end of year	1,410,200	$4.25	970,125	$4.25	698,575	$3.80

Exercisable at end of year	1,410,200	$3.63	499,900	$4.20	335,450	$3.69

Weighted average grant-date fair value of options granted during the year		$2.16		$2.51		$2.66

GAMETECH INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The following table summarizes information regarding stock options outstanding and exercisable as of October 31, 2005:

	Options Outstanding			Options Exercisable

		Weighted-
		Average	Weighted-		Weighted-
		Remaining	Average		Average
	Number	Contractual Life	Exercise	Number	Exercise
Range of Exercise Prices	Exercisable	(In Years)	Price	Exercisable	Price

$2.66 - $3.00	428,500	9.58	$2.82	428,500	$2.82
$3.10 - $3.19	208,000	9.19	$3.16	208,000	$3.16
$3.31 - $3.63	222,500	8.17	$3.51	222,500	$3.51
$3.81 - $4.10	273,200	7.57	$3.94	273,200	$3.94
$4.15 - $5.20	278,000	8.52	$5.03	278,000	$5.03

	1,410,200	8.67	$3.63	1,410,200	$3.63

Stockholder Rights Agreement
      On March 7, 2003, the Company adopted a Rights Agreement (the “Rights Agreement”) that may have the effect of deterring, or preventing a change in control that might otherwise be in the best interest of the Company’s stockholders. Under the Rights Agreement, a dividend of one preferred share purchase right was issued for each outstanding share of common stock held by the stockholders of record as of the close of business on March 17, 2003. Each right entitles the stockholder to purchase, at a price of $16.00, one one-thousandth of a share of Series A Junior Participating Preferred Stock.
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

9.	Income Taxes
      The income tax provision (benefit) recorded in the consolidated statement of operations consists of the following (in thousands):

	Year Ended October 31,

	2005	2004	2003

Current:
Federal	$565	$—	$146
State	109	90	73
Foreign	52	—	—
Deferred:
Federal	(243)	(1,526)	698
State	51	(284)	8

	$534	$(1,720)	$925

GAMETECH INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The significant components of the Company’s deferred income tax assets and liabilities as of October 31, 2005 and 2004 are as follows (in thousands):

	October 31, 2005

	Current	Non-Current

Deferred income tax assets:
Amortization of intangible assets	$—	$914
Allowance for doubtful accounts	890	—
Loss contingencies	1,412	—
Accrued vacation	137	—
Various accruals	110	—
Capital loss carryforward	—	12

Total deferred income tax assets	2,549	926
Deferred income tax liability:
Depreciation	—	(2,185)

Net deferred income tax asset (liability)	$2,549	$(1,259)

	October 31, 2004

	Current	Non-Current

Deferred income tax assets:
Amortization of intangible assets	$—	$1,454
Allowance for doubtful accounts	920	—
Reserve for excess or obsolete terminals	1,269	—
Loss contingencies	1,361	—
Accrued vacation	177	—
Various accruals	103	224

Total deferred income tax assets	3,830	1,678
Deferred income tax liability:
Depreciation	(1,472)	(2,367)

Net deferred income tax asset (liability)	$2,358	$(689)

GAMETECH INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The differences between the Company’s provision for (benefit from) income taxes as presented in the accompanying consolidated statements of operations and provision for (benefit from) income taxes computed at the federal statutory rate of 34% was as follows:

	Year Ended October 31,

	2005	2004	2003

Income tax provision (benefit) at the statutory rate	34.0%	(34.0)%	34.0%
State income taxes, net	4.0	(1.1)	2.4
Foreign income taxes, net of credits	(0.7)	—	—
Revision to income tax payable due to closure of statute of limitations	(11.4)	—	—
Meals and entertainment	2.3	0.3	2.0
Non deductible lobbying expenses	2.3	0.8	3.5
Impairment of goodwill	—	19.4	—
Other, net	(2.0)	(0.2)	1.8

Income tax provision (benefit) at its effective rate	28.5%	(14.8)%	43.7%

10.	Short Term Investments
      The Company currently invests in only investment grade, short-term investments which it classifies as available-for-sale. As such, there were no significant differences between amortized cost and estimated fair value at October 31, 2005 or October 31, 2004. Additionally, because investments are short-term and are generally allowed to mature, realized gains and loss for fiscal 2005 and 2004 are minimal.
      The following table presents the estimated fair value breakdown of investment by category (in thousands):

	October 31,

	2005	2004

U.S. Treasury and agency securities	$503	$2,605

11.	Accrued Severance
      The Company has incurred expenses connected with severance agreements. These amounts are recorded in accrued payroll. In fiscal 2005, total severance expenses of $1.0 million consisted of $45,000 in cost of revenue, $626,000 in general and administrative, $353,000 in sales and marketing, and $15,000 in research and development. In fiscal 2004, total severance expenses of $813,000 consisted of $157,000 in cost of revenue, $503,000 in general and administrative, and $153,000 in research and development.
      Accrued severance consisted of the following as of October 31, 2005 and 2004 (in thousands):

	October 31,

	2005	2004

Beginning balance	$704	$—
Severance expenses	1,039	813
Less severance paid	(1,384)	(109)

Ending Balance	$359	$704

GAMETECH INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

12.	Other Accrued Liabilities
      Other accrued liabilities consist of (in thousands):

	October 31,

	2005	2004

Accrued professional fees	$870	$1,401
Accrued legal settlement	200	—
Accrued distributor commissions	412	486
Deferred revenue	2	82
Accrued property tax	141	3
Other	435	420

	$2,060	$2,392

13.	Net Income (Loss) Per Share
      A reconciliation of the shares used in the basic and fully diluted net income (loss) per share calculations follows (in thousands):

	Year Ended October 31,

	2005	2004	2003

Basic weighted average shares outstanding	11,868	11,775	11,696
Effect of dilutive securities:
Stock options	92	—	122

Diluted	11,960	11,775	11,818

      Employee stock options to purchase approximately 832,000, 970,000, and 550,000 shares in fiscal years ending October 31, 2005, 2004, and 2003, respectively, were outstanding, but were not included in the computation of diluted earnings per share because the effect would have been antidilutive.

14.	Valuation and Qualifying Accounts (in thousands)

		Additions	Net
		Charged	Deductions
	Balance at	to Costs	(Write-Offs,
	Beginning	and	Net of	Balance at
Description	of Period	Expenses	Collections)	End of Period

Allowance for accounts receivable
Year ended October 31, 2003:
Allowance	$2,342	$234	$(289)	$2,287
Year ended October 31, 2004:
Allowance	$2,287	$281	$(114)	$2,454
Year ended October 31, 2005:
Allowance	$2,454	$43	$(123)	$2,374

GAMETECH INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The balance of the allowance for accounts receivable for fiscal years ended 2005, 2004, and 2003 included a combined allowance of $1.6 million for Trend Gaming Systems, LLC and Trend Gaming, LLC (see Note 7).

		Additions
		Charged
	Balance at	to Costs	Deductions
	Beginning	and	(Disposal of	Balance at
Description	of Period	Expenses	Assets)	End of Period

Allowance for property and equipment
Year ended October 31, 2003:
Allowance	$3,432	$50	$(310)	$3,172
Year ended October 31, 2004:
Allowance	$3,172	$355	$(143)	$3,384
Year ended October 31, 2005:
Allowance	$3,384	$—	$(506)	$2,878

15.	Subsequent Events
      In the first quarter of fiscal 2006, the Company entered into two additional purchase commitments to provide approximately $2.4 million in Traveler terminals. All purchases are expected to occur in fiscal 2006.

16.	Quarterly Financial Information (Unaudited)
      Summarized unaudited quarterly financial information for the years 2005 and 2004 are noted below (in thousands, except per share amounts):

	Year Ended October 31, 2005

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter

Revenue	$12,320	$12,746	$12,444	$12,141
Gross profit	$6,850	$7,600	$7,674	$7,223
Income (loss) from operations	$(33)	$687	$159	$981
Net income	$1	$303	$85	$947
Net income per share:
Basic	$0.00	$0.03	$0.01	$0.07
Diluted	$0.00	$0.03	$0.01	$0.07

GAMETECH INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      During the fourth quarter ended October 31, 2005, the Company recorded the following expenses:

•	$360,000 was credited to provision for taxes in the Statement of Operations due to adjustments in income tax liabilities.

	Year Ended October 31, 2004

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter

Revenue	$12,615	$13,359	$12,916	$12,600
Gross profit	$6,905	$7,744	$6,807	$6,007
Income (loss) from operations	$(31)	$127	$168	$(11,948)
Net income (loss)	$(15)	$58	$33	$(9,982)
Net income per share:
Basic	$0.00	$0.00	$0.00	$(0.84)
Diluted	$0.00	$0.00	$0.00	$(0.84)
      During the fourth quarter ended October 31, 2004 the Company recorded the following expenses:

•	$3,628,000 was charged to general and administrative expenses as the estimated legal award to a terminated distributor.

•	Severance costs for involuntary terminations of personnel and management resignations amounting to $813,000, of which $157,000, $153,000 and $503,000 was charged to cost of revenue, research and development, and general and administrative expenses, respectively.

•	Impairment charge for capitalized software amounting to $173,000, primarily recorded in research and development expenses.

•	An impairment charge of $6,625,000 related to goodwill. The charge was recorded in operating expenses.

EXHIBIT INDEX

Exhibit
Number	Description of Exhibit

3.1	Certificate of Incorporation of the Registrant, as amended(1)

3.3	Certificate of Designation of Series A Junior Participating Preferred Stock of the Registrant(7)

3.4	Second Amended and Restated Bylaws of the Registrant(2)

4.1	GameTech International, Inc. Registration Rights Agreement(3)

4.3	Rights Agreement, dated as of March 7, 2003, between GameTech International, Inc. and Mellon Investor Services, LLC, as rights agent(8)

4.4	Specimen Common Stock Certificate(7)

10.1	GameTech International, Inc. 1997 Incentive Stock Plan(1)

10.15	GameTech International, Inc. 2001 Restricted Stock Plan(5)

10.16	Lease Agreement dated November 18, 1999 between the Registrant and Cypress Corporate Services, including addendum to lease and first amendment dated April 17, 2000(4)

10.17	Revolving Line of Credit dated August 19, 1998 between the Registrant and Wells Fargo Bank, N.A.(4)

10.18	Letter Amendment to Revolving Line of Credit dated April 1, 2000 by and among the Registrant, Bingo Technologies Corporation, and Wells Fargo Bank, N.A.(4)

10.19	Letter Amendment to Revolving Line of Credit dated April 2, 2001 by and among the Registrant, Bingo Technologies Corporation, and Wells Fargo Bank, N.A.(4)

10.22	Employment Agreement dated October 1, 1997 between the Registrant and Andrejs K. Bunkse(4)

10.23	Letter Amendment dated April 2, 2002 between Wells Fargo Bank, N.A., the Registrant, and Bingo Technologies Corporation amending the letter agreement between the parties dated August 19, 1998, together with Revolving Line of Credit Note dated April 2, 2002(6)

10.24	Letter Amendment dated April 2, 2003 between Wells Fargo Bank, N.A., and the Registrant, amending the letter agreement between the parties dated August 19, 1998, together with the Revolving Line of Credit Note dated April 2, 2003(9)

10.25	Employment Agreement dated September 2, 2004, between the Registrant and John B. Furman(10)

10.26	Employment Agreement effective February 1, 2005, between the Registrant and Cornelius T. Klerk(11)

10.27	Letter Agreement by and between the registrant and James C. Wilson, dated as of April 29, 2005(12)

10.28	Credit Agreement, dated April 2, 2005, by and between the Registrant and Wells Fargo Bank, National Association(13)

10.29	Revolving Line of Credit Note, dated April 2, 2005 in favor of Wells Fargo Bank, National Association(13)

10.30	Security Agreement relating to equipment, dated April 2, 2005, in favor of Wells Fargo Bank, National Association(13)

10.31	Continuing Security Agreement relating to rights to payment and inventory, dated April 2, 2005, in favor of Wells Fargo Bank, National Association(13)

10.32	Settlement and Release Agreement by and between the Registrant and John Furman, dated as of June 28, 2005(14)

10.33	Letter Agreement by and between the Registrant and Jay M. Meilstrup, dated as of July 1, 2005(14)

21	List of Subsidiaries(6)

23.1	Consent of Grant Thornton LLP, Independent Registered Public Accounting Firm

23.2	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated by the Securities Exchange Act of 1934, as amended

Exhibit
Number	Description of Exhibit

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated by the Securities Exchange Act of 1934, as amended

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference to the Registrant’s Registration Statement on Form S-1 (Registration No. 333-34967) as filed with the Commission on or about September 4, 1997.

(2)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended January 31, 2004, as filed with the Commission on or about March 16, 2004.

(3)	Incorporated by reference to Amendment No. 1 to the Registrant’s Registration Statement on Form S-1 (Registration No. 333-34967) as filed with the Commission on or about October 17, 1997.

(4)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended October 31, 2001 as filed with the Commission on or about January 29, 2002.

(5)	Incorporated by reference to the Registrant’s Registration Statement on Form S-8 (Registration No. 333-72886) as filed with the Commission on or about November 7, 2001.

(6)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended October 31, 2002 as filed with the Commission on or about January 29, 2003.

(7)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended January 31, 2003 as filed with the Commission on or about March 17, 2003.

(8)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated March 7, 2003 as filed with the Commission on or about March 10, 2003.

(9)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended April 30, 2003 as filed with the Commission on or about June 16, 2003.

(10)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated September 2, 2004 as filed with the Commission on or about September 9, 2004.

(11)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended July 31, 2004 as filed with the Commission on or about September 14, 2004.

(12)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated May 2, 2005 as filed with the Commission on or about May 4, 2005.

(13)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended April 30, 2005 as filed with the Commission on or about June 14, 2005.

(14)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated June 28, 2005 as filed with the Commission on or about July 5, 2005.