Form 10-Q
period 2006-01-31
GAMETECH INTERNATIONAL INC
filed 2006-03-16
CIK 1045014

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED JANUARY 31, 2006
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
Large accelerated filer  ☐       Accelerated filer  ☐       Non-accelerated filer  ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
     On March 8, 2006, the registrant had 11,966,057 outstanding shares of its Common Stock, par value $0.001 per share.

GAMETECH INTERNATIONAL, INC.
QUARTERLY REPORT ON FORM 10–Q
FOR THE QUARTERLY PERIOD ENDED JANUARY 31, 2006
INDEX

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS (UNAUDITED).
GAMETECH INTERNATIONAL, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)

	January 31,	October 31,
	2006	2005
	(Unaudited)	(Note A)
Assets:
Current assets:
Cash and cash equivalents	$7,574	$6,330
Short-term investments	504	503
Accounts receivable, less allowance for doubtful accounts of $2,446 in 2006 and $2,374 in 2005	4,342	3,573
Deposits	20	21
Refundable income taxes	169	742
Restricted short-term investment	4,616	4,581
Prepaid expenses and other current assets	384	326
Deferred income taxes	2,556	2,549

Total current assets	20,165	18,625

Bingo equipment, furniture and other equipment, net	20,127	20,060
Goodwill, net	10,184	10,184
Intangibles, less accumulated amortization of $3,535 in 2006 and $4,335 in 2005	1,754	1,811
Restricted cash	471	450

Total assets	$52,701	$51,130

Liabilities and stockholders’ equity:
Current liabilities:
Accounts payable	$1,557	641
Accrued payroll and related obligations	1,429	1,335
Accrued loss contingency	3,797	3,765
Other accrued liabilities	1,650	2,060

Total current liabilities	8,433	7,801

Non-current employment obligations	181	181
Deferred income taxes	1,229	1,259
Commitments and contingencies	—	—
Stockholders’ equity:
Common stock, $0.001 par value: 40,000,000 shares authorized; 13,776,482 shares issued at January 31, 2006 and 13,740,539 shares issued at October 31, 2005	14	14
Additional paid in capital	47,449	47,319
Retained earnings	3,491	2,652
Treasury stock, at cost: 1,855,325 shares in 2006 and 2005	(8,096)	(8,096)

Total stockholders’ equity	42,858	41,889

Total liabilities and stockholders’ equity	$52,701	$51,130

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GAMETECH INTERNATIONAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share amounts)
(Unaudited)

	Three Months
	Ended January 31,
	2006	2005
Net revenue	$12,347	$12,320
Cost of revenue	4,651	5,470

Gross profit	7,696	6,850
Operating expenses:
General and administrative	2,615	2,741
Sales and marketing	2,720	3,059
Research and development	1,053	1,083
Loss contingencies	32	—

Total operating expenses	6,420	6,883

Income (loss) from operations	1,276	(33)

Interest and other income, net	99	35

Income before income taxes	1,375	2

Provision for income taxes	536	1

Net income	$839	$1

Net income per share:

Basic	$0.07	$0.00

Diluted	$0.07	$0.00

Shares used in calculating net income per share:

Basic	11,914	11,846

Diluted	12,120	11,950

Dividends per share	$0.00	$0.03

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GAMETECH INTERNATIONAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in thousands)

	Three Months Ended
	January 31,
	2006	2005
Cash flows from operating activities :
Net income	$839	$1
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,576	3,075
Obsolescence and loss on disposal of bingo terminals and related equipment	68	241
Loss on disposals of furniture and other equipment	2	—
Stock compensation expense	—	93
Deferred income taxes	(37)	(4)
Interest on short-term investments	(1)	(11)
Interest on restricted cash	(21)	—
Other changes in operating assets and liabilities:
Accounts receivable, net	(769)	(32)
Deposits	1	(3)
Refundable income taxes	573	4
Restricted short-term investments	(35)	—
Prepaid expenses and other current assets	(58)	(150)
Accounts payable	916	(879)
Accrued payroll and related obligations	94	(245)
Accrued loss contingency	32	—
Income taxes payable	—	45
Other accrued liabilities	(410)	(353)
Non-current employment obligations	—	(1)

Net cash provided by operating activities	3,770	1,781

Cash flows from investing activities:
Capital expenditures for bingo equipment, furniture, and other equipment	(2,543)	(2,479)
Payments for acquisitions of intangible assets	(113)	(228)

Net cash used in investing activities	(2,656)	(2,707)

Cash flows from financing activities:
Payments of dividends	—	(355)
Proceeds from issuance of common stock	130	106

Net cash provided by (used in) financing activities	130	(249)

Net increase (decrease) in cash and cash equivalents	1,244	(1,175)
Cash and cash equivalents at beginning of period	6,330	6,101

Cash and cash equivalents at end of period	$7,574	$4,926

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GAMETECH INTERNATIONAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
NOTES TO FINANCIAL STATEMENTS
NOTE A. BASIS OF PRESENTATION
     The accompanying unaudited condensed consolidated financial statements and related disclosures as of January 31, 2006 have been prepared in accordance with U.S. generally accepted accounting principles applicable to interim financial information and with the instructions to Form 10-Q and Rule10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In our opinion, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of our financial position and interim results have been included. Operating results for the three-month period ended January 31, 2006 are not necessarily indicative of the results that may be expected for the current fiscal year or any other period.
     The balance sheet at October 31, 2005 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. These condensed unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes, as well as other information included in our Annual Report on Form 10-K for the year ended October 31, 2005 and any other filings with the Securities and Exchange Commission.
USE OF ESTIMATES
     The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Allowance for doubtful accounts, obsolescence, impairment of goodwill, and loss contingencies are significant estimates made by us. Actual results could ultimately differ from those estimates.
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
ACCOUNTS RECEIVABLE AND ALLOWANCE FOR DOUBTFUL ACCOUNTS
     Accounts receivable are recorded when revenue is recognized in accordance with our revenue recognition policy and represent claims against third parties that will be settled in cash. The carrying value of our receivables, net of allowance for doubtful accounts, represents our estimated net realizable value.
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
     We provide reserves for excess or obsolete bingo terminals on hand not expected to be used. The reserves are based upon several factors, including estimated forecast of bingo terminal demand for placement into halls. The estimates of future bingo terminal demand may prove to be inaccurate, in which case we may have understated or overstated the provision required for excess or obsolete bingo terminals. Although we attempt to assure the accuracy of these estimated forecasts, any significant unanticipated changes in demand or technological developments could have a significant impact on the value of bingo terminals, results of operations, and financial condition.
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
PRO FORMA STOCK-BASED COMPENSATION INFORMATION
     Prior to November 1, 2005, we accounted for employee stock transactions in accordance with Accounting Principle Board, APB Opinion No. 25, “Accounting for Stock Issued to Employees.” We have adopted the pro forma disclosure requirements of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation.”
     Effective November 1, 2005, we adopted FASB Statement of Financial Accounting Standards (“SFAS”) No. 123(R), “Share Based Payment”. This statement is a revision of SFAS No. 123, and supercedes APB Opinion No. 25, and its related implementation guidance. SFAS No. 123(R) addresses all forms of share-based payment awards including shares issued under employer stock purchase plans, stock options, restricted stock, and stock appreciation rights. Under SFAS No. 123(R), share-based payment awards result in a cost that will be measured at fair value on the awards’ grant date. In the fourth quarter of our fiscal year 2005, our Board of Directors approved the acceleration of the vesting of all unvested stock options awarded under our 1997 Incentive Stock Plan. As a result, all options outstanding at October 31, 2005 were fully vested and no compensation cost for such options will be recognized in any future periods. In addition, we had no share-based payment awards in the first quarter of fiscal of 2006, so consequently there was no related expense recorded during the period.
     For the three months ended January 31, 2005, we had applied APB Opinion No. 25, “Accounting for Stock Issued to Employees.” As required under SFAS No.148, “Accounting for Stock-Based Compensation-Transition and Disclosure,” the following table presents our pro forma information.
(Dollars in thousands, except per share amounts)

Three Months Ended
January 31,
2005
Net income, as reported	$1
Stock-based employee compensation expense included in reported net income, net of related tax benefits	29
Stock-based employee compensation expense determined under fair value method for all awards, net of related tax effects	(63)

Pro forma net (loss)	$(33)

Net income (loss) per share:

Basic:

As reported	$0.00

Pro forma	$(0.00)

Diluted:

As reported	$0.00

Pro forma	$(0.00)

NOTE C. NET INCOME PER SHARE
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
(In thousands, except per share amounts)

	Three Months Ended
	January 31,
	2006	2005
Net income, as reported	$839	$1

Weighted average number of shares outstanding	11,914	11,846
Incremental shares from the assumed exercise of dilutive stock options	206	104

Dilutive weighted shares	12,120	11,950

Net income per share:

Basic	$0.07	$0.00

Diluted	$0.07	$0.00
NOTE D. LEGAL PROCEEDINGS
     On March 22, 2001, we filed GameTech International, Inc. v. Trend Gaming Systems, LLC, CIV 01-0540 PHX LOA, a claim in the United States District Court for the District of Arizona, seeking a declaratory judgment that we are not in material breach of our November 1, 1999 Distribution Agreement with Trend Gaming Systems, LLC (“Trend”), and seeking damages for past due payments and wrongful withholdings by Trend. Trend counterclaimed, alleging that its payments were in compliance with its contractual obligations. Trend also contended that we were in breach of certain of our contractual obligations to Trend, including that we had wrongfully terminated Trend. On December 16, 2002, the court entered at our request an order enjoining Trend from using approximately $540,000 in funds it had collected on our behalf, pending a trial on our ownership interest in those funds. The money was placed in two bank accounts/constructive trusts, subject to the court’s control. The sums in those accounts now total approximately $600,000. In addition, collections of accounts receivable by Trend, if any, are also being placed in that account, pending the resolution of the case. We have posted a $450,000 deposit with the court as a bond, which is presented as restricted cash on our condensed consolidated balance sheets. The accounts receivable from Trend were fully reserved as of January 31, 2006 and October 31, 2005. Trial in this matter commenced October 4, 2004. On November 1, 2004, the jury returned a verdict in favor of Trend against us in the amount of $3.5 million in compensatory damages. The jury also awarded us $735,000 in compensatory damages against Trend for funds Trend collected on our behalf but failed to remit to us. The court denied all of our post-trial motions, except that it maintained the injunction imposing a constructive trust, pending resolution of the issues on appeal. The court setoff the jury awards and entered an amended judgment for Trend on May 12, 2005, in the amount of $2.8 million, plus interest on that sum at the rate of 3.31% per annum beginning March 30, 2005. We appealed to the United States Court of Appeals for the Ninth Circuit on April 8, 2005. We posted a supersedeas bond on April 8, 2005 in the court-appointed amount of $3.4 million, which bond stays any action by Trend to collect on the judgment, pending appeal. Trend initially sought an award of $810,000 in legal fees and $26,000 in expenses and costs. In an amended request, Trend sought an award of $1.4 million in legal fees and $61,000 in expenses and costs. The court awarded Trend $909,000 in legal fees, expenses and costs plus interest of 3.77% per annum beginning August 5, 2005. We appealed the fee award to the United States Court of Appeals for the Ninth Circuit on August 5, 2005. We posted an additional supersedeas bond with the court on August 18, 2005 in the amount of $1.1 million, thereby staying any action by Trend to collect the fees, pending appeal. Any cash used in the collateralization of the bonds is accounted for as restricted short-term investments on our consolidated balance sheets. We cannot provide assurance that we will succeed in setting the judgments aside on appeals. Currently, the court has not set a hearing date for the appeal. For the year ended October 31, 2004, we recorded an estimated loss contingency in the Trend litigation of $3.6 million, which was estimated based on the amounts of the judgment described above. We recorded an additional loss contingency of $72,000 to account for the increased award for Trend for legal fees and expenses and costs and a loss contingency of $24,000 was recorded to account for interest accrued on the Trend judgment, both in fiscal 2005. In addition, a loss contingency of $32,000 was recorded in the first quarter of fiscal 2006 to account for interest accrued on the Trend judgment. We feel the amount recorded as of January 31, 2006 is appropriate.

     We are involved in various other legal proceedings arising in the ordinary course of our business. We do not believe that any of those proceedings will have a material adverse effect on our business, financial position, or results of operations.
NOTE E. CREDIT AGREEMENT
     Effective April 2, 2005, we renewed our revolving line-of-credit agreement with a bank. The maximum amount available under the terms of the agreement is $2.5 million. Borrowings bear interest based on the bank’s prime rate or LIBOR plus 2.0%, at our option. Interest is payable monthly and the agreement expires on April 2, 2006. We can give no assurance that the credit agreement will be renewed. Our obligations under the agreement are secured by substantially all of our assets. The agreement contains certain restrictive covenants, which, among other things, require that specified financial balances and ratios be maintained, requires profitability to be maintained on a quarterly basis, and restricts the incurrence of additional indebtedness and payment of dividends. In addition, our aggregate of cash and readily marketable securities must at all times exceed 1.5 multiplied by the amount of the line-of-credit. At January 31, 2006, there was no outstanding balance under the line-of-credit and we were in compliance with all terms and covenants of the agreement.
NOTE F. INCOME TAXES
     We recorded our income tax provision at an effective rate of 39.0% for the three-months ended January 31, 2006, compared with 46.9% for the three-months ended January 31, 2005. The actual effective tax rate is different from the expected federal rate of 34%, reflecting certain permanent differences between financial accounting and tax accounting, timing differences related to depreciation, and state and foreign tax provisions.
NOTE G. STOCK COMPENSATION
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
     In January 2005, the term for 67,000 options of a former employee to purchase shares of the Company’s common stock was extended for an additional six months and vesting was accelerated as the result of an executed consulting agreement. As a result of this six-month consulting agreement to assist the Company in various legal matters and resulting stock option modification, the Company recorded compensation expense of $64,000 for the quarter ended January 2005. The stock options are subject to measurement under Financial Accounting Standards 123 (SFAS 123) and Emerging Issues Task Force Issue No. 96-18 (EITF 96-18). SFAS 123 set forth the requirements with respect to accounting for transactions involving a company’s stock that is issued in exchange for goods or services. According to SFAS 123, these transactions should be measured at the fair value of the equity issued. In accordance with EITF 96-18, compensation expense is measured based on the fair value of the option at the date the performance commitment is reached. The Company has determined that the performance commitment was reached upon the effective date of the consulting agreement that occurred January 2, 2005. The fair value of the stock options was measured at that date based on the Black-Scholes model using a SFAS 123 approach. Per EITF 96-18, a recognized expense should not be reversed even if the exercise expires unexercised. The stock compensation expense is recorded in sales and marketing expense in the consolidated statement of operations.

NOTE H. RESTRICTED SHORT TERM INVESTMENT
     Restricted short-term investments at January 31, 2006 and October 31, 2005 consisted of bank certificates of deposit used to collateralize irrevocable standby letters of credit pledged to the court to secure certain previous judgments against us pending results of our appeals. The certificates of deposit are in the amounts of $3.5 million and $1.1 million together with accrued interest, include interest rates of 2.96% and 3.35%, respectively and mature April 6, 2006 and August 10, 2006, respectively. (See Note D. Legal Proceedings.)
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
     The following discussion should be read in conjunction with our unaudited condensed consolidated financial statements and notes thereto included elsewhere in this report, as well as our audited consolidated financial statements for the fiscal year ended October 31, 2005 contained in our Annual Report on Form 10-K.
     This document includes various “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which represent our expectations or beliefs concerning future events. Statements containing expressions, such as “believes,” “anticipates,” or “expects,” used in our press releases and periodic reports on Forms 10-K and 10-Q filed with the SEC, are intended to identify forward-looking statements. All forward-looking statements involve risks and uncertainties. Although we believe our expectations are based upon reasonable assumptions within the bounds of our knowledge of our business and operations, there can be no assurances that actual results will not differ materially from expected results. We caution that these and similar statements included in this report are further qualified by important factors that could cause actual results to differ materially from those in the forward-looking statements. Such factors include those discussed in our Annual Report on Form 10-K for the year ended October 31, 2005. Readers are cautioned not to place undue reliance on forward-looking statements, which speak only as of the date thereof. We undertake no obligation to publicly release any revisions to such forward-looking statements to reflect events or circumstances after the date hereof.
OVERVIEW
     We design, develop, and market interactive electronic player terminals and bingo systems. We currently market portable systems that can be played anywhere within a bingo hall and fixed-base systems with touchscreen-activated monitors. For our three most recent fiscal years ended October 31, 2005, 2004, and 2003, our portable terminals generated approximately 77%, 74%, and 73% of our revenue, respectively, while our fixed-base terminals generated the balance of our revenue during those same years. For the three-months ended January 31, 2006, portable systems accounted for 78% of our revenue and fixed-base systems accounted for 22% of our revenue. As of January 31, 2006, we had systems in service in 38 states and in five foreign countries.
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

     During the three-month period ended January 31, 2006, capital expenditures approximated $2.5 million, primarily related to bingo systems and related support equipment. This investment included primarily an increase in the number of installed TravelerTM terminals.
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
     We provide reserves for excess or obsolete bingo terminals on hand not expected to be used. The reserves are based upon several factors, including estimated forecast of bingo terminal demand for placement into halls. The estimates of future bingo terminal demand may prove to be inaccurate, in which case we may have understated or overstated the provision required for excess or obsolete bingo terminals. Although we attempt to assure the accuracy of our estimated forecasts, any significant unanticipated changes in demand or technological developments could have a significant impact on the value of bingo terminals, results of operations, and financial condition.

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
Accounts Receivable and Allowance for Doubtful Accounts
     Our receivables are recorded when revenue is recognized in accordance with our revenue recognition policy and represent claims against third parties that may be settled in cash. The carrying value of our receivables, net of allowance for doubtful accounts represents their estimated net realizable value.
     We have established an allowance for uncollectible accounts based primarily on management’s evaluation of the customer’s financial condition, past collection history and aging of accounts receivable balances. Our customer base consists primarily of entities operating in charitable, Native American, and commercial bingo halls located throughout the United States. In some jurisdictions, the billing and collection function is performed by a distributor as part of a distributor relationship, and in those instances, we maintain allowances for possible losses resulting from non-payment by both the customer and distributor. We perform ongoing evaluations of customers and distributors for credit worthiness, economic trends, changes in customer payment terms, and historical collection experience when evaluating the adequacy of our allowance for doubtful accounts. We also reserve a percentage of accounts receivable based on aging categories. In determining these percentages, we review historical write-offs of receivables, payment trends, and other available information. While such estimates have been within our expectations and the provisions established, a change in the financial condition of specific customers or in overall trends experienced may result in future adjustments of estimates of collectibility of our receivables.
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
Legal Contingencies
     We are currently involved in various claims and legal proceedings. Periodically, we review the status of each significant matter and assesses the potential financial exposure. If the potential loss from any claim or legal proceeding is considered probable and the amount can be estimated, we accrue a liability for the estimated loss. Significant judgment is required in both the determination of probability and the determination as to whether an exposure is reasonably estimable. Because of uncertainties related to these matters, accruals are based only on the best information available at the time. As additional information becomes available, we reassesses the potential liability related to pending claims and litigation and may revise these estimates. Such revisions in the estimates of the potential liabilities could have a material impact on our results of operations, and financial condition.

RESULTS OF OPERATIONS
     The following table sets forth certain selected unaudited condensed consolidated financial data for the periods indicated in thousands of dollars and as a percentage of net revenue:

	Three Months Ended January 31,
	2006		2005
	(Unaudited)		(Unaudited)
Net revenue	$12,347	100.0%	$12,320	100.0%

Cost of revenue	4,651	37.7%	5,470	44.4%

Gross profit	7,696	62.3%	6,850	55.6%

Operating expenses:
General and administrative	2,615	21.2%	2,741	22.3%
Sales and marketing	2,720	22.0%	3,059	24.8%
Research and development	1,053	8.5%	1,083	8.8%
Loss contingencies	32	0.3%	—	0.0%

Total operating expenses	6,420	52.0%	6,883	55.9%

Income (loss) from operations	1,276	10.3%	(33)	(0.3%)

Interest and other income, net	99	0.8%	35	0.3%

Income before provision for income taxes	1,375	11.1%	2	0.0%
Provision for income taxes	536	4.3%	1	0.0%

Net income	$839	6.8%	$1	0.0%

     Income from operations for the three months ended January 31, 2006 increased to $1.3 million from a loss of $33,000 from the comparable period in 2005. The increase in income from operations in the first quarter ended January 31, 2006 is attributable to an increase in gross profit as a percentage of net revenue resulting from reductions in personnel, reduced unit depreciation as more of our units became fully depreciated, and savings in refurbishments. In addition, savings were realized in general and administrative expenses due to reduced outside legal fees and sales and marketing due to the non-reoccurrence in the first quarter of fiscal 2006 of severances incurred in the first quarter of fiscal 2005 and a decrease in distributor commissions.
     Net income for the three-month period ended January 31, 2006 increased to $839,000 from $1,000 in the comparable period in 2005. Overall savings were realized in employee and administrative related costs, unit depreciation, refurbishment, outside legal fees and other operating costs.
Net revenue
     Net revenue for the three months ended January 31, 2006 remained flat at $12.3 million in relation to the comparable quarter in 2005. Decreases in net revenue for the three months ended January 31, 2006 due to unfavorable legislative changes in the state of Oklahoma was offset by increased net revenue in other states, increased international business, and placement of our Traveler terminals.
Cost of Revenue
     Total cost of revenue decreased 15.0% to $4.7 million, or 37.7% of net revenue in the three months ended January 31, 2006 from $5.5 million, or 44.4% of net revenue, for the comparable quarter in 2005. Cost reductions were effected by reductions in service and operations personnel and increased efficiencies in our refurbishments. Depreciation and amortization for the three-month period ended January 31, 2006 decreased with the comparable prior year period as more of our older units are becoming fully depreciated. Depreciation decreased despite the depreciation associated with our continued investment in Traveler terminals.

Gross Profit
     Gross profit increased 12.4% to $7.7 million, or 62.3% of net revenue in the three months ended January 31, 2006 from $6.9 million, or 55.6% of net revenue for the comparable quarter in 2005. Gross profit increased in both absolute dollars and margins for the three-month period ended January 31, 2006 compared to comparable prior year period.
Operating Expenses
     Total operating expenses decreased 6.7% to $6.4 million, or 52.0% of net revenue in the three months ended January 31, 2006 from $6.9 million, or 55.9% of net revenue, for the comparable quarter in 2005. Operating expenses include sales and marketing, including distributor commissions, research and development, general and administrative and loss contingencies.
     General and administrative costs decreased 4.6% to $2.6 million, or 21.2% of net revenue, in the three months ended January 31, 2006 from $2.7 million, or 22.3% of net revenue, for the comparable quarter in 2005. The decrease is primarily due to outside legal expenses for the three months ended January 31, 2006 decreasing by $274,000 from the comparable period in fiscal 2005 as a result of the resolution of some of our legal issues. This decrease in outside legal expenses was partially offset by increases in expenses associated with the process to acquire our gaming license in Nevada and an increase in our bad debt expense.
     Sales and marketing expenses decreased 11.1% to $2.7 million, or 22.0% of net revenue, in the three months ended January 31, 2006 from $3.1 million or 24.8% of net revenue for the comparable quarter in 2005. The decrease resulted primarily from reductions in employee severance related costs and in distributor commissions which decreased $83,000 in the quarter to $1.8 million, or 14.3% of revenue.
     Research and development expenses decreased 2.7% to $1.1 million, or 8.5% of net revenue, in the three months ended January 31, 2006 from $1.1 million, or 8.8% of net revenue, for the comparable quarter in 2005. While expenses for the first quarter of fiscal 2006 stayed relatively flat when compared to the comparable quarter of fiscal 2005, fiscal 2006 included approximately $169,000 of non-recurring employee severance related costs. During the first quarter of fiscal 2006, approximately $88,000 of payroll costs related to research and development and quality assurance were capitalized under FASB Statement No. 86. For the comparable period in 2005, $148,000 of payroll costs were capitalized.
     Loss contingencies totaled $32,000 or 0.3% of net revenue in the three months ended January 31, 2006. There was no loss contingency recorded for the comparable quarter in 2005. Loss contingencies for the first quarter of fiscal 2006 consisted of interest accrued on a legal judgement.
Provision for Income Taxes
     Provision for income taxes approximated $536,000 for the three months ended January 31, 2006 compared with $1,000 for the comparable quarter in 2005. The actual effective tax rate is different from the expected federal rate of 34%, reflecting certain permanent differences between financial accounting and tax accounting, timing differences related to depreciation, and state and foreign tax provisions.
LIQUIDITY AND CAPITAL RESOURCES
     We have funded our operations to date primarily through cash from operations and other capital sources. This capital is used for operations, research and development, and capital expenditures of bingo equipment and associated support equipment and software. As of January 31, 2006 and October 31, 2005, we had a working capital balance of $11.7 million and $10.8 million, respectively. As of January 31, 2006, our principal sources of liquidity included cash and short-term investments of $8.1 million, less the related restrictive covenants, and the revolving credit facility of $2.5 million, which had no borrowed balance as of that date. In April 2005, we renewed our revolving line-of-credit through April 2, 2006 with Wells Fargo, N.A. for a line-of-credit of $2.5 million with interest based on the bank’s prime rate or, at our option, LIBOR plus 2.0%. The agreement contains certain restrictive covenants, which, among other things, require that specified financial balances and ratios be maintained, quarterly profitability be maintained, and include restrictions on the incurrence of additional indebtedness and payment of dividends. In addition, our aggregate of cash and readily marketable securities must at all times exceed 1.5 multiplied by the amount of the line-of-credit. We were in compliance with the terms and covenants of the revolving credit facility as of January 31, 2006. Current assets and current liabilities include a restricted short-term investment of $4.6 million and an accrued liability of $3.8 million in connection with litigation settlements.

     Operating activities provided $3.8 million of cash for the three-month period ended January 31, 2006 compared with $1.8 million for the three-month period ended January 31, 2005. The $3.8 million consisted primarily of our net income of $839,000 adjusted by $2.6 million from depreciation, amortization, obsolescence provisions, and loss on disposal of bingo terminals and related equipment provisions and $287,000 provided by net changes in other operating assets and liabilities. During the three-month period ended January 31, 2005, the $1.8 million consisted primarily of our net income of $1,000 adjusted by $3.3 million from depreciation, amortization, and obsolescence provisions, less a net use of funds of $1.6 million from changes in other operating assets and liabilities.
     We used approximately $2.7 million of cash in investing activities for the three-month period ended January 31, 2006 and January 31, 2005. The $2.7 million for the first quarter of 2006 consisted of $2.5 million of capital expenditures primarily all of which was expended on bingo terminals and associated support equipment and the purchase and development of software and other intangible assets of $113,000. During the first quarter of fiscal 2005, the $2.7 million consisted of $2.5 million of capital expenditures primarily all of which was expended on bingo terminals and associated support equipment and the purchase and development of software and other intangible assets of $228,000.
     Financing activities provided $130,000 of net cash for the three-month period ended January 31, 2006 compared with the use of funds of $249,000 for the three-month period ended January 31, 2005. The $130,000 provided for the current three-month period ended January 31, 2006 was from the proceeds of stock option exercises. The $249,000 used for the prior three-month period ended January 31, 2005 was primarily for cash dividends of $355,000, partially offset with proceeds from stock option exercises of $106,000.
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
     We believe that cash flows from operations and cash, cash equivalents, and short-term investments will be sufficient to support our operations, provide for budgeted capital expenditures, and meet liquidity requirements through the remainder of fiscal 2006. Our long-term liquidity requirements will depend on many factors, including the rate at which we expand our business and whether we do so internally or through acquisition. In addition, we may pursue strategic opportunities that could require us to fund our portion of operating expenses of such ventures and may require us to advance additional amounts should any partners in such ventures be unable to meet unanticipated capital requirements or similar funding events. To the extent that the funds generated from the sources described above are insufficient to fund our activities in the long term, we may be required to raise additional funds through public or private financing. No assurance can be given that the additional financing will be available or that, if it is available, it will be on terms acceptable to us.
Purchase Commitments
     From time to time we enter into commitments with our vendors to purchase terminals and support equipment at fixed prices or guaranteed quantities. During the second quarter of fiscal 2005, we entered into such an agreement with one of our vendors to provide approximately $1.2 million in Traveler terminals. As of January 31, 2006, we had fulfilled this purchase commitment. In addition, during the third quarter of fiscal 2005, we entered into two additional agreements with the same vendor to provide an additional $2.5 million in Traveler terminals. As of January 31, 2006, approximately $759,000 of that commitment was outstanding and all purchases are expected to occur by the end of the second quarter of fiscal 2006. In addition, during the first quarter of fiscal 2006 we entered into two additional agreements with the same vendor to provide an additional $2.4 million in Traveler terminals. All of this commitment was outstanding as of January 31, 2006 and all purchases are expected to occur by the end of fiscal 2006. There were no other significant contractual obligations at January 31, 2006.

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
Market Risks
     We maintain an investment portfolio of approximately $500,000 in available-for-sale debt securities of the U.S. Government and its agencies, and in investment grade corporate issues. The values of these investments are subject to changes in interest rates. However, because these investments are short-term and are generally allowed to mature, we do not believe that any risk inherent in our portfolio is likely to have a material effect on expected cash flows. We monitor these investments for impairment and make appropriate reductions in carrying value when necessary. As of January 31, 2006 we had no derivative financial instruments.
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
     Sensitivity Analysis Market Risks. Assuming we had a $2.5 million balance outstanding as of January 31, 2006, the rate of interest calculated using the prime rate option would be 7.50%. Our monthly interest payment, if the rate stayed constant, would be $15,625. If the prime rate rose to 12.0%, which assumes an unusually large increase, our monthly payment would be $25,000. A more likely increase of 1.0% or 2.0%, given the recent trend of relatively low interest rates, would result in a monthly payment of $17,708 or $19,792, respectively. We do not believe the risk resulting from such fluctuations is material or that the payment required would have a material effect on cash flow.
ITEM 4. CONTROLS AND PROCEDURES.
     We have evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures as of January 31, 2006. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective to ensure that we record, process, summarize, and report information required to be disclosed by us in our quarterly reports filed under the Securities Exchange Act within the time periods specified by the Securities and Exchange Commission’s rules and forms. During the quarterly period covered by this report, and other than as disclosed in our Annual Report on Form 10-K, there have not been any changes in our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
CAUTIONARY STATEMENT FOR PURPOSES OF THE “SAFE HARBOR” PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995
     This document includes various “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which represent our expectations or beliefs concerning future events. Statements containing expressions, such as “believes,” “anticipates,” or “expects,” used in our press releases and periodic reports on Forms 10-K and 10-Q filed with the SEC, are intended to identify forward-looking statements. All forward-looking statements involve risks and uncertainties. Although we believe our expectations are based upon reasonable assumptions within the bounds of our knowledge of our business and operations, there can be no assurances that actual results will not differ materially from expected results. We caution that these and similar statements included in this report are further qualified by important factors that could cause actual results to differ materially from those in the forward-looking statements. Such factors include those discussed in our Annual Report on Form 10-K for the year ended October 31, 2005. Readers are cautioned not to place undue reliance on forward-looking statements, which speak only as of the date thereof. We undertake no obligation to publicly release any revisions to such forward-looking statements to reflect events or circumstances after the date hereof.

PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS.
     On March 22, 2001, we filed GameTech International, Inc. v. Trend Gaming Systems, LLC, CIV 01-0540 PHX LOA, a claim in the United States District Court for the District of Arizona, seeking a declaratory judgment that we are not in material breach of our November 1, 1999 Distribution Agreement with Trend Gaming Systems, LLC (“Trend”), and seeking damages for past due payments and wrongful withholdings by Trend. Trend counterclaimed, alleging that its payments were in compliance with its contractual obligations. Trend also contended that we were in breach of certain of our contractual obligations to Trend, including that we had wrongfully terminated Trend. On December 16, 2002, the court entered at our request an order enjoining Trend from using approximately $540,000 in funds it had collected on our behalf, pending a trial on our ownership interest in those funds. The money was placed in two bank accounts/constructive trusts, subject to the court’s control. The sums in those accounts now total approximately $600,000. In addition, collections of accounts receivable by Trend, if any, are also being placed in that account, pending the resolution of the case. We have posted a $450,000 deposit with the court as a bond, which is presented as restricted cash on our condensed consolidated balance sheets. The accounts receivable from Trend were fully reserved as of January 31, 2006 and October 31, 2005. Trial in this matter commenced October 4, 2004. On November 1, 2004, the jury returned a verdict in favor of Trend against us in the amount of $3.5 million in compensatory damages. The jury also awarded us $735,000 in compensatory damages against Trend for funds Trend collected on our behalf but failed to remit to us. The court denied all of our post-trial motions, except that it maintained the injunction imposing a constructive trust, pending resolution of the issues on appeal. The court setoff the jury awards and entered an amended judgment for Trend on May 12, 2005, in the amount of $2.8 million, plus interest on that sum at the rate of 3.31% per annum beginning March 30, 2005. We appealed to the United States Court of Appeals for the Ninth Circuit on April 8, 2005. We posted a supersedeas bond on April 8, 2005 in the court-appointed amount of $3.4 million, which bond stays any action by Trend to collect on the judgment, pending appeal. Trend initially sought an award of $810,000 in legal fees and $26,000 in expenses and costs. In an amended request, Trend sought an award of $1.4 million in legal fees and $61,000 in expenses and costs. The court awarded Trend $909,000 in legal fees, expenses and costs plus interest of 3.77% per annum beginning August 5, 2005. We appealed the fee award to the United States Court of Appeals for the Ninth Circuit on August 5, 2005. We posted an additional supersedeas bond with the court on August 18, 2005 in the amount of $1.1 million, thereby staying any action by Trend to collect the fees, pending appeal. Any cash used in the collateralization of the bonds is accounted for as restricted short-term investments on our consolidated balance sheets. We cannot provide assurance that we will succeed in setting the judgments aside on appeals. Currently, the court has not set a hearing date for the appeal. For the year ended October 31, 2004, we recorded an estimated loss contingency in the Trend litigation of $3.6 million, which was estimated based on the amounts of the judgment described above. We recorded an additional loss contingency of $72,000 to account for the increased award for Trend for legal fees and expenses and costs and a loss contingency of $24,000 was recorded to account for interest accrued on the Trend judgment, both in fiscal 2005. In addition, a loss contingency of $32,000 was recorded in the first quarter of fiscal 2006 to account for interest accrued on the Trend judgment. We feel the amount recorded as of January 31, 2006 is appropriate.
     We are involved in various other legal proceedings arising in the ordinary course of our business. We do not believe that any of those proceedings will have a material adverse effect on our business, financial position, or results of operations.
ITEM 1A. RISK FACTORS
     No material changes have been made in the disclosure of risk factors from those set forth in our Annual Report on Form 10-K dated October 31, 2005.
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

Signature	Title	Date

/s/ Jay M. Meilstrup Jay M. Meilstrup	Chief Executive Officer and President (Principal Executive Officer)	March 16, 2006

/s/ James C. Wilson James C. Wilson	Chief Financial Officer (Principal Financial Officer)	March 16, 2006

/s/ Ann D. McKenzie Ann D. McKenzie	Corporate Controller (Principal Accounting Officer)	March 16, 2006

EXHIBIT INDEX

EXHIBITS

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.