Form 10-Q
period 2006-04-30
GAMETECH INTERNATIONAL INC
filed 2006-06-14
CIK 1045014

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED APRIL 30, 2006
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
Large accelerated filer ☐            Accelerated filer ☐           Non-accelerated filer ☑
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
     On June 9, 2006, the registrant had 12,293,257 outstanding shares of its Common Stock, par value $0.001 per share.

GAMETECH INTERNATIONAL, INC.
QUARTERLY REPORT ON FORM 10–Q
FOR THE QUARTERLY PERIOD ENDED APRIL 30, 2006
INDEX

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS (UNAUDITED).
GAMETECH INTERNATIONAL, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)

	April 30,	October 31,
	2006	2005
	(Unaudited)	(Note A)
Assets:
Current assets:
Cash and cash equivalents	$7,927	$6,330
Short-term investments	2,204	503
Accounts receivable, less allowance of $2,052 in 2006 and $2,374 in 2005	3,917	3,573
Deposits	18	21
Refundable income taxes	—	742
Restricted short-term investments	4,653	4,581
Prepaid expenses and other current assets	330	326
Deferred income taxes	2,520	2,549

Total current assets	21,569	18,625

Bingo equipment, furniture and other equipment, net	21,569	20,060
Goodwill, net	10,184	10,184
Intangibles, less accumulated amortization of $3,711 in 2006 and $4,335 in 2005	1,577	1,811
Restricted cash	475	450

Total assets	$55,374	$51,130

Liabilities and stockholders’ equity:
Current liabilities:
Accounts payable	$1,205	$641
Accrued payroll and related obligations	1,291	1,335
Accrued loss contingencies	3,830	3,765
Income taxes payable	497	—
Other accrued liabilities	1,408	2,060

Total current liabilities	8,231	7,801

Non-current employment obligations	169	181
Deferred income taxes	1,156	1,259
Commitments and contingencies	—	—
Stockholders’ equity:
Common stock, $0.001 par value: 40,000,000 shares authorized; 14,144,582 shares issued at April 30, 2006 and 13,740,539 shares issued at October 31, 2005	14	14
Additional paid in capital	49,223	47,319
Retained earnings	4,677	2,652
Treasury stock, at cost: 1,855,325 shares in 2006 and 2005	(8,096)	(8,096)

Total stockholders’ equity	45,818	41,889

Total liabilities and stockholders’ equity	$55,374	$51,130

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GAMETECH INTERNATIONAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share amounts)
(Unaudited)

	Three Months		Six Months
	Ended April 30,		Ended April 30,
	2006	2005	2006	2005

Net revenue	$12,533	$12,746	$24,880	$25,066
Cost of revenue	4,955	5,146	9,607	10,616

Gross profit	7,578	7,600	15,273	14,450

Operating expenses:
General and administrative	2,300	2,809	4,914	5,551
Sales and marketing	2,791	3,055	5,511	6,114
Research and development	623	1,049	1,677	2,131
Loss contingencies	33	8	65	8

Total operating expenses	5,747	6,921	12,167	13,804

Income from operations	1,831	679	3,106	646

Interest and other income (expenses), net	97	(7)	197	28

Income before income taxes	1,928	672	3,303	674

Provision for income taxes	742	369	1,278	370

Net income	$1,186	$303	$2,025	$304

Net income per share:
Basic	$0.10	$0.03	$0.17	$0.03

Diluted	$0.09	$0.03	$0.16	$0.03

Shares used in calculating net income per share:
Basic	12,094	11,875	12,002	11,861

Diluted	12,654	11,906	12,540	11,929

Dividends declared per share	$0.00	$0.00	$0.00	$0.03

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GAMETECH INTERNATIONAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in thousands)

	Six Months Ended April 30,
	2006	2005
Cash flows from operating activities:
Net income	$2,025	$304
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	5,131	6,099
Obsolescence and loss on disposal of bingo terminals and related equipment	270	303
Loss on disposal of furniture and other equipment	3	19
Stock compensation expense	95	93
Deferred income taxes	(74)	841
Interest on short-term investments	(42)	(16)
Interest on restricted cash	(25)	—
Other changes in operating assets and liabilities:
Accounts receivable, net	(344)	(155)
Deposits	3	2
Refundable income taxes	742	100
Restricted short-term investments	(72)	(3,406)
Prepaid expenses and other current assets	(4)	(101)
Accounts payable	564	(618)
Accrued payroll and related obligations	(44)	(416)
Accrued loss contingencies	65	8
Income taxes payable	497	(703)
Other accrued liabilities	(652)	(406)
Non-current employment obligations	(12)	(10)

Net cash provided by operating activities	8,126	1,938

Cash flows from investing activities:
Proceeds from sale of short-term investments	16,270	2,121
Payments for purchase of short-term investments	(17,929)	—
Capital expenditures for bingo equipment, furniture, and other equipment	(6,565)	(3,804)
Payments for acquisitions of intangible assets	(114)	(406)

Net cash used in investing activities	(8,338)	(2,089)

Cash flows from financing activities:
Payment of dividends	—	(355)
Proceeds from issuance of common stock	1,809	106

Net cash provided by (used in) financing activities	1,809	(249)

Net increase (decrease) in cash and cash equivalents	1,597	(400)
Cash and cash equivalents at beginning of period	6,330	6,101

Cash and cash equivalents at end of period	$7,927	$5,701

Supplemental Cash Flow Information:
Cash paid during the period for:
Income taxes	$114	$177
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GAMETECH INTERNATIONAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
NOTES TO FINANCIAL STATEMENTS
NOTE A. BASIS OF PRESENTATION
     The accompanying unaudited condensed consolidated financial statements and related disclosures as of April 30, 2006 have been prepared in accordance with U.S. generally accepted accounting principles applicable to interim financial information and with the instructions to Form 10-Q and Rule10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In our opinion, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of our financial position and interim results have been included. Operating results for the three- and six-month periods ended April 30, 2006 are not necessarily indicative of the results that may be expected for the current fiscal year or any other period.
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
USE OF ESTIMATES
     The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Allowance for doubtful accounts, obsolescence, impairment of goodwill, loss contingencies, and stock based compensation are significant estimates made by us. Actual results could ultimately differ from those estimates.
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
ACCOUNTS RECEIVABLE AND ALLOWANCE FOR DOUBTFUL ACCOUNTS
     Accounts receivable are recorded when revenue is recognized in accordance with our revenue recognition policy and represent claims against third parties that will be settled in cash. The carrying value of our receivables, net of allowances, represents our estimated net realizable value.

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
STOCK-BASED COMPENSATION
     Prior to November 1, 2005, we accounted for employee stock transactions in accordance with Accounting Principle Board, APB Opinion No. 25, “Accounting for Stock Issued to Employees.” We have adopted the pro forma disclosure requirements of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation.” As permitted by SFAS No. 148, prior to adoption of SFAS No. 123(R), we accounted for stock based compensation expense under the recognition and measurement principles of APB Opinion No. 25 under which no compensation was recognized in our financial statements for the three months and six months ended April 30, 2005. In connection with the modified prospective method, disclosures made for periods prior to the adoption of SFAS No. 123(R) do not reflect restated amounts.
     Effective November 1, 2005, we adopted FASB Statement of Financial Accounting Standards (“SFAS”) No. 123(R), “Share Based Payment”. This statement is a revision of SFAS No. 123, and supersedes APB Opinion No. 25, and its related implementation guidance. SFAS No. 123(R) addresses all forms of share-based payment awards including shares issued under employer stock purchase plans, stock options, restricted stock, and stock appreciation rights. Under SFAS No. 123(R), share-based payment awards result in a cost that will be measured at fair value on the awards’ grant date. Stock options exercised in future periods will result in an adjustment within the Condensed Consolidated Statement of Cash Flows depicting a reduction to net cash provided by operating activities with an offsetting increase in net cash provided by financing activities related to incremental tax benefits. In the fourth quarter of our fiscal year 2005, our Board of Directors approved the acceleration of the vesting of all unvested stock options awarded under our 1997 Incentive Stock Plan. As a result, all options outstanding at October 31, 2005 were fully vested and no compensation cost for such options will be recognized in any future periods.
     For the three- and six-month period ended April 30, 2006, we recognized compensation expense of $95,000 and a related tax benefit of $14,000 for a net cost of $81,000. Both basic and diluted earnings per share were reduced by $0.01 per share as a result of recognizing the share-based compensation expense, net of tax, for the three- and the six-month period ended April 30, 2006.
     On November 10, 2005, the FASB issued FASB Staff Position No. FAS 123(R)-3, “Transition Election Related to Accounting for Tax Effects of Share-Based Payment Awards.” We have elected to adopt the alternative transition method provided in this FASB Staff Position for calculating the tax effects of share-based compensation pursuant to FAS 123(R). The alternative transition method includes a simplified method to establish the beginning balance of the additional paid-in capital pool (APIC pool) related to the tax effects of employee share-based compensation, which is available to absorb tax deficiencies recognized subsequent to the adoption of FAS 123(R). The following table presents stock-based compensation expense if we had applied the fair value recognition provisions of SFAS No. 123, as amended by SFAS No. 148, to stock-based compensation for the three- and six-month periods ended April 30, 2005.

(Dollars in thousands, except per share amounts)

	Three Months Ended	Six Months Ended
	April 30,	April 30,
	2005	2005
Net income, as reported	$303	$304
Stock-based employee compensation expense included in reported net income, net of related tax benefits	—	29
Stock-based employee compensation expense determined under fair value method for all awards, net of related tax effects	(140)	(121)

Pro forma net income	$163	$212

Net income per share:

Basic:

As reported	$0.03	$0.03

Pro forma	$0.01	$0.02

Diluted:

As reported	$0.03	$0.03

Pro forma	$0.01	$0.02
     Under SFAS 123(R) stock-based compensation cost is measured at the grant date, based on the estimated fair value of the award and is recognized over the stated vesting period. We continue to utilize the Black-Scholes option-pricing model to estimate the fair value of employee stock-based compensation at the date of grant, which requires the use of accounting judgment and financial estimates. The expected life of the options used in this calculation is the period of time the options are expected to be outstanding, and has been determined based on our historic exercise experience. Expected stock volatility is based on the historic volatility of our stock for a period approximating the expected life. Expected option exercises, the period of time the options are held, forfeitures, employee terminations and other criteria are based on previous experiences. The risk-free rates for periods within the contractual life of the options are based on United States Treasury Note five-year rates in effect at the time of the grant. Application of alternative assumptions could produce significantly different estimates of the fair value of stock-based compensation and consequently, the related amounts recognized in the Consolidated Statements of Income.
RECENT ACCOUNTING PRONOUNCEMENTS
     In February 2006, the Financial Accounting Standards Board (“FASB”) released SFAS No. 155, Accounting for Certain Hybrid Financial Instruments. SFAS No. 155 is an amendment of SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, and SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. SFAS No. 155 establishes, among other items, the accounting for certain derivative instruments embedded within other types of financial instruments; and, eliminates a restriction on the passive derivative instruments that a qualifying special-purpose entity may hold. We do not expect the adoption of this recently issued accounting pronouncement to have a material impact on our financial position, cash flows or results of operations.
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
(In thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	April 30,		April 30,
	2006	2005	2006	2005
Net income, as reported	$1,186	$303	$2,025	$304

Weighted average number of shares outstanding	12,094	11,875	12,002	11,861
Incremental shares from the assumed exercise of dilutive stock options	560	31	538	68

Dilutive weighted shares	12,654	11,906	12,540	11,929

Net income per share:

Basic	$0.10	$0.03	$0.17	$0.03

Diluted	$0.09	$0.03	$0.16	$0.03
NOTE D. LEGAL PROCEEDINGS
     On March 22, 2001, we filed GameTech International, Inc. v. Trend Gaming Systems, LLC, CIV 01-0540 PHX LOA, a claim in the United States District Court for the District of Arizona, seeking a declaratory judgment that we were not in material breach of our November 1, 1999 Distribution Agreement with Trend Gaming Systems, LLC (“Trend”), and seeking damages for past due payments and wrongful withholdings by Trend. Trend counterclaimed, alleging that its payments were in compliance with its contractual obligations. Trend also contended that we were in breach of certain of our contractual obligations to Trend, including that we had wrongfully terminated Trend. On December 16, 2002, the court entered at our request an order enjoining Trend from using approximately $540,000 in funds it had collected on our behalf, pending a trial on our ownership interest in those funds. The money was placed in two bank accounts/constructive trusts, subject to the court’s control. The sums in those accounts now total approximately $600,000. In addition, collections of accounts receivable by Trend, if any, are also being placed in that account, pending the resolution of the case. We have posted a $450,000 deposit with the court as a bond, which is presented as restricted cash on our condensed consolidated balance sheets. The accounts receivable from Trend were fully reserved as of April 30, 2006 and October 31, 2005. Trial in this matter commenced October 4, 2004. On November 1, 2004, the jury returned a verdict in favor of Trend against us in the amount of $3.5 million in compensatory damages. The jury also awarded us $735,000 in compensatory damages against Trend for funds Trend collected on our behalf but failed to remit to us. The court denied all of our post-trial motions, except that it maintained the injunction imposing a constructive trust, pending resolution of the issues on appeal. The court setoff the jury awards and entered an amended judgment for Trend on May 12, 2005, in the amount of $2.8 million, plus interest on that sum at the rate of 3.31% per annum beginning March 30, 2005. We appealed to the United States Court of Appeals for the Ninth Circuit on April 8, 2005. We posted a supersedeas bond on April 8, 2005 in the court-appointed amount of $3.4 million, which bond stays any action by Trend to collect on the judgment, pending appeal. Trend initially sought an award of $810,000 in legal fees and $26,000 in expenses and costs. In an amended request, Trend sought an award of $1.4 million in legal fees and $61,000 in expenses and costs. The court awarded Trend $909,000 in legal fees, expenses and costs plus interest of 3.77% per annum beginning August 5, 2005. We appealed the fee award to the United States Court of Appeals for the Ninth Circuit on August 5, 2005. We posted an additional supersedeas bond with the court on August 18, 2005 in the amount of $1.1 million, thereby staying any action by Trend to collect the fees, pending appeal. Any cash used in the collateralization of the bonds is accounted for as restricted short-term investments on our consolidated balance sheets. We cannot provide assurance that we will succeed in setting the judgments aside on appeals. Currently, the court has not set a hearing date for the appeal.

For the year ended October 31, 2004, we recorded an estimated loss contingency in the Trend litigation of $3.6 million, which was estimated based on the amounts of the judgment described above. We recorded an additional loss contingency of $72,000 to account for the increased award for Trend for legal fees and expenses and costs and a loss contingency of $24,000 was recorded to account for interest accrued on the Trend judgment, both in fiscal 2005. In addition, loss contingencies of $32,000 and $33,000 were recorded in the first and second quarters of fiscal 2006, respectively to account for interest accrued on the Trend judgment. We feel the amount recorded as of April 30, 2006 is appropriate.
     We are involved in various other legal proceedings arising in the ordinary course of our business. We do not believe that any of those proceedings will have a material adverse effect on our business, financial position, or results of operations.
NOTE E. CREDIT AGREEMENT
     Effective April 3, 2006, we renewed our revolving line-of-credit agreement with a bank. The maximum amount available under the terms of the agreement is $2.5 million. Borrowings bear interest based on the bank’s prime rate or LIBOR plus 2.0%, at our option. Interest is payable monthly and the agreement expires on April 2, 2007. We can give no assurance that the credit agreement will be renewed. Our obligations under the agreement are secured by substantially all of our assets. The agreement contains certain restrictive covenants, which, among other things, require that specified financial balances and ratios be maintained, requires profitability to be maintained on a quarterly basis, and restricts the incurrence of additional indebtedness and payment of dividends. At April 30, 2006, there was no outstanding balance under the line-of-credit and we were in compliance with all terms and covenants of the agreement.
NOTE F. INCOME TAXES
     We recorded our income tax provision at an effective rate of 38.7% for the six-months ended April 30, 2006, compared with 54.9% for the six-months ended April 30, 2005. The actual effective tax rate is different from the expected federal rate of 34%, reflecting certain permanent differences between financial accounting and tax accounting, timing differences related to depreciation, and state and foreign tax provisions.
NOTE G. RESTRICTED SHORT TERM INVESTMENT
     Restricted short-term investments at April 30, 2006 and October 31, 2005 consisted of bank certificates of deposit used to collateralize irrevocable standby letters of credit pledged to the court to secure certain previous judgments against us pending results of our appeals. The certificates of deposit are in the amounts of $1.1 million and $3.5 million, together with accrued interest, include interest rates of 3.35% and 3.88%, respectively, and mature August 10, 2006, and April 6, 2007, respectively. (See Note D. Legal Proceedings.)
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

OVERVIEW
     We design, develop, and market interactive electronic player terminals and bingo systems. We currently market portable systems that can be played anywhere within a bingo hall and fixed-base systems with touchscreen-activated monitors. For our three most recent fiscal years ended October 31, 2005, 2004, and 2003, our portable terminals generated approximately 77%, 74%, and 73% of our revenue, respectively, while our fixed-base terminals generated the balance of our revenue during those same years. For the three and six months ended April 30, 2006, portable systems accounted for 78% of our revenue and fixed-base systems accounted for 22% of our revenue. As of April 30, 2006, we had systems in service in 38 states and in five foreign countries. International revenue for the six months ended April 30, 2006 is not significant and, as a consequence, segment reporting is not required.
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
     Our expenses consist primarily of (a) cost of revenue, consisting of expenses associated with technical and operational support of the bingo systems within bingo halls, depreciation and amortization of bingo terminals, repair, refurbishment, and disposals of bingo terminals and related support equipment, and excess or obsolescence reserves; (b) general and administrative expenses, consisting of activities associated with management of our company and related support, which includes finance and accounting, legal, compliance, information systems, human resources, and accounts receivable reserve; (c) sales and marketing, consisting primarily of commissions paid to distributors for promoting and supporting our products and an internal sales force with a focus upon generating new customers and upgrades for existing customers; and (d) research and development, consisting of company-sponsored research and development activities to provide players with new or enhanced products on which to play electronic bingo.
     During the six-month period ended April 30, 2006, capital expenditures approximated $6.6 million, primarily related to bingo systems and related support equipment. This investment included primarily an increase in the number of installed TravelerTM terminals, some of which were used to replace other portable terminals.
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

RESULTS OF OPERATIONS
The following table sets forth certain selected unaudited condensed consolidated financial data for the periods indicated in thousands of dollars and as a percentage of net revenue:

	Three Months Ended April 30,				Six Months Ended April 30,
	2006		2005		2006		2005
	(Unaudited)		(Unaudited)		(Unaudited)		(Unaudited)
Net revenue	$12,533	100.0%	$12,746	100.0%	$24,880	100.0%	$25,066	100.0%
Cost of revenue	4,955	39.5%	5,146	40.4%	9,607	38.6%	10,616	42.4%

Gross profit	7,578	60.5%	7,600	59.6%	15,273	61.4%	14,450	57.6%

Operating expenses:
General and administrative	2,300	18.3%	2,809	22.0%	4,914	19.8%	5,551	22.1%
Sales and marketing	2,791	22.3%	3,055	24.0%	5,511	22.1%	6,114	24.4%
Research and development	623	5.0%	1,049	8.2%	1,677	6.7%	2,131	8.5%
Loss contingencies	33	0.3%	8	0.1%	65	0.3%	8	0.0%

Total operating expenses	5,747	45.9%	6,921	54.3%	12,167	48.9%	13,804	55.1%

Income from operations	1,831	14.6%	679	5.3%	3,106	12.5%	646	2.6%

Interest and other income (expense), net	97	0.8%	(7)	(0.1%)	197	0.8%	28	0.1%

Income before provision for income taxes	1,928	15.4%	672	5.3%	3,303	13.3%	674	2.7%
Provision for income taxes	742	5.9%	369	2.9%	1,278	5.1%	370	1.5%

Net income	$1,186	9.5%	$303	2.4%	$2,025	8.1%	$304	1.2%

     Income from operations for the three months ended April 30, 2006 increased to $1.8 million from $679,000 from the comparable period in 2005. Income from operations for the six months ended April 30, 2006 increased to $3.1 million from $646,000 from the comparable six-month period in 2005. The increase in income from operations in the second quarter and the six-month period ended April 30, 2006 is attributable to an increase in gross profit as a percentage of net revenue resulting from reductions in employee related costs and reduced terminal depreciation as more of our terminals became fully depreciated. In addition, savings were realized in the general and administrative expenses due to reduced outside legal fees and distributor commissions due to more favorable distributor commission arrangements. Research and development and sales and marketing also decreased for the six months ended April 30, 2006 primarily as a result of reductions in employee related costs.
     Net income for the three-month period ended April 30, 2006 increased to $1.2 million from $303,000 in the comparable period in 2005. Net income for the six-month period ended April 30, 2006 increased to $2.0 million from $304,000 in the comparable period in 2005.
Net revenue
     Net revenue for the three months ended April 30, 2006 decreased to $12.5 million from $12.7 million in the comparable quarter in 2005. Net revenue for the six months ended April 30, 2006 decreased to $24.9 million from $25.1 million in the comparable period in 2005. The decreases in net revenue for the three and six months ended April 30, 2006 were caused by continued pricing pressures in Texas and the continuing impact of previous unfavorable legislative changes in the state of Oklahoma. These decreases were offset by increased net revenue in other states such as Michigan and Kentucky, increased international business, and placement of our Traveler terminals.
Cost of Revenue
     Total cost of revenue decreased 2.0% to $5.0 million, or 39.5% of net revenue in the three months ended April 30, 2006 from $5.1 million, or 40.4% of net revenue, for the comparable quarter in 2005. Total cost of revenue decreased 9.5% to $9.6 million, or 38.6% of net revenue in the six months ended April 30, 2006 from $10.6 million, or 42.4% of net revenue, for the comparable six-month period in 2005. The total cost of revenue decreased due to reductions in employee related costs and decreased depreciation with the comparable prior year period as more of our older units are becoming fully depreciated. Depreciation decreased as more units became fully depreciated offsetting depreciation expense associated with our continued investment in Traveler terminals.
Gross Profit
     Gross profit remained flat at $7.6 million, or 60.5% of net revenue in the three months ended April 30, 2006 and for the comparable quarter in 2005. Gross profit increased 5.7% to $15.3 million, or 61.4% of net revenue for the six months ended April 30, 2006 from $14.5 million, or 57.6% of net revenue for the comparable period in 2005. Gross profit increased in both absolute dollars and margins for the six-month period ended April 30, 2006 compared with the comparable prior year period.
Operating Expenses
     Total operating expenses decreased 17.0% to $5.7 million, or 45.9% of net revenue in the three months ended April 30, 2006 from $6.9 million, or 54.3% of net revenue, for the comparable quarter in 2005. Total operating expenses decreased 11.9% to $12.2 million, or 48.9% of net revenue in the six months ended April 30, 2006 from $13.8 million, or 55.1% of net revenue, for the comparable period in 2005. Operating expenses include general and administrative, sales and marketing, including distributor commissions, research and development, and loss contingencies.
     General and administrative costs decreased 18.1% to $2.3 million, or 18.3% of net revenue, in the three months ended April 30, 2006 from $2.8 million, or 22.0% of net revenue, for the comparable quarter in 2005. General and administrative costs decreased 11.5% to $4.9 million, or 19.8% of net revenue, in the six months ended April 30, 2006 from $5.6 million, or 22.1% of net revenue, for the comparable quarter in 2005. The decrease is primarily due to reduced outside legal expenses for the three- and six-month period ended April 30, 2006 as a result of the resolution of certain matters and the timing of matters under appeal (see Note D). Additionally, our accounting fees have also decreased for the three- and six-month period ended April 30, 2006 as a result of our change in auditors. The cost reductions in the legal and accounting fees were partially offset by expenses associated with the investigative process for our Nevada gaming license application and other costs.
     Sales and marketing expenses decreased 8.6% to $2.8 million, or 22.3% of net revenue, in the three months ended April 30, 2006 from $3.1 million, or 24.0% of net revenue for the comparable quarter in 2005. In the six months ended April 30, 2006, expenses decreased 9.9% to $5.5 million, or 22.1% of net revenue, in the six months ended April 30, 2006 from $6.1 million, or 24.4% of net revenue for the comparable period in 2005. The decrease resulted primarily from reductions in employee related costs. Distributor commissions have decreased for the three- and the six-month period by $146,000 and $228,000, respectively, from the comparable period in fiscal 2005.
     Research and development expenses decreased 40.6% to $623,000, or 5.0% of net revenue, in the three months ended April 30, 2006 from $1.0 million, or 8.2% of net revenue, for the comparable quarter in 2005. Research and development expenses decreased 21.3% to $1.7 million, or 6.7% of net revenue, in the six months ended April 30, 2006 from $2.1 million, or 8.5% of net revenue, for the comparable period in 2005. The decreases for the three- and the six-month period ended April 30, 2006 resulted from the reduction of employee related costs offset partially by a decrease in capitalization of research and development projects and quality assurance capitalized under FASB Statement No. 86 was $88,000, and $262,000 for the comparable period in 2005.
     Loss contingencies, representing interest accrued on a legal judgment, totaled $33,000, or 0.3% of net revenue, in the three months ended April 30, 2006 and $65,000, or 0.3% of net revenue, in the six months ended April 30, 2006. Loss contingencies of $8,000 were recorded for the comparable three- and six-month period in 2005.
Provision for Income Taxes
     Provision for income taxes approximated $742,000 for the three months ended April 30, 2006 compared with $369,000 for the comparable period in fiscal 2005 and $1.3 million for the six months ended April 30, 2006 compared with $370,000 for the comparable period in fiscal 2005. The actual effective tax rate of 38.7% for the six months ended April 30, 2006 is different from the expected federal rate of 34%, due to certain permanent differences between financial accounting and tax accounting, timing differences related to depreciation, and state and foreign tax provisions.

LIQUIDITY AND CAPITAL RESOURCES
     We have funded our operations to date primarily through cash from operations and other capital sources. This capital is used for operations, research and development, and capital expenditures of bingo equipment and associated support equipment and software. As of April 30, 2006 and October 31, 2005, we had a working capital balance of $13.3 million and $10.8 million, respectively. As of April 30, 2006, our principal sources of liquidity included cash and short-term investments of $10.1 million, and the revolving credit facility of $2.5 million, which had no borrowed balance as of that date. In April 2006, we renewed our revolving line-of-credit through April 2, 2007 with Wells Fargo, N.A. for a line-of-credit of $2.5 million with interest based on the bank’s prime rate or, at our option, LIBOR plus 2.0%. The agreement contains certain restrictive covenants, which, among other things, require that specified financial balances and ratios be maintained, quarterly profitability be maintained, and include restrictions on the incurrence of additional indebtedness and payment of dividends. We were in compliance with the terms and covenants of the revolving credit facility as of April 30, 2006. Current assets and current liabilities include a restricted short-term investment of $4.7 million and an accrued liability of $3.8 million in connection with litigation judgments.
     Operating activities provided $8.1 million of cash for the six-month period ended April 30, 2006 compared with $1.9 million for the six-month period ended April 30, 2005. The $8.1 million consisted primarily of our net income of $2.0 million adjusted by $5.4 million from depreciation, amortization, obsolescence provisions, and loss on disposal of bingo terminals and related equipment provisions and $698,000 provided by net changes in other operating assets and liabilities. During the six-month period ended April 30, 2005, the $1.9 million consisted primarily of our net income of $304,000 adjusted by $6.4 million from depreciation, amortization, obsolescence provisions, and loss on disposal of bingo terminals and related equipment provisions, less a net use of funds of $4.8 million from changes in other operating assets and liabilities including $3.4 million used to purchase a restricted short term investment related to the Trend litigation issue.
     We used approximately $8.3 million of cash in investing activities for the six-month period ended April 30, 2006 compared with $2.1 million of cash for the six-month period ended April 30, 2005. The $8.3 million consisted of $6.6 million of capital expenditures primarily all of which was expended on bingo terminals and associated support equipment and the purchase and development of software and other intangible assets of $114,000. In addition, a $1.7 million net change occurred in the purchasing and selling of short-term investments. During the six-month period ending April 30, 2005, the $2.1 million used in investing activities consisted of $3.8 million of capital expenditures primarily all of which was expended on bingo terminals and associated support equipment and the purchase and development of software and other intangible assets of $406,000 offset by the sale of short-term investments with proceeds of $2.1 million.
     Financing activities provided $1.8 million of net cash for the six-month period ended April 30, 2006 compared with the use of funds of $249,000 for the six-month period ended April 30, 2005. The $1.8 million provided for the current six-month period ended April 30, 2006 was from the proceeds of stock option exercises. The $249,000 used for the prior six-month period ended April 30, 2005 was primarily for cash dividends of $355,000, partially offset with proceeds from stock option exercises of $106,000.
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

Purchase Commitments
     From time to time we enter into commitments with our vendors to purchase terminals and support equipment at fixed prices or guaranteed quantities. During the third quarter of fiscal 2005, we entered into two agreements with one of our vendors to provide approximately $2.5 million in Traveler terminals. As of April 30, 2006, we had fulfilled this purchase commitment. In addition, during the six-month period of fiscal 2006 we entered into three additional agreements with the same vendor to provide an additional $3.1 million in Traveler terminals. As of April 30, 2006, approximately $1.3 million of that commitment was outstanding and all purchases are expected to occur by the end of fiscal 2006. There were no new significant purchase commitments entered into during the second quarter ending April 30, 2006.
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
Market Risks
     We maintain an investment portfolio of approximately $2.2 million in available-for-sale debt securities of the U.S. Government and its agencies, and in investment grade corporate issues. The values of these investments are subject to changes in interest rates. However, because these investments are short-term and are generally allowed to mature, we do not believe that any risk inherent in our portfolio is likely to have a material effect on expected cash flows. We monitor these investments for impairment and make appropriate reductions in carrying value when necessary. As of April 30, 2006, we had no derivative financial instruments.
     Our revolving credit facility with Wells Fargo includes a $2.5 million line-of-credit with a variable interest rate based on the prime rate or LIBOR plus 2%, at our option. The agreement contains certain restrictive covenants, which among other things require that specified financial balances and ratios be maintained, quarterly profitability be maintained, restrictions on the incurrence of additional indebtedness and payment of dividends. The line-of-credit expires on April 2, 2007. No assurance can be made for renewal. We currently maintain a zero balance on the revolving credit facility.
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
     Sensitivity Analysis Market Risks. Assuming we had a $2.5 million balance outstanding as of April 30, 2006, the rate of interest calculated using the prime rate option would be 7.75%. Our monthly interest payment, if the rate stayed constant, would be $16,146. If the prime rate rose to 12.0%, which assumes an unusually large increase, our monthly payment would be $25,000. A more likely increase of 1.0% or 2.0%, given the recent trend of relatively low interest rates, would result in a monthly payment of $18,229 or $20,313, respectively. We do not believe the risk resulting from such fluctuations is material or that the payment required would have a material effect on cash flow.
ITEM 4. CONTROLS AND PROCEDURES.
     We have evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures as of April 30, 2006. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective to ensure that we record, process, summarize, and report information required to be disclosed by us in our quarterly reports filed under the Securities Exchange Act within the time periods specified by the Securities and Exchange Commission’s rules and forms. During the quarterly period covered by this report, and other than as disclosed in our Annual Report on Form 10-K, there have not been any changes in our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS.
     On March 22, 2001, we filed GameTech International, Inc. v. Trend Gaming Systems, LLC, CIV 01-0540 PHX LOA, a claim in the United States District Court for the District of Arizona, seeking a declaratory judgment that we were not in material breach of our November 1, 1999 Distribution Agreement with Trend Gaming Systems, LLC (“Trend”), and seeking damages for past due payments and wrongful withholdings by Trend. Trend counterclaimed, alleging that its payments were in compliance with its contractual obligations. Trend also contended that we were in breach of certain of our contractual obligations to Trend, including that we had wrongfully terminated Trend. On December 16, 2002, the court entered at our request an order enjoining Trend from using approximately $540,000 in funds it had collected on our behalf, pending a trial on our ownership interest in those funds. The money was placed in two bank accounts/constructive trusts, subject to the court’s control. The sums in those accounts now total approximately $600,000. In addition, collections of accounts receivable by Trend, if any, are also being placed in that account, pending the resolution of the case. We have posted a $450,000 deposit with the court as a bond, which is presented as restricted cash on our condensed consolidated balance sheets. The accounts receivable from Trend were fully reserved as of April 30, 2006 and October 31, 2005. Trial in this matter commenced October 4, 2004. On November 1, 2004, the jury returned a verdict in favor of Trend against us in the amount of $3.5 million in compensatory damages. The jury also awarded us $735,000 in compensatory damages against Trend for funds Trend collected on our behalf but failed to remit to us. The court denied all of our post-trial motions, except that it maintained the injunction imposing a constructive trust, pending resolution of the issues on appeal. The court setoff the jury awards and entered an amended judgment for Trend on May 12, 2005, in the amount of $2.8 million, plus interest on that sum at the rate of 3.31% per annum beginning March 30, 2005. We appealed to the United States Court of Appeals for the Ninth Circuit on April 8, 2005. We posted a supersedeas bond on April 8, 2005 in the court-appointed amount of $3.4 million, which bond stays any action by Trend to collect on the judgment, pending appeal. Trend initially sought an award of $810,000 in legal fees and $26,000 in expenses and costs. In an amended request, Trend sought an award of $1.4 million in legal fees and $61,000 in expenses and costs. The court awarded Trend $909,000 in legal fees, expenses and costs plus interest of 3.77% per annum beginning August 5, 2005. We appealed the fee award to the United States Court of Appeals for the Ninth Circuit on August 5, 2005. We posted an additional supersedeas bond with the court on August 18, 2005 in the amount of $1.1 million, thereby staying any action by Trend to collect the fees, pending appeal. Any cash used in the collateralization of the bonds is accounted for as restricted short-term investments on our consolidated balance sheets. We cannot provide assurance that we will succeed in setting the judgments aside on appeals. Currently, the court has not set a hearing date for the appeal. For the year ended October 31, 2004, we recorded an estimated loss contingency in the Trend litigation of $3.6 million, which was estimated based on the amounts of the judgment described above. We recorded an additional loss contingency of $72,000 to account for the increased award for Trend for legal fees and expenses and costs and a loss contingency of $24,000 was recorded to account for interest accrued on the Trend judgment, both in fiscal 2005. In addition, loss contingencies of $32,000 and $33,000 were recorded in the first and second quarters of fiscal

2006, respectively to account for interest accrued on the Trend judgment. We feel the amount recorded as of April 30, 2006 is appropriate.
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
     Not Applicable
ITEM 3. DEFAULTS UPON SENIOR SECURITIES.
     Not Applicable
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
     We held our 2006 Annual Meeting of Stockholders on March 28, 2006. The following nominees were elected to our Board of Directors to serve as directors until the next annual meeting of stockholders and until their successors are elected and qualified:

Nominee	Votes in Favor	Withheld
Richard T. Fedor	10,835,397	534,400
Donald K. Whitaker	10,837,197	532,600
Scott H. Shackelton	10,837,197	532,600
Richard H. Irvine	10,817,397	552,400
Jay M. Meilstrup	10,780,384	589,413
     The following additional items were voted upon by our stockholders:
          Proposal to approve the amendment and restatement of our 1997 Incentive Stock Plan.

Votes in Favor	Opposed	Abstained	Broker Non-Vote
6,352,804	725,946	607,304	4,235,103
          Proposal to ratify the appointment of Grant Thornton LLP, an independent registered public accounting firm, as our independent auditor for the fiscal year ending October 31, 2006.

Votes in Favor	Opposed	Abstained	Broker Non-Vote
11,322,347	44,450	3,000	551,360
ITEM 5. OTHER INFORMATION.
     Not Applicable
ITEM 6. EXHIBITS.
10.35	Credit Agreement, dated April 3, 2006, by and between the Registrant and Wells Fargo Bank, National Association.

10.36	Revolving Line of Credit Note, dated April 3, 2006 in favor of Wells Fargo Bank, National Association.

10.37	Letter Agreement by and between the Registrant and John McCafferty, dated as of May 22, 2006.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Signature	Title	Date
/S/ Jay M. Meilstrup	Chief Executive Officer and President	June 14, 2006
Jay M. Meilstrup	(Principal Executive Officer)

/S/ James C. Wilson	Chief Financial Officer	June 14, 2006
James C. Wilson	(Principal Financial Officer)

/S/ Ann D. McKenzie	Corporate Controller	June 14, 2006
Ann D. McKenzie	(Principal Accounting Officer)

EXHIBIT INDEX
10.35	Credit Agreement, dated April 3, 2006, by and between the Registrant and Wells Fargo Bank, National Association.

10.36	Revolving Line of Credit Note, dated April 3, 2006, in favor of Wells Fargo Bank, National Association.

10.37	Letter Agreement by and between the Registrant and John McCafferty, dated as of May 22, 2006.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.