Form 10-Q
period 2006-07-31
GAMETECH INTERNATIONAL INC
filed 2006-09-14
CIK 1045014

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED JULY 31, 2006
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
Large accelerated filer ☐      Accelerated filer ☐       Non-accelerated filer ☑
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
     On September 11, 2006, the registrant had 12,351,457 outstanding shares of its Common Stock, par value $0.001 per share.

GAMETECH INTERNATIONAL, INC.
QUARTERLY REPORT ON FORM 10–Q
FOR THE QUARTERLY PERIOD ENDED JULY 31, 2006
INDEX

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS (UNAUDITED).
GAMETECH INTERNATIONAL, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)

	July 31,	October 31,
	2006	2005
	(Unaudited)	(Note A)
Assets:
Current assets:
Cash and cash equivalents	$7,661	$6,330
Short-term investments	3,803	503
Accounts receivable, less allowance of $2,125 in 2006 and $2,374 in 2005	3,801	3,573
Deposits	119	21
Refundable income taxes	—	742
Restricted short-term investments	4,515	4,581
Prepaid expenses and other current assets	404	326
Deferred income taxes	2,886	2,549

Total current assets	23,189	18,625

Bingo equipment, furniture and other equipment, net	22,095	20,060
Goodwill, net	10,184	10,184
Intangibles, less accumulated amortization of $3,889 in 2006 and $4,335 in 2005	1,398	1,811
Restricted cash	479	450

Total assets	$57,345	$51,130

Liabilities and stockholders’ equity:
Current liabilities:
Accounts payable	$1,435	$641
Accrued payroll and related obligations	1,435	1,335
Accrued loss contingencies	3,864	3,765
Income taxes payable	183	—
Other accrued liabilities	1,601	2,060

Total current liabilities	8,518	7,801

Non-current employment obligations	169	181
Deferred income taxes	924	1,259
Commitments and contingencies	—	—
Stockholders’ equity:
Common stock, $0.001 par value: 40,000,000 shares authorized; 14,206,782 shares issued at July 31, 2006 and 13,740,539 shares issued at October 31, 2005	14	14
Additional paid in capital	49,817	47,319
Retained earnings	5,999	2,652
Treasury stock, at cost: 1,855,325 shares in 2006 and 2005	(8,096)	(8,096)

Total stockholders’ equity	47,734	41,889

Total liabilities and stockholders’ equity	$57,345	$51,130

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GAMETECH INTERNATIONAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share amounts)
(Unaudited)

	Three Months		Nine Months
	Ended July 31,		Ended July 31,
	2006	2005	2006	2005
Net revenue	$12,430	$12,444	$37,310	$37,510
Cost of revenue	5,113	4,770	14,720	15,386

Gross profit	7,317	7,674	22,590	22,124

Operating expenses:
General and administrative	1,885	3,687	6,799	9,237
Sales and marketing	2,777	2,940	8,288	9,054
Research and development	550	888	2,227	3,020
Loss contingencies	33	24	99	32

Total operating expenses	5,245	7,539	17,413	21,343

Income from operations	2,072	135	5,177	781

Interest and other income (expenses), net	129	45	328	73

Income before income taxes	2,201	180	5,505	854

Provision for income taxes	879	95	2,158	465

Net income	$1,322	$85	$3,347	$389

Net income per share:
Basic	$0.11	$0.01	$0.28	$0.03

Diluted	$0.10	$0.01	$0.26	$0.03

Shares used in calculating net income per share:
Basic	12,312	11,875	12,107	11,865

Diluted	12,969	11,880	12,684	11,944

Dividends declared per share	$0.00	$0.00	$0.00	$0.03

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GAMETECH INTERNATIONAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in thousands)

	Nine Months Ended July 31,
	2006	2005
Cash flows from operating activities:
Net income	$3,347	$389
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	7,695	8,818
Obsolescence and loss on disposal of bingo terminals and related equipment	522	381
Loss on disposal of furniture and other equipment	4	20
Stock compensation expense	197	93
Deferred income taxes	(672)	442
Interest on short-term investments	(109)	(25)
Interest on restricted cash	(29)	—
Other changes in operating assets and liabilities:
Accounts receivable, net	(228)	(529)
Deposits	(98)	8
Refundable income taxes	742	100
Restricted short-term investments	66	(3,432)
Prepaid expenses and other current assets	(78)	173
Accounts payable	794	(272)
Accrued payroll and related obligations	100	348
Accrued loss contingencies	99	104
Income taxes payable	183	(1,214)
Other accrued liabilities	(459)	232
Non-current employment obligations	(12)	(10)

Net cash provided by operating activities	12,064	5,626

Cash flows from investing activities:
Proceeds from sale of short-term investments	20,004	2,131
Payments for purchase of short-term investments	(23,195)	—
Capital expenditures for bingo equipment, furniture, and other equipment	(9,730)	(5,565)
Payments for acquisitions of intangible assets	(113)	(609)

Net cash used in investing activities	(13,034)	(4,043)

Cash flows from financing activities:
Payment of dividends	—	(355)
Tax benefit from stock options exercised	283	—
Proceeds from issuance of common stock	2,018	106

Net cash provided by (used in) financing activities	2,301	(249)

Net increase in cash and cash equivalents	1,331	1,334
Cash and cash equivalents at beginning of period	6,330	6,101

Cash and cash equivalents at end of period	$7,661	$7,435

Supplemental Cash Flow Information:
Cash paid during the period for:
Income taxes	$1,623	$1,124
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GAMETECH INTERNATIONAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
NOTES TO FINANCIAL STATEMENTS
NOTE A. BASIS OF PRESENTATION
     The accompanying unaudited condensed consolidated financial statements and related disclosures as of July 31, 2006 have been prepared in accordance with U.S. generally accepted accounting principles applicable to interim financial information and with the instructions to Form 10-Q and Rule10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In our opinion, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of our financial position and interim results have been included. Operating results for the three- and nine-month periods ended July 31, 2006 are not necessarily indicative of the results that may be expected for the current fiscal year or any other period.
     The balance sheet at October 31, 2005 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. These condensed unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes, as well as other information included in our Annual Report on Form 10-K for the year ended October 31, 2005 and any other of our filings with the Securities and Exchange Commission.
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
STOCK-BASED COMPENSATION
     Prior to November 1, 2005, we accounted for employee stock transactions in accordance with Accounting Principle Board, (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees.” We have adopted the pro forma disclosure requirements of SFAS No. 123, “Accounting for Stock-Based Compensation.” As permitted by SFAS No. 148, prior to adoption of SFAS No. 123(R), we accounted for stock based compensation expense under the recognition and measurement principles of APB Opinion No. 25 under which no compensation was recognized in our financial statements for the three months and nine months ended July 31, 2005. In connection with the modified prospective method, disclosures made for periods prior to the adoption of SFAS No. 123(R) do not reflect restated amounts.
     Effective November 1, 2005, we adopted Financial Accounting Standards Board (“FASB”) SFAS No. 123(R), “Share Based Payment”. This statement is a revision of SFAS No. 123, and supersedes APB Opinion No. 25, and its related implementation guidance. SFAS No. 123(R) addresses all forms of share-based payment awards including shares issued under employer stock purchase plans, stock options, restricted stock, and stock appreciation rights. Under SFAS No. 123(R), share-based payment awards result in a cost that will be measured at fair value on the award’s grant date. Stock options exercised in future periods will result in an adjustment within the Condensed Consolidated Statement of Cash Flows depicting a reduction to net cash provided by operating activities with an offsetting increase in net cash provided by financing activities related to incremental tax benefits. In the fourth quarter of our fiscal year 2005, our Board of Directors approved the acceleration of the vesting of all unvested stock options awarded under our 1997 Incentive Stock Plan. As a result, all options outstanding at October 31, 2005 were fully vested and no compensation cost for such options will be recognized in any future periods.
     For the three month period ended July 31, 2006, we recognized compensation expense of $102,000 and a related tax benefit of $35,000 for a net cost of $67,000. For the nine month period ended July 31, 2006, we recognized compensation expense of $197,000 and a related tax benefit of $50,000 for a net cost of $147,000. For the three- and nine-month periods ended July 31, 2006 both basic and diluted earnings per share were reduced by $0.01 as a result of recognizing the share-based compensation expense, net of tax.
     On November 10, 2005, the FASB issued Staff Position No. FAS 123(R)-3, “Transition Election Related to Accounting for Tax Effects of Share-Based Payment Awards.” We have elected to adopt the alternative transition method provided in this FASB Staff Position for calculating the tax effects of share-based compensation pursuant to FAS 123(R). The alternative transition method includes a simplified method to establish the beginning balance of the additional paid-in capital pool related to the tax effects of employee share-based compensation, which is available to absorb tax deficiencies recognized subsequent to the adoption of FAS 123(R). The following table presents stock-based compensation expense if we had applied the fair value recognition provisions of SFAS No. 123, as amended by SFAS No. 148, to stock-based compensation for the three- and nine-month periods ended July 31, 2005.

(Dollars in thousands, except per share amounts)

	Three Months Ended	Nine Months Ended
	July 31,	July 31,
	2005	2005
Net income, as reported	$85	$389
Stock-based employee compensation expense included in reported net income, net of related tax benefits	—	29
Stock-based employee compensation expense determined under fair value method for all awards, net of related tax effects	(343)	(508)

Pro forma net loss	$(258)	$(90)

Net income (loss) per share:

Basic:

As reported	$0.01	$0.03

Pro forma	$(0.02)	$(0.01)

Diluted:

As reported	$0.01	$0.03

Pro forma	$(0.02)	$(0.01)
     Under SFAS No. 123(R) stock-based compensation cost is measured at the grant date, based on the estimated fair value of the award, and is recognized over the stated vesting period. We continue to utilize the Black-Scholes option-pricing model to estimate the fair value of employee stock-based compensation at the date of grant, which requires the use of accounting judgment and financial estimates. The expected life of the options used in this calculation is the period of time the options are expected to be outstanding, and is determined by the simplified method outlined in Staff Accounting Bulletin 107 which states, “The midpoint of the average vesting period and contractual life is an acceptable expected life assumption.” Expected stock volatility is based on the historic volatility of our stock for a period equal to the length of time the Company has been public. Expected option exercises, the period of time the options are held, forfeitures, employee terminations and other criteria are based on previous experiences. The risk-free rates for periods within the contractual life of the options are based on United States Treasury Note rates in effect at the time of the grant for the period equal to the expected life. Application of alternative assumptions could produce significantly different estimates of the fair value of stock-based compensation and consequently, the related amounts recognized in the Consolidated Statements of Income.
RECENT ACCOUNTING PRONOUNCEMENTS
     In February 2006, FASB released SFAS No. 155, Accounting for Certain Hybrid Financial Instruments. SFAS No. 155 is an amendment of SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, and SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. SFAS No. 155 establishes, among other items, the accounting for certain derivative instruments embedded within other types of financial instruments; and, eliminates a restriction on the passive derivative instruments that a qualifying special-purpose entity may hold. We do not expect the adoption of this recently issued accounting pronouncement to have a material impact on our financial position, cash flows or results of operations.
     In April 2006, FASB issued Staff Position (“FSP”) and FASB Interpretations (“FIN”) 46R-6, “Determining the Variability to Be Considered in Applying FASB Interpretation No. 46(R).” This FSP provides guidance in applying FIN 46R, “Consolidation of Variable Interest Entities (VIE).” The variability that is considered can affect the determination of whether an entity is a VIE; which party, if any, is the primary beneficiary of the VIE; and calculations of expected losses and expected residual returns. A company is required to apply the guidance in the FSP prospectively to all entities (including newly created entities) with which that company first becomes involved and to all entities previously required to be analyzed under FIN 46R when a “reconsideration event” has occurred beginning the first day of the first reporting period beginning after June 15, 2006. The Company adopted FSP FIN 46R-6 on July 1, 2006 and the adoption had no effect on its financial statements.
     In June 2006, FASB issued FIN No. 48, “Accounting for Uncertainty in Income Taxes.” FIN No. 48 is an interpretation of SFAS No. 109, “Accounting for Income Taxes.” FIN No. 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in an enterprise’s tax return. This interpretation also provides guidance on the derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition of tax positions. The recognition threshold and measurement attribute is part of a two-step tax position evaluation process prescribed in FIN No. 48. FIN No. 48 is effective after the beginning of an entity’s first fiscal year that begins after December 15, 2006. We believe that the adoption of FIN No. 48 will not have a material impact on our consolidated financial statements.
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

(In thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	July 31,		July 31,
	2006	2005	2006	2005
Net income, as reported	$1,322	$85	$3,347	$389

Weighted average number of shares outstanding	12,312	11,875	12,107	11,865
Incremental shares from the assumed exercise of dilutive stock options	657	5	577	79

Dilutive weighted shares	12,969	11,880	12,684	11,944

Net income per share:
Basic	$0.11	$0.01	$0.28	$0.03
Diluted	$0.10	$0.01	$0.26	$0.03
NOTE D. LEGAL PROCEEDINGS
     On March 22, 2001, we filed GameTech International, Inc. v. Trend Gaming Systems, LLC, CIV 01-0540 PHX LOA, a claim in the United States District Court for the District of Arizona, seeking a declaratory judgment that we were not in material breach of our November 1, 1999 Distribution Agreement with Trend Gaming Systems, LLC (“Trend”), and seeking damages for past due payments and wrongful withholdings by Trend. Trend counterclaimed, alleging that its payments were in compliance with its contractual obligations. Trend also contended that we were in breach of certain of our contractual obligations to Trend, including that we had wrongfully terminated Trend. On December 16, 2002, the court entered at our request an order enjoining Trend from using approximately $540,000 in funds it had collected on our behalf, pending a trial on our ownership interest in those funds. The money was placed in two bank accounts/constructive trusts, subject to the court’s control. The sums in those accounts now total approximately $600,000. In addition, collections of accounts receivable by Trend, if any, are also being placed in those accounts, pending the resolution of the case. We have posted a $450,000 deposit with the court as a bond. The accounts receivable from Trend were fully reserved as of July 31, 2006 and October 31, 2005. Trial in this matter commenced October 4, 2004. On November 1, 2004, the jury returned a verdict in favor of Trend against us in the amount of $3.5 million in compensatory damages. The jury also awarded us $735,000 in compensatory damages against Trend for funds Trend collected on our behalf but failed to remit to us. The court denied all of our post-trial motions, except that it maintained the injunction imposing a constructive trust, pending resolution of the issues on appeal. The court setoff the jury awards and entered an amended judgment for Trend on May 12, 2005, in the amount of $2.8 million, plus interest on that sum at the rate of 3.31% per annum beginning March 30, 2005. We appealed to the United States Court of Appeals for the Ninth Circuit on April 8, 2005. We posted a supersedeas bond on April 8, 2005 in the court-appointed amount of $3.4 million, which bond stays any action by Trend to collect on the judgment, pending appeal. Trend initially sought an award of $810,000 in legal fees and $26,000 in expenses and costs. In an amended request, Trend sought an award of $1.4 million in legal fees and $61,000 in expenses and costs. The court awarded Trend $909,000 in legal fees, expenses and costs plus interest of 3.77% per annum beginning August 5, 2005. We appealed the fee award to the United States Court of Appeals for the Ninth Circuit on August 5, 2005. We posted an additional supersedeas bond with the court on August 18, 2005 in the amount of $1.1 million, thereby staying any action by Trend to collect the fees, pending appeal. Any cash used in the collateralization of the bonds is accounted for as restricted short-term investments on our consolidated balance sheets. We cannot provide assurance that we will succeed in setting the judgments aside on appeal. Currently, the court has not set a hearing date for the appeal.
     For the year ended October 31, 2004, we recorded an estimated loss contingency in the Trend litigation of $3.6 million, which was estimated based on the amounts of the judgment described above. We recorded an additional loss contingency of $72,000 to account for the increased award for Trend for legal fees and expenses and costs and a loss contingency of $64,000 was recorded to account for interest accrued on the Trend judgment, both in fiscal 2005. In addition, a loss contingency of $33,000 was recorded in the three-month period and $99,000 was recorded in the nine-month period ended July 31, 2006 to account for interest accrued on the Trend judgment. We feel the amount recorded as of July 31, 2006 is appropriate.

     We are involved in various other legal proceedings arising in the ordinary course of our business. We do not believe that any of those proceedings will have a material adverse effect on our business, financial position, or results of operations.
NOTE E. CREDIT AGREEMENT
     Effective April 3, 2006, we renewed our revolving line-of-credit agreement with a bank. The maximum amount available under the terms of the agreement is $2.5 million. Borrowings bear interest based on the bank’s prime rate or LIBOR plus 2.0%, at our option. Interest is payable monthly and the agreement expires on April 2, 2007. We can give no assurance that the credit agreement will be renewed. Our obligations under the agreement are secured by substantially all of our assets. The agreement contains certain restrictive covenants, which, among other things, requires that specified financial balances and ratios be maintained, requires profitability to be maintained on a quarterly basis, and restricts the incurrence of additional indebtedness and payment of dividends. At July 31, 2006, there was no outstanding balance under the line-of-credit and we were in compliance with all terms and covenants of the agreement.
NOTE F. INCOME TAXES
     We recorded our income tax provision at an effective rate of 39.2% for the nine-months ended July 31, 2006, compared with 54.5% for the nine-months ended July 31, 2005. The actual effective tax rate is different from the expected federal rate of 34%, reflecting certain permanent differences between financial accounting and tax accounting, and state and foreign tax provisions.
NOTE G. RESTRICTED SHORT TERM INVESTMENTS
     Restricted short-term investments at July 31, 2006 and October 31, 2005 consisted of bank certificates of deposit used to collateralize irrevocable standby letters of credit pledged to the court to secure certain previous judgments against us pending results of our appeals. The certificates of deposit are in the amounts of $1.1 million and $3.4 million and are at interest rates of 3.35% and 3.88%, respectively, and mature August 10, 2006, and April 6, 2007, respectively. (See Note D. Legal Proceedings.)
NOTE H. SUBSEQUENT EVENTS
     1. Resignation of Chief Financial Officer
     On August 22, 2006, James C. Wilson tendered his resignation as our Chief Financial Officer, effective August 25, 2006. The Company’s Chief Executive Officer, Jay M. Meilstrup, will act as the Company’s interim Principal Financial Officer while our Board of Directors conducts a search for a permanent replacement.
     2. Entry into a Material Definitive Agreement
     On August 30, 2006,we entered into an asset purchase agreement with Summit Amusement & Distributing, Ltd. (“Summit”) to purchase substantially all of Summit’s assets and assume certain of its liabilities. The purchase price is $37 million in cash, subject to adjustment, up or down, based on Summit’s working capital as of the closing date, plus an earn-out of up to $2 million in cash based on profitability goals for 2006. We plan to finance the acquisition with a $10 million revolving line of credit and a $30 million term loan. The transaction is subject to a number of customary closing conditions. Under certain circumstances, if the transaction fails to close, we would be required to pay Summit a $1 million termination fee, including if we are unable to obtain required financing and licenses. The transaction is expected to close in the first fiscal quarter of 2007.
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
OVERVIEW
     We design, develop, and market interactive electronic player terminals and bingo systems. We currently market portable systems that can be played anywhere within a bingo hall and fixed-base systems with touchscreen-activated monitors. For our three most recent fiscal years ended October 31, 2005, 2004, and 2003, our portable terminals generated approximately 77%, 74%, and 73% of our revenue, respectively, while our fixed-base terminals generated the balance of our revenue during those same years. For the three and nine months ended July 31, 2006, portable systems accounted for 78% of our revenue and fixed-base systems accounted for 22% of our revenue. As of July 31, 2006, we had systems in service in 38 states and in five foreign countries. International revenue for the nine months ended July 31, 2006 is not significant and, as a consequence, segment reporting is not required.
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
     During the nine-month period ended July 31, 2006, capital expenditures approximated $9.7 million, primarily related to bingo systems and related support equipment. This investment included primarily an increase in the number of installed TravelerTM terminals, some of which were used to replace other portable terminals.
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
RESULTS OF OPERATIONS
     The following table sets forth certain selected unaudited condensed consolidated financial data for the periods indicated in thousands of dollars and as a percentage of net revenue:

	Three Months Ended July 31,				Nine Months Ended July 31,
	2006		2005		2006		2005
	(Unaudited)		(Unaudited)		(Unaudited)		(Unaudited)
Net revenue	$12,430	100.0%	$12,444	100.0%	$37,310	100.0%	$37,510	100.0%
Cost of revenue	5,113	41.1%	4,770	38.3%	14,720	39.5%	15,386	41.0%

Gross profit	7,317	58.9%	7,674	61.7%	22,590	60.5%	22,124	59.0%
Operating expenses:
General and administrative	1,885	15.2%	3,687	29.6%	6,799	18.2%	9,237	24.6%
Sales and marketing	2,777	22.3%	2,940	23.6%	8,288	22.2%	9,054	24.1%
Research and development	550	4.4%	888	7.1%	2,227	6.0%	3,020	8.1%
Loss contingencies	33	0.3%	24	0.2%	99	0.3%	32	0.1%

Total operating expenses	5,245	42.2. %	7,539	60.6%	17,413	46.7%	21,343	56.9%

Income from operations	2,072	16.7%	135	1.1%	5,177	13.9%	781	2.1%
Interest and other income (expense), net	129	1.0%	45	0.4%	328	0.9%	73	0.2%

Income before provision for income taxes	2,201	17.7%	180	1.4%	5,505	14.8%	854	2.3%
Provision for income taxes	879	7.1%	95	0.8%	2,158	5.8%	465	1.2%

Net income	$1,322	10.6%	$85	0.7%	$3,347	9.0%	$389	1.0%

     Income from operations for the three months ended July 31, 2006 increased to $2.1 million from $135,000 from the comparable period in 2005. Income from operations for the nine months ended July 31, 2006 increased to $5.2 million from $781,000 from the comparable nine-month period in 2005. The increase in income from operations in the third quarter and the nine-month period ended

July 31, 2006 is attributable to savings realized in general and administrative expenses due to reduced outside legal fees, reductions in severance related expenses as a result of management changes and reduced terminal depreciation as more of our terminals became fully depreciated. Savings were offset by an increase in cost of revenue due to the replacement of expired batteries for our Ted2C terminals. Net income for the three-month period ended July 31, 2006 increased to $1.3 million from $85,000 in the comparable period in 2005. Net income for the nine-month period ended July 31, 2006 increased to $3.3 million from $389,000 in the comparable period in 2005.
Net revenue
     Net revenue remained flat at $12.4 million for the three months ended July 31, 2006 compared to the same quarter in 2005. Net revenue for the nine months ended July 31, 2006 decreased to $37.3 million from $37.5 million in the comparable period in 2005. The decrease in net revenue for the nine months ended July 31, 2006 was caused by continued pricing pressures in Texas. This decrease was partially offset by increased net revenue in other states such as Michigan, Kentucky and Nevada, increased international business, and placement of our Traveler terminals.
Cost of Revenue
     Total cost of revenue increased 7.2% to $5.1 million, or 41.1% of net revenue in the three months ended July 31, 2006 from $4.8 million, or 38.3% of net revenue, for the comparable quarter in 2005. Total cost of revenue decreased 4.3% to $14.8 million, or 39.5% of net revenue in the nine months ended July 31, 2006 from $15.4 million, or 41.0% of net revenue, for the comparable nine-month period in 2005. The total cost of revenue increased for the three-month period ended July 31, 2006 due to the replacement of expired batteries in our Ted2C terminals. The total cost of revenue decreased for the nine-month period ended July 31, 2006 due to reductions in employee related costs and decreased depreciation as more of our older units are becoming fully depreciated. This decreased depreciation related to older units offset increased depreciation expense associated with our continued investment in Traveler terminals.
Gross Profit
     Gross profit decreased 4.7% to $7.3 million, or 58.9% of net revenue in the three months ended July 31, 2006 from $7.7 million, or 61.7% of net revenue, for the comparable quarter in 2005. Gross profit increased 2.1% to $22.6 million, or 60.5% of net revenue for the nine months ended July 31, 2006 from $22.1 million, or 59.0% of net revenue for the comparable period in 2005. Gross profit increased in both absolute dollars and margins for the nine-month period ended July 31, 2006 compared with the comparable prior year period.
Operating Expenses
     Total operating expenses decreased 30.4% to $5.2 million, or 42.2% of net revenue in the three months ended July 31, 2006 from $7.5 million, or 60.6% of net revenue, for the comparable quarter in 2005. Total operating expenses decreased 18.4% to $17.4 million, or 46.7% of net revenue in the nine months ended July 31, 2006 from $21.3 million, or 56.9% of net revenue, for the comparable period in 2005. Operating expenses include general and administrative, sales and marketing, including distributor commissions, research and development, and loss contingencies.
     General and administrative costs decreased 48.9% to $1.9 million, or 15.2% of net revenue, in the three months ended July 31, 2006 from $3.7 million, or 29.6% of net revenue, for the comparable quarter in 2005. General and administrative costs decreased 26.4% to $6.8 million, or 18.2% of net revenue, in the nine months ended July 31, 2006 from $9.2 million, or 24.6% of net revenue, for the comparable quarter in 2005. The decrease is primarily due to reduced outside legal expenses for the three- and nine-month periods ended July 31, 2006 as a result of the resolution of certain matters and the timing of matters under appeal. Additionally, for the three- and nine-month periods ended July 31, 2005 we recorded expenses for a severance agreement with a former CEO and settlement with the Texas Lottery Commission. The cost reductions in the legal and accounting fees were partially offset by expenses associated with the investigative process for our Nevada gaming license application and other costs.
     Sales and marketing expenses decreased 5.5% to $2.8 million, or 22.3% of net revenue, in the three months ended July 31, 2006 from $2.9 million, or 23.6% of net revenue for the comparable quarter in 2005. Sales and marketing expenses decreased 8.5% to $8.3 million, or 22.2% of net revenue, in the nine months ended July 31, 2006 from $9.0 million, or 24.1% of net revenue for the comparable period in 2005. The decrease resulted primarily from reductions in employee related costs. Distributor commissions have decreased for the three- and the nine-month periods by $43,000 and $272,000, respectively, from the comparable periods in fiscal 2005.

     Research and development expenses decreased 38.1% to $550,000, or 4.4% of net revenue, in the three months ended July 31, 2006 from $888,000, or 7.1% of net revenue, for the comparable quarter in 2005. Research and development expenses decreased 26.3% to $2.2 million, or 6.0% of net revenue, in the nine months ended July 31, 2006 from $3.0 million, or 8.1% of net revenue, for the comparable period in 2005. The decreases for the three- and the nine-month periods ended July 31, 2006 resulted from the reduction of employee related costs offset partially by a decrease in capitalization of research and development projects and quality assurance capitalized under FASB Statement No. 86 which was $88,000 for the nine months ended July 31, 2006 and $476,000 for the comparable period in 2005.
     Loss contingencies, representing interest accrued on a legal judgment, totaled $33,000, or 0.3% of net revenue, in the three months ended July 31, 2006 and $99,000, or 0.3% of net revenue, in the nine months ended July 31, 2006. Loss contingencies of $24,000 and $32,000 were recorded for the comparable three- and nine-month periods in 2005.
Provision for Income Taxes
     Provision for income taxes approximated $879,000 for the three months ended July 31, 2006 compared with $95,000 for the comparable period in fiscal 2005 and $2.2 million for the nine months ended July 31, 2006 compared with $465,000 for the comparable period in fiscal 2005. The actual effective tax rate of 39.2% for the nine months ended July 31, 2006 is different from the expected federal rate of 34%, due to certain permanent differences between financial accounting and tax accounting, and state and foreign tax provisions.
LIQUIDITY AND CAPITAL RESOURCES
     We have funded our operations to date primarily through cash from operations and other capital sources. This capital is used for operations, research and development, and capital expenditures of bingo equipment and associated support equipment and software. As of July 31, 2006 and October 31, 2005, we had a working capital balance of $14.7 million and $10.8 million, respectively. As of July 31, 2006, our principal sources of liquidity included cash and short-term investments of $11.5 million, and the revolving credit facility of $2.5 million, which had no borrowed balance as of that date. In April 2006, we renewed our revolving line-of-credit through April 2, 2007 with Wells Fargo, N.A. for a line-of-credit of $2.5 million with interest based on the bank’s prime rate or, at our option, LIBOR plus 2.0%. The agreement contains certain restrictive covenants, which, among other things, require that specified financial balances and ratios be maintained, quarterly profitability be maintained, and includes restrictions on the incurrence of additional indebtedness and payment of dividends. We were in compliance with the terms and covenants of the revolving credit facility as of July 31, 2006. Current assets and current liabilities include a restricted short-term investment of $4.5 million and an accrued liability of $3.9 million in connection with litigation judgments.
     Operating activities provided $12.1 million of cash for the nine-month period ended July 31, 2006 compared with $5.6 million for the nine-month period ended July 31, 2005. The $12.1 million consisted primarily of our net income of $3.3 million adjusted by $8.2 million from depreciation, amortization, obsolescence provisions, and loss on disposal of bingo terminals and related equipment provisions and $500,000 provided by net changes in other operating assets and liabilities. During the nine-month period ended July 31, 2005, the $5.6 million consisted primarily of our net income of $389,000 adjusted by $9.2 million from depreciation, amortization, obsolescence provisions, and loss on disposal of bingo terminals and related equipment provisions, less a net use of funds of $4.0 million from changes in other operating assets and liabilities including $3.4 million used to purchase a restricted short term investment related to the Trend litigation issue.
     We used approximately $13.0 million of cash in investing activities for the nine-month period ended July 31, 2006 compared with $4.0 million of cash for the nine-month period ended July 31, 2005. The $13.0 million consisted of $9.7 million of capital expenditures primarily all of which was expended on bingo terminals and associated support equipment and the purchase and development of software and other intangible assets of $113,000. In addition, a $3.2 million net change occurred in the purchasing and selling of short-term investments. During the nine-month period ending July 31, 2005, the $4.0 million used in investing activities consisted of $5.6 million of capital expenditures primarily all of which was expended on bingo terminals and associated support equipment and the purchase and development of software and other intangible assets of $609,000 offset by the sale of short-term investments with proceeds of $2.1 million.
     Financing activities provided $2.3 million of net cash for the nine-month period ended July 31, 2006 compared with the use of funds of $249,000 for the nine-month period ended July 31, 2005. The $2.3 million provided for the current nine-month period ended July 31, 2006 was from the proceeds of $2.0 million of stock option exercises and $283,000 tax benefit from stock options exercised. The $249,000 used for the prior nine-month period ended July 31, 2005 was primarily for cash dividends of $355,000, partially offset with proceeds from stock option exercises of $106,000.

     Our revolving credit facility agreement restricts our ability to incur additional indebtedness. Restrictions and limitations of available capital other than from cash flow from operations could curtail our business strategy of expansion and development, and could result in a curtailment of our capital expenditures for bingo devices, and related equipment. In the event we were unable to raise additional capital if needed, further measures could be necessary, including the delay or reduction of our operations, research and development and other activities. Certain of such measures may require third-party consent or approvals, including the financial institution under the revolving credit facility, certain regulatory bodies, and others, and there are no assurances such consent or approvals could be obtained.
     We believe that cash flows from operations and cash, cash equivalents, and short-term investments will be sufficient to support our operations, provide for budgeted capital expenditures, and meet liquidity requirements through the remainder of fiscal 2006. We will need to raise the capital required to complete the acquisition of Summit. We anticipate financing the acquisition with a $10 million revolving line of credit, which would replace our existing line of credit, and a $30 million term loan. If we are unable to obtain the required financing and Summit has met all of our conditions to closing, we would be required to pay Summit a $1 million termination fee. Our long-term liquidity requirements will depend on many factors, including the rate at which we expand our business and whether we do so internally or through acquisition. In addition, we may pursue strategic opportunities that could require us to fund our portion of operating expenses of such ventures and may require us to advance additional amounts should any partners in such ventures be unable to meet unanticipated capital requirements or similar funding events. To the extent that the funds generated from the sources described above are insufficient to fund our activities in the long term, we may be required to raise additional funds through public or private financing. No assurance can be given that the additional financing will be available or that, if it is available, it will be on terms acceptable to us.
Purchase Commitments
     From time to time we enter into commitments with our vendors to purchase terminals and support equipment at fixed prices or guaranteed quantities. During the third quarter of fiscal 2005, we entered into two agreements with one of our vendors to provide approximately $2.5 million in Traveler terminals. As of July 31, 2006, we had fulfilled this purchase commitment. In addition, during the nine-month period of fiscal 2006 we entered into seven additional agreements with the same vendor to provide an additional $5.1 million in Traveler terminals and $800,000 in other component parts. As of July 31, 2006, approximately $1.9 million of the Traveler commitment was outstanding and $800,000 of the other component parts commitment was outstanding. All purchases are expected to occur by the end of calendar 2006.
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
Market Risks
     We maintain an investment portfolio of approximately $3.8 million in available-for-sale debt securities of the U.S. Government and its agencies, and in investment grade corporate issues. The values of these investments are subject to changes in interest rates. However, because these investments are short-term and are generally allowed to mature, we do not believe that any risk inherent in our portfolio is likely to have a material effect on expected cash flows. We monitor these investments for impairment and make appropriate reductions in carrying value when necessary. As of July 31, 2006, we had no derivative financial instruments.
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

Sensitivity Analysis Market Risks.
     Assuming we had a $2.5 million balance outstanding as of July 31, 2006, the rate of interest calculated using the prime rate option would be 8.25%. Our monthly interest payment, if the rate stayed constant, would be $17,188. If the prime rate rose to 13.0%, which assumes an unusually large increase, our monthly payment would be $27,000. A more likely increase of 1.0% or 2.0%, given the recent trend of relatively low interest rates, would result in a monthly payment of $19,270 or $21,354, respectively. We do not believe the risk resulting from such fluctuations is material or that the payment required would have a material effect on cash flow.
ITEM 4. CONTROLS AND PROCEDURES.
     We have evaluated, with the participation of our Chief Executive Officer and Acting Chief Financial Officer, the effectiveness of our disclosure controls and procedures as of July 31, 2006. Based on this evaluation, our Chief Executive Officer and Acting Chief Financial Officer has concluded that our disclosure controls and procedures are effective to ensure that we record, process, summarize, and report information required to be disclosed by us in our reports filed or submitted under the Securities Exchange Act within the time periods specified by the Securities and Exchange Commission’s rules and forms. During the quarterly period covered by this report, and other than as disclosed in our Annual Report on Form 10-K, there have not been any changes in our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
CAUTIONARY STATEMENT FOR PURPOSES OF THE “SAFE HARBOR” PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995
     This document includes various “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which represent our expectations or beliefs concerning future events. Statements containing expressions, such as “believes,” “anticipates,” or “expects,” used in our press releases and periodic reports on Forms 10-K and 10-Q filed with the SEC, are intended to identify forward-looking statements. All forward-looking statements involve risks and uncertainties. Although we believe our expectations are based upon reasonable assumptions within the bounds of our knowledge of our business and operations, there can be no assurances that actual results will not differ materially from expected results. We caution that these and similar statements included in this report are further qualified by important factors that could cause actual results to differ materially from those in the forward-looking statements. Such factors include those discussed in our Annual Report on Form 10-K for the year ended October 31, 2005 and in Part II Item IA herein. Readers are cautioned not to place undue reliance on forward-looking statements, which speak only as of the date thereof. We undertake no obligation to publicly release any revisions to such forward-looking statements to reflect events or circumstances after the date hereof.
PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS.
     On March 22, 2001, we filed GameTech International, Inc. v. Trend Gaming Systems, LLC, CIV 01-0540 PHX LOA, a claim in the United States District Court for the District of Arizona, seeking a declaratory judgment that we were not in material breach of our November 1, 1999 Distribution Agreement with Trend Gaming Systems, LLC (“Trend”), and seeking damages for past due payments and wrongful withholdings by Trend. Trend counterclaimed, alleging that its payments were in compliance with its contractual obligations. Trend also contended that we were in breach of certain of our contractual obligations to Trend, including that we had wrongfully terminated Trend. On December 16, 2002, the court entered at our request an order enjoining Trend from using approximately $540,000 in funds it had collected on our behalf, pending a trial on our ownership interest in those funds. The money was placed in two bank accounts/constructive trusts, subject to the court’s control. The sums in those accounts now total approximately $600,000. In addition, collections of accounts receivable by Trend, if any, are also being placed in those accounts, pending the resolution of the case. We have posted a $450,000 deposit with the court as a bond. The accounts receivable from Trend were fully reserved as of July 31, 2006 and October 31, 2005. Trial in this matter commenced October 4, 2004. On November 1, 2004, the jury returned a verdict in favor of Trend against us in the amount of $3.5 million in compensatory damages. The jury also awarded us $735,000 in compensatory damages against Trend for funds Trend collected on our behalf but failed to remit to us. The court denied all of our post-trial motions, except that it maintained the injunction imposing a constructive trust, pending resolution of the issues on appeal. The court setoff the jury awards and entered an amended judgment for Trend on May 12, 2005, in the amount of $2.8 million, plus interest on that sum at the rate of 3.31% per annum beginning March 30, 2005. We appealed to the United States Court of Appeals for the Ninth Circuit on April 8, 2005. We posted a supersedeas bond on April 8, 2005 in the court-appointed amount of $3.4 million, which bond stays any action by Trend to collect on the judgment, pending appeal. Trend initially sought an award of $810,000 in legal fees and $26,000 in expenses and costs. In an amended request, Trend sought an award of $1.4 million in legal fees and $61,000 in expenses and costs. The court awarded Trend $909,000 in legal fees, expenses and costs plus interest of 3.77% per annum beginning August 5, 2005. We appealed the fee award to the United States Court of Appeals for the Ninth Circuit on August 5, 2005.

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
     For the year ended October 31, 2004, we recorded an estimated loss contingency in the Trend litigation of $3.6 million, which was estimated based on the amounts of the judgment described above. We recorded an additional loss contingency of $72,000 to account for the increased award for Trend for legal fees and expenses and costs and a loss contingency of $64,000 was recorded to account for interest accrued on the Trend judgment, both in fiscal 2005. In addition, a loss contingency of $33,000 was recorded in the three-month period and $99,000 was recorded in the nine-month period ended July 31, 2006 to account for interest accrued on the Trend judgment. We feel the amount recorded as of July 31, 2006 is appropriate.
     We are involved in various other legal proceedings arising in the ordinary course of our business. We do not believe that any of those proceedings will have a material adverse effect on our business, financial position, or results of operations.
ITEM 1A. RISK FACTORS
There is no assurance that the Summit acquisition will be successfully completed. If we fail to obtain required financing and licenses and Summit meets our conditions to closing, we will be required to pay Summit a $1 million termination fee.
     On August 30, 2006, we entered into an asset purchase agreement with Summit Amusement & Distributing, Ltd. to acquire substantially all of its assets and assume certain of its liabilities. The closing of the agreement is subject to a number of conditions, and we cannot control whether all of them will be met. In addition, the agreement may be terminated under specified circumstances, some of which are not within our control. For example, Summit may terminate the agreement by paying us $1 million if it enters into a definitive agreement to sell its business to a third party. If we are unable to obtain required licenses or financing for the acquisition and Summit meets our conditions to closing, we will be required to pay Summit a $1 million termination fee.
If completed, our acquisition of Summit may not produce the results we anticipate.
     Our acquisition of Summit is the largest acquisition undertaken by our company. The success of the acquisition will depend in large part on our management’s ability to integrate, maintain and grow Summit’s business. Challenges we face include the following:
•	the diversion of management time and effort from our existing business

•	managing a much larger combined business, including implementing adequate internal controls

•	the potential loss of key employees of Summit, and

•	maintaining Summit’s customers and growing the customer base and markets.
It is anticipated that none of Summit’s employees will have employment agreements with us, although two of Summit’s key employees would sign nonsolicitation agreements and would each receive upon joining us options to purchase 100,000 shares of our common stock, vesting after two years.
     In addition, Summit’s business is subject to many risks and uncertainties, including the following:
•	its dependence on the video lottery terminal industry

•	its dependence on key markets in Montana, Louisiana, South Dakota, and West Virginia

•	its ability to respond to rapid technological change and market demand for product enhancements, and

•	changes in laws and regulations.
We anticipate incurring significant debt to finance the acquisition of Summit.
     We anticipate financing the acquisition of Summit with a $10 million revolving credit facility and a $30 million term loan secured by substantially all of our and Summit’s assets. Servicing the debt will require a significant amount of cash, and our ability to generate the required cash depends on our ability to successfully manage Summit’s business and upon other factors some of which are beyond our control. We expect that the agreement governing the new debt will contain substantial affirmative and restrictive covenants, including the maintenance of certain financial ratios. A breach of any of our obligations under the debt agreement could result in a default allowing the lender to elect to declare all amounts outstanding together with accrued interest to be immediately due and payable.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.
     Not Applicable
ITEM 3. DEFAULTS UPON SENIOR SECURITIES.
     Not Applicable
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
     Not Applicable
ITEM 5. OTHER INFORMATION.
     Effective August 25, 2006, James C. Wilson resigned as our Chief Financial Officer and entered into a General Release of Claims and Severance Agreement. The agreement provides that Mr. Wilson will be paid three months severance totaling $50,000 and an additional $925 for three months of COBRA premiums. A copy of the agreement is attached as Exhibit 10.1.
ITEM 6. EXHIBITS
2.1	Asset Purchase Agreement dated August 30, 2006 between GameTech International, Inc. and Summit Amusement & Distributing, Ltd. (incorporated by reference to Exhibit 2.1 to our Form 8-K filed August 30, 2006).

10.1	Severance Agreement with James C. Wilson dated August 29, 2006.

31.1	Certification of Chief Executive Officer and Acting Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

32.1	Certification of Chief Executive Officer and Acting Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Signature	Title	Date
/S/ Jay M. Meilstrup Jay M. Meilstrup	Chief Executive Officer/Acting Chief Financial Officer (Principal Executive Officer and Acting Chief Financial Officer)	September 14, 2006

/S/ Ann D. McKenzie Ann D. McKenzie	Corporate Controller (Principal Accounting Officer)	September 14, 2006

EXHIBIT INDEX

2.1	Asset Purchase Agreement dated August 30, 2006 between GameTech International, Inc. and Summit Amusement & Distributing, Ltd. (incorporated by reference to Exhibit 2.1 to our Form 8-K filed August 30, 2006).

10.1	Severance Agreement with James C. Wilson dated August 29, 2006.

31.1	Certification of Chief Executive Officer and Acting Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

32.1	Certification of Chief Executive Officer and Acting Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.