Form 10-K
period 2006-10-31
GAMETECH INTERNATIONAL INC
filed 2007-01-29
CIK 1045014

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended October 31, 2006

Commission file number 000-23401

GameTech International, Inc.
(Exact name of registrant as specified in its charter)

Delaware	33-0612983
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

900 Sandhill Road
Reno, Nevada 89521
(775) 850-6000
(Address, including zip code, and telephone number, including area code of principal executive offices)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, par value $.001 per share Rights to Purchase Series A Junior Participating Preferred Stock	The NASDAQ Stock Market LLC

Securities registered pursuant to Section 12(g) of the Act:

None

 (Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes ☐ No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934. Yes ☐ No ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐ Accelerated filer ☐ Non-accelerated filer ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑

The aggregate market value of common stock held by nonaffiliates of the registrant (9,306,421shares) based on the closing price of the registrant’s common stock as reported on the NASDAQ Global Market on April 30, 2006, which was the last business day of the registrant’s most recently completed second fiscal quarter, was $68,588,323. For purposes of this computation, all officers, directors, and 10% beneficial owners of the registrant are deemed to be affiliates. Such determination should not be deemed to be an admission that such officers, directors, or 10% beneficial owners are, in fact, affiliates of the registrant.

As of January 16, 2007, there were outstanding 12,516,222 shares of the registrant’s common stock, par value $0.001 per share.

Documents Incorporated By Reference

Portions of the registrant’s definitive proxy statement for the 2007 Annual Meeting of Stockholders are incorporated by reference into Part III of this report.

GAMETECH INTERNATIONAL, INC.

ANNUAL REPORT ON FORM 10-K
FISCAL YEAR ENDED OCTOBER 31, 2006

Statement Regarding Forward-Looking Statements

The statements contained in this report on Form 10-K that are not purely historical are forward-looking statements within the meaning of applicable securities laws. Forward-looking statements include statements regarding our “expectations,” “anticipation,” “intentions,” “beliefs,” or “strategies” regarding the future. Forward-looking statements also include statements regarding revenue, margins, expenses, and earnings for fiscal 2007 and thereafter; expansion of products or product development; expansion into new domestic and international markets; potential acquisitions or strategic alliances; statements regarding our future expectations with respect to our pending acquisition of Summit Amusement & Distributing, Ltd; and liquidity and anticipated cash needs and availability. All forward-looking statements included in this report are based on information available to us as of the filing date of this report, and we assume no obligation to update any such forward-looking statements. Our actual results could differ materially from the forward-looking statements. Among the factors that could cause actual results to differ materially are the factors discussed in Item 1A, “Risk Factors.”

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

Bingo is a legal enterprise in 47 states (excluding Arkansas, Hawaii, and Utah) and the District of Columbia. Nonprofit organizations sponsor bingo games for fundraising purposes, while Native American, commercial entities, and government-sponsored entities operate bingo games for profit. As of October 31, 2006, we had systems in 30 of the states that allow electronic bingo systems for use with charitable and commercial organizations. Under the Indian Gaming Regulatory Act, or IGRA, electronic bingo may be played on Native American lands in the 47 states where bingo is legal. We estimate that bingo currently is played on Native American lands in 30 states. As of October 31, 2006, we had terminals in operation in Native American bingo halls in 13 of those states. Collectively, as of October 31, 2006, we had products in 40 states and in seven nondomestic countries.

As discussed further below, in August 2006 we entered into an agreement to acquire substantially all of the assets of Summit Amusement & Distributing, Ltd. (“Summit”) for $37 million in cash payable at closing, subject to adjustment, up or down, based on Summit’s working capital as of the closing date, and a contingent payment of up to $2 million if Summit achieves certain Earnings Before Interest, Taxes, Depreciation and Amortization (“EBITDA”) goals for 2006. Summit is a leading developer and manufacturer of entertainment driven gaming devices, including primarily video lottery terminal equipment and related software.

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

Expand Product Offerings and Increase Player Usage of Bingo Electronics

We plan to continue to expand our product offerings to provide bingo players with more choices and price points. Our wide range of electronic bingo products allows bingo operators to offer players many choices when establishing their purchases for bingo games. Operators are then better positioned to ensure they meet the needs of all levels of customers. We are continuing to focus our efforts on expanding our product lines so bingo operators can offer players everything from low cost terminals to higher priced player terminals, as well as terminals that are capable of supporting a variety of different games, which increase entertainment value. Our current product portfolio includes four portable models, one with black and white displays and three with color displays, two fixed-base color terminal offerings, and a back-office management system.

Expand in Our Domestic Markets

As part of our strategy to facilitate the expansion of the domestic bingo market, we are continuously working on new technology to enhance our current bingo products as well as new technology to expand the bingo playing experience and increase hall operator efficiency and effectiveness.

Expand Internationally

We plan to continue to expand our operations outside of the United States. We currently have a small installed base of terminals in the United Kingdom, Canada, the Philippines, Guam, Mexico, Norway and Japan. International revenue is currently 8.2% of our total revenue. We are actively pursuing additional expansion into Mexico, the United Kingdom, certain provinces in Canada, and other locations. In both Mexico and the United Kingdom, we are working with major bingo operators to increase player acceptance levels and capitalize on the potential of placing additional electronic bingo terminals in bingo clubs. From time to time we also evaluate opportunities to expand into other countries.

Develop New Applications

We maintain an ongoing product development program focused on enhancing our existing products and developing new products and additional applications for our technology.

During 2006, we continued to broaden the application of our wireless technology to expand our product line. We developed a new low cost color bingo terminal, the TrackerTM, and we anticipate a widespread release of the Tracker terminal to the general market during fiscal 2007.

We were also able to introduce our Latin 90 system in the Mexican marketplace late in fiscal 2006. During fiscal 2007, we expect to continue additional development of the system and expand its release in Mexico, as well as other Latin American markets. For additional information, see “Product and System Software Development.”

Expansion Through Acquisition

During August 2006, we announced the execution of a definitive agreement with privately-held Summit Amusement & Distributing, Ltd. to acquire substantially all of the assets of Summit. The consideration for the assets consists of $37 million in cash payable at closing, and a contingent payment of up to $2 million if Summit achieves certain EBITDA goals for 2006.

Headquartered in Billings, Montana, Summit is a developer and manufacturer of entertainment driven gaming devices, primarily video lottery terminal equipment and related software. Summit’s primary markets currently include Montana, Louisiana, South Dakota, West Virginia and various Native American casinos. The transaction is subject to a number of customary closing conditions. In addition, we are obtaining licenses in Louisiana, West Virginia, South Dakota and Montana to operate Summit’s business and are completing our contemplated financing for the acquisition, and under certain circumstances must pay Summit a $1 million termination fee if we are unable to obtain the required permits and financing. We anticipate financing the acquisition with a $10 million revolving line of credit and a $30 million term loan.

Develop Strategic Alliances/Acquire Complementary Companies

We plan to continue to review opportunities to grow through strategic alliances and acquisitions that could extend our presence into new geographic markets, expand our client and product base, add new products, and provide operating synergies.

Products

We provide bingo operators with a variety of electronic player terminals and back-office management systems. Our player terminals operate on a proprietary operating system known as the Diamond™ system. This operating system includes Point-of-Sale, or POS, functionality and player tracking for bingo operators that allows them to consolidate to one system for selling bingo paper and electronics, while also loading the appropriate sales information to electronic player terminals. The Diamond system provides bingo operators a verifier that confirms whether a called “BINGO” is legitimate and has been won on a bingo card (whether electronic or paper) that was sold during the session being played.

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

We design our bingo systems to provide maximum appeal to bingo players and hall operators. The primary benefits to players of electronic bingo terminals include the following:

•	the ability to play up to 2,000 electronic bingo card images during one bingo game, depending on jurisdictional regulations, which is significantly more than can be played on paper;

•	the ability to electronically and simultaneously mark the called numbers on all cards being played, thereby reducing player error in missing or mismarking a number; and

•	the ability to alert the player upon attaining a “BINGO,” thereby reducing the chance a player misses winning a prize.

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

Portable Bingo Systems

We currently have the following four variations of portable bingo terminals in commercial use:

•	the Traveler terminal, our state-of-the-art color portable terminal;

•	the Tracker terminal, our lower-cost color portable terminal;

•	the TED[2]C™ terminal, our high end color portable terminal; and

•	the TED® terminal, which is our lower-cost black and white portable terminal.

Our portable bingo systems operate similarly to our fixed-base systems. As numbers are input into the terminals, either manually or by way of wireless communication, each bingo card being played is then simultaneously marked. These terminals can mark up to 2,000 cards per game, based on the device. In a portable system, the file server, caller unit, and sales units are similar to, and can be shared with, those of fixed-base systems. The portable terminal can recognize any bingo game format that the bingo operator wishes to play and alerts the player, both audibly and visually, when “BINGO” has been achieved. Portable terminals are battery powered with rechargeable battery packs. Portable terminals are recharged between bingo sessions in charging crates, which handle 12 TED2C, 12 Traveler, 12 Tracker, and 25 TED terminals, respectively.

The Traveler is a portable player terminal introduced in 2003 that incorporates our latest generation of technology. Traveler is designed to cater to players who prefer a compact portable terminal with a color display and wireless communications. During 2006, the Traveler became our most desirable portable terminal. The Traveler can display up to 8 cards at one time and play up to 2,000 cards in a single game. The terminal utilizes our crate loading methodology eliminating the need to load a player’s information into an individual terminal at the POS station. This easy-to-use device operates using either the AllTrak2 back-office system or the Diamond® POS system.

The Tracker portable color terminal offers a low-cost color alternative to players preferring the familiarity of our TED terminal. Tracker was developed in 2006 and we anticipate a widespread release in 2007. Tracker incorporates many of the favored features of our TED terminal with the added enhancement of a high-resolution color screen. The Tracker terminal can display up to 6 bingo cards at a time while monitoring the play of 600 cards in a single game. The Tracker interfaces with both our AllTrak2 and Diamond POS back-office systems.

The TED2C terminal, with its color screen and clear easy-to-see graphics, is similar to our fixed-base bingo systems, and offers a superior player experience. The TED2C terminal can display up to 16 cards at one time and play up to 600 cards in one game. This easy-to-use device operates using either the AllTrak2 back-office system or Diamond POS system.

The TED terminal is the lower-cost black and white portable terminal. The TED terminal can display four bingo cards at a time, plays up to 600 cards in a single game, functions from a proprietary motherboard and operates using either the Alltrak2 back-office system or the Diamond POS system.

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

Sales Unit. The sales unit is a point-of-sale terminal, typically located near the entrance of a bingo hall, where all customer purchases are made. Using a touchscreen, the cashier activates player buy-in choices for the session and the unit automatically calculates pricing and totals. The player receives a printed receipt itemized by date, session, and quantity of electronic bingo card images purchased.

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

In 2006, we developed a stand-alone system for the Latin American Bingo market, which was released late in fiscal 2006. The system plays a 90-number style of game, which is popular in Latin America. The system utilizes a server installed at the bingo hall and plays this 90-number game on our Traveler terminals. The system supports a communication method allowing it to communicate with our headquarters securely over the internet.

During 2006, we developed a new low-cost color bingo terminal, the Tracker. It provides all of the same features as our TED terminal, with a color screen. It is also capable of future enhancements, based on new or emerging customer needs.

Additionally, during 2006 we made significant progress on the development of a new portable POS system. The system allows all POS functions to be performed wirelessly throughout a bingo hall.

During fiscal 2006, we spent approximately $2.9 million for company-sponsored research and development activities compared with approximately $4.1 million during fiscal 2005 and approximately $5.2 million during fiscal 2004.

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

Target Markets

We target the thousands of charities licensed to operate bingo games in the United States and Canada. We also target Native American bingo halls and commercial entities in the United Sates and foreign markets. As of December 31, 2006, we had terminals in approximately 500 locations serving approximately 1,200 bingo operators, including many charitable bingo halls in which we, or our distributors have multiple customers. For the year ended October 31, 2006, portable terminals generated approximately 80% of our revenue and fixed-based terminals generated approximately 20% of our revenue.

As of December 31, 2006, we operated in 40 states and seven nondomestic countries. We are actively pursuing additional opportunities in other states and countries, as well as increased activity at existing sites.

Materials and Supplies

We source all system hardware components from various domestic and international suppliers. The components are typically assembled and system configured at our facility in Reno, Nevada, however we occasionally use third-party manufacturers to assist with the assembly or refurbishing of terminals. We require that the assemblers of our terminals be dedicated to high quality and high production levels as well as support new product development.

Intellectual Property

We have registered trademarks with the U.S. Patent and Trademark Office for the following names: “AllTrak,” “AllTrak2,” “Blazing Quarters,” “Bowling for Cash,” “Cadillac Bingo,” “Diamond Bingo,” “Diamond Elite,” “Diamond Plus Bingo,” “Diamond TED,” “Firestar,” “GameTech,” “GameTech and Design,” “Nevada Classic,” “Pay-N-Play,” “Sunken Treasure,” “TED,” “TED2C,” “The Electronic Dauber,” and “Traveler.” We have trademark applications pending with the U.S. Patent and Trademark Office for the following names: “Bingo Enhanced Tabs System,” “Club 76,” “Crystal Ball,” “Diamond Pro,” “Diamond VIP,” “GameTech Arizona Corporation,” “GameTech Elite,” “GameTech Players Club,” “Latin 90,” “Tracker,” and “GameTech Mini.” We have registered Canadian trademarks for the following names: “AllTrak,” “Diamond Bingo,” “Diamond Elite,” “Diamond Plus Bingo,” “Diamond Pro,” “Diamond TED,” “ Diamond VIP,” “GameTech and Design,” “TED,” “TED2C,” and “The Bingo Players Choice.” We have Canadian trademark applications pending for the following names: “GameTech.” We have Mexican trademark applications pending for the following names: “GameTech,” “Gringo Bingo,” “Loteria Loco,” “Tracker,” “Traveler,” and “GameTech Mexico,” and “Latin 90.” We have registered Norwegian trademarks for the following names: “GameTech and Design” and “TED.” We cannot provide assurance that any of our domestic or foreign trademark applications will be granted.

Competition

The electronic bingo industry is characterized by intense competition based on various factors, including the ability to enhance bingo hall operations and to generate incremental revenue for bingo hall operators through product appeal to players, ease of use, serviceability, customer support and training, distribution, name recognition, and price. We compete primarily with other companies providing electronic bingo terminals, including Bettina Corp., California Concepts, EZ Bingo, FortuNet, Inc., Pacific Gaming, Planet Bingo and Video King. In addition, we compete with other similar forms of entertainment, including casino gaming, other forms of Class II gaming, and lotteries. Increased competition may result in price reductions, reduced operating margins, reduced revenue, and loss of market share, any of which could materially and adversely affect our business, operating results, and financial condition. Furthermore, existing and new competitors may expand their operations in our existing or potential new markets. We have attempted to counter competitive factors by providing superior service, new, innovative, and quality products and software improvements. We believe that the quality of our full array of portable and fixed-base bingo systems, combined with superior service and customer support, differentiate us from our competitors.

Government Regulation

We are subject to regulation and oversight by governmental authorities in virtually all jurisdictions in which we conduct business. As of December 31, 2006, we held approximately 60 licenses with various regulatory agencies. The regulatory requirements vary from jurisdiction to jurisdiction. Governmental regulations may require licenses, approvals, findings of suitability, or qualifications for our company as well as for our products, officers, directors, certain personnel, significant stockholders, or other associated parties. The term “significant stockholder” typically refers to any beneficial owner of 5% or greater of our capital stock. Any person who fails or refuses to comply with these regulatory requirements could be subject to disciplinary or legal action, which could adversely impact our company, including the loss of any existing license, the ability to obtain a future license, and our ability to conduct business in one or more jurisdictions. The licensing approval and finding of suitability processes can be lengthy and expensive. On Native American lands, regulation results from the laws of each tribe, the provisions of IGRA, and various tribal-state compacts. Many jurisdictions have comprehensive licensing, reporting, and operating requirements with respect to the manufacture, development, assembly, support, distribution, sale, lease, use, and operation of bingo and bingo-related products, including electronic bingo equipment. These requirements have a direct impact on the conduct of our day-to-day operations. In substantially all states in which charitable bingo is legal, the state imposes operating restrictions on the game of bingo and on the form of business relations we can have with the charitable entities. Generally, regulatory authorities may deny applications for licenses, other approvals, or findings of suitability for any cause they may deem reasonable. There can be no assurance that our company or our hardware or software products, personnel, officers, directors, significant stockholders, distributors, vendors, consultants, or other associated parties will receive or be able to maintain any necessary licenses, other approvals, or findings of suitability. The loss of a license or a product approval in a particular jurisdiction may prohibit us from realizing revenue in that jurisdiction and may adversely impact our license or product placements and ability to realize revenue in other jurisdictions. Any change in law or regulation by a jurisdiction, or an unfavorable interpretation of any law or regulation, could adversely impact our ability to earn revenue.

Nevada Regulation and Licensing

In October 2006, we were successful in obtaining registration with the Nevada Gaming Commission (the “Commission”) as a publicly traded corporation and were licensed as (i) a manufacturer and distributor of gaming devices, (ii) an operator of a mobile gaming system, and (iii) an operator of an inter-casino linked system. Additionally, the Commission found us suitable to manufacture and distribute certain equipment used in casino gaming operations which the Commission refers to as “associated equipment” and found various of our officers and directors suitable to hold such positions in the company. The foregoing licenses, findings of suitability, and related approvals were limited by the Commission to expire in two years, unless otherwise renewed by the Commission.

As a corporation registered with and licensed by the Commission, our company and its officers, directors, and shareholders are subject to Nevada law relating to the regulation and control of the gaming industry. The manufacture and distribution in Nevada of gaming devices and associated equipment and the operation of mobile gaming systems and inter-casino linked systems are subject to the provisions of the Nevada Gaming Control Act and the related regulations of the Commission, and various local regulations. Our manufacturing and distributing businesses are subject to the licensing and regulatory control of the Commission, the Nevada State Gaming Control Board (the “Gaming Board”) and various local licensing authorities.

The laws, regulations and supervisory procedures of the Nevada gaming authorities are based upon declarations of public policy which are concerned with, among other things:

1.	the prevention of unsavory or unsuitable persons from having a direct or indirect involvement with gaming at any time or in any capacity;

2.	the establishment and maintenance of responsible accounting practices and procedures;

3.
the maintenance of effective controls over the financial practices of licensees, including the establishment of minimum procedures for internal fiscal affairs and the safeguarding of assets and revenues, providing reliable record keeping and requiring the filing of periodic reports with the Nevada gaming authorities;

4.	the prevention of cheating and fraudulent practices; and

5.	providing a source of state and local revenues through taxation and licensing fees.

Any change in such laws, regulations and procedures could have an adverse effect on our gaming related operations.

The Nevada gaming authorities may investigate any individual who has a material relationship to, or material involvement with, us in order to determine whether such individual is suitable or should be licensed as a business associate of a gaming licensee. Officers, directors and certain key employees of ours must file applications with the Nevada gaming authorities and may be required to be licensed or found suitable by the Nevada gaming authorities. Officers, directors and key employees of ours who are actively and directly involved in the manufacturing or distribution activities of the company, or involved in the operations of any mobile gaming system or inter-casino linked system operated by us, may be required to be licensed or found suitable by the Nevada gaming authorities. The Nevada gaming authorities may deny any application for licensing for any cause which they deem reasonable. A finding of suitability is comparable to licensing, and both require submission of detailed personal and financial information followed by a thorough investigation. The applicant for licensing or a finding of suitability must pay all costs of the investigation. Changes in licensed positions must be reported to the Nevada gaming authorities and, in addition to their authority to deny an application for a finding of suitability or licensing, the Nevada gaming authorities have jurisdiction to disapprove a change in corporate position.

If the Nevada gaming authorities were to find an officer, director or key employee unsuitable for licensing or unsuitable to continue having a relationship with us, we would have to sever all relationships with such person. In addition, the Nevada Commission may require us to terminate the employment of any person who refuses to file appropriate applications. Determinations of suitability or of questions pertaining to licensing are not subject to judicial review in Nevada.

We are required to submit detailed financial and operating reports to the Nevada Commission. Substantially all material loans, leases, sales of securities and similar financing transactions by us are to be reported and, in some cases, approved by the Nevada Commission.

If it were determined that any Nevada gaming laws were violated by us or by any officer, director, or a key employee of ours, the licenses and approvals held by us could be limited, conditioned, suspended or revoked, subject to compliance with certain statutory and regulatory procedures. In addition, we and the persons involved could be subject to substantial fines for each separate violation of the Nevada gaming laws at the discretion of the Commission. Limitation, conditioning or suspension of any license, finding of suitability, or related approval could (and revocation of any license would) materially adversely affect our manufacturing and distributing operations in the State of Nevada.

Any beneficial holder of our voting securities, regardless of the number of shares owned, may be required to file an application, be investigated, and have his suitability as a beneficial holder of our voting securities be determined by the Commission if the Commission has reason to believe that such ownership would otherwise be inconsistent with the declared policies of the State of Nevada. The applicant must pay all costs of investigation incurred by the Nevada gaming authorities in conducting any such investigation.

Nevada gaming laws require any person who acquires more than 5% of our voting securities to report the acquisition to the Commission. Further, Nevada gaming laws require that beneficial owners of more than 10% of our voting securities must apply to the Commission for a finding of suitability within thirty days after the Chairman of the Gaming Board mails written notice requiring such filing. Under certain circumstances, an “institutional investor,” as defined by Nevada gaming law, which acquires more than 10%, but not more than 15%, of the company’s voting securities may apply to the Commission for a waiver of such finding of suitability if such institutional investor holds the voting securities for investment purposes only. An institutional investor shall not be deemed to hold voting securities for investment purposes unless the voting securities were acquired and are held in the ordinary course of business as an institutional investor and not for the purpose of causing, directly or indirectly, the election of a majority of the members of our board of directors, any change in our corporate charter, bylaws, management, policies or operations, or any of our gaming affiliates, or any other action which the Commission finds to be inconsistent with holding our voting securities for investment purposes only. Activities which are not deemed to be inconsistent with holding voting securities for investment purposes only include:

1.	voting on all matters voted on by stockholders;

2.	making financial and other inquiries of management of the type normally made by securities analysts for informational purposes and not to cause a change in management, policies or operations; and

3.	such other activities as the Nevada Commission may determine to be consistent with such investment intent.

If the beneficial holder of voting securities who must be found suitable is a corporation, partnership, limited partnership, limited liability company or trust, it must submit detailed business and financial information including a list of beneficial owners. The applicant is required to pay all costs of investigation.

Any person who fails or refuses to apply for a finding of suitability or a license within thirty days after being ordered to do so by the Commission or the Chairman of the Gaming Board, may be found unsuitable. The same restrictions apply to a record owner if the record owner, after request, fails to identify the beneficial owner. Any stockholder found unsuitable and who holds, directly or indirectly, any beneficial ownership of the voting securities of a registered publicly traded corporation beyond such period of time as may be prescribed by the Commission may be guilty of a criminal offense. We could be subject to disciplinary action if, after receiving notice that a person is unsuitable to be a stockholder or to have any other relationship with us, we:

1.	pay that person any dividend or interest upon voting securities of ours;

2.	allow that person to exercise, directly or indirectly, any voting right conferred through securities held by that person;

3.	pay remuneration in any form to that person for services rendered or otherwise; or

4.	fail to pursue all lawful efforts to require such unsuitable person to relinquish his voting securities for cash at fair market value.

The Commission, in its discretion, may require any lender to us or the holder of any debt security of ours to file applications, be investigated and be found suitable as a lender to us or to own our debt security. Nevada law provides that if the Commission determines that a person is unsuitable to own a debt security of a registered publicly traded corporation or licensed company, the corporation can be sanctioned, including the loss of its approvals, if it takes any of the following actions without having first obtained the approval of the Commission: If a person or entity that is a lender to a licensed company is found unsuitable to be a lender under the circumstances, the loan transaction must be ended in a manner acceptable to the Commission. In any event where a person or entity is found unsuitable to be a lender to or the holder of a debt security issued by us, it is unsuitable for us to do any of the following:

1.	pay to the unsuitable person any dividend, interest, or any distribution whatsoever;

2.	recognize any voting right by such unsuitable person in connection with such securities;

3.	pay the unsuitable person remuneration in any form; or

4.	make any payment to the unsuitable person by way of principal, redemption, conversion, exchange, liquidation, or similar transaction, except as permitted by the Commission.

We are required to maintain a current stock ledger in Nevada, which may be examined by the Nevada gaming authorities at any time. If any securities are held in trust by an agent or by a nominee, the record holder may be required to disclose the identity of the beneficial owner to the Nevada gaming authorities. A failure to make such disclosure may be grounds for finding the record holder unsuitable. We are also required to render maximum assistance in determining the identity of the beneficial owner. The Commission has the power to require our stock certificates to bear a legend indicating that the securities are subject to the Nevada gaming laws.

Changes in control of us through merger, consolidation, stock or asset acquisitions, management or consulting agreements, or any act or conduct by a person whereby he obtains control, may not occur without the prior approval of the Commission. Entities seeking to acquire control of a registered publicly traded corporation must satisfy a variety of stringent standards prior to assuming control of a registered publicly traded corporation. The Commission may also require controlling stockholders, officers, directors and other persons having a material relationship or involvement with the entity proposing to acquire control to be investigated and licensed as part of the approval process relating to the transaction.

The Nevada legislature has declared that some corporate acquisitions opposed by management, repurchases of voting securities and corporate defense tactics affecting Nevada gaming licensees, and registered publicly traded corporations that are affiliated with those operations, may be injurious to stable and productive corporate gaming. The Commission has established a regulatory scheme to ameliorate the potentially adverse effect of these business practices upon Nevada’s gaming industry and to further Nevada’s policy to:

1.	assure the financial stability of corporate gaming operators and their affiliates;

2.	preserve the beneficial aspects of conducting business in the corporate form; and

3.	promote a neutral environmental for the orderly governance of corporate affairs.

Approvals are, in certain circumstances, required from the Commission before we can make exceptional repurchases of voting securities above the current market price thereof and before a corporate acquisition opposed by management can be consummated. Nevada gaming laws also require prior approval of a plan of recapitalization proposed by our board of directors in response to a tender offer made directly to the registered publicly traded corporation’s stockholders for the purposes of acquiring control of the registered publicly traded corporation.

Nevada licensees that hold licenses as a manufacturer and distributor, and as an operator of a mobile gaming system and inter-casino linked system, are required to pay annual license renewal fees to the State of Nevada.

Any person who is licensed, required to be licensed, registered, required to be registered, or who is under common control with such persons (collectively referred to as “Licensees”), and who proposes to become involved in the operation of a gaming venture outside of Nevada is required to deposit with the Gaming Board, and thereafter maintain, a revolving fund in the amount of $10,000 to pay the expenses of investigation of the Gaming Board of their participation in such foreign gaming. The revolving fund is subject to increase or decrease at the discretion of the Commission. Thereafter, licensees are required to comply with certain reporting requirements imposed by the Nevada gaming laws. A licensee is also subject to disciplinary action by the Commission if he knowingly violates any laws of the foreign jurisdiction pertaining to gaming matters, fails to conduct a foreign gaming operation in accordance with the standards of honesty and integrity required of Nevada gaming operations, engages in activities that are harmful to the State of Nevada or its ability to collect gaming taxes and fees, or employs a person in the foreign operations who has been denied a license or finding of suitability in Nevada on grounds of personal unsuitability.

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

Employees

As of January 1, 2007, we had approximately 200 full-time equivalent employees. We are not subject to collective bargaining agreements with our employees, and we believe that our relations with our employees are good.

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

In addition, Summit’s business is subject to many risks and uncertainties, including the following:

•	its dependence on the video lottery terminal industry

•	its dependence on key markets in Montana, Louisiana, South Dakota, and West Virginia

•	its ability to respond to rapid technological change and market demand for product enhancements, and changes in laws and regulations.

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

We must maintain the existing licenses and approvals necessary to operate in our existing markets and obtain the necessary licenses, approvals, findings of suitability, and product approvals in all additional jurisdictions in which we intend to distribute our products. The licensing and approval processes can involve extensive investigation into our company and our products, officers, directors, certain personnel, significant stockholders, and other associated parties, all of which can require significant expenditures of time and resources. We must also comply with applicable regulations for our activities in any international jurisdiction into which we expand. We may not receive licensing or other required approvals in a timely manner in the jurisdictions in which we are currently seeking such approval. The regulations relating to company and product licensing are subject to change or change in interpretation, and other jurisdictions, including the federal government, may elect to regulate or tax bingo, video lottery or gaming. We cannot predict the nature of any such changes or the impact that such changes would have on our business. The loss of a license in a particular jurisdiction may prohibit us from generating revenue in that jurisdiction, may prohibit us from installing or maintaining our terminals in other jurisdictions, and may have a material adverse effect on our business, results of operations, and financial condition.

We depend on our relationships with our distributors.

We derive a significant portion of our revenue from customers serviced through distributors. Our distributors place our products with our customers and often maintain the primary relationship with the bingo halls. Generally, we or our distributors enter into one- to three-year agreements with customers for the use of our systems and terminals. We rely on our distributors exclusively in the states in which the law requires us to place our systems and terminals through qualified distributors. The loss of our relationship with one or more of our distributors may require us to develop our internal sales force or engage new distributors to place our systems and terminals, which could be time consuming and expensive. The loss of one or more of our significant distributors may have a material adverse effect on our business, results of operations, and financial condition.

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

Our operations in Native American gaming halls, which generated approximately 19% of our revenue during fiscal 2006, are subject to Native American and federal regulation under IGRA, which established the National Indian Gaming Commission, or NIGC. The NIGC has the authority to adopt rules and regulations to enforce certain aspects of IGRA and to protect Native American interests. Under IGRA, electronic bingo devices similar to ours have previously been determined by the NIGC to be Class II products that are subject solely to Native American regulation as approved by the NIGC. We believe our electronic bingo systems meet all of the requirements of a Class II game. We cannot provide assurance that the NIGC will not enact future regulations or reinterpret existing regulations in such a manner so as to limit the authority of tribes to self-regulate Class II gaming or to change the definition of Class II gaming in such a manner that our electronic bingo systems are classified as a Class III game under IGRA. If classified as Class III games, our electronic bingo systems could become subject to federal and state regulation through the Johnson Act and through tribal-state compacts required for Class III games played on Native American lands. In that event, or in the event other federal laws are enacted or interpreted differently that would subject our operations on Native American lands to state regulation, we may not be able to modify our electronic bingo systems to be classified as Class II games, or we may not obtain the necessary state approval and licenses to continue our operations in Native American gaming halls. Any such event could have a material adverse effect on our business, results of operations, and financial condition. Any modifications of our electronic bingo systems would also have the additional risk that such modifications would not appeal to customers or be acceptable to the Native American tribes.

Nevada Regulation.

In October 2006, we were successful in obtaining registration with the Commission as a publicly traded corporation and were licensed as (i) a manufacturer and distributor of gaming devices, (ii) an operator of a mobile gaming system, and (iii) an operator of an inter-casino linked system. Additionally, the Commission found us suitable to manufacture and distribute certain equipment used in casino gaming operations which the Commission refers to as “associated equipment” and found various of our officers and directors suitable to hold such positions in the company. The foregoing licenses, findings of suitability, and related approvals were limited by the Commission to expire in two years, unless otherwise renewed by the Commission. The licenses also require an annual calendar year renewal fee and as such were renewed on January 1, 2007 for one year. Under Nevada gaming law all directors, officers and 5% or greater shareholders of companies seeking registration and licensing by the Commission are required to file a licensing application and receive a finding of suitability at the discretion of the Commission on the recommendation of the Gaming Board. All of our directors and officers and 5% shareholders were found suitable and we have applied for such finding of suitability for our new Chief Financial Officer, but there can be no assurance that she will be found suitable. Our equipment is subject to evaluation and approval by the state of Nevada prior to product placement or installation. Each of our products that are in distribution in Nevada have been submitted to and approved by the state of Nevada. If we are ever denied a renewal of the aforementioned Nevada licenses, we may not be able to place our electronic bingo systems with Nevada customers and, depending upon the reason for the denial, may be required to relocate our operations outside the state, which may have a material adverse effect or our business, results of operations, and financial condition. We rely on the Texas market for a significant portion of our revenue.

The concentration of our revenue in the Texas market, which generated approximately 17% of fiscal 2006 revenue, potentially heightens the exposure of regulatory changes or market changes that may prevent or impede us from doing business in that state. Furthermore, the loss of or inability of our company to find suitable distributors in Texas, where state law requires electronic bingo devices and systems to be placed through qualified distributors, could cause a material adverse effect on our business, results of operations, and financial condition.

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

As part of our growth strategy, we may acquire complementary businesses and assets. Acquisitions that we may make in the future could result in the diversion of time and personnel from our business. We also may issue shares of common stock or other securities in connection with acquisitions, which could result in the dilution of the voting power of existing stockholders and could dilute earnings per share. Any acquisitions would be accompanied by other risks commonly encountered in such transactions, including the following:

•	difficulties integrating the products, operations, and personnel of acquired companies;

•	the additional financial resources required to fund the operations of acquired companies;

•	the potential disruption of our business;

•	our ability to maximize our financial and strategic position by the incorporation of acquired technology or businesses with our product offerings;

•	the difficulty of maintaining uniform standards, controls, procedures, and policies;

•	the potential loss of key employees of acquired companies;

•	the impairment of employee and customer relationships as a result of changes in management;

•	significant expenditures to consummate acquisitions; and

•	difficulties in meeting applicable regulatory requirements, including obtaining necessary licenses.

As a part of our acquisition strategy, we may engage in discussions with various businesses regarding their potential acquisition. In connection with these discussions, we may exchange confidential operational and financial information with each potential acquired business and each of us may conduct due diligence inquiries and consider the structure, terms, and conditions of the potential acquisition. In certain cases, the parties may agree not to discuss a potential acquisition with any other party for a specific period of time, may grant us certain rights in the event the acquisition is not completed, and may agree to take other actions designed to enhance the possibility of the acquisition. Potential acquisition discussions may take place over a long period of time, may involve difficult business integration and other issues, and may require solutions for numerous family relationships, management succession, and related matters. As a result of these and other factors, potential acquisitions that from time to time appear likely to occur may not result in binding legal agreements and may not be consummated. Our acquisition agreements may contain purchase price adjustments, rights of setoff, and other remedies in the event that certain unforeseen liabilities or issues arise in connection with an acquisition. These remedies, however, may not be sufficient to compensate us in the event that any unforeseen liabilities or other issues arise.

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

As of January 16, 2007, we had outstanding 12,516,222 shares of common stock. Approximately 9.5 million of such shares are eligible for resale in the public market without restriction or further registration. The remaining approximately 3.0 million shares of common stock outstanding are held by affiliates of our company and may be sold without registration only in compliance with the volume and other limitations of Rule 144. Sales of substantial amounts of common stock by stockholders in the public market, or even the potential for such sales, are likely to adversely affect the market price of the common stock and could impair our ability to raise capital by selling equity securities. Moreover, the shares of common stock issuable upon exercise of outstanding options will be freely tradable without restriction unless acquired by affiliates of our company. The issuance of such freely tradable shares will result in additional outstanding shares of common stock and will create additional potential for sales of additional shares of common stock in the public market.

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

Some of the statements and information contained in this report concerning future, proposed, and anticipated activities of our company, anticipated trends with respect to our revenue, operating results, capital resources, and liquidity or with respect to the markets in which we compete or the bingo industry in general, and statements regarding our future expectation with respect to our pending acquisition of Summit, and other statements contained in this report regarding matters that are not historical facts are forward-looking statements, as that term is defined in the securities laws. Forward-looking statements, by their very nature, include risks and uncertainties, many of which are beyond our control. Accordingly, actual results may differ, perhaps materially, from those expressed in or implied by such forward-looking statements. Factors that could cause actual results to differ materially include those discussed elsewhere under this Item 1A, “Risk Factors.”

We depend on our controls to prevent and detect misstatements on a timely basis.

Our financial disclosure controls and procedures are designed to provide reasonable assurances of achieving their objectives. An internal control deficiency exists when the design or operation of a control does not allow management or employees, in the normal course of performing their assigned functions, to prevent or detect misstatements on a timely basis. In preparing our tax provision for fiscal 2005, we identified certain adjustments to our tax liability accounts and related tax provision. We concluded that this was a significant deficiency constituting a material weakness in that there is more than a remote likelihood that a misstatement could have occurred and would not have been prevented or detected by our internal controls on a timely basis. Remediation efforts, including engaging an independent public accounting firm to assist us, increasing our skill level in the area, and other steps have been implemented and we are in the process of correcting the deficiencies. During fiscal 2006, our internal controls over preparing the tax provision have improved but a significant deficiency still exists. We are continuing to improve our knowledge and skill level in the area, and other steps are being implemented in this process to correct the deficiency. Although we have not noted any other deficiencies, we cannot give assurances that no other deficiency exists or may occur which might, in the future, prevent or detect misstatements on a timely basis. Failure to achieve and maintain effective internal controls over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act could have a material adverse effect on our business and stock price.

Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, beginning with our Annual Report on Form 10-K for the fiscal year ending October 31, 2008, we will be required to furnish a report by our management on our internal control over financial reporting and we will be required to provide our independent registered public accounting firm attestation report with respect to our internal controls over financial reporting beginning with our Annual Report on Form 10-K for the fiscal year ending October 31, 2009. We were not subject to these requirements for the fiscal year ended October 31, 2006. Management’s internal control report must contain (i) a statement of management’s responsibility for establishing and maintaining adequate internal control over financial reporting, (ii) a statement identifying the framework used by management to conduct the required evaluation of the effectiveness of our internal control over financial reporting, (iii) management’s assessment of the effectiveness of our internal control over financial reporting as of the end of our most recent fiscal year, including a statement as to whether or not internal control over financial reporting is effective. In order to achieve compliance with Section 404 within the prescribed period, we are engaged in a process to document and evaluate our internal control over financial reporting, which is both costly and challenging. In this regard, we have dedicated internal resources and adopted a detailed work plan to (i) assess and document the adequacy of internal control over financial reporting, (ii) take steps to improve control processes where appropriate, (iii) validate through testing that controls are functioning as documented, and (iv) implement a continuous reporting and improvement process for internal control over financial reporting. Despite our efforts, we can provide no assurance as to our, or our independent registered public accounting firm’s conclusions with respect to the effectiveness of our internal control over financial reporting under Section 404 at the times required. There is a risk that neither we nor our independent registered public accounting firm will be able to conclude that our internal controls over financial reporting are effective as required by Section 404 at the required dates. This may result in an adverse reaction in the financial markets due to a loss of confidence in the reliability of our financial statements.

Item 1B. Unresolved Staff Comments

Not Applicable.

Item 2. Properties

Our corporate headquarters are located in Reno, Nevada, in a 41,000 square-foot leased facility under a lease that expires in November 2010. We also operate two regional facilities: an 8,080 square-foot site in Broadview Heights, Ohio, and a 4,115 square-foot site in Southlake, Texas. The Ohio lease expires in November 2007 and the Texas lease expires in September 2007. We lease several other facilities, none of which are material to our operations. We believe that our facilities will be adequate for our needs for the foreseeable future.

Item 3. Legal Proceedings

On March 22, 2001, we filed GameTech International, Inc. v. Trend Gaming Systems, LLC, CIV 01-0540 PHX LOA, a claim in the United States District Court for the District of Arizona, seeking a declaratory judgment that we are not in material breach of our November 1, 1999 Distribution Agreement with Trend Gaming Systems, LLC (“Trend”), and seeking damages for past due payments and wrongful withholdings by Trend. Trend counterclaimed, alleging that its payments were in compliance with its contractual obligations. Trend also contended that we were in breach of certain of our contractual obligations to Trend, including that we had wrongfully terminated Trend. On December 16, 2002, the court entered at our request an order enjoining Trend from using approximately $540,000 in funds it had collected on our behalf, pending a trial on our ownership interest in those funds. The money was placed in two bank accounts/constructive trusts, subject to the court’s control. The sums in those accounts now total approximately $600,000. In addition, collections of accounts receivable by Trend, if any, are also being placed in that account, pending the resolution of the case. We have posted a $450,000 deposit with the court as a bond, which is presented as restricted cash on our condensed consolidated balance sheets. The accounts receivable from Trend were fully reserved as of October 31, 2006. Trial in this matter commenced October 4, 2004. On November 1, 2004, the jury returned a verdict in favor of Trend against us in the amount of $3.5 million in compensatory damages. The jury also awarded us $735,000 in compensatory damages against Trend for funds Trend collected on our behalf but failed to remit to us. The court denied all of our post-trial motions, except that it maintained the injunction imposing a constructive trust, pending resolution of the issues on appeal. The court setoff the jury awards and entered an amended judgment for Trend on May 12, 2005, in the amount of $2.8 million, plus interest on that sum at the rate of 3.31% per annum beginning March 30, 2005. We appealed to the United States Court of Appeals for the Ninth Circuit on April 8, 2005. We posted a supersedeas bond on April 8, 2005 in the court-appointed amount of $3.4 million, which bond stays any action by Trend to collect on the judgment, pending appeal. Trend initially sought an award of $810,000 in legal fees and $26,000 in expenses and costs. In an amended request, Trend sought an award of $1.4 million in legal fees and $61,000 in expenses and costs. The court awarded Trend $909,000 in legal fees, expenses and costs plus interest of 3.77% per annum beginning August 5, 2005. We appealed the fee award to the United States Court of Appeals for the Ninth Circuit on August 5, 2005. We posted an additional supersedeas bond with the court on August 18, 2005 in the amount of $1.1 million, thereby staying any action by Trend to collect the fees, pending appeal. Any cash used in the collateralization of the bonds is accounted for as restricted short-term investments on our consolidated balance sheets. We cannot provide assurance that we will succeed in setting the judgments aside on appeal. Currently, the court has not set a hearing date for the appeal. For the year ended October 31, 2004, we recorded an estimated loss contingency in the Trend litigation of $3.6 million, which was estimated based on the amounts of the judgment described above. We recorded an additional loss contingency of $72,000 in the third quarter of fiscal 2005 to account for the increased total award to Trend for legal fees and expenses and costs of $909,000. In addition, loss contingencies of $133,000 and $65,000 were recorded in the fiscal years ended October 31, 2006 and 2005, respectively, to account for interest accrued on the Trend judgment. We feel the amount recorded is appropriate as of October 31, 2006.

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

On March 2, 2004, the jury rendered a verdict in our favor awarding compensatory and punitive damages against Trend Gaming, LLC, a Kentucky LLC (“Trend Gaming”) (involving a prior distribution agreement in Virginia) in the total amount of approximately $1.5 million. The jury also returned a verdict against Steven W. and Rhonda Hieronymus awarding compensatory and punitive damages of $1.0 million. The court reduced compensatory damages against Trend Gaming to $1.1 million. The court affirmed $150,000 in punitive damages against Trend Gaming and awarded us fees and costs of suit against Trend Gaming in the amount of $650,000. Compensatory damages against Mr. and Mrs. Hieronymus have been reduced to $762,000 but the punitive damage award against them in the amount of $150,000 remains unchanged. Of the total compensatory damages of $1.1 million awarded to us, $762,000 represents compensation for lost profits. We can only collect such damages from one of the defendants to avoid a double recovery. Defendants have appealed the judgment against them. The Appellate Court heard oral argument on defendant’s appeal on October 17, 2006. We are awaiting a decision in this matter. Defendants did not post a supersedeas bond, and we are therefore not precluded from pursuing collection on the judgment during the appeal. We have not recorded an estimated gain contingency, as we can give no assurances whether we will be able to collect any award from the defendants.

We are involved in various other legal proceedings arising in the ordinary course of our business. We do not believe that any of those proceedings will have a material adverse effect on our business, results of operations, and financial condition.

Item 4. Submission of Matters to a Vote of Security Holders

None

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities

Our common stock is listed on the NASDAQ Global Market under the symbol “GMTC.” The following table sets forth high and low sales prices of our common stock for the period indicated as reported on the NASDAQ Global Market during each quarter from November 1, 2004:

	High	Low
Year Ended October 31, 2005
First Quarter	$5.15	$3.46
Second Quarter	$4.51	$2.38
Third Quarter	$3.39	$2.20
Fourth Quarter	$4.00	$2.60
Year Ended October 31, 2006
First Quarter	$5.00	$3.18
Second Quarter	$7.59	$3.76
Third Quarter	$9.80	$6.68
Fourth Quarter	$11.25	$6.84
Year Ended October 31, 2007
First Quarter (through January 16, 2007)	$12.90	$9.10

On January 16, 2007, the last reported sales price of our common stock was $10.80 per share. On January 16, 2007, there were 159 record holders of our common stock.

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

Item 6. Selected Financial Data

The selected consolidated statement of operations data for the fiscal year ended October 31, 2006 and 2005 and the selected consolidated balance sheet data set forth below as of October 31, 2006 and 2005, have been derived from our consolidated financial statements, which have been audited by Grant Thornton LLP, independent registered public accounting firm, included elsewhere herein. The selected consolidated statements of operations data for the fiscal years ended October 31, 2004 have been derived from our consolidated financial statements, which have been audited by Ernst & Young LLP, independent registered public accounting firm, included elsewhere herein. The selected consolidated statement of operations data for the years ended October 31, 2003 and 2002 and the selected consolidated balance sheet data set forth below at October 31, 2004, 2003 and 2002 have been derived from our audited consolidated financial statements not included herein. The selected financial data set forth below should be read in conjunction with the Financial Statements and Notes thereto and with “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” appearing elsewhere in this report.

	Years Ended October 31,
	2006	2005	2004	2003	2002
	(In thousands, except per share amounts)
Statements of Operations Data:
Net revenue	$49,289	$49,651	$51,490	$52,329	$48,861
Cost of revenue	19,929	20,304	24,027	21,775	18,982
Gross profit	29,360	29,347	27,463	30,554	29,879
Operating expenses:
General and administrative	8,303	11,406	11,154	11,426	9,535
Sales and marketing	11,041	11,952	12,561	12,323	13,245
Research and development	2,885	4,058	5,179	4,692	2,671
Loss contingencies	133	137	3,628	—	—
Impairment of goodwill	—	—	6,625	—	—
Total operating expenses	22,362	27,553	39,147	28,441	25,451
Income (loss) from operations	6,998	1,794	(11,684)	2,113	4,428
Interest and other income (expense), net	346	76	58	3	(7)
Income (loss) before income taxes	7,344	1,870	(11,626)	2,116	4,421
Provision for (benefit from) income taxes	2,961	534	(1,720)	925	1,688
Net income (loss)	$4,383	$1,336	$(9,906)	$1,191	$2,733
Diluted net income (loss) per share	$0.34	$0.11	$(0.84)	$0.10	$0.23
Shares used in the calculation of diluted net income (loss) per share	12,757	11,960	11,775	11,818	11,945
Cash dividends per common share	$0.00	$0.03	$0.21	$0.00	$0.00

	As of October 31,
	2006	2005	2004	2003	2002
	(In thousands, except per share amounts)
Balance Sheet Data:
Cash, cash equivalents and short-term investments	$12,819	$6,833	$8,706	$11,952	$9,278
Restricted short-term investments	4,515	4,581	—	—	—
Working capital	15,412	10,824	5,209	14,806	16,562
Total assets	59,214	51,130	51,679	60,175	58,101
Total debt	—	—	—	275	13
Total stockholders’ equity	49,834	41,889	40,670	52,621	50,490

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

Overview

We design, develop, and market interactive electronic player terminals and bingo systems. We currently market portable systems that can be played anywhere within a bingo hall and fixed-base systems with touchscreen-activated monitors. For our three most recent fiscal years ended October 31, 2006, 2005, and 2004, our portable terminals generated approximately 80%, 77%, and 74% of our revenue, respectively, while, during those same years, our fixed-base terminals generated the balance of our revenue. As of October 31, 2006, we had systems in service in 40 states and in seven nondomestic countries.

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

We typically install our electronic bingo systems at no charge to our customers, and we capitalize the costs. For fiscal year 2006 and fiscal year 2005, costs of $116,000 and $185,000 were capitalized respectively, and are amortized over the expected term of the contract. We record depreciation of bingo equipment over either a three- or five-year estimated useful life using the straight-line method of depreciation.

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

Fiscal 2006 Highlights

During fiscal 2006, profitability significantly increased as a result of various factors, including the following:

•	a $2.1 million reduction in outside legal expenses as a result of the resolution of certain matters and the timing of matters under appeal;

•	a $1.2 million reduction in research and development expenses as a result of reductions in personnel and employee related costs;

•	reduction in sales and marketing of $911,000 primarily due to reductions in employee related costs and severance charges we incurred in fiscal year 2005.

During fiscal 2006, our capital expenditures increased approximately 55%, or $4.1 million to $11.5 million, from $7.4 million during fiscal 2005, primarily related to the purchase of our Traveler terminals, bingo systems and related support equipment.

Transactions Resulting in Stock Compensation Expense

In December 2004, the vesting period for 20,000 employee stock options to purchase shares of our common stock was accelerated and became fully vested. As a result of this stock option modification, we recorded compensation expense of $29,000 for the quarter ended January 31, 2005. The stock compensation expense was calculated using the intrinsic value method, which compares the common stock option exercise price to the fair market value of the underlying common stock on the date of modification. The stock compensation expense is recorded in the general and administrative section of the accompanying consolidated statement of operations.

In January 2005, the term for 67,500 options of a former employee to purchase shares of our common stock was extended for an additional six months and vesting was accelerated as the result of an executed consulting agreement. As a result of this six-month consulting agreement to assist us in various legal matters and resulting stock option modification, we recorded compensation expense of $64,000 for the quarter ended January 31, 2005. The stock options are subject to measurement under Financial Accounting Standards 123 (FAS 123) and Emerging Issues Task Force Issue No. 96-18 (EITF 96-18). FAS 123 set forth the requirements with respect to accounting for transactions involving a company’s stock that is issued in exchange for goods or services. According to FAS 123, these transactions should be measured at the fair value of the equity issued. In accordance with EITF 96-18, compensation expense is measured based on the fair value of the option at the date the performance commitment is reached. We have determined that the performance commitment was reached upon the effective date of the consulting agreement that occurred January 2, 2005. The fair value of the stock options was measured at that date based on the Black-Scholes model using a FAS 123 approach. Per EITF 96-18, a recognized expense should not be reversed even if the option expires unexercised. The stock compensation expense is recorded in sales and marketing expense in the consolidated statement of operations.

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

Software Development Capitalization

We capitalize costs related to the development of certain software products that meet the criteria of Statement of Financial Accounting Standards (“SFAS”) No. 86 - Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed. SFAS No. 86 provides for the capitalization of computer software that is to be used as an integral part of a product or process to be sold or leased, after technological feasibility has been established for the software and all research and development activities for the other components of the product or process have been completed. We are capitalizing qualified costs of software developed for new products or for significant enhancements to existing products. We cease capitalizing costs when the product is available for general release to our customers. We amortize the costs on a straight-line method over the estimated economic life of the product beginning when the product is available for general release.

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

Impairment of Goodwill and Intangible Assets

We are required to perform an annual goodwill impairment review, and depending upon the results of that measurement, the recorded goodwill may be written down and charged to income from operations when its carrying amount exceeds its estimated fair value. In addition, we assess the impairment of goodwill whenever events or changes in circumstances indicate that the carrying value may not be recoverable, such as a significant adverse change in legal factors or in the business climate, an adverse action or assessment by a regulator, unanticipated competition, or a loss of key personnel. The review for fiscal 2006 was completed as of July 31, 2006 (the valuation date), and we determined there is no impairment of goodwill as of that date.

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

Share-based Compensation

We account for share-based compensation in accordance with SFAS No. 123(R) - Accounting for Stock-Based Compensation. Under the fair value recognition provisions, we estimate share-based compensation at the award grant date and recognize expense over the service period. Option valuation models require the input of highly subjective assumptions, and changes in the assumptions used can materially affect the fair value estimate. Judgment is required in estimating stock volatility, forfeiture rates, expected dividends, and expected terms that options remain outstanding. See Note 7 of our Consolidated Financial Statements for additional information regarding the adoption of SFAS No. 123(R).

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

Internal Control Over Accounting for Taxes

We have identified a significant deficiency in our accounting for income taxes as described herein. In preparing our tax provision for fiscal 2005, we identified certain adjustments to our tax liability accounts and related tax provision. This significant deficiency constituted a material weakness in that there is more than a remote likelihood that a misstatement could have occurred and would not be prevented or detected by our internal control on a timely basis. Although we have improved our control process related to the tax provision, a significant deficiency remains for fiscal 2006. All adjustments to correct this matter have been reflected in our consolidated financial statements as of and for the fiscal years ending October 31, 2005 and 2006.

We are continuing to take corrective action aimed at the timely calculation of the provision for income taxes. Our remediation efforts have included engaging an independent public accounting firm to assist in the tax reconciliation and evaluation process, and we plan to continue increasing the skill and experience level of senior management. In addition, we are developing definitive procedures for the detailed documentation and reconciliations supporting the income taxes payable, deferred income tax and tax provision balances and amounts, including the appropriate review and approval of related journal entries.

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

Results of Operations

The following table sets forth, for the periods indicated, certain consolidated statement of operations data for our company expressed as a percentage of revenue:

	Years Ended October 31,
	2006	2005	2004
Statements of Operations Data:
Net revenue	100.0%	100.0%	100.0%
Cost of revenue	40.4	40.9	46.7
Gross profit	59.6	59.1	53.3
Operating expenses:
General and administrative	16.8	23.0	21.7
Sales and marketing	22.4	24.1	24.4
Research and development	5.9	8.2	10.0
Loss contingency	0.3	0.2	7.0
Impairment of goodwill	—	—	12.9
Total operating expenses	45.4	55.5	76.0
Income (loss) from operations	14.2	3.6	(22.7)
Interest and other income, net	0.7	0.2	0.1
Income (loss) before provision for (benefit from) income taxes	14.9	3.8	(22.6)
Provision for (benefit from) income taxes	6.0	1.1	(3.3)
Net income (loss)	8.9%	2.7%	(19.3)%

Year Ended October 31, 2006 Compared with Year Ended October 31, 2005

Revenue. Revenue for fiscal 2006 decreased $362,000, or 0.7%, to $49.3 million compared to revenue of $49.7 million in fiscal 2005. The decrease in revenue for fiscal 2006 is a result of several factors including increased regional competition and pricing pressures, continued migration of commercial accounts to more profitable slot machine style gaming over bingo, hall closures and the elimination of certain unprofitable accounts. These unfavorable changes were offset in part by increased revenue in Michigan and other key states, increased expansion in Canada and the United Kingdom, and the continued popularity and rollout of our Traveler terminals.

Cost of Revenue. Cost of revenue decreased $375,000, or 1.8%, to $19.9 million for fiscal 2006 compared to $20.3 million for fiscal 2005. Cost of revenue as a percentage of revenue for fiscal 2006 was 40.4% compared to 40.9% for fiscal 2005. Key components of our cost of revenue include, among other items, expenses associated with technical and operational support of the bingo systems within bingo halls, depreciation and amortization of bingo terminals, repair, refurbishment, and disposals of bingo terminals and related support equipment, and excess or obsolescence allowance. Bingo equipment depreciation and amortization of related intangibles for fiscal 2006 decreased by approximately $771,000 below fiscal 2005, primarily because our older terminals are becoming fully depreciated, which has offset the increased depreciation from more recent capital expenditures on new terminals.

General and Administrative. General and administrative expenses decreased $3.1 million, or 27.2%, to $8.3 million for fiscal 2006 compared to $11.4 million for fiscal 2005. General and administrative costs as a percentage of revenue for fiscal 2006 were 16.8% compared to 23.0% for fiscal 2005. Outside legal expenses decreased $2.1 million as a result of the resolution of certain matters and the timing of matters under appeal. Fiscal 2005 included elevated levels of legal expenses, including those related to litigation with a former distributor in Texas, a patent infringement lawsuit in Nevada, litigation with a former distributor of IGS in Mississippi, and other legal proceedings. In addition, fiscal 2005 included legal expenses associated with a Notice of Opportunity to Show Compliance in Texas. Additionally, fiscal 2005 expenses include a severance agreement with our former CEO, a settlement with the Texas Lottery Commission, and increased accounting fees due to increased compliance reviews associated with the Sarbanes-Oxley Act of 2002.

Sales and Marketing. Sales and marketing expenses decreased $911,000, or 7.6%, to $11.0 million for fiscal 2006 compared to $12.0 million for fiscal 2005. Sales and marketing costs as a percentage of revenue for fiscal 2006 were 22.4% compared to 24.1% for fiscal 2005. Sales and marketing includes distributor commissions and personnel, travel, promotional, and support costs for our internal sales force. Distributor commissions decreased $259,000 to $7.1 million or 14.5% of revenue for fiscal 2006 compared to 14.9% of revenue for fiscal 2005. Costs reductions of $652,000 associated with our internal sales force are due primarily to severance costs in fiscal 2005.

Research and Development. Research and development expenses decreased $1.2 million, or 28.9% to $2.9 million for fiscal 2006 compared to $4.1 million for fiscal 2005. Research and development costs as a percentage of revenue for fiscal 2006 were 5.9% compared to 8.2% for fiscal 2005. The cost reductions were accomplished with reductions in personnel and employee related costs, including employee severance costs.

During fiscal 2006 and fiscal 2005 we capitalized internally developed software costs of approximately $88,000 and $632,000, respectively, consisting of payroll related costs, from our research and development and software quality assurance functions that meets technological feasibility and recoverability tests in accordance with FASB Statement No. 86.

Loss Contingencies. Loss contingencies decreased $4,000, or 2.9% to $133,000 for fiscal year 2006 compared to $137,000 for fiscal 2005. Loss contingencies for 2006 consisted of interest accrued on a legal judgment. Loss contingencies for 2005 consisted of an additional award of $72,000 for legal fees and expenses and $65,000 for interest accrued on a legal judgment.

Impairment of Goodwill. We recorded no expense for impairment of goodwill in 2006 and 2005.

Provision for Income Taxes. Our effective income tax rate was approximately 40.3% and 28.5% for the fiscal years ended October 31, 2006 and 2005, respectively. The change in effective tax rate reflects certain permanent differences between financial accounting and tax accounting and the effect of state and federal income taxes and nondeductible expenses on the pre-tax income. In addition, fiscal 2005 included a credit of $360,000 due to an adjustment in income tax liabilities.

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

During fiscal 2005 and fiscal 2004 we capitalized internally developed software costs of approximately $632,000 and $727,000, respectively, of payroll related costs, from our research and development and software quality assurance functions that meets technological feasibility and recoverability tests in accordance with FASB Statement No. 86.

Loss Contingencies. Loss contingencies decreased $3.5 million, or 96.2% to $137,000 for fiscal year 2005 compared to $3.6 million for fiscal 2004. Loss contingencies for 2005 consisted of an additional award of $72,000 for legal fees and expenses and costs and $65,000 for interest accrued on a legal judgment. Loss contingencies for 2004 consisted of $2.8 million for a legal judgment and related legal fees and expenses and costs of $836,000.

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

Liquidity and Capital Resources

Operating activities provided $14.5 million of cash during fiscal 2006 compared to $6.5 million during fiscal 2005. The $14.5 million consisted primarily of net income of $4.4 million, adjusted positively by $11.0 million for depreciation, amortization, obsolescence, and loss on disposal of bingo terminals and related equipment provisions, and a net use of funds of $859,000 from changes in other operating assets and liabilities and other items. During fiscal 2005, the $6.5 million consisted primarily of net income of $1.3 million, adjusted positively by $11.9 million for depreciation, amortization, obsolescence, and loss on disposal of bingo terminals and related equipment provisions, less a net use of funds of $6.8 million from changes in other operating assets and liabilities and other items including $4.6 million used to purchase two restricted short-term investments related to the Trend litigation issue.

We used approximately $18.7 million of cash in investing activities during fiscal 2006 compared to $6.0 million of cash used during fiscal 2005. The $18.7 million consisted of $11.5 million of capital expenditures ($11.4 million of which was expended on bingo terminals and associated support equipment), an increase in short-term investments of $6.7 million, and $302,000 of expenditures for the acquisition of Summit Amusement & Distributing, Ltd. During fiscal 2005, the $6.0 million consisted of $7.4 million of capital expenditures ($7.3 million of which was expended on bingo terminals, primarily due to purchases of our Traveler terminals and associated support equipment), the purchase and development of software and other intangible assets for a total of $801,000, and a decrease in short-term investments of $2.1 million.

Financing activities provided $3.2 million during fiscal 2006 compared to the cash used of $220,000 during fiscal 2005. The $3.2 million provided during fiscal 2006 was from proceeds from stock option exercises of $2.5 million and $714,000 from the tax benefit from stock options exercised. The $220,000 used during fiscal 2005 was for cash dividends of $355,000, offset by proceeds from stock option exercises of $135,000.

As of October 31, 2006, we had cash, cash equivalents, and unrestricted short-term investments of approximately $12.8 million. In addition to our cash, cash equivalents, and short-term investments, we have a $2.5 million line of credit with Wells Fargo Bank, N.A., which has an interest rate based on the prime rate or London InterBank Offered Rate (“LIBOR”) plus 2.0%, at our option, on which there was no outstanding balance at October 31, 2006. The agreement contains certain restrictive covenants, which, among other things, require that specified financial balances and ratios be maintained, requires profitability to be maintained on a quarterly basis, and restricts the incurrence of additional indebtedness and payment of dividends. The revolving credit facility expires on April 2, 2007. No assurance can be made for renewal on terms acceptable to us.

We believe that cash flows from operations and cash, cash equivalents, and short-term investments on hand will be sufficient to support our operations, provide for budgeted capital expenditures, and meet liquidity requirements through the remainder of fiscal 2007. We will need to raise the capital required to complete the acquisition of Summit. We anticipate financing the acquisition with a $10 million revolving line of credit, which would replace our existing line of credit, and a $30 million term loan. If we are unable to obtain the required financing and Summit has met all of our conditions to closing, we would be required to pay Summit a $1 million termination fee. Our long-term liquidity requirements will depend on many factors, including the rate at which we expand our business, and whether we do so internally or through acquisitions. In addition, strategic opportunities we may pursue could require us to fund our portion of operating expenses of such ventures and may require us to advance additional amounts should any partners in such ventures be unable to meet unanticipated capital calls or similar funding events. To the extent that the funds generated from the sources described above are insufficient to fund our activities in the long term, we may be required to raise additional funds through public or private financing. No assurance can be given that additional financing will be available or that, if it is available, it will be on terms acceptable to us.

Contractual Obligations

The following table presents information on contractual obligations held as of October 31, 2006:

	Payments Due by Period
	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years
Operating Leases	$2,551,000	$676,000	$1,345,000	$530,000	$—
Other Long Term Obligations	181,000	21,000	45,000	31,000	84,000
Total Contractual Cash Obligations	$2,732,000	$697,000	$1,390,000	$561,000	$84,000

Purchase Commitments

From time to time, we enter into commitments with our vendors to purchase bingo terminals and support equipment at fixed prices and/or guaranteed quantities. During the third quarter of the fiscal year ended October 31, 2005, we entered into two agreements with the same vendor to provide $2.5 million in Traveler terminals. As of October 31, 2006, we had fulfilled these purchase commitments. In addition, during the fiscal year ended October 31, 2006, we entered into seven additional agreements with the same vendor to provide an additional $5.4 million in Traveler terminals and $1.1 million in other component parts. As of October 31, 2006, approximately $900,000 of the Traveler commitment was remaining and $1.0 million of the other component parts commitment was remaining. All purchases are expected to occur by the end of the second quarter of fiscal 2007.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

As described in Note 9 to our Consolidated Financial Statements, we maintain an investment portfolio, of approximately $7.4 million, in investment grade corporate issues, and in investment grade auction rate securities. The values of these investments are subject to changes in interest rates. However, because these investments are short-term and are generally allowed to mature, we do not believe that any risk inherent in our portfolio is likely to have a material effect on expected cash flows. We monitor these investments for impairment and make appropriate reductions in carrying value when necessary.

Our revolving credit facility with Wells Fargo is a $2.5 million line of credit with an interest rate based on the prime rate or LIBOR plus 2.0%, at our option. The agreement contains certain restrictive covenants, which, among other things, require that specified financial balances and ratios be maintained, requires profitability to be maintained on a quarterly basis, and restricts the incurrence of additional indebtedness and payment of dividends. The line of credit expires on April 2, 2007. No assurance can be made for renewal.

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

Sensitivity Analysis Market Risks.    Assuming we had a $2.5 million balance outstanding as of October 31, 2006, the rate of interest calculated using the prime rate option would be 8.25%. Our monthly interest payment, if the rate stayed constant, would be $17,188. If the prime rate rose to 15.0%, which assumes an unusually large increase, our monthly payment would be $31,250. A more likely increase of 1.0% or 2.0% would result in a monthly payment of $19,271 or $21,354, respectively. We do not believe the risk resulting from such fluctuations is material or that the payment required would have a material effect on cash flow or our results of operations.

Our exposure to changes in interest rates relates primarily to our portfolio of investments. The primary objective of our investment portfolio is to preserve principal while maximizing yields. This is accomplished by maintaining a well-diversified portfolio of high-quality investment-grade securities, all of which have an effective maturity within the next twelve months. A hypothetical 50-basis-point increase in interest rates at October 31, 2006 would have had an immaterial impact on the fair value of our portfolio.

Item 8. Financial Statements and Supplementary Data

The consolidated financial statements and supplementary data are as set forth in the “Index To Consolidated Financial Statements” on page F-1.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A. Controls and Procedures

We have evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures as of October 31, 2006. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective as of October 31, 2006 to ensure that information required to be disclosed by us in the reports we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, including that such information is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosures. Except as described herein, during the fiscal year covered by this report, there have not been any changes in our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Accounting for Income Taxes and Other Matters.

In connection with the evaluation described above, our Chief Executive Officer and our Chief Financial Officer have concluded that there was a significant deficiency in our accounting for income taxes. In preparing our tax provision for fiscal years 2005 and 2006, we identified certain adjustments to our tax liability accounts and related income tax provision. All adjustments to correct these matters have been reflected in our consolidated financial statements as of and for the fiscal years ended October 31, 2005 and 2006.

Given the significance of the tax account balances and the absence of sufficient mitigating controls, the deficiency was considered a material weakness for fiscal 2005 in that there was more than a remote likelihood that a misstatement could have occurred and would not have been prevented or detected by our internal control on a timely basis. Although we have improved our related control processes, a significant deficiency remained at October 31, 2006.

As of the filing of this report, we have engaged the tax advisory services of an independent public accounting firm to assist in the analysis and evaluation of our income taxes, and we will continue to increase the skill and experience level of senior management. In addition, we are developing definitive procedures for the detailed documentation and reconciliations supporting the income taxes payable, deferred income tax and tax provision balances and amounts, including the appropriate review and approval of related journal entries.

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

PART III

Item 10. Directors and Executive Officers of the Registrant

The information required by this item is incorporated by reference to the definitive proxy statement to be filed pursuant to Regulation 14A of the Exchange Act for our 2007 Annual Meeting of Stockholders.

Item 11. Executive Compensation

The information required by this item is incorporated by reference to the definitive proxy statement to be filed pursuant to Regulation 14A of the Exchange Act for our 2007 Annual Meeting of Stockholders.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item is incorporated by reference to the definitive proxy statement to be filed pursuant to Regulation 14A of the Exchange Act for our 2007 Annual Meeting of Stockholders.

Item 13. Certain Relationships and Related Transactions

The information required by this item is incorporated by reference to the definitive proxy statement to be filed pursuant to Regulation 14A of the Exchange Act for our 2007 Annual Meeting of Stockholders.

Item 14. Principal Accountants Fees and Services

The information required by this item is incorporated by reference to the definitive proxy statement to be filed pursuant to Regulation 14A of the Exchange Act for our 2007 Annual Meeting of Stockholders.

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

(b)	Exhibits

Exhibit Number	Description of Exhibit

2.1	Asset Purchase Agreement dated August 30, 2006 between GameTech International, Inc. and Summit Amusement & Distributing Ltd. (16)

3.1	Certificate of Incorporation of the Registrant, as amended (1)

3.3	Certificate of Designation of Series A Junior Participating Preferred Stock of the Registrant (7)

3.4	Second Amended and Restated Bylaws of the Registrant (8)

4.1	GameTech International, Inc. Registration Rights Agreement (2)

4.3	Rights Agreement, dated as of March 7, 2003, between GameTech International, Inc. and Mellon Investor Services, LLC, as rights agent (6)

4.4	Specimen Common Stock Certificate (7)

10.1	GameTech International, Inc. 1997 Incentive Stock Plan (1)

10.2	GameTech International, Inc. 2001 Restricted Stock Plan (3)

10.3	Amended and Restated 1997 Incentive Stock Plan (13)

10.4	Form of Restricted Stock Agreement (13)

10.5	Form of Stock Option Agreement (13)

10.6	Form of Stock Unit Award Agreement (13)

10.7	Employment Agreement effective February 1, 2005, between the Registrant and Cornelius T. Klerk (9)

10.8	Letter Agreement by and between the Registrant and James C. Wilson, dated as of April 29, 2005 (10)

10.9	Release and Severance Agreement by and between the Registrant and James C. Wilson, dated as of August 25, 2006 (17)

10.10	Settlement and Release Agreement by and between the Registrant and John Furman, dated as of June 28, 2005 (12)

10.11	Letter Agreement by and between the Registrant and Jay M. Meilstrup, dated as of July 1, 2005 (12)

10.12	Letter Agreement by and between the Registrant and John McCafferty, dated as of May 22, 2006

10.13	Letter Agreement by and between the Registrant and Tracy Pearson, dated as of October 31, 2006 (18)

10.14	Lease Agreement dated November 18, 1999 between the Registrant and Cypress Corporate Services, including addendum to lease and first amendment dated April 17, 2000 (4)

10.15	Credit Agreement, dated April 2, 2005, by and between the Registrant and Wells Fargo Bank, National Association (11)

10.16	Revolving Line of Credit Note, dated April 2, 2005 in favor of Wells Fargo Bank, National Association (11)

10.17	Security Agreement relating to equipment, dated April 2, 2005, in favor of Wells Fargo Bank, National Association (11)

10.18	Continuing Security Agreement relating to rights to payment and inventory, dated April 2, 2005, in favor of Wells Fargo Bank, National Association (11)

10.19	Credit Agreement, dated April 3, 2006, by and between the Registrant and Wells Fargo Bank, National Association (14)

10.20	Revolving Line of Credit Note, dated April 3, 2006 in favor of Wells Fargo Bank, National Association (14)

21	List of Subsidiaries

23.1	Consent of Grant Thornton LLP, Independent Registered Public Accounting Firm

23.2	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated by the Securities Exchange Act of 1934, as amended

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated by the Securities Exchange Act of 1934, as amended

Exhibit Number	Description of Exhibit

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference to Exhibits 2.1 and 10.1 to the Registrant’s Registration Statement on Form S-1 (Registration No. 333-34967) as filed with the Commission on or about September 4, 1997.

(2)
Incorporated by reference to Exhibit 4.1 to Amendment No. 1 to the Registrant’s Registration Statement on Form S-1 (Registration No. 333-34967) as filed with the Commission on or about October 17, 1997.

(3)	Incorporated by reference to Exhibit 10.1 to the Registrant’s Registration Statement on Form S-8 (Registration No. 333-72886) as filed with the Commission on or about November 7, 2001.

(4)	Incorporated by reference to Exhibit 10.16 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended October 31, 2001 as filed with the Commission on or about January 29, 2002.

(5)	Intentionally omitted.

(6)	Incorporated by reference to Exhibit 4.3 to the Registrant’s Current Report on Form 8-K dated March 7, 2003 as filed with the Commission on or about March 10, 2003.

(7)
Incorporated by reference to Exhibits 3.3 and 4.4 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended January 31, 2003 as filed with the Commission on or about March 17, 2003.

(8)	Incorporated by reference to Exhibit 3.4 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended January 31, 2004, as filed with the Commission on or about March 16, 2004.

(9)	Incorporated by reference to Exhibit 10.26 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended July 31, 2004 as filed with the Commission on or about September 14, 2004.

(10)	Incorporated by reference to Exhibit 10.27 to the Registrant’s Current Report on Form 8-K dated May 2, 2005 as filed with the Commission on or about May 4, 2005.

(11)
Incorporated by reference to Exhibits 10.28, 10.29, 10.30 and 10.31 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended April 30, 2005 as filed with the Commission on or about June 14, 2005.

(12)	Incorporated by reference to Exhibits 10.32 and 10.33 to the Registrant’s Current Report on Form 8-K dated June 28, 2005 as filed with the Commission on or about July 5, 2005.

(13)	Incorporated by reference to Exhibits 10.34(a), (b), (c) and (d) to the Registrant's Current Report on Form 8-K dated March 28, 2006 as filed with the Commission on or about April 3, 2006.

(14)
Incorporated by reference to Exhibits 10.35 and 10.36 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended April 30, 2006 as filed with the Commission on or about June 14, 2006.

(15)	Intentionally omitted.

(16)	Incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K dated August 30, 2006 as filed with the Commission on or about August 31, 2006.

(17)	Incorporated by reference to Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended July 31, 2006 as filed with the Commission on or about September 14, 2006.

(18)	Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated November 13, 2006 as filed with the Commission on or about November 15, 2006.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GAMETECH INTERNATIONAL, INC.

By:	/s/ JAY M. MEILSTRUP
Jay M. Meilstrup
President, Chief Executive Officer, and Director (Principal Executive Officer)
Dated: January 29, 2007

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ RICHARD T. FEDOR	Chairman of the Board of Directors	January 29, 2007
Richard T. Fedor

/s/ JAY M. MEILSTRUP	President, Chief Executive Officer and Director	January 29, 2007
Jay M. Meilstrup	(Principal Executive Officer )

/s/ TRACY C. PEARSON	Chief Financial Officer, Treasurer, and Secretary	January 29, 2007
Tracy C. Pearson	(Principal Financial Officer)

/s/ ANN D. MCKENZIE	Corporate Controller	January 29, 2007
Ann D. McKenzie	(Principal Accounting Officer)

/s/ RICHARD H. IRVINE	Director	January 29, 2007
Richard H. Irvine

/s/ SCOTT H. SHACKELTON	Director	January 29, 2007
Scott H. Shackelton

/s/ DONALD K. WHITAKER	Director	January 29, 2007
Donald K. Whitaker

EXHIBIT INDEX

Exhibit Number	Description of Exhibit

2.1	Asset Purchase Agreement dated August 30, 2006 between GameTech International, Inc. and Summit Amusement & Distributing Ltd. (16)

3.1	Certificate of Incorporation of the Registrant, as amended (1)

3.3	Certificate of Designation of Series A Junior Participating Preferred Stock of the Registrant (7)

3.4	Second Amended and Restated Bylaws of the Registrant (8)

4.1	GameTech International, Inc. Registration Rights Agreement (2)

4.3	Rights Agreement, dated as of March 7, 2003, between GameTech International, Inc. and Mellon Investor Services, LLC, as rights agent (6)

4.4	Specimen Common Stock Certificate (7)

10.1	GameTech International, Inc. 1997 Incentive Stock Plan (1)

10.2	GameTech International, Inc. 2001 Restricted Stock Plan (3)

10.3	Amended and Restated 1997 Incentive Stock Plan (13)

10.4	Form of Restricted Stock Agreement (13)

10.5	Form of Stock Option Agreement (13)

10.6	Form of Stock Unit Award Agreement (13)

10.7	Employment Agreement effective February 1, 2005, between the Registrant and Cornelius T. Klerk (9)

10.8	Letter Agreement by and between the Registrant and James C. Wilson, dated as of April 29, 2005 (10)

10.9	Release and Severance Agreement by and between the Registrant and James C. Wilson, dated as of August 25, 2006 (17)

10.10	Settlement and Release Agreement by and between the Registrant and John Furman, dated as of June 28, 2005 (12)

10.11	Letter Agreement by and between the Registrant and Jay M. Meilstrup, dated as of July 1, 2005 (12)

10.12	Letter Agreement by and between the Registrant and John McCafferty, dated as of May 22, 2006 (15)

10.13	Letter Agreement by and between the Registrant and Tracy Pearson, dated as of October 31, 2006 (18)

10.14	Lease Agreement dated November 18, 1999 between the Registrant and Cypress Corporate Services, including addendum to lease and first amendment dated April 17, 2000 (4)

10.15	Credit Agreement, dated April 2, 2005, by and between the Registrant and Wells Fargo Bank, National Association (11)

10.16	Revolving Line of Credit Note, dated April 2, 2005 in favor of Wells Fargo Bank, National Association (11)

10.17	Security Agreement relating to equipment, dated April 2, 2005, in favor of Wells Fargo Bank, National Association (11)

10.18	Continuing Security Agreement relating to rights to payment and inventory, dated April 2, 2005, in favor of Wells Fargo Bank, National Association (11)

10.19	Credit Agreement, dated April 3, 2006, by and between the Registrant and Wells Fargo Bank, National Association (14)

10.20	Revolving Line of Credit Note, dated April 3, 2006 in favor of Wells Fargo Bank, National Association (14)

21	List of Subsidiaries

23.1	Consent of Grant Thornton LLP, Independent Registered Public Accounting Firm

23.2	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated by the Securities Exchange Act of 1934, as amended

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated by the Securities Exchange Act of 1934, as amended

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference to Exhibits 2.1 and 10.1 to the Registrant’s Registration Statement on Form S-1 (Registration No. 333-34967) as filed with the Commission on or about September 4, 1997.

(2)
Incorporated by reference to Exhibit 4.1 to Amendment No. 1 to the Registrant’s Registration Statement on Form S-1 (Registration No. 333-34967) as filed with the Commission on or about October 17, 1997.

(3)	Incorporated by reference to Exhibit 10.1 to the Registrant’s Registration Statement on Form S-8 (Registration No. 333-72886) as filed with the Commission on or about November 7, 2001.

(4)	Incorporated by reference to Exhibit 10.16 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended October 31, 2001 as filed with the Commission on or about January 29, 2002.

(5)	Intentionally omitted.

(6)	Incorporated by reference to Exhibit 4.3 to the Registrant’s Current Report on Form 8-K dated March 7, 2003 as filed with the Commission on or about March 10, 2003.

(7)
Incorporated by reference to Exhibits 3.3 and 4.4 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended January 31, 2003 as filed with the Commission on or about March 17, 2003.

(8)	Incorporated by reference to Exhibit 3.4 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended January 31, 2004, as filed with the Commission on or about March 16, 2004.

(9)	Incorporated by reference to Exhibit 10.26 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended July 31, 2004 as filed with the Commission on or about September 14, 2004.

(10)	Incorporated by reference to Exhibit 10.27 to the Registrant’s Current Report on Form 8-K dated May 2, 2005 as filed with the Commission on or about May 4, 2005.

(11)
Incorporated by reference to Exhibits 10.28, 10.29, 10.30 and 10.31 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended April 30, 2005 as filed with the Commission on or about June 14, 2005.

(12)	Incorporated by reference to Exhibits 10.32 and 10.33 to the Registrant’s Current Report on Form 8-K dated June 28, 2005 as filed with the Commission on or about July 5, 2005.

(13)	Incorporated by reference to Exhibits 10.34(a), (b), (c) and (d) to the Registrant's Current Report on Form 8-K dated March 28, 2006 as filed with the Commission on or about April 3, 2006.

(14)
Incorporated by reference to Exhibits 10.35 and 10.36 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended April 30, 2006 as filed with the Commission on or about June 14, 2006.

(15)	Intentionally omitted.

(16)	Incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K dated August 30, 2006 as filed with the Commission on or about August 31, 2006.

(17)	Incorporated by reference to Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended July 31, 2006 as filed with the Commission on or about September 14, 2006.

(18)	Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated November 13, 2006 as filed with the Commission on or about November 15, 2006.

GameTech International, Inc.

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders

GameTech International, Inc.

We have audited the accompanying consolidated balance sheets of GameTech International, Inc. and subsidiaries as of October 31, 2006 and 2005, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the years in the two-year period ended October 31, 2006. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amount and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of GameTech International, Inc. and subsidiaries as of October 31, 2006 and 2005, and the results of their operations and their cash flows for each of the years in the two-year period ended October 31, 2006, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 1, Stock Based Compensation, to the consolidated financial statements, the Company adopted Statement 123(R), Share-Based Payments, as of November 1, 2005.

/S/ GRANT THORNTON LLP

Reno, Nevada
January 5, 2007

Report of Ernst & Young LLP,
Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

GameTech International, Inc.

We have audited the accompanying consolidated statements of operations, stockholders’ equity and cash flows of GameTech International, Inc. for the year ended October 31, 2004. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company’s internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated results of operations and cash flows of GameTech International, Inc. for the year ended October 31, 2004, in conformity with U.S. generally accepted accounting principles.

/s/ ERNST & YOUNG LLP

Reno, Nevada
February 8, 2005

GAMETECH INTERNATIONAL, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)

	October 31,
	2006	2005
ASSETS:
Current assets:
Cash and cash equivalents	$5,411	$6,330
Short-term investments	7,408	503
Accounts receivable, net of allowances of $2,230 in 2006 and $2,374 in 2005	3,734	3,573
Deposits	17	21
Refundable income taxes	64	742
Restricted short-term investments	4,515	4,581
Prepaid expenses and other current assets	377	326
Deferred income taxes	2,458	2,549
Total current assets	23,984	18,625
Bingo equipment, furniture and other equipment, net	22,868	20,060
Goodwill, net	10,184	10,184
Intangibles, less accumulated amortization of $4,071 in 2006 and $4,335 in 2005	1,217	1,811
Restricted cash	483	450
Deferred income taxes, long term	176	—
Other assets	302	—
Total assets	$59,214	$51,130
LIABILITIES AND STOCKHOLDERS' EQUITY:
Current liabilities:
Accounts payable	$1,819	$641
Accrued payroll and related obligations	980	1,335
Accrued loss contingencies	3,898	3,765
Income taxes payable	294	—
Other accrued liabilities	1,581	2,060
Total current liabilities	8,572	7,801
Non-current employment obligations	160	181
Deferred income taxes	648	1,259
Commitments and contingencies	—	—
Stockholders' equity:
Common stock: $0.001 par value; 40,000,000 shares authorized; 14,371,547 shares issued in 2006 and 13,740,539 issued in 2005	14	14
Additional paid in capital	50,881	47,319
Retained earnings	7,035	2,652
Treasury stock, at cost, 1,855,325 shares in 2006 and 2005	(8,096)	(8,096)
Total stockholders' equity	49,834	41,889
Total liabilities and stockholders' equity	$59,214	$51,130

The accompanying notes are an integral part of these consolidated financial statements.

GAMETECH INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)

	Year ended October 31,
	2006	2005	2004
Net revenue	$49,289	$49,651	$51,490
Cost of revenue	19,929	20,304	24,027
Gross profit	29,360	29,347	27,463
Operating expenses:
General and administrative	8,303	11,406	11,154
Sales and marketing	11,041	11,952	12,561
Research and development	2,885	4,058	5,179
Loss contingencies	133	137	3,628
Impairment of goodwill	—	—	6,625
Total operating expenses	22,362	27,553	39,147
Income (loss) from operations	6,998	1,794	(11,684)
Interest and other income (expense), net	346	76	58
Income (loss) before income taxes	7,344	1,870	(11,626)
Provision for (benefit from) income taxes	2,961	534	(1,720)
Net income (loss)	$4,383	$1,336	$(9,906)
Net income (loss) per share:
Basic	$0.36	$0.11	$(0.84)
Diluted	$0.34	$0.11	$(0.84)
Shares used in calculating net income (loss) per share:
Basic	12,181	11,868	11,775
Diluted	12,757	11,960	11,775

Dividends declared per share	$0.00	$0.03	$0.21

The accompanying notes are an integral part of these consolidated financial statements.

GAMETECH INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(In thousands, except share amounts)

	Common Stock		Capital in excess of par	Retained	Treasury Stock
	Shares	Amount	value	Earnings	Shares	Amount	Total
Balances at October 31, 2003	13,592,764	$14	$46,655	$14,048	1,855,325	$(8,096)	$52,621
Issuance of common stock upon exercise of stock options	107,575	—	415	—	—	—	415
Tax benefit of stock option exercises	—	—	11	—	—	—	11
Net loss	—	—	—	(9,906)	—	—	(9,906)
Dividends paid	—	—	—	(2,471)	—	—	(2,471)
Balances at October 31, 2004	13,700,339	14	47,081	1,671	1,855,325	(8,096)	40,670
Issuance of common stock upon exercise of stock options	40,200	—	135	—	—	—	135
Stock based compensation	—	—	103	—	—	—	103
Net income	—	—	—	1,336	—	—	1,336
Dividends paid	—	—	—	(355)	—	—	(355)
Balances at October 31, 2005	13,740,539	14	47,319	2,652	1,855,325	(8,096)	41,889
Issuance of common stock upon exercise of stock options	630,999	—	2,518	—	—	—	2,518
Issuance of common stock to employee	9	—	—	—	—	—	—
Stock based compensation	—	—	330	—	—	—	330
Tax benefit of stock option exercises	—	—	714	—	—	—	714
Net income	—	—	—	4,383	—	—	4,383
Balances at October 31, 2006	14,371,547	$14	$50,881	$7,035	1,855,325	$(8,096)	$49,834

The accompanying notes are an integral part of these consolidated financial statements.

GAMETECH INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended October 31,
	2006	2005	2004
Cash flows from operating activities:
Net income (loss)	$4,383	$1,336	$(9,906)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	10,317	11,427	11,684
Obsolescence and loss on disposal of bingo terminals and related equipment	681	493	1,743
Impairment of goodwill	—	—	6,625
Loss on disposal of furniture and other equipment	12	35	83
Loss on disposal of intangible assets	—	35	—
Stock compensation expense	330	103	—
Deferred income taxes	(696)	379	(3,024)
Accrued loss contingencies	133	137	3,628
Accrued interest on short-term investments	(187)	(36)	—
Accrued interest on restricted cash	(33)	—	—
Other changes in operating assets and liabilities:
Accounts receivable, net	(161)	(89)	140
Deposits	4	8	(1)
Refundable income taxes	678	(642)	131
Restricted short-term investments	66	(4,581)	—
Prepaid expenses and other current assets	(51)	324	(309)
Accounts payable	(393)	(702)	560
Accrued payroll and related obligations	(355)	(206)	787
Other accrued liabilities	(479)	(332)	649
Income taxes payable	294	(1,214)	1,214
Non-current employment obligations	(21)	(21)	(246)
Net cash provided by operating activities	14,522	6,454	13,758

GAMETECH INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(In thousands)

	Year Ended October 31,
	2006	2005	2004
Cash flows from investing activities:
Proceeds from sale of short-term investments	24,945	2,638	2,250
Payments for purchase of short-term investments	(31,662)	(500)	(3,105)
Capital expenditures for bingo equipment, furniture and other equipment	(11,541)	(7,359)	(13,619)
Payment for the acquisition of Summit Amusement & Distributing, Ltd	(302)	—	—
Proceeds from sale of assets and insurance reimbursement	—	17	—
Payments for acquisitions of intangible assets	(113)	(801)	(1,054)
Net cash used in investing activities	(18,673)	(6,005)	(15,528)

Cash flows from financing activities:
Payments on long-term debt/note payable and other obligations	—	—	(275)
Payment of dividends	—	(355)	(2,471)
Tax benefit from stock options exercised	714	—	—
Proceeds from issuance of common stock	2,518	135	415
Net cash (used in) provided by financing activities	3,232	(220)	(2,331)
Net increase (decrease) in cash and cash equivalents	(919)	229	(4,101)
Cash and cash equivalents at beginning of year	6,330	6,101	10,202
Cash and cash equivalents at end of year	$5,411	$6,330	$6,101
Supplemental cash flow information:
Cash paid out in the year for:
Interest	$10	$13	$31
Income taxes	$1,895	$2,051	$61
Non-cash investing and financing activities:
Acquisition of fixed assets included in:
Accounts payable	$1,517	$—	$—

The accompanying notes are an integral part of these consolidated financial statements.

GAMETECH INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
October 31, 2006, 2005 and 2004

1. Business and Summary of Significant Accounting Policies

Description of Business

       GameTech International, Inc. (the "Company") was incorporated in Delaware on April 18, 1994. The Company operates in a single business segment and designs, develops, and markets interactive electronic bingo systems consisting of portable and fixed-based systems under contractual arrangements with terms generally ranging from month-to-month to three years with bingo hall customers. The Company had products in 40 states and in seven nondomestic countries as of October 31, 2006.

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

Short-Term Investments

       Short-term investments, which consist of interest-bearing securities and investment grade auction rate securities, are stated at cost plus accrued interest, which approximates market value. Those with maturities beyond one year may be classified as short-term investments based on their highly liquid nature and because such marketable securities represent the investment of cash that is available for current operations. All auction rate securities are classified as short-term investments. Short-term investments are classified as available for sale and are recorded at fair market value using the specific identification method. Unrealized gains and losses are not material.

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

GAMETECH INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Software Development Capitalization

The Company capitalizes costs related to the development of certain software products that meet the criteria of Statement of Financial Accounting Standards (“SFAS”) No. 86 - Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed. SFAS No. 86 provides for the capitalization of computer software that is to be used as an integral part of a product or process to be sold or leased, after technological feasibility has been established for the software and all research and development activities for the other components of the product or process have been completed. The Company is capitalizing qualified costs of software developed for new products or for significant enhancements to existing products. The Company ceases capitalizing costs when the product is available for general release to the Company’s customers. The Company amortizes the costs on a straight-line method over the estimated economic life of the product beginning when the product is available for general release.

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

GAMETECH INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

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

Advertising and Promotion Costs

       Advertising and promotion costs are expensed as incurred. Such costs during fiscal years 2006, 2005, and 2004 were not material.

Research and Development Costs

Research and development costs are charged to the results of operations when incurred.

Stock Based Compensation

       The Company generally grants stock options to its employees for a fixed number of shares with an exercise price equal to the fair value of the shares on the date of the grant.

Prior to November 1, 2005, the Company accounted for employee stock transactions in accordance with Accounting Principle Board (“APB”), APB Opinion No. 25, Accounting for Stock Issued to Employees. The Company has adopted the pro forma disclosure requirements of SFAS No. 123, Accounting for Stock-Based Compensation. As permitted by SFAS No. 148, prior to adoption of SFAS No. 123(R), the Company accounted for stock based compensation expense under the recognition and measurement principles of APB Opinion No. 25 under which no compensation was recognized in the Company’s financial statements for the fiscal year ended October 31, 2005 and 2004. In connection with the modified prospective method, disclosures made for periods prior to the adoption of SFAS No. 123(R) do not reflect restated amounts.

Effective November 1, 2005, the Company adopted the Financial Accounting Standards Board (“FASB”) SFAS No. 123(R), Share Based Payment. This statement is a revision of SFAS No. 123, and supersedes APB Opinion No. 25, and its related implementation guidance. SFAS No. 123(R) addresses all forms of share-based payment awards including shares issued under employer stock purchase plans, stock options, restricted stock, and stock appreciation rights. Under SFAS No. 123(R), share-based payment awards result in a cost that will be measured at fair value on the award’s grant date. Stock options exercised in future periods will result in an adjustment within the Consolidated Statement of Cash Flows depicting a reduction to net cash provided by operating activities with an offsetting increase in net cash provided by financing activities related to incremental tax benefits. In the fourth quarter of the fiscal year 2005, the Company’s Board of Directors approved the acceleration of the vesting of all unvested stock options awarded under its 1997 Incentive Stock Plan. As a result, all options outstanding at October 31, 2005 were fully vested and no compensation cost for such options will be recognized in any future periods.

For the fiscal year ended October 31, 2006, the Company recognized compensation expense of $330,000 which is included in general and administrative expenses in the accompanying Consolidated Statement of Operations and a related tax benefit of $111,000 for a net cost of $219,000. For the fiscal year ended October 31, 2006 diluted and basic earnings per share were reduced by $0.02 as a result of recognizing the share-based compensation expense, net of tax.

On November 10, 2005, the FASB issued Staff Position No. SFAS 123(R)-3, Transition Election Related to Accounting for Tax Effects of Share-Based Payment Awards. The Company has elected to adopt the alternative transition method provided in this FASB Staff Position for calculating the tax effects of share-based compensation pursuant to SFAS No. 123(R). The alternative transition method includes a simplified method to establish the beginning balance of the additional paid-in capital pool related to the tax effects of employee share-based compensation, which is available to absorb tax deficiencies recognized subsequent to the adoption of SFAS No. 123(R).

GAMETECH INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The following table presents stock-based compensation expense if the Company had applied the fair value recognition provisions of SFAS No. 123(R), as amended by SFAS No. 148, to stock-based compensation:

	Year ended October 31,
	(In thousands, except per share amounts)
	2005	2004
Net income (loss) as reported	$1,336	$(9,906)
Stock-based employee compensation expense included in reported net income, net of related tax benefits	39	—
Stock-based employee compensation expense determined under fair value method for all awards, net of related tax effects	(1,285)	(475)
Pro forma net income (loss)	$90	$(10,381)

Net Income (loss) per share
Basic:
As reported	$0.11	$(0.84)
Pro forma	$0.01	$(0.88)
Diluted:
As reported	$0.11	$(0.84)
Pro forma	$0.01	$(0.88)

Under SFAS No. 123(R) stock-based compensation cost is measured at the grant date, based on the estimated fair value of the award, and is recognized over the stated vesting period. The Company continues to utilize the Black-Scholes option-pricing model to estimate the fair value of employee stock-based compensation at the date of grant, which requires the use of accounting judgment and financial estimates. The expected life of the options used in this calculation is the period of time the options are expected to be outstanding, and is determined by the simplified method outlined in Staff Accounting Bulletin 107 which states, “The midpoint of the average vesting period and contractual life is an acceptable expected life assumption.” Expected stock volatility is based on the historic volatility of its stock for a period equal to the length of time the Company has been public. Expected option exercises, the period of time the options are held, forfeitures, employee terminations and other criteria are based on previous experiences. The risk-free rates for periods within the contractual life of the options are based on United States Treasury Note rates in effect at the time of the grant for the period equal to the expected life. Application of alternative assumptions could produce significantly different estimates of the fair value of stock-based compensation and consequently, the related amounts recognized in the Consolidated Statements of Operations.

These amounts were determined using the Black-Scholes option-pricing model, which values options based on the stock price at the grant date, the expected life of the option, the estimated volatility of the stock, the expected dividend payments, and the risk-free interest rate over the expected life of the option. The assumptions used in the Black-Scholes model were as follows:

	Year ended October 31,
	2006	2005	2004
Risk-free interest rate	5.08%	3.98%	3.76%
Dividend yield	—	—	2.63%
Volatility factor	63.9%	64.4%	66.2%
Expected life (in years)	5.5	8.0	8.0

GAMETECH INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Net Income (Loss) Per Share

       Net income (loss) per share is computed in accordance with SFAS No. 128, Earnings per Share, which requires the presentation of both basic and diluted net income (loss) per share. Basic net income (loss) per share is based solely upon the weighted average number of common shares outstanding and excludes any dilutive effects of options, warrants and convertible securities. Diluted net income (loss) per share is based upon the weighted average number of common shares and common-share equivalents outstanding during the year excluding those common-share equivalents where the impact to basic net income (loss) per share would be antidilutive. The difference between basic and diluted net income (loss) per share is attributable to stock options.

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

No single customer comprised more than ten percent of the Company's total revenue during fiscal years 2006, 2005 and 2004. However, the Company conducts a substantial amount of its business through distributor relationships, many of which act as a collection agent.

Fair Values of Financial Instruments

       The carrying amounts reported in the consolidated balance sheets for cash and cash equivalents, short-term investments, accounts receivable, restricted short-term investments, accounts payable, and accrued liabilities approximate fair value.

Significant Market Revenue Concentration

A significant portion of the Company’s revenue is concentrated in the Texas market, which generated more than 15% of revenue for fiscal years 2006, 2005, and 2004. State law requires electronic bingo devices and systems to be placed through qualified distributors.

Reclassifications

Certain prior year reclassifications have been made to conform to classifications used in the current period. These reclassifications did not have an impact on previously reported financial position, cash flows or results of operations.

Recent Accounting Pronouncements

In June 2006, FASB issued FIN No. 48, Accounting for Uncertainty in Income Taxes. FIN No. 48 is an interpretation of SFAS No. 109, Accounting for Income Taxes. FIN No. 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in an enterprise’s tax return. This interpretation also provides guidance on the derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition of tax positions. The recognition threshold and measurement attribute is part of a two-step tax position evaluation process prescribed in FIN No. 48, which is effective after the beginning of an entity’s first fiscal year that begins after December 15, 2006. The Company is assessing the potential impact of FIN No. 48 on its financial position, cash flows and results of operations.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS 157”), which defines fair value, establishes a framework for measuring fair value in GAAP, and expands disclosures about fair value measurements. SFAS 157 does not require any new fair value measurements, but provides guidance on how to measure fair value by providing a fair value hierarchy used to classify the source of the information. This statement is effective beginning in October 2008. The Company is evaluating whether adoption of this statement will result in a change to its fair value measurements.

In September 2006, the Securities and Exchange Commission released Staff Accounting Bulletin No. 108, Quantifying Financial Statement Misstatements (“SAB 108”). SAB 108 gives guidance on how errors, built up over time in the balance sheet, should be considered from a materiality perspective and corrected. SAB 108 provides interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement. SAB 108 represents the SEC Staff’s views on the proper interpretation of existing rules and as such has no effective date. The Company is assessing the potential impact of SAB No. 108 on its financial position, results of operation, and cash flows.

GAMETECH INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

2. Goodwill and Intangibles

The Company accounts for goodwill and intangibles according to SFAS No. 142, Goodwill and Other Intangible Assets. This rule provides that goodwill should not be amortized but instead should be tested for impairment annually and depending upon the results of that measurement, the recorded goodwill may be written down and charged to income from operations when its carrying amount exceeds its estimated fair value. Amortization is still required for identifiable intangible assets with finite lives.

Goodwill, resulting primarily from the February 1999 acquisition of Bingo Technologies Corporation ("BTC"), was being amortized on a straight-line basis over twelve years and amounted to $14,960,000, net of accumulated amortization, at October 31, 2002 and 2003. The November 2002 acquisition of certain assets of IGS added $1,849,000 to goodwill for fiscal 2003.

The Company assessed the value of its goodwill as of July 31, 2006, 2005 and 2004 (its annual review date).

Based on events in the fourth quarter of fiscal 2004, including an estimated loss contingency recorded during the fourth quarter (Note 6), management reviewed its current and expected future results of operations and determined that future results of operations were expected to be less than previously anticipated. As a result of that review and an independent valuation, the Company recorded an impairment loss of $6,625,000 representing an impairment of goodwill.  The independent valuation was determined using a market approach which included a market multiple and comparable transaction methodology as well as an income approach using a discounted cash flow methodology.

Intangible assets consisted of the following as of October 31, 2006 (in thousands):

	Stated Value	Accumulated Amortization	Net Carrying Value	Weighted Average Amortization Period (in years)
Intellectual Property (software)	$4,173	$(3,007)	$1,166	3.2
Copyrights/trademarks	255	(255)	__	4.7
Distributor buyouts	860	(809)	51	2.9
	$5,288	$(4,071)	$1,217

Intangible assets consisted of the following as of October 31, 2005 (in thousands):

	Stated Value	Accumulated Amortization	Net Carrying Value	Weighted Average Amortization Period (in years)
Intellectual Property (software)	$4,060	$(2,351)	$1,709	3.1
Copyrights/trademarks	286	(284)	2	4.5
Distributor buyouts	1,800	(1,700)	100	2.3
	$6,146	$(4,335)	$1,811

 Intangibles are being amortized over the respective useful lives of the assets ranging from two to five years. Amortization expense related to the intangibles in fiscal years 2006, 2005 and 2004 was $710,000, $721,000 and $1,524,000, respectively (including amortization of intellectual property software developed under SFAS 86 of $656,000, $485,000 and $298,000, respectively).

GAMETECH INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

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

Estimated aggregate amortization expense for intangible assets subject to amortization as of October 31, 2006 is as follows (in thousands):

2007	$704
2008	425
2009	84
2010	4
$1,217

3. Restricted Short-Term Investments

Restricted short-term investments at October 31, 2006 and 2005 consisted of bank certificates of deposit used to collateralize irrevocable standby letters of credit pledged to the court to secure certain previous judgments against the Company pending results of the Company’s appeals. The certificates of deposit are in the amounts of $3.4 million and $1.1 million and include interest rates at October 31, 2006 of 3.88% and 4.51%, respectively and mature April 6, 2007 and August 10, 2007, respectively (See Note 6).

4. Bingo Equipment, Furniture and Other Equipment

       Bingo equipment, furniture and other equipment consisted of the following as of October 31, 2006 and 2005 (in thousands):

	October 31,
	2006	2005
Bingo equipment	$56,241	$52,309
Office furniture and equipment	4,246	4,328
Leasehold improvements	754	757
	61,241	57,394
Less accumulated depreciation and amortization	42,038	36,273
Less reserve for excess or obsolete terminals	214	2,878
	18,989	18,243
Add component parts	3,879	1,817
Bingo equipment, furniture and other equipment, net	$22,868	$20,060

       Depreciation for bingo equipment is applied over three- and five-year periods. Terminals on-hand that are not expected to be re-used are provided for as excess or obsolete.

       Depreciation expense during the fiscal years ended October 31, 2006, 2005 and 2004 amounted to approximately $9.6 million, $10.7 million and $10.2 million, respectively. In addition, during fiscal years ended October 31, 2006, 2005 and 2004, the Company reserved $249,000, $0 and $355,000, respectively for bingo terminals and parts not expected to be re-used.

Component parts are for the assembly of terminals and recorded at average cost until the completed terminal is placed in bingo equipment and depreciated.

GAMETECH INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

5. Credit Agreements

Effective April 3, 2006, the Company renewed its revolving line of credit agreement with a bank at substantially the same terms and conditions. The maximum amount available under the terms of the agreement is $2.5 million. Borrowings bear interest based on the bank's prime rate or LIBOR plus 2.0%, at the Company’s option. Interest is payable monthly and the agreement expires on April 2, 2007. The Company can give no assurance that the credit agreement will be renewed. The Company’s obligations under the agreement are secured by substantially all of the Company’s assets. The agreement contains certain restrictive covenants, which, among other things, require that specified financial balances and ratios be maintained, requires profitability to be maintained on a quarterly basis, and restricts the incurrence of additional indebtedness and payment of dividends. At October 31, 2006 and 2005, there was no outstanding balance under the line of credit and the Company was in compliance with all terms and covenants of the agreement.

6. Commitments and Contingencies

Leases

The Company leases administrative and warehouse facilities and certain equipment under non-cancelable operating leases. Rent expense during the fiscal years ended October 31, 2006, 2005 and 2004 was $899,000, $912,000 and $943,000, respectively.

Future minimum lease payments under these leases as of October 31, 2006 are as follows (in thousands):

2007	$676
2008	669
2009	676
2010	530
2011	—
$2,551

Purchase Commitments

From time to time, the Company enters into commitments with its vendors to purchase bingo terminals and support equipment at fixed prices and/or guaranteed quantities. During the third quarter of the fiscal year ended October 31, 2005, the Company entered into two agreements with the same vendor to provide $2.5 million in Traveler terminals. As of October 31, 2006, the Company had fulfilled these purchase commitments. In addition, during the fiscal year ended October 31, 2006, the Company entered into seven additional agreements with the same vendor to provide an additional $5.4 million in Traveler terminals and $1.1 million in other component parts. As of October 31, 2006, approximately $900,000 of the Traveler commitment was remaining and $1.0 million of the other component parts commitment was remaining. All purchases are expected to occur by the end of the second quarter of fiscal 2007.

Litigation

On March 22, 2001, the Company filed GameTech International, Inc. v. Trend Gaming Systems, LLC, CIV 01-0540 PHX LOA, a claim in the United States District Court for the District of Arizona, seeking a declaratory judgment that the Company is not in material breach of the Company’s November 1, 1999 Distribution Agreement with Trend Gaming Systems, LLC (“Trend”), and seeking damages for past due payments and wrongful withholdings by Trend. Trend counterclaimed, alleging that its payments were in compliance with its contractual obligations. Trend also contended that the Company was in breach of certain of the Company’s contractual obligations to Trend, including that the Company had wrongfully terminated Trend. On December 16, 2002, the court entered at the Company’s request an order enjoining Trend from using approximately $540,000 in funds it had collected on the Company’s behalf, pending a trial on the Company’s ownership interest in those funds. The money was placed in two bank accounts/constructive trusts, subject to the court’s control. The sums in those accounts now total approximately $600,000. In addition, collections of accounts receivable by Trend, if any, are also being placed in that account, pending the resolution of the case. The Company has posted a $450,000 deposit with the court as a bond, which is presented as restricted cash on the Company’s condensed consolidated balance sheets. The accounts receivable from Trend were fully reserved as of October 31, 2006. Trial in this matter commenced October 4, 2004. On November 1, 2004, the jury returned a verdict in favor of Trend against the Company in the amount of $3.5 million in compensatory damages. The jury also awarded the Company $735,000 in compensatory damages against Trend for funds Trend collected on the Company’s behalf but failed to remit to the Company. The court denied all of the Company’s post-trial motions, except that it maintained the injunction imposing a constructive trust, pending resolution of the issues on appeal. The court setoff the jury awards and entered an amended judgment for Trend on May 12, 2005, in the amount of $2.8 million, plus interest on that sum at the rate of 3.31% per annum beginning March 30, 2005. The Company appealed to the United States Court of Appeals for the Ninth Circuit on April 8, 2005. The Company posted a supersedeas bond on April 8, 2005 in the court-appointed amount of $3.4 million, which bond stays any action by Trend to collect on the judgment, pending appeal. Trend initially sought an award of $810,000 in legal fees and $26,000 in expenses and costs. In an amended request, Trend sought an award of $1.4 million in legal fees and $61,000 in expenses and costs. The court awarded Trend $909,000 in legal fees, expenses and costs plus interest of 3.77% per annum beginning August 5, 2005. The Company appealed the fee award to the United States Court of Appeals for the Ninth Circuit on August 5, 2005. The Company posted an additional supersedeas bond with the court on August 18, 2005 in the amount of $1.1 million, thereby staying any action by Trend to collect the fees, pending appeal. Any cash used in the collateralization of the bonds is accounted for as restricted short-term investments on the Company’s consolidated balance sheets. The Company cannot provide assurance that the Company will succeed in setting the judgments aside on appeal. Currently, the court has not set a hearing date for the appeal. For the year ended October 31, 2004, the Company recorded an estimated loss contingency in the Trend litigation of $3.6 million, which was estimated based on the amounts of the judgment described above. The Company recorded an additional loss contingency of $72,000 in the third quarter of fiscal 2005 to account for the increased total award to Trend for legal fees and expenses and costs of $909,000. In addition, loss contingencies of $133,000 and $65,000 were recorded in the fiscal years ended October 31, 2006 and 2005, respectively, to account for interest accrued on the Trend judgment. The Company feels the amount recorded is appropriate as of October 31, 2006.

GAMETECH INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

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

On March 2, 2004, the jury rendered a verdict in the Company’s favor awarding compensatory and punitive damages against Trend Gaming, LLC, a Kentucky LLC (“Trend Gaming”) (involving a prior distribution agreement in Virginia) in the total amount of approximately $1.5 million. The jury also returned a verdict against Steven W. and Rhonda Hieronymus awarding compensatory and punitive damages of $1.0 million. The court reduced compensatory damages against Trend Gaming to $1.1 million. The court affirmed $150,000 in punitive damages against Trend Gaming and awarded the Company fees and costs of suit against Trend Gaming in the amount of $650,000. Compensatory damages against Mr. and Mrs. Hieronymus have been reduced to $762,000 but the punitive damage award against them in the amount of $150,000 remains unchanged. Of the total compensatory damages of $1.1 million awarded to the Company, $762,000 represents compensation for lost profits. The Company can only collect such damages from one of the defendants to avoid a double recovery. Defendants have appealed the judgment against them. The Appellate Court heard oral argument on defendant’s appeal on October 17, 2006. The Company is awaiting a decision in this matter. Defendants did not post a supersedeas bond, and the Company is therefore not precluded from pursuing collection on the judgment during the appeal. The Company has not recorded an estimated gain contingency, as the Company can give no assurances whether the Company will be able to collect any award from the defendants.

The Company is involved in various other legal proceedings arising in the ordinary course of its business. The Company does not believe that any of those proceedings will have a material adverse effect on our business, results of operations, and financial condition.

7. Stockholders' Equity

Stock Options

   In August 1997, the Company with the approval of its stockholders and directors, adopted the 1997 Incentive Stock Plan (the "1997 Plan"). Under the 1997 Plan, either incentive stock options ("ISO's") or nonqualified stock options ("NSO's") may be granted to employees, directors, and consultants to purchase the Company's common stock at an exercise price determined by the Board of Directors on the date of grant. ISO's may be granted only to employees at an exercise price that equals or exceeds the fair value of such shares on the date such option is granted. The options generally have a term of ten years and vesting periods of one to four years are determined at the discretion of the Board of Directors. The Company has reserved 4,000,000 shares of common stock for issuance under the 1997 Plan, which included options granted during the twelve months immediately preceding the adoption of the 1997 Plan. In October 2001, the Company adopted the 2001 Restricted Stock Plan (the “2001 Plan”). Under the 2001 Plan, the Company authorized the granting of restricted stock to employees who are not officers or directors, consultants, and independent contractors. At the annual meeting of stockholders held on March 28, 2006, the stockholders of the Company approved the amendment and restatement of the 1997 Plan, which included the combination of the 2001 Plan with the 1997 Plan and the extension of the term of the 1997 Plan for an additional ten years.

GAMETECH INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The aggregate intrinsic value represents the difference between the closing price of our common stock on October 31, 2006, which was $9.95, and the exercise price, multiplied by the number of in-the-money stock options as of the same date. This represents the amount that would have been received by the stock option holders if they had all exercised their stock options on October 31, 2006. In future periods, this amount will change depending on fluctuations in our stock price. The aggregate intrinsic value of the options outstanding at October 31, 2006 was $5.1 million. The aggregate intrinsic value of options exercisable at October 31, 2006 was $4.7 million. During the years ended October 31, 2006, 2005, and 2004, the aggregate intrinsic value of options exercised under our stock option plans were $1.8 million, $35,000, and $161,000, respectively, determined as of the date of option exercise.

As of October 31, 2006, options to purchase 847,735 shares of common stock were outstanding at exercise prices ranging from $2.85 to $6.99 per share under the 1997 Plan. In addition, as of October 31, 2006, 742,791 shares of common stock were available for future grants under the 1997 Plan. In November 2006, the Company issued to its new CFO options to buy 100,000 shares of common stock at an exercise price of $9.32 per share, that vest on the fourth year anniversary of the grant date.

A summary of the activity under the stock option plan and related information is presented below:

	Year ended October 31,
	2006		2005		2004
	Number of Shares (Options)	Weighted- Average Exercise Price	Number of Shares (Options)	Weighted- Average Exercise Price	Number of Shares (Options)	Weighted- Average Exercise Price
Balance at beginning of year	1,410,900	$3.63	970,125	$4.25	698,575	$3.80
Options:
Granted	150,000	$6.92	827,650	$3.12	473,600	$4.66
Forfeited	(82,166)	$3.81	(346,675)	$4.16	(94,475)	$3.84
Exercised	(630,999)	$3.99	(40,200)	$3.36	(107,575)	$3.47
Balance at end of year	847,735	$3.93	1,410,900	$3.63	970,125	$4.25
Exercisable at end of year	722,735	$3.40	1,410,900	$3.63	499,900	$4.20
Weighted average grant-date fair value of options granted during the year		$4.17		$2.16		$2.51

As of October 31, 2006, the total compensation cost related to unvested stock-based awards granted to employees under the Company’s stock option plans but not yet recognized was $296,000. This cost will be amortized on a straight-line basis over a weighted average term of 7 months and will be adjusted for subsequent changes in estimated forfeitures.

GAMETECH INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The following table summarizes information regarding stock options outstanding and exercisable as of October 31, 2006:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted- Average Remaining Contractual Life (in years)	Weighted- Average Exercise Price	Number Exercisable	Weighted- Average Remaining Contractual Life (in years)	Weighted- Average Exercise Price
$2.85 - $2.97	326,000	8.59	$2.87	326,000	8.59	$2.87
$3.10 - $3.19	89,500	8.43	$3.13	89,500	8.43	$3.13
$3.44 - $3.63	134,535	6.93	$3.50	134,535	6.93	$3.50
$3.85 - $4.29	117,700	6.80	$3.99	117,700	6.80	$3.99
$4.62 - $6.99	180,000	8.99	$6.53	55,000	2.35	$5.50
	847,735	8.15	$3.93	722,735	6.74	$3.40

Stockholder Rights Agreement

On March 7, 2003, the Company adopted a Rights Agreement (the "Rights Agreement") that may have the effect of deterring, or preventing a change in control that might otherwise be in the best interest of the Company’s stockholders. Under the Rights Agreement, a dividend of one preferred share purchase right was issued for each outstanding share of common stock held by the stockholders of record as of the close of business on March 17, 2003. Each right entitles the stockholder to purchase, at a price of $16.00, one one-thousandth of a share of Series A Junior Participating Preferred Stock.

In general, subject to certain limited exceptions, the stock purchase rights become exercisable when a person or group acquires 15% or more of the Company's common stock or a tender offer or exchange offer for 15% or more of the Company's common stock is announced or commenced. After any such event, the Company's other stockholders may purchase additional that attempts to acquire the Company on terms not approved by the Board of Directors. The rights may be redeemed by the shares of common stock at 50% of the then-current market price. The rights will cause substantial dilution to a person or group Company at $0.01 per stock purchase right at any time before any person or group acquires 15% or more of the outstanding common stock. The rights should not interfere with any merger or other business combination approved by the Board of Directors. The rights expire on March 17, 2013.

8. Income Taxes

The income tax provision (benefit) recorded in the consolidated statement of operations consists of the following (in thousands):

	Year ended October 31,
	2006	2005	2004
Current:
Federal	$2,947	$565	$—
State	365	109	90
Foreign	345	52	—
Deferred:
Federal	(576)	(243)	(1,526)
State	16	51	(284)
Foreign	(136)	—	—
	$2,961	$534	$(1,720)

GAMETECH INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The significant components of the Company's deferred income tax assets and liabilities as of October 31, 2006 and 2005 are as follows (in thousands):

	October 31, 2006
	Current	Non-Current
Deferred income tax assets:
Amortization of intangible assets	$—	$806
Allowance for doubtful accounts	838	—
Reserve for obsolete terminals	—	80
Loss contingencies	1,461	—
Accrued vacation	126	—
Stock option expense	96	—
Foreign tax credit carryforward	17	—
Capital loss carryforward	—	12
Total deferred income tax assets	2,538	898
Deferred income tax liability:
Depreciation	(80)	(1,370)
Net deferred income tax asset (liability)	$2,458	$(472)

	October 31, 2005
	Current	Non-Current
Deferred income tax assets:
Amortization of intangible assets	$—	$914
Allowance for doubtful accounts	890	—
Loss contingencies	1,412	—
Accrued vacation	137	—
Various accruals	110	—
Capital loss carryforward	—	12
Total deferred income tax assets	2,549	926
Deferred income tax liability:
Depreciation	—	(2,185)
Net deferred income tax asset (liability)	$2,549	$(1,259)

GAMETECH INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The differences between the Company's provision for (benefit from) income taxes as presented in the accompanying consolidated statements of operations and provision for (benefit from) income taxes computed at the federal statutory rate of 34% was as follows:

	Year ended October 31,
	2006	2005	2004
Income tax provision (benefit) at the statutory rate	34.0%	34.0%	(34.0)%
State income taxes, net	3.4	4.0	(1.1)
Foreign income taxes, net of credits	—	(0.7)	—
Revisions to income tax payable due to closure of statute of limitations	—	(11.4)	—
Meals and entertainment	0.7	2.3	0.3
Non deductible lobbying expenses	0.4	2.3	0.8
Impairment of goodwill	—	—	19.4
Other, net	1.8	(2.0)	(0.2)
Income tax provision (benefit) at its effective rate	40.3%	28.5%	(14.8)%

9. Short Term Investments

The Company currently invests in only investment grade, short-term investments which it classifies as available-for-sale. As such, there were no significant differences between amortized cost and estimated fair value at October 31, 2006 or October 31, 2005. Additionally, because investments are short-term and are generally allowed to mature, realized gains and loss for fiscal 2006 and 2005 are minimal.

The following table presents the estimated fair value breakdown of investment by category (in thousands):

	October 31,
	2006	2005
Corporate securities	$3,608	$—
Auction rate securities	3,800	—
U.S. Treasury agency securities	—	503
Total short-term investments	$7,408	$503

10. Accrued Severance

The Company has incurred expenses connected with severance agreements. These amounts are recorded in accrued payroll. In fiscal 2006, the total severance expense was $170,000 in research and development. In fiscal 2005, total severance expenses of $1.0 million consisted of $45,000 in cost of revenue, $626,000 in general and administrative, $353,000 in sales and marketing, and $15,000 in research and development.

Accrued severance consisted of the following as of October 31, 2006 and 2005 (in thousands):

	October 31,
	2006	2005
Beginning balance	$359	$704
Severance expenses	170	1,039
Less severance paid	(485)	(1,384)
Ending Balance	$44	$359

GAMETECH INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

11. Other Accrued Liabilities

       Other accrued liabilities consist of (in thousands):

	October 31,
	2006	2005
Accrued professional fees	$592	$870
Accrued legal settlement	—	200
Accrued distributor commissions	442	412
Deferred revenue	—	2
Accrued property tax	139	141
Other	408	435
	$1,581	$2,060

12. Net Income (Loss) Per Share

       A reconciliation of the shares used in the basic and fully diluted net income (loss) per share calculations follows (in thousands):

	Year ended October 31,
	2006	2005	2004
Basic weighted average shares outstanding	12,181	11,868	11,775
Effect of dilutive securities:
Stock options	576	92	—
Diluted	12,757	11,960	11,775

       Employee stock options to purchase approximately 125,000, 832,000, and 970,000 shares in fiscal years ending October 31, 2006, 2005, and 2004, respectively, were outstanding, but were not included in the computation of diluted earnings per share because the effect would have been antidilutive.

13. Valuation and Qualifying Accounts (in thousands)

Description	Balance at Beginning of Period	Additions Charged to Costs and Expenses	Net Deductions (Write-offs, Net of Collections)	Balance at End of Period
Allowance for accounts receivable
Year ended October 31, 2004:
Allowance	$2,287	$281	$(114)	$2,454
Year ended October 31, 2005:
Allowance	$2,454	$43	$(123)	$2,374
Year ended October 31, 2006:
Allowance	$2,374	$277	$(421)	$2,230

GAMETECH INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The balance of the allowance for accounts receivable for fiscal years ended 2006, 2005, and 2004 included a combined allowance of $1.6 million for Trend Gaming Systems, LLC and Trend Gaming, LLC consisting of the entire accounts receivable balance (see Note 6).

Description	Balance at Beginning of Period	Additions Charged to Costs and Expenses	Deductions (Disposal of Assets)	Balance at End of Period
Allowance for property and equipment
Year ended October 31, 2004:
Allowance	$3,172	$355	$(143)	$3,384
Year ended October 31, 2005:
Allowance	$3,384	$—	$(506)	$2,878
Year ended October 31, 2006:
Allowance	$2,878	$249	$(2,913)	$214

14. Agreement to Acquire Assets

On August 30, 2006, the Company entered into an asset purchase agreement with Summit Amusement & Distributing, Ltd. (“Summit”) to purchase substantially all of Summit’s assets and assume certain of its liabilities. The purchase price is $37 million in cash, subject to adjustment, up or down, based on Summit’s working capital as of the closing date, plus an earn-out of up to $2 million in cash based on EBITDA goals for 2006. The Company plans to finance the acquisition with a $10 million revolving line of credit and a $30 million term loan. The transaction is subject to a number of customary closing conditions. Under certain circumstances, if the transaction fails to close, the Company would be required to pay Summit a $1 million termination fee, including if the Company is unable to obtain required financing and licenses. The Company incurred $302,000 of expense in connection with this agreement, which is recorded as other assets on the balance sheet. In the event this agreement is not consummated, the Company will expense the costs incurred with this acquisition.

15. Quarterly Financial Information (Unaudited)

       Summarized unaudited quarterly financial information for the years 2006 and 2005 are noted below (in thousands, except per share amounts):

	Year ended October 31, 2006
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenue	$12,347	$12,533	$12,430	$11,979
Gross profit	$7,695	$7,578	$7,317	$6,770
Income (loss) from operations	$1,308	$1,864	$2,105	$1,721
Net income	$839	$1,186	$1,322	$1,036
Net income per share:
Basic	$0.07	$0.10	$0.11	$0.08
Diluted	$0.07	$0.09	$0.10	$0.08

GAMETECH INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

During the fourth quarter ended October 31, 2006, the Company recorded the following expenses:

•
$285,000 was credited to general and administrative expenses in the Statement of Operations due to the adjustment in accrued bonus liability as the fourth quarter results did not meet the criteria as established in the Board approved bonus plan.

	Year ended October 31, 2005
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenue	$12,320	$12,746	$12,444	$12,141
Gross profit	$6,850	$7,600	$7,674	$7,223
Income (loss) from operations	$(33)	$687	$159	$981
Net income (loss)	$1	$303	$85	$947
Net income per share:
Basic	$0.00	$0.03	$0.01	$0.07
Diluted	$0.00	$0.03	$0.01	$0.07

During the fourth quarter ended October 31, 2005 the Company recorded the following expenses:

•	$360,000 was credited to provision for taxes in the Statement of Operations due to adjustments in income tax liabilities.