Form 10-Q
period 2007-01-31
GAMETECH INTERNATIONAL INC
filed 2007-03-14
CIK 1045014

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JANUARY 31, 2007

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

On March 8, 2007, the registrant had 12,552,707 outstanding shares of its Common Stock, par value $0.001 per share.

GAMETECH INTERNATIONAL, INC.
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED JANUARY 31, 2007

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

GAMETECH INTERNATIONAL, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)

	January 31, 2007	October 31, 2006
	(Unaudited)	(Note A)
Assets:
Current assets:
Cash and cash equivalents	$4,872	$5,411
Short-term investments	7,526	7,408
Accounts receivable, less allowance of $2,376 in 2007 and $2,230 in 2006	3,860	3,734
Deposits	17	17
Refundable income taxes	—	64
Restricted short-term investments	4,515	4,515
Prepaid expenses and other current assets	597	377
Deferred income taxes	2,496	2,458
Total current assets	23,883	23,984

Bingo equipment, furniture and other equipment, net	23,599	22,868
Goodwill, net	10,184	10,184
Intangibles, less accumulated amortization of $3,557 in 2007 and $4,071 in 2006	1,031	1,217
Restricted cash	490	483
Deferred income taxes, long term	172	176
Other assets	338	302
Total assets	$59,697	$59,214
Liabilities and stockholders’ equity:
Current liabilities:
Accounts payable	$718	$1,819
Accrued payroll and related obligations	897	980
Accrued loss contingencies	3,944	3,898
Income taxes payable	951	294
Other accrued liabilities	1,232	1,581
Total current liabilities	7,742	8,572
Non-current employment obligations	154	160
Deferred income taxes	594	648
Commitments and contingencies	—	—
Stockholders’ equity:
Common stock, $0.001 par value: 40,000,000 shares authorized; 14,407,032 shares issued at January 31, 2007 and 14,371,547 shares issued at October 31, 2006	14	14
Additional paid in capital	51,182	50,881
Retained earnings	8,107	7,035
Treasury stock, at cost: 1,855,325 shares in 2007 and 2006	(8,096)	(8,096)
Total stockholders’ equity	51,207	49,834
Total liabilities and stockholders’ equity	$59,697	$59,214

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GAMETECH INTERNATIONAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended January 31,
	2007	2006
Net revenue	$12,016	$12,347
Cost of revenue	4,922	4,651
Gross profit	7,094	7,696
Operating expenses:
General and administrative	1,972	2,615
Sales and marketing	2,908	2,720
Research and development	602	1,053
Loss contingencies	46	32
Total operating expenses	5,528	6,420
Income from operations	1,566	1,276
Interest and other income (expenses), net	155	99
Income before income taxes	1,721	1,375
Provision for income taxes	649	536
Net income	$1,072	$839
Net income per share:
Basic	$0.09	$0.07
Diluted	$0.08	$0.07
Shares used in calculating net income per share:
Basic	12,614	11,914
Diluted	13,261	12,120

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GAMETECH INTERNATIONAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in thousands)

	Three Months Ended January 31,
	2007	2006
Cash flows from operating activities:
Net income	$1,072	$839
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,676	2,576
Obsolescence and loss on disposal of bingo terminals and related equipment	(85)	68
Loss on disposal of furniture and other equipment	62	2
Stock compensation expense	165	—
Deferred income taxes	(88)	(37)
Interest on short-term investments	(108)	(16)
Interest on restricted cash	(7)	(21)
Other changes in operating assets and liabilities:
Accounts receivable, net	(126)	(769)
Deposits	—	1
Refundable income taxes	64	573
Restricted short-term investments	—	(35)
Prepaid expenses and other current assets	(220)	(58)
Accounts payable	(1,593)	916
Accrued payroll and related obligations	(83)	94
Accrued loss contingencies	46	32
Income taxes payable	657	—
Other accrued liabilities	(349)	(410)
Non-current employment obligations	(6)	—
Net cash provided by operating activities	2,077	3,755
Cash flows from investing activities:
Proceeds from sale of short-term investments	7,660	7,978
Payments for purchase of short-term investments	(7,669)	(7,963)
Capital expenditures for bingo equipment, furniture, and other equipment	(2,706)	(2,543)
Payment for the acquisition of Summit Amusement & Distributing, Ltd	(36)	—
Payments for acquisitions of intangible assets	—	(113)
Net cash used in investing activities	(2,751)	(2,641)
Cash flows from financing activities:
Tax benefit from stock options exercised	15	—
Proceeds from issuance of common stock	120	130
Net cash provided by financing activities	135	130
Net (decrease) increase in cash and cash equivalents	(539)	1,244
Cash and cash equivalents at beginning of period	5,411	6,330
Cash and cash equivalents at end of period	$4,872	$7,574
Supplemental Cash Flow Information:
Cash paid during the period for:
Income taxes	$2	$—
Non-cash investing and financing activities:
Acquisition of fixed assets included in:
Accounts payable	$492	$—

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GAMETECH INTERNATIONAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTES TO FINANCIAL STATEMENTS

NOTE A. BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements and related disclosures as of January 31, 2007 have been prepared in accordance with U.S. generally accepted accounting principles applicable to interim financial information and with the instructions to Form 10-Q and Rule10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In our opinion, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of our financial position and interim results have been included. Operating results for the three-month period ended January 31, 2007 is not necessarily indicative of the results that may be expected for the current fiscal year or any other period.

The balance sheet at October 31, 2006 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. These condensed unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes, as well as other information included in our Annual Report on Form 10-K for the year ended October 31, 2006 and any other of our filings with the Securities and Exchange Commission.

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

STOCK-BASED COMPENSATION

We generally grant stock options to our employees for a fixed number of shares with an exercise price equal to the fair value of the shares on the date of the grant.

We have adopted the Financial Accounting Standards Board (“FASB”) SFAS No. 123(R), Share Based Payment. This statement is a revision of SFAS No. 123, and supersedes APB Opinion No. 25, and its related implementation guidance. SFAS No. 123(R) addresses all forms of share-based payment awards including shares issued under employer stock purchase plans, stock options, restricted stock, and stock appreciation rights. Under SFAS No. 123(R), share-based payment awards result in a cost that will be measured at fair value on the award’s grant date. Stock options exercised in future periods will result in an adjustment within the Consolidated Statement of Cash Flows depicting a reduction to net cash provided by operating activities with an offsetting increase in net cash provided by financing activities related to incremental tax benefits. In the fourth quarter of the fiscal year 2005, our Board of Directors approved the acceleration of the vesting of all unvested stock options awarded under the 1997 Incentive Stock Plan. As a result, all options outstanding at October 31, 2005 were fully vested and no compensation cost for such options will be recognized in any future periods.

For the three month period ended January 31, 2007, we recognized compensation expense of $165,000, which is included in the respective department expenses in the Condensed Consolidated Statement of Income and a related tax benefit of $57,000 for a net cost of $108,000. For the three month period ended January 31, 2007 diluted and basic earnings per share were reduced by $0.01 as a result of recognizing the share-based compensation expense, net of tax. There was no compensation expense recorded for the same period ending January 31, 2006.

For the three month period ended January 31, 2007, the total compensation cost related to unvested stock-based awards granted to employees under our stock option plans but not yet recognized was $739,000. This cost will be amortized on a straight-line basis over the term per grant of one to four years and will be adjusted for subsequent changes in estimated forfeitures.

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

Under SFAS No. 123(R) stock-based compensation cost is measured at the grant date, based on the estimated fair value of the award, and is recognized over the stated vesting period. We continue to utilize the Black-Scholes option-pricing model to estimate the fair value of employee stock-based compensation at the date of grant, which requires the use of accounting judgment and financial estimates. The expected life of the options used in this calculation is the period of time the options are expected to be outstanding, and is determined by the simplified method outlined in Staff Accounting Bulletin 107 which states, “The midpoint of the average vesting period and contractual life is an acceptable expected life assumption.” Expected stock volatility is based on the historic volatility of the stock for a period equal to the length of time we have been public. Expected option exercises, the period of time the options are held, forfeitures, employee terminations and other criteria are based on previous experiences. The risk-free rates for periods within the contractual life of the options are based on United States Treasury Note rates in effect at the time of the grant for the period equal to the expected life. Application of alternative assumptions could produce significantly different estimates of the fair value of stock-based compensation and consequently, the related amounts recognized in the Condensed Consolidated Statements of Income.

These amounts were determined using the Black-Scholes option-pricing model, which values options based on the stock price at the grant date, the expected life of the option, the estimated volatility of the stock, the expected dividend payments, and the risk-free interest rate over the expected life of the option. The assumptions used in the Black-Scholes model were as follows:

Three Months Ended January 31,
2007
Risk-free interest rate	4.66%
Dividend yield	—
Volatility factor	62.2%
Expected life (in years)	7.0

RECENT ACCOUNTING PRONOUNCEMENTS

In June 2006, FASB issued FIN No. 48, Accounting for Uncertainty in Income Taxes. FIN No. 48 is an interpretation of SFAS No. 109, Accounting for Income Taxes. FIN No. 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in an enterprise’s tax return. This interpretation also provides guidance on the derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition of tax positions. The recognition threshold and measurement attribute is part of a two-step tax position evaluation process prescribed in FIN No. 48. FIN No. 48 is effective after the beginning of an entity’s first fiscal year that begins after December 15, 2006. We are assessing the potential impact of FIN No. 48 on our financial position, results of operation, and cash flow.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS 157”), which defines fair value, establishes a framework for measuring fair value in GAAP, and expands disclosures about fair value measurements. SFAS 157 does not require any new fair value measurements, but provides guidance on how to measure fair value by providing a fair value hierarchy used to classify the source of the information. This statement is effective beginning in October 2008. We are evaluating whether adoption of this statement will result in a change to our fair value measurements.

In September 2006, the Securities and Exchange Commission released Staff Accounting Bulletin No. 108, Quantifying Financial Statement Misstatements (“SAB 108”). SAB 108 gives guidance on how errors, built up over time in the balance sheet, should be considered from a materiality perspective and corrected. SAB 108 provides interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement. SAB 108 represents the SEC Staff’s views on the proper interpretation of existing rules and as such has no effective date. We are assessing the potential impact of SAB No. 108 on our financial position, results of operation, and cash flows.

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

(In thousands, except per share amounts)

	Three Months Ended January 31,
	2007	2006
Net income, as reported	$1,072	$839
Weighted average number of shares outstanding	12,614	11,914
Incremental shares from the assumed exercise of dilutive stock options	647	206
Dilutive weighted shares	13,261	12,120
Net income per share:
Basic	$0.09	$0.07
Diluted	$0.08	$0.07

NOTE D. LEGAL PROCEEDINGS

On March 22, 2001, we filed GameTech International, Inc. v. Trend Gaming Systems, LLC, CIV 01-0540 PHX LOA, a claim in the United States District Court for the District of Arizona, seeking a declaratory judgment that we are not in material breach of our November 1, 1999 Distribution Agreement with Trend Gaming Systems, LLC (“Trend”), and seeking damages for past due payments and wrongful withholdings by Trend. Trend counterclaimed, alleging that its payments were in compliance with its contractual obligations. Trend also contended that we were in breach of certain of our contractual obligations to Trend, including that we had wrongfully terminated Trend. On December 16, 2002, the court entered at our request an order enjoining Trend from using approximately $540,000 in funds it had collected on our behalf, pending a trial on our ownership interest in those funds. The money was placed in two bank accounts/constructive trusts, subject to the court’s control. The sums in those accounts now total approximately $600,000. In addition, collections of accounts receivable by Trend, if any, are also being placed in that account, pending the resolution of the case. We have posted a $450,000 deposit with the court as a bond, which is presented as restricted cash on our condensed consolidated balance sheets. The accounts receivable from Trend were fully reserved as of January 31, 2007. Trial in this matter commenced October 4, 2004. On November 1, 2004, the jury returned a verdict in favor of Trend against us in the amount of $3.5 million in compensatory damages. The jury also awarded us $735,000 in compensatory damages against Trend for funds Trend collected on our behalf but failed to remit to us. The court denied all of our post-trial motions, except that it maintained the injunction imposing a constructive trust, pending resolution of the issues on appeal. The court setoff the jury awards and entered an amended judgment for Trend on May 12, 2005, in the amount of $2.8 million, plus interest on that sum at the rate of 3.31% per annum beginning March 30, 2005. We appealed to the United States Court of Appeals for the Ninth Circuit on April 8, 2005. We posted a supersedeas bond on April 8, 2005 in the court-appointed amount of $3.4 million, which bond stays any action by Trend to collect on the judgment, pending appeal. Trend initially sought an award of $810,000 in legal fees and $26,000 in expenses and costs. In an amended request, Trend sought an award of $1.4 million in legal fees and $61,000 in expenses and costs. The court awarded Trend $909,000 in legal fees, expenses and costs plus interest of 3.77% per annum beginning August 5, 2005. We appealed the fee award to the United States Court of Appeals for the Ninth Circuit on August 5, 2005. We posted an additional supersedeas bond with the court on August 18, 2005 in the amount of $1.1 million, thereby staying any action by Trend to collect the fees, pending appeal. Any cash used in the collateralization of the bonds is accounted for as restricted short-term investments on our consolidated balance sheets. We cannot provide assurance that we will succeed in setting the judgments aside on appeal. The court has set April 19, 2007 for the hearing of oral arguments for the appeal. For the year ended October 31, 2004, we recorded an estimated loss contingency in the Trend litigation of $3.6 million, which was estimated based on the amounts of the judgment described above. We recorded an additional loss contingency of $72,000 in the third quarter of fiscal 2005 to account for the increased total award to Trend for legal fees and expenses and costs of $909,000. In addition, loss contingencies of $46,000 and $32,000 were recorded in the three-month period ended January 31, 2007 and 2006, respectively, to account for interest accrued on the Trend judgment. We feel the amount recorded is appropriate as of January 31, 2007.

On March 2, 2004, the jury rendered a verdict in our favor awarding compensatory and punitive damages against Trend Gaming, LLC, a Kentucky LLC (“Trend Gaming”) (involving a prior distribution agreement in Virginia) in the total amount of approximately $1.5 million. The jury also returned a verdict against Steven W. and Rhonda Hieronymus awarding compensatory and punitive damages of $1.0 million. The court reduced compensatory damages against Trend Gaming to $1.1 million. The court affirmed $150,000 in punitive damages against Trend Gaming and awarded us fees and costs of suit against Trend Gaming in the amount of $650,000. Compensatory damages against Mr. and Mrs. Hieronymus have been reduced to $762,000 but the punitive damage award against them in the amount of $150,000 remains unchanged. Of the total compensatory damages of $1.1 million awarded to us, $762,000 represents compensation for lost profits. We can only collect such damages from one of the defendants to avoid a double recovery. Defendants appealed the judgment against them. On March 5, 2007, the Appellate Court entered its ruling affirming the judgment of the lower court in our favor. Defendants did not post a supersedeas bond, and we are therefore not precluded from pursuing collection on the judgment during the appeal. We have not recorded an estimated gain contingency, as we can give no assurances whether we will be able to collect any award from the defendants.

We are involved in various other legal proceedings arising in the ordinary course of our business. We do not believe that any of those proceedings will have a material adverse effect on our business, results of operations, and financial condition.

NOTE E. CREDIT AGREEMENT

Effective April 3, 2006, we renewed our revolving line-of-credit agreement with a bank. The maximum amount available under the terms of the agreement is $2.5 million. Borrowings bear interest based on the bank’s prime rate or LIBOR plus 2.0%, at our option. Interest is payable monthly and the agreement expires on April 2, 2007. We can give no assurance that the credit agreement will be renewed. Our obligations under the agreement are secured by substantially all of our assets. The agreement contains certain restrictive covenants, which, among other things, requires that specified financial balances and ratios be maintained, requires profitability to be maintained on a quarterly basis, and restricts the incurrence of additional indebtedness and payment of dividends. At January 31, 2007, there was no outstanding balance under the line-of-credit and we were in compliance with all terms and covenants of the agreement.

NOTE F. INCOME TAXES

We recorded our income tax provision at an effective rate of 37.7% for the three-months ended January 31, 2007, compared with 39.0% for the three-months ended January 31, 2006. The actual effective tax rate is different from the expected federal rate of 34%, reflecting certain permanent differences between financial accounting and tax accounting, and state and foreign tax provisions.

NOTE G. RESTRICTED SHORT TERM INVESTMENTS

Restricted short-term investments at January 31, 2007 and October 31, 2006 consisted of bank certificates of deposit used to collateralize irrevocable standby letters of credit pledged to the court to secure certain previous judgments against us pending results of our appeals. The certificates of deposit are in the amounts of $3.4 million and $1.1 million and are at interest rates of 3.88% and 4.51%, respectively, and mature April 6, 2007 and August 10, 2007, respectively. (See Note D. Legal Proceedings.)

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion should be read in conjunction with our unaudited condensed consolidated financial statements and notes thereto included elsewhere in this report, as well as our audited consolidated financial statements for the fiscal year ended October 31, 2006 contained in our Annual Report on Form 10-K.

This document includes various “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which represent our expectations or beliefs concerning future events. Statements containing expressions, such as “believes,” “anticipates,” or “expects,” used in our press releases and periodic reports on Forms 10-K and 10-Q filed with the SEC, are intended to identify forward-looking statements. All forward-looking statements involve risks and uncertainties. Although we believe our expectations are based upon reasonable assumptions within the bounds of our knowledge of our business and operations, there can be no assurances that actual results will not differ materially from expected results. We caution that these and similar statements included in this report are further qualified by important factors that could cause actual results to differ materially from those in the forward-looking statements. Such factors include those discussed in our Annual Report on Form 10-K for the year ended October 31, 2006. Readers are cautioned not to place undue reliance on forward-looking statements, which speak only as of the date thereof. We undertake no obligation to publicly release any revisions to such forward-looking statements to reflect events or circumstances after the date hereof.

OVERVIEW

We design, develop, and market interactive electronic player terminals and bingo systems. We currently market portable systems that can be played anywhere within a bingo hall and fixed-base systems with touchscreen-activated monitors. For our three most recent fiscal years ended October 31, 2006, 2005, and 2004, our portable terminals generated approximately 80%, 77%, and 74% of our revenue, respectively, while, during those same years, our fixed-base terminals generated the balance of our revenue. For the three months ended January 31, 2007, portable systems accounted for 81% of our revenue and fixed-base systems accounted for 19% of our revenue. As of January 31, 2007, we had systems in service in 39 states and in seven nondomestic countries.

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

In August 2006, we entered into an agreement to acquire substantially all of the assets of Summit Amusement & Distributing, Ltd. (“Summit”) for $37 million in cash payable at closing, subject to adjustment, up or down, based on Summit’s working capital as of the closing date, and a contingent payment of up to $2 million if Summit achieves certain Earnings Before Interest, Taxes, Depreciation and Amortization goals for 2006. Summit is a leading developer and manufacturer of entertainment driven gaming devices, including primarily video lottery terminal equipment and related software.

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

RESULTS OF OPERATIONS

The following table sets forth certain selected unaudited condensed consolidated financial data for the periods indicated in thousands of dollars and as a percentage of net revenue:

	Three Months Ended January 31,
	2007		2006
	(Unaudited)		(Unaudited)
Net revenue	$12,016	100.0%	$12,347	100.0%
Cost of revenue	4,922	41.0%	4,651	37.7%
Gross profit	7,094	59.0%	7,696	62.3%
Operating expenses:
General and administrative	1,972	16.4%	2,615	21.2%
Sales and marketing	2,908	24.2%	2,720	22.0%
Research and development	602	5.0%	1,053	8.5%
Loss contingencies	46	0.4%	32	0.3%
Total operating expenses	5,528	46.0%	6,420	52.0%
Income from operations	1,566	13.0%	1,276	10.3%
Interest and other income (expense), net	155	1.3%	99	0.8%
Income before provision for income taxes	1,721	14.3%	1,375	11.1%
Provision for income taxes	649	5.4%	536	4.3%
Net income	$1,072	8.9%	$839	6.8%

Income from operations for the three months ended January 31, 2007 increased to $1.6 million from $1.3 million for the comparable period in 2006. The increase in income from operations in the quarter ended January 31, 2007 is attributable to savings realized in general and administrative expenses due to reduced outside legal fees and reduced accounting fees, and to a decrease in research and development expenses resulting from reductions in personnel and employee related costs, including employee severance costs, in the comparable period in 2006. Savings were offset by an increase in cost of revenue due to increased depreciation from more recent capital expenditures on new terminals.

Net revenue

Net revenue for the three months ended January 31, 2007 decreased to $12.0 million from $12.3 million in the comparable quarter in 2006. The decrease in net revenue for the three months ended January 31, 2007 is a result of several factors including increased regional competition and pricing pressures, continued migration of commercial accounts to more profitable slot machine style gaming over bingo, hall closures and the elimination of certain unprofitable accounts. These unfavorable changes were offset in part by increased revenue in Michigan and other key states, increased expansion in Canada and the United Kingdom, and the continued popularity and rollout of our Traveler terminals.

Cost of Revenue

Total cost of revenue increased 5.8% to $4.9 million, or 41.0% of net revenue in the three months ended January 31, 2007 from $4.7 million, or 37.7% of net revenue, for the comparable quarter in 2006. Bingo equipment depreciation and amortization of related intangibles increased by approximately $156,000 over the comparable quarter in 2006, primarily due to our investment in Traveler portable color terminals. Additionally, service expense increased $107,000, principally due to employee related costs.

Gross Profit

Gross profit decreased 7.8% to $7.1 million, or 59.0% of net revenue in the three months ended January 31, 2007 from $7.7 million, or 62.3% of net revenue, for the comparable quarter in 2006.

Operating Expenses

Total operating expenses decreased 13.9% to $5.5 million, or 46.0% of net revenue in the three months ended January 31, 2007 from $6.4 million, or 52.0% of net revenue, for the comparable quarter in 2006. Operating expenses include general and administrative, sales and marketing, including distributor commissions, research and development, and loss contingencies.

General and administrative costs decreased 24.6% to $2.0 million, or 16.4% of net revenue, in the three months ended January 31, 2007 from $2.6 million, or 21.2% of net revenue, for the comparable quarter in 2006. The decrease is primarily due to reduced outside legal expenses for the three-month period ended January 31, 2007 as a result of the resolution of certain matters and the timing of matters under appeal. During the first quarter of fiscal 2007, there was no bonus accrual compared to $217,000 for the comparable quarter in 2006. Bonus accrual expenses will be made at the discretion of the board and dependent on our overall financial results.

Sales and marketing expenses increased 6.9% to $2.9 million, or 24.2% of net revenue, in the three months ended January 31, 2007 from $2.7 million, or 22.0% of net revenue, for the comparable quarter in 2006. The increase is primarily due to stock option expense. Distributor commissions were flat at $1.7 million, or 14.5% of net revenue, in the three-months ended January 31, 2007 and the comparable quarter in 2006.

Research and development expenses decreased 42.8% to $602,000, or 5.0% of net revenue, in the three months ended January 31, 2007 from $1.1 million, or 8.5% of net revenue, for the comparable quarter in 2006. The decrease for the three-month period ended January 31, 2007 was accomplished with reductions in personnel and employee related costs, and reduced, but more focused, project costs as compared to the comparable quarter in 2006. During the first quarter of fiscal 2007, there were no payroll costs capitalized under FASB Statement No. 86. For the comparable period in 2006, $88,000 of payroll costs were capitalized related to research and development and quality assurance.

Loss contingencies, representing interest accrued on a legal judgment, totaled $46,000, or 0.4% of net revenue, in the three months ended January 31, 2007. Loss contingencies of $32,000 were recorded for the comparable three-month period in 2006.

Provision for Income Taxes

Provision for income taxes approximated $649,000 for the three months ended January 31, 2007 compared with $536,000 for the comparable period in fiscal 2006. The actual effective tax rate of 37.7% for the three months ended January 31, 2007 is different from the expected federal rate of 34%, due to certain permanent differences between financial accounting and tax accounting, and state and foreign tax provisions.

LIQUIDITY AND CAPITAL RESOURCES

We have funded our operations to date primarily through cash from operations and other capital sources. This capital is used for operations, research and development, and capital expenditures of bingo equipment and associated support equipment and software. As of January 31, 2007 and October 31, 2006, we had a working capital balance of $16.1 million and $15.4 million, respectively. As of January 31, 2007, our principal sources of liquidity included cash and short-term investments of $12.4 million, and the revolving credit facility of $2.5 million, which had no borrowed balance as of that date. In April 2006, we renewed our revolving line-of-credit through April 2, 2007 with Wells Fargo, N.A. for a line-of-credit of $2.5 million with interest based on the bank’s prime rate or, at our option, LIBOR plus 2.0%. Our obligations under the agreement are secured by substantially all of our assets. The agreement contains certain restrictive covenants, which, among other things, require that specified financial balances and ratios be maintained, quarterly profitability be maintained, and includes restrictions on the incurrence of additional indebtedness and payment of dividends. We were in compliance with the terms and covenants of the revolving credit facility as of January 31, 2007. Current assets and current liabilities include a restricted short-term investment of $4.5 million and an accrued liability of $3.9 million in connection with litigation judgments.

Operating activities provided $2.1 million of cash for the three-month period ended January 31, 2007 compared with $3.8 million for the three-month period ended January 31, 2006. The $2.1 million consisted primarily of our net income of $1.1 million adjusted by $2.6 million from depreciation, amortization, obsolescence provisions, and loss on disposal of bingo terminals and related equipment provisions and $1.6 million provided by net changes in other operating assets and liabilities. During the three-month period ended January 31, 2006, the $3.8 million consisted primarily of our net income of $839,000 adjusted by $2.6 million from depreciation, amortization, obsolescence provisions, and loss on disposal of bingo terminals and related equipment provisions and $272,000 provided by net changes in other operating assets and liabilities.

We used approximately $2.8 million of cash in investing activities for the three-month period ended January 31, 2007 compared with $2.6 million of cash for the three-month period ended January 31, 2006. The $2.8 million consisted of capital expenditures substantially all of which was expended on bingo terminals and associated support equipment. During the three-month period ending January 31, 2006, the $2.6 million used in investing activities consisted of $2.5 million of capital expenditures substantially all of which was expended on bingo terminals and associated support equipment and the purchase and development of software and other intangible assets of $113,000.

Financing activities provided $135,000 of net cash for the three-month period ended January 31, 2007 compared with $130,000 for the three-month period ended January 31, 2006. The $135,000 provided for the three-month period ended January 31, 2007 was from proceeds of $120,000 from stock option exercises and $15,000 in tax benefits from stock options exercised. The $130,000 provided for the prior three-month period ended January 31, 2006 was from the proceeds of stock option exercises.

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

Purchase Commitments

From time to time, we enter into commitments with our vendors to purchase bingo terminals and support equipment at fixed prices and/or guaranteed quantities. During the fiscal year ended October 31, 2006, we entered into seven agreements with the same vendor to provide an additional $5.4 million in Traveler terminals and $1.1 million in Tracker parts. As of January 31, 2007, approximately $14,000 of the Traveler commitment was remaining and $22,000 of the Tracker commitment was remaining. During the three-month period ending January 31, 2007, we entered into two additional agreements for $1.2 million in Tracker parts. All of this commitment was outstanding as of January 31, 2007 and all purchases are expected to occur by the end of the third quarter of fiscal 2007.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Market Risks

We maintain an investment portfolio of approximately $7.5 million in investment grade corporate issues, and in investment grade auction rate securities. The values of these investments are subject to changes in interest rates. However, because these investments are short-term and are generally allowed to mature, we do not believe that any risk inherent in our portfolio is likely to have a material effect on expected cash flows. We monitor these investments for impairment and make appropriate reductions in carrying value when necessary.

Our revolving credit facility with Wells Fargo includes a $2.5 million line-of-credit with a variable interest rate based on the prime rate or LIBOR plus 2.0%, at our option. The agreement contains certain restrictive covenants, which among other things require that specified financial balances and ratios be maintained, quarterly profitability be maintained, restrictions on the incurrence of additional indebtedness and payment of dividends. The line-of-credit expires on April 2, 2007. No assurance can be made for renewal. We currently maintain a zero balance on the revolving credit facility.

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

Sensitivity Analysis Market Risks

Assuming we had a $2.5 million balance outstanding as of January 31, 2007, the rate of interest calculated using the prime rate option would be 8.25%. Our monthly interest payment, if the rate stayed constant, would be $17,188. If the prime rate rose to 13.0%, which assumes an unusually large increase, our monthly payment would be $27,083. A more likely increase of 1.0% or 2.0%, given the recent trend of relatively low interest rates, would result in a monthly payment of $19,271 or $21,354, respectively. We do not believe the risk resulting from such fluctuations is material or that the payment required would have a material effect on cash flow.

ITEM 4. CONTROLS AND PROCEDURES.

We have evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures as of January 31, 2007. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective to ensure that we record, process, summarize, and report information required to be disclosed by us in our reports filed or submitted under the Securities Exchange Act within the time periods specified by the Securities and Exchange Commission’s rules and forms. During the quarterly period covered by this report, and other than as disclosed in our Annual Report on Form 10-K, there have not been any changes in our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

In our Form 10-K for the fiscal year ended October 31, 2006, we previously reported a significant deficiency in our internal control process related to the tax provision.  The weakness is in the process of being remedied, but not all of the remedial steps had been completed as of January 31, 2007.

CAUTIONARY STATEMENT FOR PURPOSES OF THE “SAFE HARBOR” PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

This document includes various “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which represent our expectations or beliefs concerning future events. Statements containing expressions, such as “believes,” “anticipates,” or “expects,” used in our press releases and periodic reports on Forms 10-K and 10-Q filed with the SEC, are intended to identify forward-looking statements. All forward-looking statements involve risks and uncertainties. Although we believe our expectations are based upon reasonable assumptions within the bounds of our knowledge of our business and operations, there can be no assurances that actual results will not differ materially from expected results. We caution that these and similar statements included in this report are further qualified by important factors that could cause actual results to differ materially from those in the forward-looking statements. Such factors include those discussed in our Annual Report on Form 10-K for the year ended October 31, 2006. Readers are cautioned not to place undue reliance on forward-looking statements, which speak only as of the date thereof. We undertake no obligation to publicly release any revisions to such forward-looking statements to reflect events or circumstances after the date hereof.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

On March 22, 2001, we filed GameTech International, Inc. v. Trend Gaming Systems, LLC, CIV 01-0540 PHX LOA, a claim in the United States District Court for the District of Arizona, seeking a declaratory judgment that we are not in material breach of our November 1, 1999 Distribution Agreement with Trend Gaming Systems, LLC (“Trend”), and seeking damages for past due payments and wrongful withholdings by Trend. Trend counterclaimed, alleging that its payments were in compliance with its contractual obligations. Trend also contended that we were in breach of certain of our contractual obligations to Trend, including that we had wrongfully terminated Trend. On December 16, 2002, the court entered at our request an order enjoining Trend from using approximately $540,000 in funds it had collected on our behalf, pending a trial on our ownership interest in those funds. The money was placed in two bank accounts/constructive trusts, subject to the court’s control. The sums in those accounts now total approximately $600,000. In addition, collections of accounts receivable by Trend, if any, are also being placed in that account, pending the resolution of the case. We have posted a $450,000 deposit with the court as a bond, which is presented as restricted cash on our condensed consolidated balance sheets. The accounts receivable from Trend were fully reserved as of January 31, 2007. Trial in this matter commenced October 4, 2004. On November 1, 2004, the jury returned a verdict in favor of Trend against us in the amount of $3.5 million in compensatory damages. The jury also awarded us $735,000 in compensatory damages against Trend for funds Trend collected on our behalf but failed to remit to us. The court denied all of our post-trial motions, except that it maintained the injunction imposing a constructive trust, pending resolution of the issues on appeal. The court setoff the jury awards and entered an amended judgment for Trend on May 12, 2005, in the amount of $2.8 million, plus interest on that sum at the rate of 3.31% per annum beginning March 30, 2005. We appealed to the United States Court of Appeals for the Ninth Circuit on April 8, 2005. We posted a supersedeas bond on April 8, 2005 in the court-appointed amount of $3.4 million, which bond stays any action by Trend to collect on the judgment, pending appeal. Trend initially sought an award of $810,000 in legal fees and $26,000 in expenses and costs. In an amended request, Trend sought an award of $1.4 million in legal fees and $61,000 in expenses and costs. The court awarded Trend $909,000 in legal fees, expenses and costs plus interest of 3.77% per annum beginning August 5, 2005. We appealed the fee award to the United States Court of Appeals for the Ninth Circuit on August 5, 2005. We posted an additional supersedeas bond with the court on August 18, 2005 in the amount of $1.1 million, thereby staying any action by Trend to collect the fees, pending appeal. Any cash used in the collateralization of the bonds is accounted for as restricted short-term investments on our consolidated balance sheets. We cannot provide assurance that we will succeed in setting the judgments aside on appeal. The court has set April 19, 2007 for the hearing of oral arguments for the appeal. For the year ended October 31, 2004, we recorded an estimated loss contingency in the Trend litigation of $3.6 million, which was estimated based on the amounts of the judgment described above. We recorded an additional loss contingency of $72,000 in the third quarter of fiscal 2005 to account for the increased total award to Trend for legal fees and expenses and costs of $909,000. In addition, loss contingencies of $46,000 and $32,000 were recorded in the three-month period ended January 31, 2007 and 2006, respectively, to account for interest accrued on the Trend judgment. We feel the amount recorded is appropriate as of January 31, 2007.

On March 2, 2004, the jury rendered a verdict in our favor awarding compensatory and punitive damages against Trend Gaming, LLC, a Kentucky LLC (“Trend Gaming”) (involving a prior distribution agreement in Virginia) in the total amount of approximately $1.5 million. The jury also returned a verdict against Steven W. and Rhonda Hieronymus awarding compensatory and punitive damages of $1.0 million. The court reduced compensatory damages against Trend Gaming to $1.1 million. The court affirmed $150,000 in punitive damages against Trend Gaming and awarded us fees and costs of suit against Trend Gaming in the amount of $650,000. Compensatory damages against Mr. and Mrs. Hieronymus have been reduced to $762,000 but the punitive damage award against them in the amount of $150,000 remains unchanged. Of the total compensatory damages of $1.1 million awarded to us, $762,000 represents compensation for lost profits. We can only collect such damages from one of the defendants to avoid a double recovery. Defendants appealed the judgment against them. On March 5, 2007, the Appellate Court entered its ruling affirming the judgment of the lower court in our favor. Defendants did not post a supersedeas bond, and we are therefore not precluded from pursuing collection on the judgment during the appeal. We have not recorded an estimated gain contingency, as we can give no assurances whether we will be able to collect any award from the defendants.

We are involved in various other legal proceedings arising in the ordinary course of our business. We do not believe that any of those proceedings will have a material adverse effect on our business, results of operations, and financial condition.

ITEM 1A. RISK FACTORS

 No material changes have been made in the disclosure of risk factors from those set forth in our Annual Report on Form 10-K for the year ended October 31, 2006.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Not Applicable

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

Not Applicable

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

Not Applicable

ITEM 5. OTHER INFORMATION.

Not Applicable

ITEM 6. EXHIBITS

2.1	Asset Purchase Agreement dated August 30, 2006 between GameTech International, Inc. and Summit Amusement & Distributing Ltd. (1)
3.1	Certificate of Incorporation of the Registrant, as amended (2)
3.3	Certificate of Designation of Series A Junior Participating Preferred Stock of the Registrant (3)
3.4	Second Amended and Restated Bylaws of the Registrant (4)
4.1	GameTech International, Inc. Registration Rights Agreement (5)
4.3	Rights Agreement, dated as of March 7, 2003, between GameTech International, Inc. and Mellon Investor Services, LLC, as rights agent (6)
4.4	Specimen Common Stock Certificate (7)
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated by the Securities Exchange Act of 1934, as amended
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated by the Securities Exchange Act of 1934, as amended
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
___________

(1)	Incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K dated August 30, 2006 as filed with the Commission on or about August 31, 2006.
(2)	Incorporated by reference to Exhibits 2.1 and 10.1 to the Registrant’s Registration Statement on Form S-1 (Registration No. 333-34967) as filed with the Commission on or about September 4, 1997.
(3)
Incorporated by reference to Exhibits 3.3 and 4.4 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended January 31, 2003 as filed with the Commission on or about March 17, 2003.

(4)	Incorporated by reference to Exhibit 3.4 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended January 31, 2004, as filed with the Commission on or about March 16, 2004.
(5)
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

Signature	Title	Date
/s/ Jay M. Meilstrup	Chief Executive Officer and President	March 14, 2007
Jay M. Meilstrup	(Principal Executive)

/s/ Tracy C. Pearson	Chief Financial Officer, Treasurer, and Secretary	March 14, 2007
Tracy C. Pearson	(Principal Financial Officer)

/s/ Ann D. McKenzie	Corporate Controller	March 14, 2007
Ann D. McKenzie	(Principal Accounting Officer)

EXHIBIT INDEX

2.1	Asset Purchase Agreement dated August 30, 2006 between GameTech International, Inc. and Summit Amusement & Distributing Ltd. (1)
3.1	Certificate of Incorporation of the Registrant, as amended (2)
3.3	Certificate of Designation of Series A Junior Participating Preferred Stock of the Registrant (3)
3.4	Second Amended and Restated Bylaws of the Registrant (4)
4.1	GameTech International, Inc. Registration Rights Agreement (5)
4.3	Rights Agreement, dated as of March 7, 2003, between GameTech International, Inc. and Mellon Investor Services, LLC, as rights agent (6)
4.4	Specimen Common Stock Certificate (7)
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated by the Securities Exchange Act of 1934, as amended
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated by the Securities Exchange Act of 1934, as amended
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K dated August 30, 2006 as filed with the Commission on or about August 31, 2006.
(2)	Incorporated by reference to Exhibits 2.1 and 10.1 to the Registrant’s Registration Statement on Form S-1 (Registration No. 333-34967) as filed with the Commission on or about September 4, 1997.
(3)
Incorporated by reference to Exhibits 3.3 and 4.4 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended January 31, 2003 as filed with the Commission on or about March 17, 2003.

(4)	Incorporated by reference to Exhibit 3.4 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended January 31, 2004, as filed with the Commission on or about March 16, 2004.
(5)
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