Form 10-Q
period 2007-04-30
GAMETECH INTERNATIONAL INC
filed 2007-06-14
CIK 1045014

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED APRIL 30, 2007

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM _________ TO _________

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

On June 12, 2007, the registrant had 12,579,907 outstanding shares of its Common Stock, par value $0.001 per share.

GAMETECH INTERNATIONAL, INC.
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED APRIL 30, 2007

PART 1. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

GAMETECH INTERNATIONAL, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)

	April 30, 2007	October 31, 2006
	(Unaudited)	(Note A)
Assets:
Current assets:
Cash and cash equivalents	$5,881	$5,411
Short-term investments	4,856	7,408
Accounts receivable, less allowance of $2,454 in 2007 and $2,230 in 2006	7,041	3,734
Deposits	14	17
Inventory	3,788	-
Refundable income taxes	-	64
Restricted short-term investments	4,515	4,515
Prepaid income tax	402	-
Prepaid expenses and other current assets	2,134	377
Deferred income taxes	2,549	2,458
Total current assets	31,180	23,984

Bingo equipment, furniture and other equipment, net	23,743	22,868
Goodwill, net	36,098	10,184
Intangibles, less accumulated amortization of $4,018 in 2007 and $4,071 in 2006	8,467	1,217
Restricted cash	494	483
Notes & Other Receivables	181	-
Deferred income taxes, long term	190	176
Other assets	-	302
Total assets	$100,353	$59,214
Liabilities and stockholders’ equity:
Current liabilities:
Accounts payable	$1,720	$1,819
Accrued payroll and related obligations	848	980
Accrued loss contingencies	3,991	3,898
Income taxes payable	-	294
Current portion of long term debt	2,221	21
Other accrued liabilities	1,886	1,560
Total current liabilities	10,666	8,572
Long term debt	36,894	160
Deferred income taxes	649	648
Commitments and contingencies	-	-
Stockholders’ equity:
Common stock, $0.001 par value: 40,000,000 shares authorized; 14,419,232
shares issued at April 30, 2007 and 14,371,547 shares issued at October 31, 2006	14	14
Additional paid in capital	50,913	50,881
Retained earnings	9,313	7,035
Treasury stock, at cost: 1,855,325 shares in 2007 and 2006	(8,096)	(8,096)
Total stockholders’ equity	52,144	49,834
Total liabilities and stockholders’ equity	$100,353	$59,214

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GAMETECH INTERNATIONAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended April 30,		Six Months Ended April 30,
	2007	2006	2007	2006
Net revenue	$13,411	$12,533	$25,428	$24,880
Cost of revenue	5,946	4,955	10,869	9,607
Gross profit	7,465	7,578	14,559	15,273
Operating expenses:
General and administrative	1,996	2,300	3,968	4,914
Sales and marketing	3,022	2,791	5,931	5,511
Research and development	785	623	1,387	1,677
Loss contingencies	46	33	93	65
Total operating expenses	5,849	5,747	11,379	12,167
Income from operations	1,616	1,831	3,180	3,106
Interest expense	(353)	(3)	(355)	(5)
Other income (expense), net	166	100	325	202
Income before income taxes	1,429	1,928	3,150	3,303
Provision for income taxes	483	742	1,132	1,278
Income from operations, net of tax	946	1,186	2,018	2,025
Cumulative effect of a change in accounting estimate (net of tax)	261	-	261	-
Net income	$1,207	$1,186	$2,279	$2,025
Net income per share - Basic:
Income before cumulative effect of accounting estimate	$0.08	$0.10	$0.16	$0.17
Cumulative effect of accounting estimate	$0.02	$-	$0.02	$-
Net income	$0.10	$0.10	$0.18	$0.17
Net income per share - Diluted
Income before cumulative effect of accounting estimate	$0.07	$0.09	$0.15	$0.16
Cumulative effect of accounting estimate	$0.02	$-	$0.02	$-
Net income	$0.09	$0.09	$0.17	$0.16
Shares used in calculating net income per share:
Basic	12,554	12,094	12,538	12,002
Diluted	13,099	12,654	13,111	12,540

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GAMETECH INTERNATIONAL, INC
CONDENSED CONSOLIDATED STATMETENTS OF CASH FLOWS
(Unaudited, in thousands)

	Six Months Ended April 30,
	2007	2006
Cash flows from operating activities:
Net income	$2,279	$2,025
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	5,590	5,131
Obsolescence and loss on disposal of bingo terminals and related equipment	(18)	270
Loss on disposal of furniture and other equipment	62	3
Stock compensation expense	(180)	95
Deferred income taxes	(104)	(74)
Interest on short-term investments	(201)	(42)
Interest on restricted cash	(11)	(25)
Change in operating assets and liabilities net of effects from purchase of Summit:
Accounts receivable, net	(663)	(344)
Deposits	3	3
Inventory	(547)	-
Refundable income taxes	64	742
Restricted short-term investments	-	(72)
Prepaid Income Taxes	(402)	-
Prepaid expenses and other assets	(258)	(4)
Accounts payable	(1,769)	564
Accrued payroll and related obligations	(132)	(44)
Accrued loss contingencies	93	65
Income taxes payable	(294)	497
Other accrued liabilities	326	(652)
Non-current employment obligations	(11)	(12)
Net cash provided by operating activities	3,827	8,138
Cash flows from investing activities:
Proceeds from sale of short-term investments	18,037	16,270
Payments for purchase of short-term investments	(15,284)	(17,929)
Capital expenditures for bingo equipment, furniture, and other equipment	(3,885)	(6,565)
Payment for the acquisition of Summit Amusement & Distributing, Ltd	(2,437)	-
Payments for acquisitions of intangible assets	-	(114)
Net cash used in investing activities	(3,569)	(8,338)
Cash flows from financing activities:
Tax benefit from stock options exercised	47	-
Proceeds from issuance of common stock	165	1,809
Net cash provided by financing activities	212	1,809
Net increase in cash and cash equivalents	470	1,597
Cash and cash equivalents at beginning of period	5,411	6,330
Cash and cash equivalents at end of period	$5,881	$7,927
Supplemental Cash Flow Information:
Cash paid during the period for:
Interest	$43	$-
Income taxes	$1,652	$114
Non-cash investing and financing activities:
Acquisition of fixed assets included in:
Accounts payable	$485	$-
Note payable for the acquisition of Summit Amusement & Distributing, Ltd	$38,945	$-

The Company purchased Summit for $40.3 million. In conjuction with the acquisition, liabilities were assumed as follows:

Fair value of assets acquired	$7,570
Goodwill and Intangibles	32,560
Notes Payable	(38,945)
Liabilities assumed	$1,185

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GAMETECH INTERNATIONAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTES TO FINANCIAL STATEMENTS

NOTE A. BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements and related disclosures as of April 30, 2007 have been prepared in accordance with U.S. generally accepted accounting principles applicable to interim financial information and with the instructions to Form 10-Q and Rule10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In our opinion, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of our financial position and interim results have been included. Operating results for the three and six-month periods ended April 30, 2007 are not necessarily indicative of the results that may be expected for the current fiscal year or any other period.

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

NOTE B. SIGNIFICANT ACCOUNTING POLICIES

REVENUE RECOGNITION

We recognize revenue when the following criteria are met:
•	Persuasive evidence of an arrangement between us and our customer exists,
•	Shipment has occurred or services have been rendered,
•	The price is fixed or determinable, and
•	Collectibility is reasonably assured.

We earn our revenue in a variety of ways. We offer our products for lease or sale. We also sell service and software updates for our sold equipment.

Bingo Equipment
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

Video Lottery Terminal
Our product sales revenues are generated from the sale of video lottery terminals, conversion kits, content fees and license fees, equipment and services. Revenues are reported net of discounts, sales taxes and other taxes of a similar nature. Revenues related to contracted production is recognized as the related work is delivered. We recognize license fee revenues over the term of the associated agreement unless the fee is in exchange for products delivered or services performed that represent the culmination of a separate earnings process. Amounts received prior to completing the earnings process are deferred until revenue recognition criteria are met.

Our sales credit terms are predominately 30 days. In certain limited circumstances, we may extend credit terms up to 160 days.

ACCOUNTS RECEIVABLE AND ALLOWANCE FOR DOUBTFUL ACCOUNTS

Accounts receivable are recorded when revenue is recognized in accordance with our revenue recognition policy and represent claims against third parties that will be settled in cash. The carrying value of our receivables, net of allowances, represents our estimated net realizable value.

Bingo Equipment
We estimate the possible losses resulting from non-payment of outstanding accounts receivable arising from the lease of our bingo units. Our customer base consists primarily of entities operating in charitable, Native American, and commercial bingo halls located throughout the United States. In some jurisdictions, the billing and collection function is performed as part of a distributor relationship, and in those instances, we maintain allowances for possible losses resulting from non-payment by both the customer and distributor. We perform ongoing evaluations of our customers and distributors for credit worthiness, economic trends, changes in our customer payment terms, and historical collection experience when evaluating the adequacy of our allowance for doubtful accounts. We also reserve a percentage of our accounts receivable based on aging category. In determining these percentages, we review historical write-offs of our receivables, payment trends, and other available information. While such estimates have been within our expectations and the provisions established, a change in financial condition of specific customers or in overall trends experienced may result in future adjustments of our estimates of recoverability of our receivables.

Video Lottery Terminals
We estimate the possible losses resulting from non-payment of outstanding accounts receivables arising from the sale of video lottery terminals and related equipment. Our customer base consists of casinos located in various states and Native American casinos. We perform ongoing evaluations of our customers and distributors for credit worthiness, economic trends, changes in our customer payment terms, and historical collection experience when evaluating the adequacy of our allowance for doubtful accounts.

INVENTORIES

Inventories, consisting primarily of parts and components to be used for manufacturing of products to be sold, are valued at the lower of cost or market, as determined by the first-in, first-out basis. Also classified as inventories is equipment consisting of video lottery terminals to be sold in a future period. The following schedule details inventory between parts and equipment as of April 30, 2007 (in thousands):

April 30, 2007
Inventory - parts	$ 2,158
Inventory - equipment	1,630
Total Inventory	$ 3,788

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

GOODWILL

We are required to perform an annual goodwill impairment review, and depending upon the results, the recorded goodwill may be written down and charged to income from operations when its carrying amount exceeds its estimated fair value. Goodwill is reviewed for possible impairment annually, or more frequently whenever events or changes in circumstances indicate that the carrying value may not be recoverable, such as a significant adverse change in legal factors or business climate, an adverse action or assessment by a regulator, unanticipated competition, or a loss of key personnel.

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

LEGAL CONTINGENCIES

We are currently involved in various claims and legal proceedings (see Note E. Legal Proceedings). Periodically, we review the status of each matter and assess the potential financial exposure. If the potential loss from any claim or legal proceeding is considered probable and the amount can be estimated, we accrue a liability for the estimated loss. Significant judgment is required in both the determination of probability and the determination as to whether an exposure can be reasonably estimated.

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

For the three and six month period ended April 30, 2007, we recognized a compensation expense of $53,428 related to options granted. There was $95,531 in compensation expense recorded for the three and six months ending April 30, 2006.

As of April 30, 2007, the total compensation cost related to unvested stock-based awards granted to employees under our stock option plans but not yet recognized was $1,021,572. The cost of each award will be amortized on a straight-line basis over its term, which range from two to four years, and will be adjusted for subsequent changes in estimated forfeitures.

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

These amounts were determined using the Black-Scholes option-pricing model, which values options based on the stock price at the grant date, the expected life of the option, the estimated volatility of the stock, the expected dividend payments, and the risk-free interest rate over the expected life of the option. The assumptions used in the Black-Scholes model were as follows:

Three Months Ended April 30,
2007
Risk-free interest rate	4.67%
Dividend yield	—
Volatility factor	61.5%
Expected life (in years)	6.0

CHANGE IN ACCOUNTING ESTIMATE

During the quarter ended April 30, 2007, the Company re-evaluated its forfeiture rate for stock options and revised the compensation expense accordingly. For the three and six-months ended April 30, 2007 we recognized a cumulative effect adjustment of $399,575, and a related tax benefit of $138,308 for increase to net income of $261,267. For the three and six-month period ended April 30, 2007, diluted and basic earnings per share increased by $0.02, as a result of change in estimate of the forfeiture rate.

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

In September 2006, the Securities and Exchange Commission released Staff Accounting Bulletin No. 108, Quantifying Financial Statement Misstatements (“SAB 108”). SAB 108 gives guidance on how errors, built up over time in the balance sheet, should be considered from a materiality perspective and corrected. SAB 108 provides interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement. SAB 108 represents the SEC Staff’s views on the proper interpretation of existing rules and as such has no effective date. We are assessing the potential impact of SAB No. 108 on our financial position, results of operation, and cash flow.

In February 2007, the FASB issued SFAS No. 159, Fair Value Option for Financial Assets and Financial Liabilities (“SFAS 159”). SFAS 159 permits companies to elect to measure eligible financial instruments, commitments and certain arrangements at fair value at specified election dates, with changes in fair value recognized in earnings at each subsequent reporting period. SFAS 159 is effective for fiscal years beginning after November 15, 2007. We are assessing the potential impact of SFAS 159 on our financial position, results of operation, and cash flow.

NOTE C. ACQUISITION

 On March 28, 2007, the Company acquired essentially all of the assets of Summit Amusement & Distributing, Ltd. (Summit) for $40.3 million in cash. Summit is leading developer and manufacturer of entertainment driven gaming devices, including primarily video lottery terminal equipment and related software, headquartered in Billings, Montana.

Under the purchase method of accounting, the total purchase price is allocated to Summit’s tangible and intangible assets based on their fair values as of the date of the closing of the acquisition. The preliminary estimated purchase price has been allocated based on the preliminary estimates that are described below.

The preliminary estimate total purchase price is as follows (in thousands):

Cash paid for Summit	$38,381
Estimated Direct Transaction Costs	1,934
Total preliminary purchase price	$40,315

The allocation of the preliminary purchase price and estimated useful lives and first year amortization associated with certain assets is as follows (in thousands):

Accounts Receivable	$ 2,645
Prepaid expenses and other assets	211
Inventory	2,353
Property plant and equipment	2,657
Identifiable depreciable intangibles assets	7,720
Trade name	1,600
Goodwill	24,314 *
Accounts payable and other accrued expenses	(1,185)
Total Cash Purchase Price	$ 40,315

* Includes the excess of the purchase price over the estimated fair value of assets and liabilities assumed.

Unaudited pro forma results of operations, assuming the acquisition of Summit had been completed at the beginning of each period are summarized below. The results reflect adjustments to amortization, interest expense, and income tax expense. The interest rates used in determining the pro forma adjustments are related to the credit facility and approximate 9.54% for the three and six months ended April 30, 2007. The pro forma adjustment for the income tax expense is based on our effective rate of 40%. The pro forma earnings per share are based on the Company’s shares outstanding, as no shares were issued for the acquisition.

	For the Three Months Ended		For the Six Months Ended
	April 30, 2007	April 30, 2006	April 30, 2007	April 30, 2006
	(In Thousands, Except For Per Share Amounts)

Net Sales	$ 17,633	$19,497	$ 34,859	$ 38,314
Net earnings	1,444	1,593	2,376	2,573
Basic earnings per share	$ 0.12	$ 0.13	$ 0.19	$ 0.21
Diluted earnings per share	$ 0.11	$ 0.13	$ 0.18	$ 0.21

In the above acquisition, the Company acquired various intangible assets listed below:

Acquired Intangible Assets (in thousands)
	April 30, 2007
Amortized Intangible Assets	Fair Market Value	Estimated Lives	Accumulated Amortization	Net Fair Market Value
Customer relationships	$ 3,600	5 years	$ 60	$ 3,540
Patent application	520	10 years	4	516
Game library	3,600	10 years	30	3,570
Total amortizable intangible assets	$ 7,720		$ 94	$ 7,626

Unamortized intangible assets
Goodwill	$ 24,314
Summit trade name	1,600
Total	$ 25,914

Amortization expense related to the acquisition of Summit for the three and six-months ended April 30, 2007 was $94,000. Estimated aggregate amortization expense for intangible assets associated with the Summit acquisition subject to amortization as of April 30, 2007 is as follows (in thousands):

2007…………………………………………………………………….	$564
2008…………………………………………………………………….	1,128
2009…………………………………………………………………….	1,128
2010…………………………………………………………………….	1,128
2011…………………………………………………………………….	1,128
After 2011……………………………………………………………..	2,550
$7,626

NOTE D. NET INCOME PER SHARE

Basic net income per share is computed by dividing reported net income by the weighted average number of common shares outstanding each period.

Diluted net income per share is computed by dividing the weighted average number of common shares and other common equivalent shares outstanding during each period. Diluted common shares are calculated in accordance with the treasury stock method, which treats the proceeds from the exercise of all warrants and options as, if they were used to reacquire stock at market value.

(In thousands, except per share amounts)

	Three Months Ended April 30,		Six Months Ended April 30,
	2007	2006	2007	2006
Income from operations	$946	$1,186	$2,018	$2,025
Effect of accounting change	261	-	261	-
Net income, as reported	$1,207	$1,186	$2,279	$2,025
Weighted average number of shares outstanding	12,554	12,094	12,538	12,002
Incremental shares from the assumed exercise of dilutive stock options	545	560	573	538
Dilutive weighted shares	13,099	12,654	13,111	12,540
Basic
Income from operations:	$0.08	$0.10	$0.16	$0.17
Effect of accounting change:	0.02	-	0.02	-
Net income:	$0.10	$0.10	$0.18	$0.17
Diluted
Income from operations:	$0.07	$0.09	$0.15	$0.16
Effect of accounting change:	0.02	-	0.02	-
Net income:	$0.09	$0.09	$0.17	$0.16

NOTE E. LEGAL PROCEEDINGS

On March 22, 2001, we filed GameTech International, Inc. v. Trend Gaming Systems, LLC, CIV 01-0540 PHX LOA, a claim in the United States District Court for the District of Arizona, seeking a declaratory judgment that we are not in material breach of our November 1, 1999 Distribution Agreement with Trend Gaming Systems, LLC (“Trend”), and seeking damages for past due payments and wrongful withholdings by Trend. Trend counterclaimed, alleging that its payments were in compliance with its contractual obligations. Trend also contended that we were in breach of certain of our contractual obligations to Trend, including that we had wrongfully terminated Trend. On December 16, 2002, the court entered at our request an order enjoining Trend from using approximately $540,000 in funds it had collected on our behalf, pending a trial on our ownership interest in those funds. The money was placed in two bank accounts/constructive trusts, subject to the court’s control. The sums in those accounts now total approximately $620,000. In addition, collections of accounts receivable by Trend, if any, are also being placed in that account, pending the resolution of the case. We have posted a $450,000 deposit with the court as a bond, which is presented as restricted cash on our condensed consolidated balance sheets. The accounts receivable from Trend were fully reserved as of April 30, 2007. Trial in this matter commenced October 4, 2004. On November 1, 2004, the jury returned a verdict in favor of Trend against us in the amount of $3.5 million in compensatory damages. The jury also awarded us $735,000 in compensatory damages against Trend for funds Trend collected on our behalf but failed to remit to us. The court denied all of our post-trial motions, except that it maintained the injunction imposing a constructive trust, pending resolution of the issues on appeal. The court setoff the jury awards and entered an amended judgment for Trend on May 12, 2005, in the amount of $2.8 million, plus interest on that sum at the rate of 3.31% per annum beginning March 30, 2005.

We appealed to the United States Court of Appeals for the Ninth Circuit on April 8, 2005. We posted a supersedeas bond on April 8, 2005, in the court-appointed amount of $3.4 million, which bond stays any action by Trend to collect on the judgment, pending appeal. Trend initially sought an award of $810,000 in legal fees and $26,000 in expenses and costs. In an amended request, Trend sought an award of $1.4 million in legal fees and $61,000 in expenses and costs. The court awarded Trend $909,000 in legal fees, expenses and costs plus interest of 3.77% per annum beginning August 5, 2005. We appealed the fee award to the United States Court of Appeals for the Ninth Circuit on August 5, 2005. We posted an additional supersedeas bond with the court on August 18, 2005 in the amount of $1.1 million, thereby staying any action by Trend to collect the fees, pending appeal. Any cash used in the collateralization of the bonds is accounted for as restricted short-term investments on our consolidated balance sheets. On April 19, 2007 a three judge panel of the United States Court of Appeals for the Ninth Circuit heard oral arguments for the appeal.

On May 16, 2007, the United States Court of Appeals for the Ninth Circuit issued its ruling in our favor upholding each of the items we appealed, reversing the trial court’s rulings and remanding the matter back to the trial court for a new trial.. As a result of this decision, bonds posted by GameTech International prior to filling the appeal will be available for return to GameTech International upon petition to the lower court. Currently, there is no set date as to when the matter will be returned to the control of the lower court. For the year ended October 31, 2004, we recorded an estimated loss contingency in the Trend litigation of $3.6 million, which was estimated based on the amounts of the judgment described above. We recorded an additional loss contingency of $72,000 in the third quarter of fiscal 2005 to account for the increased total award to Trend for legal fees and expenses and costs of $909,000. In addition, loss contingencies of $46,000 and $93,000 were recorded in the three and six-month period ended April 30, 2007, respectively. Loss contingencies of $33,000 and $65,000 were recorded in the three and six-month period ended April 30, 2006, respectively, to account for interest accrued on the Trend judgment. We feel the amount recorded is appropriate as of April 30, 2007.

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

We are involved in various other legal proceedings arising in the ordinary course of our business. We do not believe that any of those proceedings will have a material adverse effect on our business, results of operations, or financial condition.

NOTE F. CREDIT AGREEMENT

On March 28, 2007, we entered into a credit facility which consists of a term note for $30.0 million and a revolving line of credit in the amount of $10.0 million relating to the acquisition of Summit. The term note bears interest at LIBOR plus 4.75%,with a minimum annual rate of 9.75%. As of April 30, 2007 the interest rate was 10.0% and the balance of the term note was $30.0 million. Interest payments are due monthly and beginning January 1, 2008, principal payments of $1.1 million are due quarterly with the remainder of $11.3 million due March 28, 2012. The revolving line of credit bears interest based on the LIBOR plus 3.5%, with a minimum annual rate of 8.50%. As of April 30, 2007 the interest rate was 8.75% and the outstanding balance of the revolver was $8.9 million. The revolving line of credit requires monthly payments of interest only and the outstanding balance is due on March 28, 2012. We can give no assurance that the revolving credit facility will be renewed. Our obligations under the agreement are secured by substantially all of our assets.

The credit facility provides for a prepayment premium of 1% in the first year and 0.5% in the second year under specified circumstances. The credit facility provides for mandatory prepayments under specified circumstances, including a requirement to prepay an amount equal to 50% of Excess Cash Flow, as defined, if the ratio of Consolidated Funded Indebtedness to Consolidated EBITDA less Capital Expenditures, as defined, is greater than or equal to 2 to 1.

The credit facility contains numerous affirmative and negative covenants, including restrictions on liens, limitations on indebtedness, prohibitions on fundamental changes, restrictions on investments, prohibition of dividends or redemptions and limitations on capital expenditures. We must maintain Qualified Cash, as defined, of at least $4 million. The credit facility also contains specified financial covenants, including a leverage ratio, fixed charge coverage ratio and EBITDA ratio. Upon an event of default, the lenders under the credit facility can accelerate all obligations under the agreement and terminate the revolving credit commitment. We were in compliance with all terms and covenants of the agreement as of April 30, 2007.

On March 28, 2007, we terminated our prior revolving line-of-credit as part of the requirements of our new credit facility.

NOTE G. INCOME TAXES

We recorded our income tax provision at an effective rate of 35.8% for the six months ended April 30, 2007, compared with 38.7% for the six months ended April 30, 2006. The actual effective tax rate is different from the expected federal rate of 34%, reflecting certain permanent differences between financial accounting and tax accounting, and state and foreign tax provisions.

NOTE H. RESTRICTED SHORT TERM INVESTMENTS

Restricted short-term investments at April 30, 2007 and October 31, 2006 consisted of bank certificates of deposit used to collateralize irrevocable standby letters of credit pledged to the court to secure certain previous judgments against us pending results of our appeals. The certificates of deposit are in the amounts of $3.4 million and $1.1 million and are at interest rates of 3.88% and 4.51%, respectively, and mature April 6, 2008 and August 10, 2007, respectively. (See Note E. Legal Proceedings.)

NOTE I. BUSINESS SEGMENT INFORMATION

During the fiscal quarter ended April 30, 2007, management reviewed our operating segments in accordance with SFAS 131, “Disclosure about Segments of an Enterprise and Related Information.” Based upon the changes beginning in March 2007, with the acquisition of Summit, in the manner in which management manages the Company, as well as the current economic characteristics of its operating segments, management has determined that a new operating segment is appropriate. Therefore, the segment discussion outline below represents the adjusted segment structure as determined by management in accordance with SFAS 131.

We have identified two operating segments. Each operating segment is considered a reporting segment which is described as follows: the design, development, and marketing of interactive electronic bingo systems consisting of portable and fixed-based systems and the manufacturing and sale of video lottery terminals.

The accounting policies of the reporting segments are the same as those described in the summary of significant accounting policies. We evaluated the performance of these segments based on many factors including sales, sales trends, margins, and operating performance.

No significant inter-company revenue is realized in these reporting segments. Interest income and expense are not included in the measurement of reporting segments profits reviewed by management. The provision for income taxes is also not included in the measure of reporting segment operating profits reviewed by management.

Financial information for the two reporting segments is as follows: (in thousands)

	Three Months Ended April 30,		Six Months Ended April 30,
	2007	2006	2007	2006
Net Sales
Bingo systems	$ 12,332	$ 12,533	$ 24,349	$ 24,880
Video Lottery Terminal	1,079	-	1,079	-
	$ 13,411	$ 12,533	$25,428	$ 24,880

Net income
Bingo systems	$ 1,189	$ 1,186	$ 2,261	$ 2,025
Video Lottery Terminal	18	-	18	-
	$ 1,207	$ 1,186	$ 2,279	$ 2,025

	April 30, 2007	October 31, 2006
Identifiable assets
Bingo systems	$ 91,351	$ 59,214
Video Lottery Terminal	9,002	-
	$ 100,353	$ 59,214

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

OVERVIEW

We design, develop, and market interactive electronic player terminals and bingo systems. We currently market portable systems that can be played anywhere within a bingo hall and fixed-base systems with touchscreen-activated monitors. In March 2007, we acquired Summit Amusement & Distributing, Ltd. (“Summit”), a designer and manufacturer of video lottery terminals. For our three most recent fiscal years ended October 31, 2006, 2005, and 2004, our portable terminals generated approximately 80%, 77%, and 74% of our revenue, respectively, while, during those same years, our fixed-base terminals generated the balance of our revenue. For the three months ended April 30, 2007, video lottery terminal sales accounted for 9%, portable systems accounted for 75%, and fixed-based units accounted for 16% of our revenue. For the six months ended April 30, 2007, video lottery terminal sales accounted for 5%, portable systems accounted for 78% and fixed-base systems accounted for 17% of our revenue. As of April 30, 2007, we had bingo systems in service in 39 states and in seven non-domestic countries and video lottery terminal sales in four states and various Native American locations.

We generate revenue by placing electronic bingo systems in bingo halls under contracts based on (1) a fixed fee per use per session; (2) a fixed weekly fee per terminal; or (3) a percentage of the revenue generated by each terminal. We also generate revenue by placing video lottery terminals under contract in casinos based on a percentage of revenue generated by each terminal and through the sale of terminals, software updates, and services. Revenue growth for our bingo systems is affected by player acceptance of electronic bingo as an addition or an alternative to paper bingo, our ability to expand operations into new markets and our ability to increase our market share. Fixed-base bingo terminals generate greater revenue per terminal than portable bingo terminals, but also require a greater initial capital investment. Revenue growth for our video lottery terminal sales is affected by our ability to expand our customer base into new markets and increase our market share.

We typically install our electronic bingo systems at no charge to our customers, and we capitalize the costs. We record depreciation of bingo equipment over either a three or five-year estimated useful life using the straight-line method of depreciation. Video lottery terminals installed in casinos under a participation contract are depreciated over a five year estimated useful life using the straight line method of depreciation.

Our expenses consist primarily of: (a) cost of revenue for bingo units, consisting of expenses associated with technical and operational support of the bingo systems within bingo halls, depreciation and amortization of bingo terminals, repair, refurbishment, and disposals of bingo terminals and related support equipment, and excess or obsolescence allowance; (b) cost of goods sold for the video lottery terminals, consisting of material, labor, and overhead; (c) general and administrative costs, consisting of activities associated with management of our company and related support, which includes finance and accounting, legal, compliance, information systems, human resources, and accounts receivable reserve; (d) sales and marketing, consisting primarily of commissions paid to distributors for promoting and supporting our products and an internal sales force with a focus upon generating new customers and upgrades for existing customers; and (e) research and development, consisting of company-sponsored research and development activities to provide players with new or enhanced products on which to play electronic bingo.

On March 28, 2007, we completed the acquisition of substantially all of the assets of Summit Amusement & Distributing, Ltd. (“Summit”) for $40.3 million, including approximately $1.9 million in one time expenses related to the acquisition. Summit is a leading developer and manufacturer of entertainment driven gaming devices, including primarily video lottery terminal equipment and related software.

On May 16, 2007, a three judge panel of the United States Court of Appeals for the Ninth Circuit issued its ruling in our favor in GameTech International, Inc. v. Trend Gaming Systems, LLC, upholding each of the items we appealed, reversing the trial court’s rulings and remanding the matter back to the trial court for a new trial. As a result of this decision bonds posted by GameTech International prior to filing the appeal will be available for return to us upon petition to the lower court. Currently there is no set date as to when the matter will be returned to the control of the lower court.

In April 2007, our vice president of product marketing resigned and our chief financial officer resigned. Our chief executive officer is filling these roles on an interim basis while our board of directors conducts a search for permanent replacements.

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

Revenue Recognition

We recognize revenue when the following criteria are met:
•	Persuasive evidence of an arrangement between us and our customer exists,
•	Shipment has occurred or services have been rendered,
•	the price is fixed or determinable, and
•	collectibility is reasonably assured.

We earn our revenue in a variety of ways. We offer our products for lease or sale. We also sell service and software updates for our sold equipment.

Bingo Equipment
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

Video Lottery Terminal
Our product sales revenues are generated from the sale of video lottery terminals, conversion kits, content fees and license fees, equipment and services. Revenues are reported net of discounts, sales taxes and other taxes of a similar nature. Revenues related to contracted production is recognized as the related work is delivered. We recognize license fee revenues over the term of the associated agreement unless the fee is in exchange for products delivered or services performed that represent the culmination of a separate earnings process. Amounts received prior to completing the earnings process are deferred until revenue recognition criteria are met.

Our sales credit terms are predominately 30 days. In certain limited circumstances, we may extend credit terms up to 160 days.

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

Bingo Equipment
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

Video Lottery Terminal
We estimate the possible losses resulting from non-payment of outstanding accounts receivables arising from the sale of video lottery terminals and related equipment. Our customer base consists of casinos located in various states and Native American casinos. We perform ongoing evaluations of our customers and distributors for credit worthiness, economic trends, changes in our customer payment terms, and historical collection experience when evaluating the adequacy of our allowance for doubtful accounts.

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

Legal Contingencies

We are currently involved in various claims and legal proceedings. Periodically, we review the status of each matter and assess the potential financial exposure. If the potential loss from any claim or legal proceeding is considered probable and the amount can be estimated, we accrue a liability for the estimated loss. Significant judgment is required in both the determination of probability and the determination as to whether an exposure is reasonably estimable. Because of uncertainties related to these matters, accruals are based only on the best information available at the time. As additional information becomes available, we reassess the potential liability related to pending claims and litigation and may revise these estimates. Such revisions in the estimates of the potential liabilities could have a material impact on our results of operations, and financial condition.

RESULTS OF OPERATIONS

The following table sets forth certain selected unaudited condensed consolidated financial data for the periods indicated in thousands of dollars and as a percentage of net revenue:

	Three Months Ended April 30,				Six Months Ended April 30,
	2007		2006		2007		2006
	(Unaudited)		(Unaudited)		(Unaudited)		(Unaudited)
Net revenue	$13,411	100.0%	$12,533	100.0%	$25,428	100.0%	$24,880	100.0%
Cost of revenue	5,946	44.3%	4,955	39.5%	10,869	42.7%	9,607	38.6%
Gross profit	7,465	55.7%	7,578	60.5%	14,559	57.3%	15,273	61.4%
Operating expenses:
General and administrative	1,996	14.9%	2,300	18.3%	3,968	15.6%	4,914	19.8%
Sales and marketing	3,022	22.5%	2,791	22.3%	5,931	23.3%	5,511	22.1%
Research and development	785	5.9%	623	5.0%	1,387	5.5%	1,677	6.7%
Loss contingencies	46	0.3%	33	0.3%	93	0.4%	65	0.3%
Total operating expenses	5,849	43.6%	5,747	45.9%	11,379	44.8%	12,167	48.9%
Income from operations	1,616	12.0%	1,831	14.6%	3,180	12.5%	3,106	12.5%
Interest expense	(353)	(2.6)%	(3)	(0.0)%	(355)	(1.4)%	(5)	(0.0)%
Other income (expense), net	166	1.2%	100	0.8%	325	1.3%	202	0.8%
Income before income taxes	1,429	10.7%	1,928	15.4%	3,150	12.4%	3,303	13.3%
Provision for income taxes	483	3.6%	742	5.9%	1,132	4.7%	1,278	5.1%
Income from operations, net of tax	946	7.1%	1,186	9.5%	2,018	7.9%	2,205	8.1%
Cumulative effect of a change in accounting estimate (net of tax)	261	1.9%	—	—	261	1.0%	—	—
Net income	$1,207	9.0%	$1,186	9.5%	$2,279	8.9%	$2,025	8.1%

Income from operations for the three months ended April 30, 2007, decreased to $1.6 million from $1.8 million for the comparable period in 2006. The decrease is attributable to an increase in the cost of revenue and an increase in the sales and marketing and research and development resulting from the acquisition of Summit, partially offset by a decrease in general and administrative expenses due to reduced outside legal and accounting fees.

Income from operations for the six months ended April 30, 2007, increased to $3.2 million from $3.1 million for the comparable period in 2006. The increase is due mainly to the decrease in general and administrative expenses due to reduced outside legal and accounting fees and a decrease in the research and development costs. The decrease is partially offset by increases to the cost of revenue and sales and marketing.

Net revenue

Net revenue for the three months ended April 30, 2007, increased to $13.4 million from $12.5 million in the comparable quarter in 2006. Net revenue for the six months ended April 30, 2007, increased to $25.4 million from $24.9 million in the comparable period in 2006. The increase in net revenue for the quarter and six-months ended April 30, 2007 is a result of several factors including, increased revenue in Michigan and other key states, increased expansion in Canada and the United Kingdom, the continued popularity and rollout of our Traveler terminals, the increase was partially offset by an increased regional competition and pricing pressures, continued migration of commercial accounts to more profitable slot machine style gaming over bingo. Also, in March 2007 we completed the acquisition of Summit, which contributed $1.0 million to the total net revenues of $13.4 and $25.4 million for the three and six-months ended April 30, 2007, respectively.

Cost of Revenue

Total cost of revenue increased 20.0% to $6.0 million, or 44.3% of net revenue in the three months ended April 30, 2007, from $5.0 million, or 39.5% of net revenue, for the comparable quarter in 2006. Bingo equipment depreciation and amortization of related intangibles increased by approximately $156,000 over the comparable quarter in 2006 primarily due to our investment in Traveler portable color terminals. Additionally, the cost of revenue increased due to the acquisition of Summit.

Cost of revenue increased 13.1% to $10.9 million, or 42.7% of net revenue in the six months ended April 30, 2007, from $9.6 million, or 38.6% of net revenue in the same period in 2006. Bingo equipment depreciation and amortization of related intangibles increased by approximately $550,000 over the comparable period in 2006, primarily due to our investment in Traveler portable color terminals. Additionally, the cost of revenue increased due to the acquisition of Summit. The increase was partially offset by a decrease in refurbishment costs.

Gross Profit

Gross profit decreased 1.5% to $7.5 million, or 55.7% of net revenue in the three months ended April 30, 2007, from $7.6 million, or 60.5% of net revenue, for the comparable quarter in 2006, due to the increase in the cost of revenue noted above.

Gross profit decreased 4.7% to $14.6 million, or 57.3% of net revenue in the six months ended April 30, 2007, from $15.3 million or 61.4% of net revenue for the same period in 2006. The decrease is due to the increase in cost of revenue as noted above and partially offset by a decrease in refurbishment costs.

Operating Expenses

Total operating expenses increased 1.8% to $5.8 million, or 43.6% of net revenue, in the three months ended April 30, 2007 from $5.7 million, or 45.9% of net revenue, for the comparable quarter in 2006. Operating expense decreased by 6.5% to $11.4 million for the six months ended April 30, 2007, from $12.2 million in the comparable period in 2006. Operating expenses include general and administrative, sales and marketing, including distributor commissions, research and development, and loss contingencies.

General and administrative costs decreased to $2.0 million, or 14.9% of net revenue, in the three months ended April 30, 2007 from $2.3 million, or 18.3% of net revenue, for the comparable quarter in 2006. General and administrative costs decreased to $4.0 million, or 15.6% of net revenue, in the six months ended April 30, 2007 from $4.9 million, or 19.8% of net revenue, for the comparable period in 2006. The decrease in expenses for the quarter and six-month period ended April 30, 2007 was attributable to not accruing a bonus for the quarter and six-months ended April 30, 2007. Bonuses will be made at the discretion of the board and is dependent on our overall financial results.

Sales and marketing expenses increased to $3.0 million, or 22.5% of net revenue, in the three months ended April 30, 2007 from $2.8 million, or 22.3% of net revenue, for the comparable quarter in 2006. Sales and marketing expenses increased to $5.9 million, or 23.3% of net revenue, in the six-months ended April 30, 2007 from $5.5 million, or 22.1% of net revenue, for the comparable period in 2006. The increase is primarily due the acquisition of Summit, partially offset by a favorable change to stock option compensation expense resulting from the re-evaluation of the option forfeiture rate.

Research and development expenses increased to $0.8 million, or 5.9% of net revenue, in the three months ended April 30, 2007 from $0.6 million, or 5.0% of net revenue, for the comparable quarter in 2006. The increase for the three month period ended April 30, 2007, was primarily due to the acquisition of Summit. Research and development expenses decreased to $1.4 million, or 5.5% of net revenue, in the six-months ended April 30, 2007 from $1.7 million, or 6.7% of net revenue, for the comparable period in 2006. The decrease is attributable to a decrease in salary and other employee costs from the prior period. During the second quarter of fiscal 2007, there were no payroll costs capitalized under FASB Statement No. 86. For the comparable period in 2006, $40,600 of payroll costs were capitalized related to research and development and quality assurance.

Loss contingencies, representing interest accrued on a legal judgment, totaled $46,000, and 93,000, or 0.3% and 0.4% of net revenue, in the quarter and six-months ended April 30, 2007, respectively. Loss contingencies of $33,000, and $65,000 were recorded for the comparable quarter and six-months periods in 2006.

Provision for Income Taxes

Provision for income taxes approximated $621,300 for the three months ended April 30, 2007, which includes $138,300 in the tax effect of the change in accounting estimate, compared with $742,804 for the comparable period in 2006. The provision for income taxes approximated $1.3 million for the six months ended April 30, 2007, which included $138,300 in the tax effect of the change in accounting estimate, compared with $1.3 million in the comparable period in 2006. The actual effective tax rate of 35.8% for the six months ended April 30, 2007 is different from the expected federal rate of 34%, due to certain permanent differences between financial accounting and tax accounting, and state and foreign tax provisions.

LIQUIDITY AND CAPITAL RESOURCES

We have funded our operations to date primarily through cash from operations and other capital sources. This capital is used for operations, research and development, and capital expenditures of bingo equipment and associated support equipment and software. As of April 30, 2007 and October 31, 2006, we had a working capital balance of $20.5 million and $15.4 million, respectively. As of April 30, 2007, our principal sources of liquidity included cash and short-term investments of $10.7 million. Current assets and current liabilities include a restricted short-term investment of $4.5 million and an accrued liability of $4.0 million in connection with litigation judgments.

The acquisition of Summit was financed primarily by a credit facility consisting of a term loan of $30.0 million and a revolving line of credit with a limit of $10.0 million. Additional information about our credit facility is contained in Note F (Credit Agreement) to our consolidated financial statements included herein. As of April 30, 2007, the interest rate on our term loan was 10.0% and on our revolving credit facility was 8.75%. We incurred interest expense of $ 353,000 and $355,000 for the three and six months ended April 30, 2007 compared to $3,000 and $5,000 for the comparable periods in 2006. As a result of the debt incurred in March 2007, to finance the Summit acquisition, we expect our interest expense to increase substantially in future periods.

Operating activities used $3.8 million of cash for the six-month period ended April 30, 2007 compared with $8.1 million for the six-month period ended April 30, 2006. The $3.8 million consisted primarily of our net income of $2.3 million adjusted by $5.6 million from depreciation, amortization, obsolescence provisions, and loss on disposal of bingo terminals and related equipment provisions and $4.1 million used by net changes in other operating assets and liabilities net of the Summit acquisition. The $8.1 million consisted primarily of our net income of $2.0 million adjusted by $5.4 million from depreciation, amortization, obsolescence provisions, and loss on disposal of bingo terminals and related equipment provisions and $698,000 provided by net changes in other operating assets and liabilities.

We used approximately $3.6 million of cash in investing activities for the six-month period ended April 30, 2007 compared with $8.3 million of cash for the six-month period ended April 30, 2006. The $3.6 million consisted of $3.9 million in capital expenditures from bingo terminals and associated support equipment. We used $2.4 million in the acquisition of Summit during the six-month period ended April 30, 2007. In addition, a $2.7 million net change occurred in the purchasing and selling of short-term investments during the period ended April 30, 2007. The $8.3 million consisted of $6.6 million of capital expenditures primarily all of which was expended on bingo terminals and associated support equipment and the purchase and development of software and other intangible assets of $114,000. In addition, a $1.7 million net change occurred in the purchasing and selling of short-term investments.

Financing activities provided $212,000 of net cash for the six-month period ended April 30, 2007 compared with $1.8 million for the six-month period ended April 30, 2006. The $212,000 provided for the six-month period ended April 30, 2007 was from proceeds of $165,000 from stock option exercises and $47,000 in tax benefits from stock options exercised. The $1.8 million provided for the six-month period ended April 30, 2006 was from the proceeds of stock option exercises.

Our credit facility agreement contains numerous restrictive convents. These restrictions could result in a curtailment of our capital expenditures including those for bingo devices, and related equipment. In the event we were unable to raise additional capital if needed, further measures could be necessary, including the delay or reduction of our operations, research and development and other activities. Certain of such measures may require third-party consent or approvals, including the financial institution under the credit facility, certain regulatory bodies, and others, and there are no assurances such consent or approvals could be obtained.

We believe that cash flows from operations and cash, cash equivalents, short-term investments and amounts available under our revolving credit facility will be sufficient to support our operations, provide for budgeted capital expenditures, and meet liquidity requirements through the remainder of fiscal 2007. Our long-term liquidity requirements will depend on many factors, including the rate at which we expand our business and whether we do so internally or through acquisition. In addition, we may pursue strategic opportunities that could require us to fund our portion of operating expenses of such ventures and may require us to advance additional amounts should any partners in such ventures be unable to meet unanticipated capital requirements or similar funding events. To the extent that the funds generated from the sources described above are insufficient to fund our activities in the long term, we may be required to raise additional funds through public or private financing. No assurance can be given that the additional financing will be available or that, if it is available, it will be on terms acceptable to us.

Purchase Commitments

From time to time, we enter into commitments with our vendors to purchase bingo terminals and support equipment at fixed prices and/or guaranteed quantities. During the fiscal year ended October 31, 2006, we entered into seven agreements with the same vendor to provide an additional $5.4 million in Traveler terminals and $1.1 million in Tracker parts. As of April 30, 2007, approximately $4,000 of the Traveler commitment was remaining and $2,000 of the Tracker commitment was remaining. During the six month period ending April 30, 2007, we entered into two additional agreements for $1.2 million in Tracker parts. As of April 30, 2007, approximately $1.0 million of this commitment was outstanding. All purchases are expected to occur by the end of the third quarter of fiscal 2007.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Market Risks

We maintain an investment portfolio of approximately $4.9 million in investment grade corporate issues, and in investment grade auction rate securities. The values of these investments are subject to changes in interest rates. However, because these investments are short-term and are generally allowed to mature, we do not believe that any risk inherent in our portfolio is likely to have a material effect on expected cash flows. We monitor these investments for impairment and make appropriate reductions in carrying value when necessary.

On March 28, 2007, the Company entered into a credit facility which consists of a term note for $30.0 million and a revolving line of credit in the amount of $10.0 million relating to the acquisition of Summit. Additional information about our credit facility is contained in Note F (Credit Agreement) to our consolidated financial statements included herein.

Because the interest rate on the credit facility is variable, our cash flow may be affected by increases in interest rates, in that we would be required to pay more interest in the event that interest rates increase.

Sensitivity Analysis Market Risks

Assuming we had a $40.0 million balance outstanding as of April 30, 2007 and the rate of interest was 9.54%, our monthly interest payment, if the rate stayed constant, would be $318,000. If the LIBOR rate rose to 13.0%, which assumes an unusually large increase, our monthly payment would be $433,333. A more likely increase of 1.0% or 2.0%, given the recent trend of relatively low interest rates, would result in a monthly payment of $351,333 or $384,667, respectively.

ITEM 4. CONTROLS AND PROCEDURES.

We have evaluated, with the participation of our Chief Executive Officer, who is the acting Chief Financial Officer, the effectiveness of our disclosure controls and procedures as of April 30, 2007. Based on this evaluation, our Chief Executive Officer has concluded that our disclosure controls and procedures are effective to ensure that we record, process, summarize, and report information required to be disclosed by us in our reports filed or submitted under the Securities Exchange Act of 1934 within the time periods specified by the Securities and Exchange Commission’s rules and forms. During the quarterly period covered by this report, and other than as disclosed in our Annual Report on Form 10-K, and described below, there have not been any changes in our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

In our Form 10-K for the fiscal year ended October 31, 2006, we previously reported a significant deficiency in our internal control process related to the tax provision.  The weakness is in the process of being remedied, but not all of the remedial steps had been completed as of April 30, 2007.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

For a discussion of our current litigation, see Note E (Legal Proceedings) to our consolidated financial statements included herein.

We are involved in various other legal proceedings arising in the ordinary course of our business. We do not believe that any of those proceedings will have a material adverse effect on our business, results of operations, or financial condition.

ITEM 1A. RISK FACTORS

Our company may be adversely affected if we are unable to timely fill the positions of vice president of product marketing and chief financial officer and successfully integrate the new executives into our management team.

In April 2007, our vice president of product marketing resigned and our chief financial officer resigned. Our chief executive officer is filling these roles on an interim basis while our board of directors conducts a search for permanent replacements. Our company may be adversely affected if we are unable to timely fill these positions and successfully integrate the new executives into our management team.

Our acquisition of Summit may not produce the results we anticipate.

Our acquisition of Summit was the largest acquisition undertaken by our company. The success of the acquisition will depend in large part on our management’s ability to integrate, maintain and grow Summit’s business. Challenges we face include the following:
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

We incurred significant debt to finance the acquisition of Summit.

We financed the acquisition of Summit with a $10.0 million revolving credit facility and a $30.0 million term loan secured by substantially all of our and Summit’s assets. Servicing the debt will require a significant amount of cash, and our ability to generate the required cash depends on our ability to successfully manage Summit’s business and upon other factors some of which are beyond our control. The agreement governing the new debt contains substantial affirmative and restrictive covenants, including the maintenance of certain financial ratios. A breach of any of our obligations under the debt agreement would result in a default allowing the lender to elect to declare all amounts outstanding together with accrued interest to be immediately due and payable. For additional information see Note F (Credit Agreement) of our consolidated financial statements included herein.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Not Applicable

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

Not Applicable

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

We held our 2006 Annual Meeting of Stockholders on April 11, 2007. The following nominees were elected to our Board of Directors to serve as directors until the next annual meeting of stockholders and until their successors are elected and qualified:

Nominee	Votes in Favor	Withheld
Richard T. Fedor	10,835,397	534,400
Donald K. Whitaker	10,837,197	532,600
Scott H. Shackelton	10,837,197	532,600
Richard H. Irvine	10,817,397	552,400
Jay M. Meilstrup	10,780,384	589,413

The following additional items were voted upon by our stockholders:

Proposal to ratify the appointment of Grant Thornton LLP, an independent registered public accounting firm, as our independent auditor for the fiscal year ending October 31, 2007.

Votes in Favor	Opposed	Abstained	Broker Non-Vote
11,322,347	44,450	3,000	551,360

ITEM 5. OTHER INFORMATION.

Not Applicable

ITEM 6. EXHIBITS

2.1	Asset Purchase Agreement dated August 30, 2006 between GameTech International, Inc. and Summit Amusement & Distributing Ltd. (1)
3.1	Certificate of Incorporation of the Registrant, as amended (2)
3.3	Certificate of Designation of Series A Junior Participating Preferred Stock of the Registrant (3)
3.4	Second Amended and Restated Bylaws of the Registrant (4)
4.1	GameTech International, Inc. Registration Rights Agreement (5)
4.3	Rights Agreement, dated as of March 7, 2003, between GameTech International, Inc. and Mellon Investor Services, LLC, as rights agent (6)
4.4	Specimen Common Stock Certificate (7)
10.1	Financing agreement dated March 28, 2007, by and among GameTech International, Inc. and the lenders named herein, and Ableco Finance, LLC., as collateral and administrative agent.
31.1	Certification of Chief Executive Officer and acting Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated by the Securities Exchange Act of 1934, as amended

32.1	Certification of Chief Executive Officer and acting Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

___________
(1)	Incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K dated August 30, 2006 as filed with the Commission on or about August 31, 2006.
(2)	Incorporated by reference to Exhibits 2.1 and 10.1 to the Registrant’s Registration Statement on Form S-1 (Registration No. 333-34967) as filed with the Commission on or about September 4, 1997.
(3)
Incorporated by reference to Exhibits 3.3 and 4.4 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended April 30, 2003 as filed with the Commission on or about March 17, 2003.

(4)	Incorporated by reference to Exhibit 3.4 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended April 30, 2004, as filed with the Commission on or about March 16, 2004.
(5)
Incorporated by reference to Exhibit 4.1 to Amendment No. 1 to the Registrant’s Registration Statement on Form S-1 (Registration No. 333-34967) as filed with the Commission on or about October 17, 1997.

(6)	Incorporated by reference to Exhibit 4.3 to the Registrant’s Current Report on Form 8-K dated March 7, 2003 as filed with the Commission on or about March 10, 2003.
(7)
Incorporated by reference to Exhibits 3.3 and 4.4 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended April 30, 2003 as filed with the Commission on or about March 17, 2003.

(8)	Incorporated by reference to exhibit 10.1 to the registrant’s current report on Form 8-K dated March 28, 2007, as filed with the Commission on March 28, 2007.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Signature	Title	Date
/s/ Jay M. Meilstrup Jay M. Meilstrup	Chief Executive Officer and President, Acting Chief Financial Officer, Treasurer, and Secretary (Principal Executive)	June 14, 2007

EXHIBIT INDEX

2.1	Asset Purchase Agreement dated August 30, 2006 between GameTech International, Inc. and Summit Amusement & Distributing Ltd. (1)
3.1	Certificate of Incorporation of the Registrant, as amended (2)
3.3	Certificate of Designation of Series A Junior Participating Preferred Stock of the Registrant (3)
3.4	Second Amended and Restated Bylaws of the Registrant (4)
4.1	GameTech International, Inc. Registration Rights Agreement (5)
4.3	Rights Agreement, dated as of March 7, 2003, between GameTech International, Inc. and Mellon Investor Services, LLC, as rights agent (6)
4.4	Specimen Common Stock Certificate (7)
10.1	Financing agreement dated March 28, 2007, by and among Game Tech international, Inc. and the lenders named herein, and Ableco Finance, LLC., as collateral and administrative agent.
31.1	Certification of Chief Executive Officer and Acting Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated by the Securities Exchange Act of 1934, as amended

32.1	Certification of Chief Executive Officer and Acting Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K dated August 30, 2006 as filed with the Commission on or about August 31, 2006.
(2)	Incorporated by reference to Exhibits 2.1 and 10.1 to the Registrant’s Registration Statement on Form S-1 (Registration No. 333-34967) as filed with the Commission on or about September 4, 1997.
(3)
Incorporated by reference to Exhibits 3.3 and 4.4 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended April 30, 2003 as filed with the Commission on or about March 17, 2003.

(4)	Incorporated by reference to Exhibit 3.4 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended April 30, 2004, as filed with the Commission on or about March 16, 2004.
(5)
Incorporated by reference to Exhibit 4.1 to Amendment No. 1 to the Registrant’s Registration Statement on Form S-1 (Registration No. 333-34967) as filed with the Commission on or about October 17, 1997.

(6)	Incorporated by reference to Exhibit 4.3 to the Registrant’s Current Report on Form 8-K dated March 7, 2003 as filed with the Commission on or about March 10, 2003.
(7)
Incorporated by reference to Exhibits 3.3 and 4.4 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended April 30, 2003 as filed with the Commission on or about March 17, 2003.(7) (7)

(8)	Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated March 28, 2007 as filed with the Commission on March 28, 2007.