Form 10-Q/A
period 2007-04-30
GAMETECH INTERNATIONAL INC
filed 2007-06-20
CIK 1045014

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A
Amendment No. 1

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

Explanatory Note

On June 14, 2007 GameTech International, Inc. timely and correctly filed our original Quarterly Report on Form 10Q for the quarterly period ended April 30, 2007 with all required certifications. This Form 10-Q/A is being filed for the sole purpose to enable the certifications required pursuant to Section 302 and Section 906 of the of the Sarbanes-Oxley Act of 2002 which were filed with our Quarterly Report on June 14, 2007 to be viewed on the Securities and Exchange Commission web site via use of the Internet Explorer web browser. In the processing of the Quarterly Report between our filings servicer, Vintage Filings, LLC, and the posting by the Securities and Exchange Commission on its web site, certain programming code was dropped which has prevented the Internet Explorer browser from displaying the submitted Section 302 and Section 906 certifications of the of the Sarbanes-Oxley Act of 2002.

This Amendment No. 1 does not affect the original financial statements or footnotes as originally filed. This Amendment No. 1 does not reflect events that have occurred after the original filing of the Quarterly Report on Form 10-Q on June 14, 2007 and does not modify or update the disclosures in the Quarterly Report on Form 10-Q in any way except as specifically described in this Explanatory Note.

Pursuant to Rule 12b-15 under the Securities and Exchange Act of 1934, as a result of this Amendment 1, the certifications pursuant to Section 302 and Section 906 of the Sarbanes-Oxley Act of 2002, filed and furnished, respectively as exhibits to the original filing, have been re-executed and refiled as of the date of this Amendment No. 1 and are included as Exhibits 31.1 and 32.1 hereto. Therefore, Part II, Item 6 of the original filing has been amended to reflect the certifications described above,

This Amendment No. 1 should be read in conjunction with the original filing of our Quarterly Report on Form 10-Q made with the Securities and Exchange Commission on June 14, 2007.

PART II. OTHER INFORMATION

ITEM 6. EXHIBITS

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

Signature	Title	Date
S/ Jay M. Meilstrup	Chief Executive Officer and President, Acting Chief Financial
Jay M. Meilstrup	Officer, Treasurer, and Secretary (Principal Executive)	June 19, 2007

EXHIBIT INDEX

31.1	Certification of Chief Executive Officer and Acting Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated by the Securities Exchange Act of 1934, as amended

32.1	Certification of Chief Executive Officer and Acting Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002