Form 10-Q
period 2007-09-12
GAMETECH INTERNATIONAL INC
filed 2007-09-14
CIK 1045014

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JULY 31, 2007

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM______________ TO____________

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

On September 12, 2007, the registrant had 12,617,407 outstanding shares of its Common Stock, par value $0.001 per share.

GAMETECH INTERNATIONAL, INC.
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED JULY 31, 2007

PART 1.	FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS.

GAMETECH INTERNATIONAL, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)

	July 31, 2007	October 31, 2006
	(Unaudited)	(Note A)

Assets:
Current assets:
Cash and cash equivalents	$8,384	$5,411
Short-term investments	5,167	7,408
Accounts receivable, less allowance of $2,523 in 2007 and $2,230 in 2006	7,916	3,734
Deposits	14	17
Inventory	3,691	-
Refundable income taxes	-	64
Restricted short-term investments	4,515	4,515
Prepaid expenses and other current assets	862	377
Deferred income taxes	2,674	2,458
Total current assets	33,223	23,984

Bingo equipment, furniture and other equipment, net	22,679	22,868
Goodwill, net	37,580	10,184
Intangibles, less accumulated amortization of $4,402 in 2007 and $4,071 in 2006	8,255	1,217
Restricted cash	498	483
Notes Receivables	143	-
Deferred income taxes, long term	186	176
Other assets	-	302
Total assets	$102,564	$59,214
Liabilities and stockholders’ equity:
Current liabilities:
Accounts payable	$2,128	$1,819
Accrued payroll and related obligations	1,183	980
Accrued loss contingencies	4,046	3,898
Income taxes payable	6	294
Current portion of long term debt	3,334	21
Other accrued liabilities	1,895	1,560
Total current liabilities	12,592	8,572

Long term debt, net of current portion	35,973	160
Deferred income taxes	438	648
Total liabilities	49,003	9,380

Commitments and contingencies	-	-

Stockholders’ equity:
Common stock, $0.001 par value: 40,000,000 shares authorized; 14,447,732 shares issued at July 31, 2007 and 14,371,547 shares issued at October 31, 2006	14	14
Additional paid in capital	51,250	50,881
Retained earnings	10,393	7,035
Treasury stock, at cost: 1,855,325 shares in 2007 and 2006	(8,096)	(8,096)
Total stockholders’ equity	53,561	49,834
Total liabilities and stockholders’ equity	$102,564	$59,214

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GAMETECH INTERNATIONAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except  per share amounts)
(Unaudited)

	Three Months Ended July 31,		Nine Months Ended July 31,
	2007	2006	2007	2006

Net revenue	$16,637	$12,430	$42,065	$37,310
Cost of revenue	8,047	5,113	18,916	14,720
Gross profit	8,590	7,317	23,149	22,590
Operating expenses:
General and administrative	2,430	1,885	6,398	6,799
Sales and marketing	2,528	2,777	8,459	8,288
Research and development	1,064	550	2,451	2,227
Loss contingencies	31	33	124	99
Total operating expenses	6,053	5,245	17,432	17,413
Income from operations	2,537	2,072	5,717	5,177
Interest expense	(977)	(2)	(1,332)	(8)
Other income (expense), net	214	131	539	336
Income before income taxes	1,774	2,201	4,924	5,505
Provision for income taxes	695	879	1,827	2,158
Income from operations, net of tax	1,079	1,322	3,097	3,347
Cumulative effect of a change in accounting estimate (net of tax)	-	-	261	-
Net income	$1,079	$1,322	$3,358	$3,347

Net income per share – Basic:
Income before cumulative effect of accounting estimate	$0.09	$0.11	$0.25	$0.28
Cumulative effect of accounting estimate	$-	$-	$0.02	$-
Net income	$0.09	$0.11	$0.27	$0.28

Net income per share – Diluted
Income before cumulative effect of accounting estimate	$0.08	$0.10	$0.24	$0.26
Cumulative effect of accounting estimate	$-	$-	$0.02	$-
Net income	$0.08	$0.10	$0.26	$0.26

Shares used in calculating net income per share:
Basic	12,580	12,312	12,552	12,107
Diluted	12,890	12,969	13,029	12,684

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GAMETECH INTERNATIONAL, INC
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in thousands)

	Nine Months Ended July 31,
	2007	2006
Cash flows from operating activities:
Net income	$3,358	$3,347
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	8,635	7,695
Obsolescence and loss on disposal of bingo terminals and related equipment	16	522
Loss on disposal of furniture and other equipment	64	4
Stock compensation expense	(69)	197
Deferred income taxes	(436)	(672)
Interest on short-term investments	(281)	(109)
Interest on restricted cash	(15)	(29)
Change in operating assets and liabilities net of effects from purchase of Summit:
Accounts receivable, net	(1,537)	(228)
Deposits	3	(98)
Inventory	(379)	-
Refundable income taxes	64	742
Restricted short-term investments	-	66
Prepaid expenses and other assets	(470)	(78)
Notes receivable	40	-
Accounts payable	(1,638)	794
Accrued payroll and related obligations	203	100
Accrued loss contingencies	148	99
Income taxes payable	(288)	183
Other accrued liabilities	335	(459)
Non-current employment obligations	(16)	(12)
Net cash provided by operating activities	7,737	12,064
Cash flows from investing activities:
Proceeds from sale of short-term investments	18,037	20,004
Payments for purchase of short-term investments	(15,515)	(23,195)
Capital expenditures for bingo equipment, furniture, and other equipment	(5,234)	(9,730)
Payment for the acquisition of Summit Amusement & Distributing, Ltd	(2,437)	-
Payments for acquisitions of intangible assets	(50)	(113)
Net cash used in investing activities	(5,199)	(13,034)
Cash flows from financing activities:
Tax benefit from stock options exercised	167	283
Payments on long term debt	(3)	-
Proceeds from issuance of common stock	271	2,018
Net cash provided by financing activities	435	2,301
Net increase in cash and cash equivalents	2,973	1,331
Cash and cash equivalents at beginning of period	5,411	6,330
Cash and cash equivalents at end of period	$8,384	$7,661
Supplemental Cash Flow Information:
Cash paid during the period for:
Interest	$1,286	$-
Income taxes	$2,148	$1,623
Non-cash investing and financing activities:
Acquisition of assets included in accounts payable	$762	$-
Note payable for the acquisition of Summit Amusement & Distributing, Ltd	$38,945	$-
Notes Payable for purchase of patent	$200	$-

The Company purchased Summit for $41.7 million. In conjuction with the acquisition, liabilities were assumed as follows:

Fair value of assets acquired	$7,570
Goodwill and intangibles	$32,560
Notes payable	$(38,945)
Liabilities assumed	$1,185

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GAMETECH INTERNATIONAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTES TO FINANCIAL STATEMENTS

NOTE A. BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements and related disclosures as of July 31, 2007 have been prepared in accordance with U.S. generally accepted accounting principles applicable to interim financial information and with the instructions to Form 10-Q and Rule10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In our opinion, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of our financial position and interim results have been included. Operating results for the three and nine-month periods ended July 31, 2007 are not necessarily indicative of the results that may be expected for the current fiscal year or any other period.

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

NOTE B. SIGNIFICANT ACCOUNTING POLICIES

REVENUE RECOGNITION

We recognize revenue when the following criteria are met:
•	Persuasive evidence of an arrangement between us and our customer exists,
•	Delivery has occurred or services have been rendered,
•	The price is fixed or determinable, and
•	Collectibility is reasonably assured.

We earn our revenue in a variety of ways. We offer our products for lease or sale. We also sell service and software updates for our sold equipment.

Bingo Equipment
Revenue is recognized for bingo terminals and bingo systems installed as a single element placed in bingo halls under contracts based on (1) a fixed fee per use per session; (2) a fixed weekly fee per terminal; or (3) a percentage of the revenue generated by each terminal. Revenue recognition is a key component of the Company's results of operations, and determines the timing of certain expenses, such as commissions. The Company recognizes revenue when all of the following factors exist: (a) evidence of an arrangement with the customer; (b) play or availability of the bingo terminals; (c) a fixed or determinable fee; and (d) collectibility is reasonably assured. We exercise judgment in assessing the credit worthiness of customers to determine whether collectibility is reasonably assured. Should changes in conditions cause us to determine the factors are not met for future transactions, revenue recognized for future reporting periods could be adversely affected.

Video Lottery Terminal
Our product sales revenues are generated from the sale of video lottery terminals, conversion kits, content fees, license fees, participation fees, equipment and services. Revenues are reported net of discounts, sales taxes and other taxes of a similar nature. Revenues related to contracted production is recognized as the related work is delivered. We recognize license fee revenues over the term of the associated agreement unless the fee is in exchange for products delivered or services performed that represent the culmination of a separate earnings process. Amounts received prior to completing the earnings process are deferred until revenue recognition criteria are met.

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

INVENTORIES

Inventories, consisting primarily of parts and components to be used for manufacturing of products to be sold, are valued at the lower of cost or market, as determined by the first-in, first-out basis. Also classified as inventories is equipment consisting of video lottery terminals to be sold in a future period. The following schedule details inventory between parts and equipment as of July 31, 2007 (in thousands):

July 31, 2007
Inventory - parts	$2,454
Inventory - equipment	1,237
Total Inventory	$3,691

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

LEGAL CONTINGENCIES

We are currently involved in various claims and legal proceedings (see Note E Legal Proceedings). Periodically, we review the status of each matter and assess the potential financial exposure. If the potential loss from any claim or legal proceeding is considered probable and the amount can be estimated, we accrue a liability for the estimated loss. Significant judgment is required in both the determination of probability and the determination as to whether an exposure can be reasonably estimated.

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

For the three-month period ended July 31, 2007, we recognized compensation expense of $111,003 and a related tax benefit of $37,416 for a net cost of $73,587. For the nine-month period ended July 31, 2007, we recognized a compensation credit of $69,654 and a related tax benefit reversal of $25,801 for a net credit of $43,853. For the three-month period ended July 31, 2007 both basic and diluted earnings per share were reduced by $0.01 as a result of recognizing the share-based compensation expense, net of tax. For the nine-month period ended July 31, 2007 both basic and diluted earnings per share were increased by less than $0.01 as a result of recognizing the share-based compensation credit, net of tax. The stock option compensation reversal due to the change in accounting estimate is included in these totals.

As of July 31, 2007, the total compensation cost related to unvested stock-based awards granted to employees under our stock option plans but not yet recognized was $910,569. The cost of each award will be amortized on a straight-line basis over its term, which range from two to four years, and will be adjusted for subsequent changes in estimated forfeitures.

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

These amounts were determined using the Black-Scholes option-pricing model, which values options based on the stock price at the grant date, the expected life of the option, the estimated volatility of the stock, the expected dividend payments, and the risk-free interest rate over the expected life of the option. The assumptions used in the Black-Scholes model were as follows:

Three Months Ended July 31,
2007
Risk-free interest rate	4.67%
Dividend yield	—
Volatility factor	61.5%
Forfeiture rate	—
Expected life (in years)	6.0

CHANGE IN ACCOUNTING ESTIMATE

During the quarter ended April 30, 2007, the Company re-evaluated its forfeiture rate for stock options and revised the compensation expense accordingly. For the nine-months ended July 31, 2007 we recognized a cumulative effect adjustment of $399,575, and a related tax benefit of $138,308 for an increase to net income of $261,267. For the nine-month period ended July 31, 2007, diluted and basic earnings per share increased by $0.02 as a result of change in estimate of the forfeiture rate.

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

In June 2006, the FASB ratified the consensuses of EITF Issue No. 06-3, “How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement” (“EITF 06-3”), which discusses the presentation of sales taxes in the income statement on either a gross or net basis. Taxes within the scope of EITF 06-3 include any taxes assessed by a governmental authority that are directly imposed on a revenue-producing transaction between a seller and a customer and may include, but are not limited to, sales taxes, use taxes, value-added taxes, and some excise taxes. The EITF concluded that the presentation of these taxes on either a gross (included in revenues and costs) or a net (excluded from revenues) basis is an accounting policy decision that should be disclosed. For any such taxes that are reported on a gross basis, a company should disclose the amounts of those taxes in interim and annual financial statements. EITF 06-3 is effective for interim and annual periods beginning after December 15, 2006. Our accounting policy is to present the taxes within the scope of EITF 06-3 on a net basis. The adoption of EITF 06-3 did not result in a change to our accounting policy and, accordingly, did not have a material effect on our consolidated financial condition, results of operations or cash flows.

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

NOTE C. ACQUISITION

 On March 28, 2007, we acquired essentially all of the assets of Summit Amusement & Distributing, Ltd. (Summit) for $41.7 million in cash. Summit is a leading developer and manufacturer of entertainment driven gaming devices, including primarily video lottery terminal equipment and related software, headquartered in Billings, Montana.

Under the purchase method of accounting, the total purchase price is allocated to Summit’s tangible and intangible assets based on their fair values as of the date of the closing of the acquisition. The preliminary estimated purchase price has been allocated based on the preliminary estimates that are described below.

The preliminary estimated total purchase price is as follows (in thousands):

Cash paid for Summit	$39,745
Estimated direct transaction costs	1,954
Total preliminary purchase price	$41,699

The allocation of the preliminary purchase price and estimated useful lives and first year amortization associated with certain assets is as follows (in thousands):

Accounts receivable	$2,645
Prepaid expenses and other assets	211
Inventory	3,312
Property plant and equipment	1,598
Identifiable depreciable intangibles assets	7,720
Trade name	1,600
Goodwill	25,798	*
Accounts payable and other accrued expenses	(1,185)
Total cash purchase price	$41,699

* Includes the excess of the purchase price over the estimated fair value of assets and liabilities assumed.

Unaudited pro forma results of operations, assuming the acquisition of Summit had been completed at the beginning of each period are summarized below. The results reflect adjustments to amortization, interest expense, and income tax expense. The interest rates used in determining the pro forma adjustments are related to the credit facility and approximate a blended average rate of 9.54% for the three and nine months ended July 31, 2007. The pro forma adjustment for the income tax expense is based on our effective rate of 40%. The pro forma earnings per share are based on the Company’s shares outstanding, as no shares were issued for the acquisition.

	For the Three Months Ended		For the Nine Months Ended
	July 31, 2007	July 31, 2006	July 31, 2007	July 31, 2006
	(In Thousands, Except For Per Share Amounts)
Net sales	$16,637	$19,760	$49,760	$59,293
Net earnings	1,079	1,990	1,310	4,044
Basic earnings per share	$0.09	$0.16	$0.10	$0.33
Diluted earnings per share	$0.08	$0.15	$0.10	$0.32

In the above acquisition, the Company acquired various intangible assets listed below:

Acquired Intangible Assets (in thousands)
	July 31, 2007
	Fair Market Value	Estimated Lives	Accumulated Amortization	Net Fair Market Value
Amortized Intangible Assets
Customer relationships	$3,600	5 years	$240	$3,360
Patent application	520	10 years	17	503
Game library	3,600	10 years	120	3,480
Total amortizable intangible assets	$7,720		$377	$7,343

Unamortized Intangible Assets
Goodwill	$25,798
Summit trade name	1,600
Total	$27,398

Amortization expense related to the acquisition of Summit for the three and nine-months ended July 31, 2007 was $283,000 and $377,000, respectively. Estimated future aggregate amortization expense for intangible assets associated with the Summit acquisition subject to amortization as of July 31, 2007 is as follows (in thousands):

2007	$283
2008	1,132
2009	1,132
2010	1,132
2011	1,132
After 2011	2,532
$7,343

NOTE D. NET INCOME PER SHARE

Basic net income per share is computed by dividing reported net income by the weighted average number of common shares outstanding each period.

Diluted net income per share is computed by using the weighted average number of common shares and other common equivalent shares outstanding during each period. Diluted common shares are calculated in accordance with the treasury stock method, which treats the proceeds from the exercise of all warrants and options as if they were used to reacquire stock at market value.

(In thousands, except per share amounts)

	Three Months Ended July 31,		Nine Months Ended July 31,
	2007	2006	2007	2006
Income from operations	$1,079	$1,322	$3,097	$3,347
Effect of accounting change	-	-	261	-
Net income, as reported	$1,079	$1,322	$3,358	$3,347
Weighted average number of shares outstanding	12,580	12,312	12,552	12,107
Incremental shares from the assumed exercise of dilutive stock options	310	657	477	577
Dilutive weighted shares	12,890	12,969	13,029	12,684
Basic
Income from operations:	$0.09	$0.11	$0.25	$0.28
Effect of accounting change:	-	-	0.02	-
Net income:	$0.09	$0.11	$0.27	$0.28
Diluted
Income from operations:	$0.08	$0.10	$0.24	$0.26
Effect of accounting change:	-	-	0.02	-
Net income:	$0.08	$0.10	$0.26	$0.26

NOTE E. LEGAL PROCEEDINGS

On March 22, 2001, we filed GameTech International, Inc. v. Trend Gaming Systems, LLC, CIV 01-0540 PHX LOA, a claim in the United States District Court for the District of Arizona, seeking a declaratory judgment that we are not in material breach of our November 1, 1999 Distribution Agreement with Trend Gaming Systems, LLC (“Trend”), and seeking damages for past due payments and wrongful withholdings by Trend. Trend counterclaimed, alleging that its payments were in compliance with its contractual obligations. Trend also contended that we were in breach of certain of our contractual obligations to Trend, including that we had wrongfully terminated Trend. On December 16, 2002, the court entered at our request an order enjoining Trend from using approximately $540,000 in funds it had collected on our behalf, pending a trial on our ownership interest in those funds. The money was placed in two bank accounts/constructive trusts, subject to the court’s control. The sums in those accounts now total approximately $620,000. In addition, collections of accounts receivable by Trend, if any, are also being placed in that account, pending the resolution of the case. We have posted a $450,000 deposit with the court as a bond, which is presented as restricted cash on our condensed consolidated balance sheets. The accounts receivable from Trend were fully reserved as of July 31, 2007. Trial in this matter commenced October 4, 2004. On November 1, 2004, the jury returned a verdict in favor of Trend against us in the amount of $3.5 million in compensatory damages. The jury also awarded us $735,000 in compensatory damages against Trend for funds Trend collected on our behalf but failed to remit to us. The court denied all of our post-trial motions, except that it maintained the injunction imposing a constructive trust, pending resolution of the issues on appeal. The court setoff the jury awards and entered an amended judgment for Trend on May 12, 2005, in the amount of $2.8 million, plus interest on that sum at the rate of 3.31% per annum beginning March 30, 2005.

We appealed to the United States Court of Appeals for the Ninth Circuit on April 8, 2005. We posted a supersedeas bond on April 8, 2005, in the court-appointed amount of $3.4 million, which bond stays any action by Trend to collect on the judgment, pending appeal. Trend initially sought an award of $810,000 in legal fees and $26,000 in expenses and costs. In an amended request, Trend sought an award of $1.4 million in legal fees and $61,000 in expenses and costs. The court awarded Trend $909,000 in legal fees, expenses and costs plus interest of 3.77% per annum beginning August 5, 2005. We appealed the fee award to the United States Court of Appeals for the Ninth Circuit on August 5, 2005. We posted an additional supersedeas bond with the court on August 18, 2005, in the amount of $1.1 million, thereby staying any action by Trend to collect the fees, pending appeal. Any cash used in the collateralization of the bonds is accounted for as restricted short-term investments on our consolidated balance sheets. On April 19, 2007, the United States Court of Appeals for the Ninth Circuit heard oral arguments for the appeal.

On May 16, 2007, the United States Court of Appeals for the Ninth Circuit issued its ruling in our favor upholding each of the items we appealed, reversing the trial court’s rulings and remanding the matter back to the trial court for a new trial. Currently, there is no set date as to when the matter will be returned to the control of the lower court. Additionally, as a result of this decision, the supersedeas bonds we posted prior to filing the appeal were released by the lower court as of August 18, 2007. Upon receipt of the released supersedeas bonds from the court we will proceed to terminate the supporting insurance polices and have the letters of credit released so that we will have access to the certificates of deposit which served as the cash security for the supersedeas bonds. There is no set date as to when these actions will be completed.

 For the year ended October 31, 2004, we recorded an estimated loss contingency in the Trend litigation of $3.6 million, which was estimated based on the amounts of the judgment described above. We recorded an additional loss contingency of $72,000 in the third quarter of fiscal 2005 to account for the increased total award to Trend for legal fees and expenses and costs of $909,000. In addition, loss contingencies of $31,000 and $124,000 were recorded in the three and nine-month period ended July 31, 2007, respectively. Loss contingencies of $33,000 and $99,000 were recorded in the three and nine-month period ended July 31, 2006, respectively, to account for interest accrued on the Trend judgment. With the United States Court of Appeals for the Ninth Circuit ruling upholding each of the items we appealed, reversing the trial court’s rulings and remanding the matter back to the trial court for a new trial, we believe there is no further justification at this time for accruing additional loss contingencies.

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

NOTE F. CREDIT AGREEMENT

On March 28, 2007, the Company entered into a credit facility which consists of a term note for $30.0 million and a revolving line of credit in the amount of $10.0 million relating to the acquisition of Summit. The term note bears interest at the prime rate plus 1.75%, with a minimum annual rate of 9.75%. As of July 31, 2007 the interest rate was 10.0% and the balance of the term note was $30.0 million. Interest payments are due monthly and beginning January 1, 2008, principal payments of $1.1 million are due quarterly with the remainder of $11.3 million due March 28, 2012. The revolving line of credit bears interest based on the prime rate plus 0.50%, with a minimum annual rate of 8.50%. As of July 31, 2007 the interest rate was 8.75% and the outstanding balance of the revolver was $8.9 million. The revolving line of credit requires monthly payments of interest only and the outstanding balance is due on March 28, 2012. We can give no assurance that the revolving credit facility will be renewed. Our obligations under the agreement are secured by substantially all of our assets.

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

The credit facility contains numerous affirmative and negative covenants, including restrictions on liens, limitations on indebtedness, prohibitions on fundamental changes, restrictions on investments, prohibition of dividends or redemptions and limitations on capital expenditures. We must maintain Qualified Cash, as defined, of at least $6.0 million (see Note J Subsequent Events increasing Qualified Cash from $4.0 million to $6.0 million). The credit facility also contains specified financial covenants, including a leverage ratio, fixed charge coverage ratio and EBITDA ratio. Upon an event of default, the lenders under the credit facility can accelerate all obligations under the agreement and terminate the revolving credit commitment. We were in compliance with all terms and covenants of the agreement as of July 31, 2007.

On March 28, 2007, we terminated our prior revolving line-of-credit as part of the requirements of our new credit facility.

NOTE G. INCOME TAXES

We recorded our income tax provision at an effective rate of 37.1% for the nine months ended July 31, 2007, compared with 39.2% for the nine months ended July 31, 2006. The actual effective tax rate is different from the expected federal rate of 34%, reflecting certain permanent differences between financial accounting and tax accounting, and state and foreign tax provisions.

NOTE H. RESTRICTED SHORT TERM INVESTMENTS

Restricted short-term investments at July 31, 2007 and October 31, 2006 consisted of bank certificates of deposit used to collateralize irrevocable standby letters of credit pledged to the court to secure certain previous judgments against us pending results of our appeals. The certificates of deposit are in the amounts of $3.4 million and $1.1 million and are at interest rates of 3.78% and 4.51%, respectively, and mature April 6, 2008 and August 10, 2007, respectively. (See Note E. Legal Proceedings.)

NOTE I. RELATED PARTY TRANSACTIONS

On March 28, 2007, we acquired essentially all of the assets of Summit Amusement & Distributing, Ltd. (Summit). Since that time, we have sold video lottery terminals to Amusement Services, LLC, which is owned by the President of Summit, a division of the Company. For the three and nine-month period ended July 31, 2007, we sold $128,899 and $192,023 to Amusement Services, LLC, respectively. As of July 31, 2007, the amount due from Amusement Services, LLC was $126,593 and is included in our accounts receivable balance.

We have also purchased equipment from Ceronix, Inc., which is controlled by one of our board members. For the three and nine-month period ended July 31, 2007, we bought $4,384 and $7,132 from Ceronix, Inc., respectively. As of July 31, 2007, there was no amount due.

NOTE J. SUBSEQUENT EVENTS

On September 4, 2007 the Board of Directors announced that they have authorized expending up to $5.0 million in a share repurchase program.  The shares from the new $5.0 million authorization are expected to be acquired through open market transactions over a period of up to the next 12 months.  The actual amount and timing of dollars expended and shares repurchased will be subject to business and market conditions and applicable SEC rules.

On August 30, 2007, we entered into Amendment Number One to Financing Agreement dated effective as of August 24, 2007 amending our credit facility agreement (see “Note F Credit Agreement”). The Amendment Number One to Financing Agreement provided:

•
The receipt of $4,485,000 from appeal bonds being released pursuant to the successful appeal of litigation with Trend Gaming Systems LLC, will be applied against the Revolving Loans of Financing Agreement without prepayment penalty applying.

•	The authorization to repurchase up to $5.0 million of our publicly traded stock in the open market.
•	An increase in the minimum limit of Qualified Cash from $4.0 million to $6.0 million.

NOTE K. BUSINESS SEGMENT INFORMATION

During the fiscal quarter ended April 30, 2007, management reviewed the Company’s operating segments in accordance with SFAS 131, “Disclosure about Segments of an Enterprise and Related Information.” Based upon the changes beginning in March 2007, with the acquisition of Summit, in the manner in which management manages the Company, as well as the current economic characteristics of its operating segments, management has determined that a new operating segment is appropriate. Therefore, the segment discussion outline below represents the adjusted segment structure as determined by management in accordance with SFAS 131.

The Company has identified two operating segments. Each operating segment is considered a reporting segment which is described as follows: the design, development, and marketing of interactive electronic bingo systems consisting of portable and fixed-based systems and the manufacturing and sale of video lottery terminals.

The accounting policies of the reporting segments are the same as those described in the summary of significant accounting policies. The Company evaluates the performance of these segments based on many factors including sales, sales trends, margins, and operating performance.

No significant inter-company revenue is realized in these reporting segments. Interest income and expense and amortization of identifiable intangibles are not allocated but are included in bingo systems in the measurement of reporting segments profits reviewed by management. The provision for income taxes is also not included in the measure of reporting segment operating profits reviewed by management.

Financial information for the two reporting segments is as follows: (in thousands)

	Three Months Ended July 31,		Nine Months Ended July 31,
	2007	2006	2007	2006
Net Revenue
Bingo systems	$11,623	$12,430	$35,972	$37,310
Video lottery terminal	5,014	-	6,093	-
	$16,637	$12,430	$42,065	$37,310

Net Cost of Revenue
Bingo systems	$5,177	$5,113	$15,400	$14,720
Video lottery terminal	2,870	-	3,516	-
	$8,047	$5,113	$18,916	$14,720
Net Income
Bingo systems	$(92)	$1,322	$2,169	$3,347
Video lottery terminal	1,171	-	1,189	-
	$1,079	$1,322	$3,358	$3,347

	July 31, 2007	October 31, 2006
Identifiable Assets
Bingo systems	$91,921	$59,214
Video lottery terminal	10,643	-
	$102,564	$59,214

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

This document includes various “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which represent our expectations or beliefs concerning future events. Statements containing expressions such as “believes,” “anticipates,” or “expects,” used in our press releases and periodic reports on Forms 10-K and 10-Q filed with the SEC, are intended to identify forward-looking statements. All forward-looking statements involve risks and uncertainties. Although we believe our expectations are based upon reasonable assumptions within the bounds of our knowledge of our business and operations, there can be no assurances that actual results will not differ materially from expected results. We caution that these and similar statements included in this report are further qualified by important factors that could cause actual results to differ materially from those in the forward-looking statements. Such factors include those discussed under the heading “Risk Factors” in our Annual Report on Form 10-K for the year ended October 31, 2006 and in this report readers are cautioned not to place undue reliance on forward-looking statements, which speak only as of the date thereof. We undertake no obligation to publicly release any revisions to such forward-looking statements to reflect events or circumstances after the date hereof.

OVERVIEW

We design, develop, and market interactive electronic player terminals and bingo systems. We currently market portable systems that can be played anywhere within a bingo hall and fixed-base systems with touchscreen-activated monitors. On March 28, 2007, we completed the acquisition of substantially all of the assets of Summit Amusement & Distributing, Ltd. (“Summit”) for $41.7 million, including approximately $1.9 million in one time expenses related to the acquisition. Summit is a leading developer and manufacturer of entertainment driven gaming devices, including primarily video lottery terminal equipment and related software. For our three most recent fiscal years ended October 31, 2006, 2005, and 2004, our portable terminals generated approximately 80%, 77%, and 74% of our revenue, respectively, while, during those same years, our fixed-base terminals generated the balance of our revenue. For the three months ended July 31, 2007, video lottery terminal sales accounted for 30%, portable systems accounted for 55%, and fixed-based units accounted for 15% of our revenue. For the nine months ended July 31, 2007, video lottery terminal sales accounted for 14%, portable systems accounted for 68% and fixed-base systems accounted for 18% of our revenue. As of July 31, 2007, we had bingo systems in service in 40 states and in six non-domestic countries and video lottery terminal sales in 15 states and various Native American locations.

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

On May 16, 2007, the United States Court of Appeals for the Ninth Circuit issued its ruling in our favor in GameTech International, Inc. v. Trend Gaming Systems, LLC, upholding each of the items we appealed, reversing the trial court’s rulings and remanding the matter back to the trial court for a new trial. As a result of this decision, on August 18, 2007, bonds we posted prior to filing the appeal have been made available for return to us. For additional information, see Note E to our financial statements included herein.

In June 2007, Donald Tateishi was appointed as Chief Financial Officer. In July 2007, Nick Greenwood was appointed as Vice President of Sales and Product Marketing.

On September 4, 2007 the Board of Directors announced that they have authorized expending up to $5.0 million in a share repurchase program.  The shares from the new $5.0 million authorization are expected to be acquired through open market transactions over a period of up to the next 12 months.  The actual amount and timing of dollars expended and shares repurchased will be subject to business and market conditions and applicable SEC rules.

On August 30, 2007, we entered into Amendment Number One to Financing Agreement dated effective as of August 24, 2007 amending our credit facility agreement (see “Note F Credit Agreement”). The Amendment Number One to Financing Agreement provided:

•
The receipt of $4,485,000 from appeal bonds being released pursuant to the successful appeal of litigation with Trend Gaming Systems LLC, will be applied against the Revolving Loans of Financing Agreement without prepayment penalty applying.

•	The authorization to repurchase up to $5.0 million of our publicly traded stock in the open market.
•	An increase in the minimum limit of Qualified Cash from $4.0 million to $6.0 million.

APPLICATION OF CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Management’s Discussion and Analysis of Financial Condition and Results of Operations discusses our condensed consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the balance sheet dates and reported amounts of revenue and expenses during the reporting period. On an ongoing basis, we evaluate our estimates and judgments, including those related to revenue recognition, bad debts, bingo terminal depreciation, goodwill impairment, obsolescence, and contingencies and litigation. We base our estimates and judgments on historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

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

Revenue Recognition

We recognize revenue when the following criteria are met:
•	Persuasive evidence of an arrangement between us and our customer exists,
•	Delivery has occurred or services have been rendered,
•	The price is fixed or determinable, and
•	Collectibility is reasonably assured.

We earn our revenue in a variety of ways. We offer our products for lease or sale. We also sell service and software updates for our sold equipment.

Bingo Equipment
Revenue is recognized for bingo terminals and bingo systems installed as a single element placed in bingo halls under contracts based on (1) a fixed fee per use per session; (2) a fixed weekly fee per terminal; or (3) a percentage of the revenue generated by each terminal. Revenue recognition is a key component of the Company's results of operations, and determines the timing of certain expenses, such as commissions. The Company recognizes revenue when all of the following factors exist: (a) evidence of an arrangement with the customer; (b) play or availability of the bingo terminals; (c) a fixed or determinable fee; and (d) collectibility is reasonably assured. We exercise judgment in assessing the credit worthiness of customers to determine whether collectibility is reasonably assured. Should changes in conditions cause us to determine the factors are not met for future transactions, revenue recognized for future reporting periods could be adversely affected.

Video Lottery Terminal
Our product sales revenues are generated from the sale of video lottery terminals, conversion kits, content fees, license fees, participation fees, equipment and services. Revenues are reported net of discounts, sales taxes and other taxes of a similar nature. Revenues related to contracted production are recognized as the related work is delivered. We recognize license fee revenues over the term of the associated agreement unless the fee is in exchange for products delivered or services performed that represent the culmination of a separate earnings process. Amounts received prior to completing the earnings process are deferred until revenue recognition criteria are met.

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

RESULTS OF OPERATIONS

Three Months Ended July 31, 2007 compared to Three Months Ended July 31, 2006

The following table sets forth certain selected unaudited condensed consolidated financial data for the periods indicated:

	Three Months Ended July 31, (in thousands)
	Including Summit	Excluding Summit
	2007	2007	2006	% Change
Net revenue	$16,637	$11,623	$12,430	-6.5%
Cost of revenue	8,047	5,177	5,113	1.3%
Gross profit	8,590	6,446	7,317	-11.9%
Operating expenses:
General and administrative	2,430	2,020	1,885	7.2%
Sales and marketing	2,528	2,299	2,777	-17.2%
Research and development	1,064	688	550	25.1%
Loss contingencies	31	31	33	-6.1%
Total operating expenses	6,053	5,038	5,245	-3.9%
Income from operations	2,537	1,408	2,072	-32.0%
Interest expense	(977)	(977)	(2)	0.0%
Other income (expense), net	214	203	131	55.0%
Income before income taxes	1,774	634	2,201	-71.2%
Provision for income taxes	695	725	879	-17.5%
Income from operations, net of tax	1,079	(91)	1,322	-106.9%
Cumulative effect of change in accounting estimate (net of tax)	-	-	-	0.0%
Net income	$1,079	$(91)	$1,322	-106.9%

As disclosed in Note C to our consolidated financial statements included in this quarterly report, we acquired Summit on March 28, 2007. Net revenues and income from operations for Summit in the three months ended July 31, 2007 were $5.0 million and $1.2 million, respectively. The following discussion of the results of operations excludes the results of Summit, except for the amortization of identifiable intangibles and interest expense related to the Summit acquisition which are included in our bingo systems segment.

Net Revenue

Net revenue for the third quarter of 2007 decreased 6.5% to $11.6 million from $12.4 million in the comparable quarter in 2006. The decrease in net revenue for the quarter is a result of several factors. Bingo net revenue decreased $0.8 million for the quarter, driven by increased regional competition and pricing pressures as well as continued migration of commercial accounts to more profitable slot machine style gaming over bingo. However, offsetting the decline in revenue was increased revenue in Michigan and other key states, increased expansion in the United Kingdom, as well as the continued popularity and rollout of our Traveler and Tracker terminals.

Cost of Revenue

Total cost of revenue increased 1.3% to $5.2 million, or 44.5% of net revenue in the third quarter of 2007, from $5.1 million, or 41.1% of net revenue, for the comparable quarter in 2006. Bingo equipment depreciation increased by approximately $185,000 over the comparable quarter in 2006 primarily due to our investment in Traveler and Tracker terminals. Additionally, the amortization of identifiable intangible assets increased due to the acquisition of Summit.

Gross Profit

Gross profit decreased 11.9% to $6.4 million, or 55.5% of net revenue in the third quarter of 2007, from $7.3 million, or 58.9% of net revenue, for the comparable quarter in 2006. The decrease is due to the revenue decline resulting from the factors mentioned above along with the increase in the amortization of identifiable intangible assets due to the Summit acquisition also noted above.

Operating Expenses

Total operating expenses decreased 3.9% to $5.0 million, or 43.3% of net revenue, in the third quarter of 2007, from $5.2 million, or 42.2% of net revenue, for the comparable quarter in 2006. Operating expenses include general and administrative, sales and marketing, including distributor commissions, research and development, and loss contingencies.

General and administrative costs increased 7.2% to $2.0 million, or 17.4% of net revenue, in the third quarter of 2007, from $1.9 million, or 15.2% of net revenue, for the comparable quarter in 2006. The increase was attributable to a credit posted in the comparable quarter of 2006 for a worker’s compensation audit adjustment. Additionally, the cost of a financial consultant was included in the third quarter ending July 31, 2007.

Sales and marketing expenses decreased 17.2% to $2.3 million, or 19.8% of net revenue, in the third quarter of 2007, from $2.8 million, or 22.3% of net revenue, for the comparable quarter in 2006. The decrease is primarily due to a decrease in salary and other employee costs along with a decrease in advertising fees for Canadian locations due to a legislative change, and a decrease in distributor commissions.

Research and development expenses increased 25.1% to $0.7 million, or 5.9% of net revenue, in the third quarter of 2007, from $0.6 million, or 4.4% of net revenue, for the comparable quarter in 2006. The increase was primarily due to an increase in salary and other employee costs from the prior period, as well as an increase in project costs offset by a decrease in the depreciation of fixed assets.

Loss contingencies, representing interest accrued on a legal judgment, totaled $31,000, or 0.3% of net revenue, in the third quarter of 2007, from $33,000, or 0.3% of net revenue, for the comparable quarter in 2006. For additional information, see Note E to the consolidated financial statements included herein.

Interest Expense

Interest expense increased to $977,000 for the third quarter of 2007, compared with $2,000 of interest expense for the comparable period in 2006. The increase was due to the borrowings under our term loan and revolving credit facility which were used to fund the acquisition of Summit.

Nine Months Ended July 31, 2007 compared to Nine Months Ended July 31, 2006

	Nine Months Ended July 31, (in thousands)
	Including Summit	Excluding Summit
	2007	2007	2006	% Change
Net revenue	$42,065	$35,972	$37,310	-3.6%
Cost of revenue	18,916	15,400	14,720	4.6%
Gross profit	23,149	20,572	22,590	-8.9%
Operating expenses:
General and administrative	6,398	5,813	6,799	-14.5%
Sales and marketing	8,459	8,148	8,288	-1.7%
Research and development	2,451	1,904	2,227	-14.5%
Loss contingencies	124	124	99	25.3%
Total operating expenses	17,432	15,989	17,413	-8.2%
Income from operations	5,717	4,583	5,177	-11.5%
Interest expense	(1,332)	(1,332)	(8)	0.0%
Other income (expense), net	539	525	336	56.3%
Income before income taxes	4,924	3,776	5,505	-31.4%
Provision for income taxes	1,827	1,868	2,158	-13.4%
Income from operations, net of tax	3,097	1,908	3,347	-43.0%
Cumulative effect of change in accounting estimate (net of tax)	261	261	-	0.0%
Net income	$3,358	$2,169	$3,347	-35.2%

As disclosed in Note C to our consolidated financial statements included in this quarterly report, we acquired Summit on March 28, 2007. Net revenues and income from operations for Summit in the nine months ended July 31, 2007 were $6.1 million and $1.2 million, respectively. The following discussion of the results of operations excludes the results of Summit, except for the amortization of identifiable intangible assets and interest expense related to the Summit acquisition which are included in our bingo systems segment.

Net Revenue

Net revenue for the nine months ended July 31, 2007 decreased 3.6% to $36.0 million from $37.3 million in the comparable period in 2006. The decrease in net revenue for the year-to-date period is a result of several factors. Bingo net revenue decreased $1.3 million due to increased regional competition and pricing pressures as well as continued migration of commercial accounts to more profitable slot machine style gaming over bingo. However, offsetting the decline in revenue was increased revenue in Michigan and other key states, increased expansion in the United Kingdom, as well as the continued popularity and rollout of our Traveler and Tracker terminals.

Cost of Revenue

Cost of revenue increased 4.6% to $15.4 million, or 42.8% of net revenue in the nine months ended July 31, 2007, from $14.7 million, or 39.5% of net revenue in the same period in 2006. Bingo equipment depreciation increased by approximately $615,000 over the comparable period in 2006, primarily due to our investment in Traveler and Tracker terminals. Additionally, the amortization of identifiable intangible assets increased due to the acquisition of Summit. The increase was partially offset by a decrease in repairs and maintenance and obsolescence costs.

Gross Profit

Gross profit decreased 8.9% to $20.6 million, or 57.2% of net revenue in the nine months ended July 31, 2007, from $22.6 million or 60.5% of net revenue for the same period in 2006. The decrease is due to the revenue decline resulting from the factors mentioned above along with the increase in the amortization of identifiable intangible assets due to the Summit acquisition also noted above.

Operating Expenses

Total operating expense decreased by 8.2% to $16.0 million, or 44.4% of net revenue, for the nine months ended July 31, 2007, from $17.4 million, or 46.7% of net revenue, in the comparable period in 2006. Operating expenses include general and administrative, sales and marketing, including distributor commissions, research and development, and loss contingencies.

General and administrative costs decreased 14.5% to $5.8 million, or 16.2% of net revenue, in the nine months ended July 31, 2007, from $6.8 million, or 18.2% of net revenue, for the comparable period in 2006. The decrease was due to a decrease in the bonus, stock compensation, legal, license, and accounting expenses offset by an increase in bad debt.

Sales and marketing expenses decreased 1.7% to $8.1 million, or 22.7% of net revenue, in the nine months ended July 31, 2007 from $8.3 million, or 22.2% of net revenue, for the comparable period in 2006. The decrease is attributable to a decrease in salaries and other employee costs and also a decrease in distributor commissions offset by an increase in hall contract labor.

Research and development expenses decreased 14.5% to $1.9 million, or 5.3% of net revenue, in the nine months ended July 31, 2007, from $2.2 million, or 6.0% of net revenue, for the comparable period in 2006. The decrease is attributable to a decrease in salary and other employee costs from the prior period as well as a decrease in fixed asset depreciation and consulting expenses. During the nine-month period ended July 31, 2007, there were no payroll costs capitalized under FASB Statement No. 86. For the comparable period in 2006, $88,000 of payroll costs were capitalized related to research and development and quality assurance.

Loss contingencies, representing interest accrued on a legal judgment, totaled $124,000, or 0.3% of net revenue, in the nine months ended July 31, 2007 from $99,000, or 0.3% of net revenue, for the comparable period in 2006. For additional information, see Note E to the consolidated financial statements included herein.

Interest Expense

The interest expense approximated $1.3 million for the nine months ended July 31, 2007, compared with $8,000 of interest expense in the comparable period in 2006. The increase was due to the borrowings under our term loan and revolving credit facility which were used to fund the acquisition of Summit.

LIQUIDITY AND CAPITAL RESOURCES

We have funded our operations to date primarily through cash from operations and other capital sources. This capital is used for operations, research and development, and capital expenditures of bingo equipment and associated support equipment and software. As of July 31, 2007 and October 31, 2006, we had a working capital balance of $20.6 million and $15.4 million, respectively. As of July 31, 2007, our principal sources of liquidity included cash and short-term investments of $13.6 million. Current assets and current liabilities include a restricted short-term investment of $4.5 million and an accrued liability of $4.0 million in connection with litigation judgments.

The acquisition of Summit was financed primarily by a credit facility consisting of a term loan of $30.0 million and a revolving line of credit with a limit of $10.0 million. Additional information about our credit facility is contained in Note F (Credit Agreement) to our consolidated financial statements included herein. As of July 31, 2007, the interest rate on our term loan was 10.0% and on our revolving credit facility was 8.75%. We incurred interest expense of $977,000 and $1.3 million for the three and nine months ended July 31, 2007 compared to minimal interest expense for the comparable periods in 2006. As a result of the debt incurred in March 2007 to finance the Summit acquisition, we expect our interest expense to increase substantially in future periods.

Operating activities provided $7.7 million of cash for the nine-month period ended July 31, 2007 compared with $12.1 million for the nine-month period ended July 31, 2006. The $7.7 million consisted primarily of our net income of $3.4 million adjusted by $8.6 million from depreciation, amortization, obsolescence provisions, and loss on disposal of bingo terminals and related equipment provisions and $4.3 million used by net changes in other operating assets and liabilities net of the Summit acquisition. The $12.1 million consisted primarily of our net income of $3.3 million adjusted by $7.7 million from depreciation, amortization, obsolescence provisions, and loss on disposal of bingo terminals and related equipment provisions and $1.1 million provided by net changes in other operating assets and liabilities.

We used approximately $5.2 million of cash in investing activities for the nine-month period ended July 31, 2007 compared with $13.0 million of cash for the nine-month period ended July 31, 2006. The $5.2 million included $5.2 million in capital expenditures for bingo terminals and associated support equipment. We used $2.4 million in the acquisition of Summit during the nine-month period ended July 31, 2007. In addition, a $2.5 million net change occurred in the purchasing and selling of short-term investments during the period ended July 31, 2007 and $50,000 was paid for the purchase of intangible assets. The $13.0 million included $9.7 million of capital expenditures primarily all of which was expended on bingo terminals and associated support equipment, and the purchase and development of software and other intangible assets of $113,000. In addition, a $3.2 million net change occurred in the purchasing and selling of short-term investments.

Financing activities provided $435,000 of net cash for the nine-month period ended July 31, 2007 compared with $2.3 million for the nine-month period ended July 31, 2006. The $435,000 provided for the nine-month period ended July 31, 2007 was from proceeds of $271,000 from stock option exercises and $167,000 in tax benefits from stock options exercised offset by payments on long term debt of $3,000. The $2.3 million provided for the nine-month period ended July 31, 2006 was from proceeds of $2.0 million from stock option exercises and $283,000 in tax benefits from stock options exercised.

Our credit facility agreement contains numerous restrictive covenants. These restrictions could result in a curtailment of our capital expenditures including those for bingo devices, and related equipment. In the event we were unable to raise additional capital if needed, further measures could be necessary, including the delay or reduction of our operations, research and development and other activities. Certain of such measures may require third-party consent or approvals, including the financial institution under the credit facility, certain regulatory bodies, and others, and there are no assurances such consent or approvals could be obtained.

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

On September 4, 2007 the Board of Directors announced that they have authorized expending up to $5.0 million in a share repurchase program.  The shares from the new $5.0 million authorization are expected to be acquired through open market transactions over a period of up to the next 12 months.  The actual amount and timing of dollars expended and shares repurchased will be subject to business and market conditions and applicable SEC rules. We plan to use excess operating cash to fund this share repurchase program.

Purchase Commitments

From time to time, we enter into commitments with our vendors to purchase bingo terminals and support equipment at fixed prices and/or guaranteed quantities. During the fiscal year ended October 31, 2006, we entered into seven agreements with the same vendor to provide an additional $5.4 million in Traveler terminals and $1.1 million in Tracker parts. As of July 31, 2007, we had fulfilled all these purchase commitments. During the nine-month period ending July 31, 2007, we entered into various additional agreements for $2.2 million in Tracker and Traveler parts. As of July 31, 2007, approximately $1.0 million of these commitments were outstanding. All purchases are expected to occur by the end of the first quarter in fiscal 2008.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Market Risks

We maintain an investment portfolio of approximately $5.2 million in investment grade corporate issues, and in investment grade auction rate securities. The values of these investments are subject to changes in interest rates. However, because these investments are short-term and are generally allowed to mature, we do not believe that any risk inherent in our portfolio is likely to have a material effect on expected cash flows. We monitor these investments for impairment and make appropriate reductions in carrying value when necessary.

On March 28, 2007, the Company entered into a credit facility which consists of a term note for $30 million and a revolving line of credit in the amount of $10 million relating to the acquisition of Summit. Additional information about our credit facility is contained in Note F (Credit Agreement) to our consolidated financial statements included herein.

Because the interest rate on the credit facility is variable, our cash flow may be affected by increases in interest rates, in that we would be required to pay more interest in the event that interest rates increase.

Sensitivity Analysis Market Risks

Assuming we had a $40.0 million balance outstanding as of July 31, 2007, and the blended average rate of interest rate was 9.71%, our monthly interest payment, if the rate stayed constant, would be $318,000. If the prime rate rose to 375 basis points to 12.0%, which assumes an unusually large increase, our monthly payment would be $448,667. A more likely increase of 1.0% or 2.0%, given the recent trend of relatively low interest rates, would result in a monthly payment of $357,000 or $390,333, respectively.

ITEM 4. CONTROLS AND PROCEDURES.

We have evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures as of July 31, 2007. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective to ensure that we record, process, summarize, and report information required to be disclosed by us in our reports filed or submitted under the Securities Exchange Act of 1934 within the time periods specified by the Securities and Exchange Commission’s rules and forms. During the quarterly period covered by this report, and other than as disclosed in our Annual Report on Form 10-K, and described below, there have not been any changes in our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

In our Form 10-K for the fiscal year ended October 31, 2006, we previously reported a significant deficiency in our internal control process related to the tax provision.  The weakness is in the process of being remedied, but not all of the remedial steps had been completed as of July 31, 2007.

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

Our acquisition of Summit was the largest acquisition undertaken by our company. The success of the acquisition will depend in large part on our management’s ability to integrate, maintain and grow Summit’s business. Challenges we face include the following:

•	the diversion of management time and effort from our existing business
•	managing a much larger combined business, including implementing adequate internal controls
•	the potential loss of key employees of Summit, and
•	maintaining Summit’s customers and growing the customer base and markets.
In addition, Summit’s business is subject to many risks and uncertainties, including the following:
•	its dependence on the video lottery terminal industry
•	its dependence on key markets in Montana, Louisiana, South Dakota, and West Virginia
•	its ability to respond to rapid technological change and market demand for product enhancements, and changes in laws and regulations

We incurred significant debt to finance the acquisition of Summit.

We financed the acquisition of Summit with a $10.0 million revolving credit facility and a $30.0 million term loan secured by substantially all of our and Summit’s assets. Servicing the debt will require a significant amount of cash, and our ability to generate the required cash depends on our ability to successfully manage Summit’s business and upon other factors some of which are beyond our control. The agreement governing the new debt contains substantial affirmative and restrictive covenants, including the maintenance of certain financial ratios. A breach of any of our obligations under the debt agreement would result in a default allowing the lender to elect to declare all amounts outstanding together with accrued interest to be immediately due and payable. For additional information see Note F (Credit Agreement) to our consolidated financial statements included herein.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Not Applicable

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

Not Applicable

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

Not Applicable

ITEM 5. OTHER INFORMATION.

Not Applicable

ITEM 6. EXHIBITS

2.1	Asset Purchase Agreement dated August 30, 2006 between GameTech International, Inc. and Summit Amusement & Distributing Ltd. (1)
3.1	Certificate of Incorporation of the Registrant, as amended (2)
3.3	Certificate of Designation of Series A Junior Participating Preferred Stock of the Registrant (3)
3.4	Second Amended and Restated Bylaws of the Registrant (4)
4.1	GameTech International, Inc. Registration Rights Agreement (5)
4.3	Rights Agreement, dated as of March 7, 2003, between GameTech International, Inc. and Mellon Investor Services, LLC, as rights agent (6)
4.4	Specimen Common Stock Certificate (7)
10.1	Financing agreement dated March 28, 2007, by and among GameTech International, Inc. and the lenders named therein, and Ableco Finance, LLC., as collateral and administrative agent (8)
10.2	Amendment Number One to Financing Agreement, dated effective August 24, 2007 (9)
10.3	Letter Agreement by and between the Registrant and Donald Tateishi, dated as of June 26, 2007 (10)

10.4	Letter Agreement by and between the Registrant and Nick Greenwood, dated as of July 23, 2007 (11)
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended.
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended.
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

___________
(1)	Incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K dated August 30, 2006 as filed with the Commission on or about August 31, 2006.
(2)	Incorporated by reference to Exhibits 2.1 and 10.1 to the Registrant’s Registration Statement on Form S-1 (Registration No. 333-34967) as filed with the Commission on or about September 4, 1997.
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

(8)	Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated March 28, 2007, as filed with the Commission on March 28, 2007.
(9)	Incorporated by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K dated September 6, 2007 as filed with the Commission on or about September 6, 2007.
(10)	Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated June 26, 2007 as filed with the Commission on or about June 26, 2007.
(11)	Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated July 23, 2007 as filed with the Commission on or about July 23, 2007.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Signature	Title	Date
/S/ Jay M. Meilstrup	Chief Executive Officer and President
Jay M. Meilstrup	(Principal Executive Officer)	September 14, 2007

/S/ Donald Tateishi	Chief Financial Officer	September 14, 2007
Donald Tateishi	(Principal Financial Officer)

EXHIBIT INDEX

2.1	Asset Purchase Agreement dated August 30, 2006 between GameTech International, Inc. and Summit Amusement & Distributing Ltd. (1)
3.1	Certificate of Incorporation of the Registrant, as amended (2)
3.3	Certificate of Designation of Series A Junior Participating Preferred Stock of the Registrant (3)
3.4	Second Amended and Restated Bylaws of the Registrant (4)
4.1	GameTech International, Inc. Registration Rights Agreement (5)
4.3	Rights Agreement, dated as of March 7, 2003, between GameTech International, Inc. and Mellon Investor Services, LLC, as rights agent (6)
4.4	Specimen Common Stock Certificate (7)
10.1	Financing agreement dated March 28, 2007, by and among GameTech International, Inc. and the lenders named therein, and Ableco Finance, LLC., as collateral and administrative agent (8)
10.2	Amendment Number One to Financing Agreement, dated effective August 24, 2007 (9)
10.3	Letter Agreement by and between the Registrant and Donald Tateishi, dated as of June 26, 2007 (10)
10.4	Letter Agreement by and between the Registrant and Nick Greenwood, dated as of July 23, 2007 (11)
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended.
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended.
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K dated August 30, 2006 as filed with the Commission on or about August 31, 2006.
(2)	Incorporated by reference to Exhibits 2.1 and 10.1 to the Registrant’s Registration Statement on Form S-1 (Registration No. 333-34967) as filed with the Commission on or about September 4, 1997.
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

(8)	Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated March 28, 2007, as filed with the Commission on March 28, 2007.
(9)	Incorporated by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K dated September 6, 2007 as filed with the Commission on or about September 6, 2007.
(10)	Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated June 26, 2007 as filed with the Commission on or about June 26, 2007.
(11)	Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated July 23, 2007 as filed with the Commission on or about July 23, 2007.