Form 10-K
period 2007-10-31
GAMETECH INTERNATIONAL INC
filed 2008-01-22
CIK 1045014

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended October 31, 2007

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to _________

Commission file number 000-23401

GameTech International, Inc.
(Exact name of registrant as specified in its charter)

Delaware	33-0612983
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

900 Sandhill Road Reno, Nevada	89521
(Address of principal executive offices)	(Zip Code)

(775) 850-6000
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, par value $.001 per share Rights to Purchase Series A Junior Participating Preferred Stock	The NASDAQ Stock Market LLC

Securities registered pursuant to Section 12(g) of the Act:

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes  ☐   No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.
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

Large accelerated filer ☐   Accelerated filer ☑   Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
Yes ☐   No ☑

The aggregate market value of common stock held by non-affiliates of the registrant based on the closing price of the registrant’s common stock as reported on the NASDAQ Global Market on April 30, 2007, which was the last business day of the registrant’s most recently completed second fiscal quarter, was $103,069,097. For purposes of this computation, all officers, directors, and 10% beneficial owners of the registrant are deemed to be affiliates. Such determination should not be deemed to be an admission that such officers, directors, or 10% beneficial owners are, in fact, affiliates of the registrant.

As of January 16, 2008, there were outstanding 12,516,222 shares of the registrant’s common stock, par value $0.001 per share.

Documents Incorporated By Reference

Portions of the registrant’s definitive proxy statement for the 2007 Annual Meeting of Stockholders are incorporated by reference into Part III of this report.

GAMETECH INTERNATIONAL, INC.

ANNUAL REPORT ON FORM 10-K
FISCAL YEAR ENDED OCTOBER 31, 2007

Statement Regarding Forward-Looking Statements

The statements contained in this report on Form 10-K that are not purely historical are forward-looking statements within the meaning of applicable securities laws. Forward-looking statements include statements regarding our “expectations,” “anticipation,” “intentions,” “beliefs,” or “strategies” regarding the future. Forward-looking statements also include statements regarding revenue, margins, expenses, and earnings for fiscal 2008 and thereafter; expansion of products or product development; expansion into new domestic and international markets; potential acquisitions or strategic alliances; and liquidity and anticipated cash needs and availability. All forward-looking statements included in this report are based on information available to us as of the filing date of this report, and we assume no obligation to update any such forward-looking statements. Our actual results could differ materially from the forward-looking statements. Important factors that could cause actual results to differ materially from expectations reflected in our forward-looking statements include those described in Item 1A, “Risk Factors.”

PART I

Item 1.	Business

General

We design, develop, and market electronic bingo systems consisting of portable and fixed based systems, and manufacture and sell video lottery terminals. We currently market portable bingo systems, that can be played anywhere within a bingo hall and fixed-base systems with touch screen activated monitors. We have portable and fixed-base bingo terminals operating in charitable, Native American, commercial, and military bingo halls. Both our portable and fixed-base bingo systems display electronic bingo card images for each bingo game. Our electronic bingo terminals enable players to play substantially more bingo cards than they can play on paper cards, typically leading to a greater spend per player and higher profits per bingo session for the bingo operator. We install the electronic bingo systems, typically at no cost to the operator, and charge either a fixed fee per use per terminal per session, a fixed weekly fee per terminal, or a percentage of the revenue generated by each terminal. We typically enter into one- to three-year contracts with bingo operators.

We also manufacture and sell video lottery terminals (“VLTs”) and related software through our Summit Gaming division. We entered the VLT business on March 28, 2007 with our acquisition of substantially all of the assets of Summit Amusement & Distributing, Ltd. (“Summit Gaming”) for $41.7 million in cash. VLTs allow a person to play a state’s lottery games on a video terminal. These machines are typically sold to VLT route operators, Native American casinos, bar/tavern gaming operators, and distributors on both a machine purchase and revenue participation basis. We also anticipate utilizing our Summit Gaming division to develop new platforms to expand into new markets including Class II and Class III gaming markets with existing and acquired gaming content from third party software developers. Finally, we have developed a wireless server based gaming technology into a commercially viable product called the Mini ™ that we anticipate installing in the upcoming fiscal year. This product will utilize existing software developed through Gametech and Summit Gaming.

Our company was incorporated in 1994 by executives previously involved in the bingo, slot machine, lottery, and high-technology software and hardware industries to pursue the belief that an advanced, interactive, electronic bingo system would be well received by both bingo hall operators and players. We believe our experienced management team, quality electronic bingo systems, and reputation for superior customer service and support enable us to compete effectively in both the bingo and video lottery terminal industries.

Bingo is a legal enterprise in 47 states (excluding Arkansas, Hawaii, and Utah) and the District of Columbia. We believe that in at least 40 of those states electronic bingo has been legalized. Nonprofit organizations sponsor bingo games for fundraising purposes, while Native American, commercial entities, and government-sponsored entities operate bingo games for profit. As of October 31, 2007, we had systems in 30 of the states that allow electronic bingo systems for use with charitable and commercial organizations. Under the Indian Gaming Regulatory Act, or IGRA, electronic bingo may be played on Native American lands in the 47 states where bingo is legal. We estimate that bingo is currently played on Native American lands in 30 states. As of October 31, 2007, we had terminals in operation in Native American bingo halls in 13 of those states. Collectively, as of October 31, 2007, we had products in 38 states, one US territory and four non-domestic countries.

VLTs are a legal enterprise in 12 states and Canada. VLTs are state authorized Class III gaming machines that are similar to traditional Class III gaming machines with the exception of state regulated player buy-in and maximum payout parameters and in some instances state monitoring systems installed on the machines. They are operated in casinos, bar/taverns, truck stops, and other gaming approved locations that vary from state to state. Summit Gaming sells VLTs and related software and equipment primarily in Montana, Louisiana, West Virginia, South Dakota, and Native American casinos.

Our website is located at www.gametech-inc.com. Through our website, we make available free of charge our annual reports on Form 10-K, our proxy statements, our quarterly reports on Form 10-Q, our current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) under the Securities Exchange Act. These reports are available as soon as reasonably practicable after we electronically file them materials with the Securities and Exchange Commission.

For financial information about our operating segments see Note 15 to our consolidated financial statements included in Item 8.

Business Strategy

Our goal is to be a leading provider of electronic bingo products and gaming machines in the United States, on Native American lands, and internationally. Key elements of this strategy include the following:

Emphasize Superior Customer Service

We plan to continue to emphasize our customer service programs to enable us to maintain a high level of customer loyalty and satisfaction, which translates into long-term customer relationships. Approximately 40% of our employees are field service technicians who are on-call seven days a week to support customers and respond promptly to their needs. We believe our dedication to superior customer service has contributed to the acceptance of our products and our ability to attract and retain long-term customers.

Expand Product Offerings and Emphasize Unique Gaming Content

We plan to continue to expand our product offerings to provide bingo and gaming operators with more choices and price points for our bingo equipment and gaming machines.

Our wide range of electronic bingo products allows bingo operators to offer players many choices when establishing their purchases for bingo games. Operators are then better positioned to ensure they meet the needs of all levels of customers. We are continuing to focus our efforts on expanding our product lines so bingo operators can offer players everything from low cost terminals to higher priced player terminals, as well as terminals that are capable of supporting a variety of different games, which increase entertainment value. Our current product portfolio includes five portable models, one with black and white displays and four with color displays, two fixed-base color terminal offerings, and a back-office management system.

Our Summit Gaming division manufactures VLTs that are sold primarily in the Montana, Louisiana, South Dakota, West Virginia, and Native American markets. These games are sold on a machine purchase as well as revenue participation basis. The gaming content developed for these games includes unique video poker and keno games that have allowed us to generate significant market share in the markets we compete in. We anticipate developing new gaming platforms to introduce our existing and future unique gaming content into the Class II and Class III gaming markets.

Expand Internationally

We plan to continue to expand our operations outside of the United States. We currently have an installed base of bingo terminals in Europe, Canada, Latin America, South Pacific, and Asia. International revenue as a percentage of our total revenue was 7.7% in fiscal 2007, 8.2% in fiscal 2006, and 5.8% in fiscal 2005. We are currently pursuing additional expansion in Latin America, Europe, certain provinces in Canada, and other locations. In both Mexico and the United Kingdom, we are working with major bingo operators to increase player acceptance levels and place additional electronic bingo terminals in bingo clubs. From time to time we also evaluate opportunities to expand into other countries.

Develop New Applications

We maintain an ongoing product development program focused on enhancing our existing products and developing new products and additional applications for our technology.

During 2007, we developed a commercially viable wireless server based gaming device called the GameTech Mini ™. The GameTech Mini ™ is a portable gaming device that includes Wi-Fi communication capabilities which allows the device to be connected to a central server. It includes a seven inch touch screen LCD display and control buttons that allow the user to interact with the unit. This unit will have the ability to be configured to include bingo, Class II, and Class III gaming content with the game outcome being made on the central server. We anticipate the first installment of this product in the second fiscal quarter of 2008.

Also during 2007, we finalized our next generation operating system called the GameTech Elite ™. This operating system was designed to perform all the functions of previous operating systems as well as the capabilities needed to move into Class II and Class III markets. These markets demand a higher level of security and accountability. The GameTech Elite ™ system provides GameTech with the ability to support traditional bingo applications as well as new cutting edge server-based applications for casino and tribal gaming markets. The GameTech Elite ™ system also addresses international product needs and allows GameTech to focus on different variations of the game of Bingo in European and Latin American markets. The system was redesigned from the ground up based on the experience of past products as well as emerging technologies not available during the design of previous products.

For additional information, see “Product and System Software Development.”

Develop Strategic Alliances/Acquire Complementary Companies

We plan to continue to review opportunities to grow through strategic alliances and acquisitions that could extend our presence into new geographic markets, expand our client and product base, add new products, and provide operating synergies.

Products

Bingo

We provide bingo operators with a variety of electronic player terminals and back-office management systems. One of these systems is known as the Diamond™ system. This operating system includes Point-of-Sale, or POS, functionality and player tracking for bingo operators that allows them to consolidate to one system for selling bingo paper and electronics, while also loading the appropriate sales information to electronic player terminals. The Diamond system provides bingo operators a verifier that confirms whether a called “BINGO” is legitimate and has been won on a bingo card (whether electronic or paper) that was sold during the session being played. We have developed a next generation operating system called the GameTech Elite ™ system. This new operating system performs all of the traditional functions of the Diamond ™ system and supports newer style games and markets.

We also offer bingo operators a back-office management system known as AllTrak2®. AllTrak2® is typically integrated with our electronic bingo terminals to provide bingo operators with a package of accounting and marketing information that enhances their ability to manage the bingo hall. The AllTrak2 system is a Windows-based, multi-purpose accounting system for bingo hall operators running on standard PCs. AllTrak2® operates together with the Diamond system and significantly enhances the user interface at POS terminals. In addition, the systems provide inventory-tracking capabilities for bingo paper, complete sales data and player tracking systems. All of the features of our traditional AllTrak2® system have been incorporated into the new GameTech Elite ™ system.

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

Our portable bingo systems operate similarly to our fixed-base systems. As numbers are input into the terminals, either manually or by way of wireless communication, each bingo card being played is then simultaneously marked. These terminals can mark up to 2,000 cards per game, depending on the device. In a portable system, the file server, caller unit, and sales units are similar to, and can be shared with, those of fixed-base systems. The portable terminal can recognize any bingo game format that the bingo operator wishes to play and alerts the player, both audibly and visually, when “BINGO” has been achieved. Portable terminals are battery powered with rechargeable battery packs. Portable terminals are recharged between bingo sessions in charging crates, which handle 12 TED2C, 12 Traveler, 12 Tracker, and 25 TED terminals, respectively.

The Tracker portable color terminal offers a low-cost color alternative to players preferring the familiarity of our TED terminal. Tracker was developed in 2006 and we launched a widespread release in 2007. Tracker incorporates many of the favored features of our TED terminal with the added enhancement of a high-resolution color screen. The Tracker terminal can display up to 6 bingo cards at a time while monitoring the play of 600 cards in a single game. The Tracker interfaces with our AllTrak2®, the Diamond ® POS system, or the new GameTech Elite™ system.

The Traveler is a portable player terminal introduced in 2003 that incorporates our latest generation of technology. Traveler is designed to cater to players who prefer a compact portable terminal with a color display and wireless communications. The Traveler can display up to 8 cards at one time and play up to 2,000 cards in a single game. The terminal utilizes our crate loading methodology, eliminating the need to load a player’s information into an individual terminal at the POS station. This easy-to-use device operates using either the AllTrak2 back-office system, the Diamond® POS system, or the new GameTech Elite™ system.

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

Fixed-Base Bingo Systems

Our fixed-base bingo systems consist of a local area network of microcomputers, including the file server, the caller unit, the sales unit, and the player’s terminal. All terminals in the fixed-base bingo system use microcomputer hardware and can be operated with touch screen displays. Fixed-base terminals can be played in automatic mode or in manual mode, which requires the players to enter each number called. Players can switch between the two modes as they choose if they are playing in a jurisdiction that allows for automatic daubing. In either mode, up to 600 electronic bingo card images can be marked simultaneously. A complete fixed-base bingo system consists of the following:

File Server. The file server runs the network. All bingo game data is processed and stored through this unit.

Caller Unit. The caller unit, which is located on the caller’s stand, allows the caller to communicate with each player’s terminal by use of a touch screen. By simply touching the screen, the caller enters ball numbers drawn, game number, game patterns, and wild numbers. The caller unit connects with each player’s fixed-base terminal to verify electronic bingo card images and enables the winning electronic bingo card images and paper cards to be displayed on monitors within the bingo hall. The caller unit typically contains a modem that allows us to access data remotely, thereby enabling us to monitor the use of our terminals. Data from the system is also available to assist bingo hall operators to manage their halls.

Sales Unit. The sales unit is a point-of-sale terminal, typically located near the entrance of a bingo hall, where all customer purchases are made. Using a touch screen, the cashier activates player buy-in choices for the session and the unit automatically calculates pricing and totals. The player receives a printed receipt itemized by date, session, and quantity of electronic bingo card images purchased.

Player’s Terminal. Each player’s terminal consists of a separate computer and touch screen monitor. Each player’s terminal is housed in a customized metal or wooden table with up to six terminals per table. Players can cycle through all of their electronic bingo card images while play is proceeding. The player’s terminal marks the numbers called on each electronic bingo card image being played, either automatically or after the player enters the number called. The terminal displays the player’s three electronic bingo card images that are closest to a “BINGO.” The free space at the center of any electronic bingo card image that is one number away from “BINGO” flashes to notify the player. The terminal typically sounds an alert alarm and the screen flashes when “BINGO” is achieved.

Video Lottery Terminals

Summit Gaming’s product line of VLTs consist of a variety of configurations including single screen upright and slant top machines as well as our new dual-screen Megaplex series that is available in both upright and slant top versions. The VLTs are typically configured with multi-game and multi-denomination options to allow for greater flexibility in attracting a variety of gaming customers as one machine may offer many different combinations of games by varying denominations.

We have internally developed many unique game themes that include rich visual content as well as unique game pay tables that are designed to attract customers seeking a variety of gaming experiences. We also have acquired externally developed unique game content to complement our internally developed game library. We will continue to develop game content both internally and selectively acquire game content externally. We anticipate that as we enter the Class II and Class III gaming markets that we will sell our machines and charge a license fee for use of the game content. For every game sold, this will provide the company with both a one-time machine sale and recurring revenue stream from the licensing of our game content. Development of game content in the future will be a key initiative in the company as we look to expand our presence in the existing VLT markets as well as expand into Class II and Class III markets.

Product and System Software Development

We conduct an ongoing research and development program to enhance the features and capabilities of our various product lines, to maintain a competitive advantage in the marketplace, to extend our product line with new games and applications, and to continually reduce the cost of both product development and product manufacturing.

In 2007, we developed the GameTech Elite ™ server-based system. The over-all system is a combination of Windows XP PCs, Windows 2003 Servers, and various proprietary GameTech devices, such as portable bingo devices. The system offers cutting edge security and the ability to support large numbers of fixed-base and portables devices. The system utilizes the latest in wireless technology, database technology, and programming tools. In addition, the system was designed to be modular which gives GameTech the ability to quickly develop new applications and games for the system and simplifies the regulatory submittal process necessary to place this product into new markets.

In 2007, we developed the newest GameTech portable device called the GameTech Mini™. The GameTech Mini™ provides the latest technology in portable gaming such as Wi-Fi networking, High-Definition graphics, increased security, and capability to handle next generation gaming and systems requirements. Unlike past GameTech portable devices, the GameTech Mini™ was designed with Class II and Class III gaming in mind. The device and its software were designed specifically for server-based gaming and compliments the new GameTech Elite™ server based system. The GameTech Mini ™ is anticipated to be installed for the first time in a mobile gaming capacity in the second quarter of fiscal 2008.

During fiscal 2007, we spent approximately $3.9 million for company-sponsored research and development activities compared with approximately $2.9 million during fiscal 2006 and approximately $4.1 million during fiscal 2005.

Sales, Marketing, and Distribution

We utilize a network of third-party distributors as well as a direct sales force to promote the use and placement of our electronic bingo equipment and video lottery terminals.

Bingo. We strive to work with only those third-party distributors who have the largest market share in bingo supplies for their respective geographic areas. Most distributors carry a complete range of bingo supplies, such as paper, ink daubers, and other consumable products that bingo operations may require. Our distributors typically work in defined geographic jurisdictions under one- to three-year agreements with exclusivity provisions with us, where applicable. This exclusivity allows us to align our mutual interests in the market and seek to maintain our market leading positions.

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

VLTs. Our video lottery terminals are sold through an internal sales force that sells directly to gaming operators as well as distributors. In Montana, West Virginia, and South Dakota we sell primarily directly to the gaming operators through our internal sales force. In Louisiana, as required by law, we sell to one distributor who then sells the product to the gaming operators throughout the state. Our marketing strategy is to target both large and small gaming operators and demonstrate the benefits of Summit Gaming equipment over our competitors’ product lines. Our high-quality gaming equipment, rich game content, and future development pipeline of software upgrades provide for a state-of-the-art VLT that we believe can out earn our competitors’ products.

Target Markets

Bingo. We target the thousands of charities licensed to operate bingo games in the United States and Canada. We also target Native American bingo halls and commercial entities in the United Sates and foreign markets. As of October 31, 2007, we had terminals in over 500 locations serving over 1,000 bingo operators, including many charitable bingo halls in which we, or our distributors, have multiple customers. For the fiscal year ended October 31, 2007, portable terminals generated approximately 80% of our bingo revenue and fixed-based terminals generated approximately 20% of our bingo revenue.

As of October 31, 2007, we operated in 38 states, one US territory and four foreign countries. We are actively pursuing additional opportunities in other states and countries, as well as increased activity in existing states.

VLTs. As of October 31, 2007 we have sold gaming equipment, parts, and related software in 15 states and one US territory, with Montana, Louisiana, South Dakota, West Virginia, and Native American casino markets representing 95% of our overall Summit Gaming sales. Summit Gaming’s revenue stream and percentage contribution consists of the sale of new equipment (63%), used equipment (8%), software upgrades (11%), and supplies and other (18%).

Materials and Supplies

We source all bingo and VLT system hardware components from various domestic and international suppliers. Typically, our bingo components are assembled and systems are configured at our facility in Reno, Nevada, while our VLTs are manufactured in our facility in Billings, Montana. We occasionally use third-party manufacturers to assist with the assembly or refurbishing of bingo terminals. We require that the assemblers of our terminals be dedicated to high quality and high production levels as well as support new product development.

Intellectual Property

We have registered trademarks with the U.S. Patent and Trademark Office for the following names: “AllTrak,” “AllTrak2,” “Bingo Enhanced Tabs System,” “Blazing Quarters,” “Bowling for Cash,” “Cadillac Bingo,” “Club 76,” “Crazy Pays,” “Crystal Ball,” “Demolition Poker,” “Diamond Bingo,” “Diamond Elite,” “Diamond Plus Bingo,” “Diamond TED,” “Firestar,” “GameTech,” “GameTech with design,” “GameTech Arizona Corporation,” “Goggles Beer,” “High Country Montana Poker,” “Hot Flush,” “Jukebox Jungle,” “Jokers Jackpot,” “Montana Choppers,” “Montana Poker II,” “Nevada Classic,” “Ol’Coots Genuine Potable,” “Oops! All Worm Tequila”, “Pay-N-Play,” “Pays All Poker”, “Penny Power,” “Peter Jacobsen Challenge Keno,” “Raging Rubies,” “Royal Pays,” “Royal Touch,” “Sands Of Time,” “Spill Over,” “Sunken Treasure,” “Take It Or Deal,” “TED,” “TED2C,” “The Electronic Dauber,” and “Traveler,” “Treasure Hunt Keno,” “Treasure 7’S,” “Vault of Gold Keno,” “Wild Biker,” and “Wild Widow Poker.” We have trademark applications pending with the U.S. Patent and Trademark Office for the following names: “Decorating For Dollars,” “Diamond Pro,” “Diamond VIP,” “Elite Series,” “Gamblers Edge Keno,” “Gamblers Edge Poker,” “GameTech Elite,” “GameTech Players Club,” “Latin 90,” “Mega Plex,” “Miner’s Treasure,” “Players Zone,” “Spies,” “Tracker,” and “GameTech Mini.” We have registered Canadian trademarks for the following names: “AllTrak,” “Diamond Bingo,” “Diamond Elite,” “Diamond Plus Bingo,” “Diamond Pro,” “Diamond TED,” “Diamond VIP,” “GameTech,” “GameTech with design,” “TED,” “TED2C,” and “The Bingo Players Choice.” We have registered Mexican trademarks for the following names: “Gringo Bingo,” “Latin 90,” and “Loteria Loco.” We have Mexican trademark applications pending for the following names: “GameTech,” “Tracker,” “Traveler,” and “GameTech Mexico.” We have registered Norwegian trademarks for the following names: “GameTech with design” and “TED.” We cannot provide assurance that any of our domestic or foreign trademark applications will be granted.

Competition

Bingo. The electronic bingo industry is characterized by intense competition based on various factors, including the ability to enhance bingo hall operations and to generate incremental revenue for bingo hall operators through product appeal to players, ease of use, serviceability, customer support and training, distribution, name recognition, and price. We compete primarily with other companies providing electronic bingo terminals, including Bettina Corp., California Concepts, EZ Bingo, FortuNet, Inc., eQube, Pacific Gaming, Planet Bingo and Video King. In addition, we compete with other similar forms of entertainment, including casino gaming, other forms of Class II gaming, and lotteries. Increased competition has and may continue to result in price reductions, reduced operating margins, reduced revenue, and loss of market share, any of which could materially and adversely affect our business, operating results, and financial condition. Furthermore, existing and new competitors may expand their operations in our existing or potential new markets. We have attempted to counter competitive factors by providing superior service, new, innovative, and quality products and software improvements. We believe that the quality of our full array of portable and fixed-base bingo systems, combined with superior service and customer support, differentiate us from our competitors.

Video Lottery Terminals. The VLT industry is highly competitive and is driven primarily by the ability of manufacturers to develop appealing video reel, video poker, and keno game content as well as the ability to provide their customers with a stream of new games to meet ever changing customer needs. The development or acquisition of new game content is critical to remaining competitive in the VLT industry as our competitors continue to develop new game content. By providing our customers with a variety of game options and configurations, we can differentiate our products and services from our competitors as well as provide for a built-in loyalty base of customers as conversion and upgrade sales can provide a steady stream of recurring revenue. We compete primarily with other VLT manufacturers including IGT, Spielo, and Bally Gaming.

Government Regulation

We are subject to regulation and oversight by governmental authorities in virtually all jurisdictions in which we conduct business. As of October 31, 2007, we held approximately 110 licenses with various regulatory agencies. The regulatory requirements vary from jurisdiction to jurisdiction. Governmental regulations may require licenses, approvals, findings of suitability, or qualifications for our company as well as for our products, officers, directors, certain personnel, significant stockholders, or other associated parties. The term “significant stockholder” typically refers to any beneficial owner of 5% or greater of our capital stock. Any person who fails or refuses to comply with these regulatory requirements could be subject to disciplinary or legal action, which could adversely impact our company, including the loss of any existing license, the ability to obtain a future license, and our ability to conduct business in one or more jurisdictions. The licensing approval and finding of suitability processes can be lengthy and expensive. On Native American lands, regulations result from the laws of each tribe, the provisions of IGRA, and various tribal-state compacts. Many jurisdictions have comprehensive licensing, reporting, and operating requirements with respect to the manufacture, development, assembly, support, distribution, sale, lease, use, and operation of bingo and bingo-related products, including electronic bingo equipment. These requirements have a direct impact on the conduct of our day-to-day operations. In substantially all countries in which gaming is legal, the regulatory authority imposes operating restrictions on gaming and on the form of business relations we can have with the gaming operator entities. Generally, regulatory authorities may deny applications for licenses, other approvals, or findings of suitability for any cause they may deem reasonable. There can be no assurance that our company or our hardware or software products, personnel, officers, directors, significant stockholders, distributors, vendors, consultants, or other associated parties will receive or be able to maintain any necessary licenses, other approvals, or findings of suitability. The loss of a license or a product approval in a particular jurisdiction may prohibit us from realizing revenue in that jurisdiction and may adversely impact our license or product placements and ability to realize revenue in other jurisdictions. Any change in law or regulation by a jurisdiction, or an unfavorable interpretation of any law or regulation, could adversely impact our ability to earn revenue.

Nevada Regulation and Licensing

As of October 2006, we were successful in obtaining registration with the Nevada Gaming Commission (the “Commission”) as a publicly traded corporation and were licensed as (i) a manufacturer and distributor of gaming devices, (ii) an operator of a mobile gaming system, and (iii) an operator of an inter-casino linked system. Additionally, the Commission found us suitable to manufacture and distribute certain equipment used in casino gaming operations which the Commission refers to as “associated equipment” and found various of our officers and directors suitable to hold such positions in the company. The foregoing licenses, findings of suitability, and related approvals were limited by the Commission to expire in two years, unless otherwise renewed by the Commission.

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

The Commission, in its discretion, may require any lender to us or the holder of any debt security of ours to file applications, be investigated and be found suitable as a lender to us or to own our debt security. Nevada law provides that if the Commission determines that a person is unsuitable to own a debt security of a registered publicly traded corporation or licensed company, the corporation can be sanctioned, including the loss of its approvals, if it takes certain actions without having first obtained the approval of the Commission. If a person or entity that is a lender to us is found unsuitable, the loan transaction must be ended in a manner acceptable to the Commission. In any event where a person or entity is found unsuitable to be a lender to or the holder of a debt security issued by us, it is unsuitable for us to do any of the following:

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

Any person who is licensed, required to be licensed, registered, required to be registered, or who is under common control with such persons (collectively referred to as “Licensees”), and who proposes to become involved in the operation of a gaming venture outside of Nevada is required to deposit with the Gaming Board, and thereafter maintain, a revolving fund in the amount of $10,000 to pay the expenses of investigation by the Gaming Board of his or her participation in such foreign gaming. The revolving fund is subject to increase or decrease at the discretion of the Commission. Thereafter, licensees are required to comply with certain reporting requirements imposed by the Nevada gaming laws. A licensee is also subject to disciplinary action by the Commission if he knowingly violates any laws of the foreign jurisdiction pertaining to gaming matters, fails to conduct a foreign gaming operation in accordance with the standards of honesty and integrity required of Nevada gaming operations, engages in activities that are harmful to the State of Nevada or its ability to collect gaming taxes and fees, or employs a person in the foreign operations who has been denied a license or finding of suitability in Nevada on grounds of personal unsuitability.

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

IGRA defines Class II gaming to include “the game of chance commonly known as bingo, whether or not electronic, computer or other technologic aids are used in connection therewith,” and defines Class III gaming to include “electronic or electromechanical facsimiles of any game of chance or slot machines of any kind.” In the event of classification of bingo as a Class III product, such a designation would reduce the potential market for the devices because only Native American gaming halls that have entered into a tribal-state compact that permits Class III electronic gaming systems would be permitted to use the device, unless we could modify the systems to have them reclassified as a Class II game. We may not be able to make any such modifications in the event of such a classification.

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

Electronic bingo in charitable halls is less widely permitted than bingo played with paper cards, primarily because many state laws and regulations were enacted before electronic bingo was introduced. We believe that electronic bingo in charitable halls is currently permitted in more than 40 of the 50 states. Because many state laws and regulations are silent or ambiguous with respect to electronic bingo, changes in regulatory interpretations or enforcement personnel could impact the continued operation of electronic bingo in some of these states. In addition, some regulatory authorities require the demonstration, testing, approval, or modification of electronic bingo systems prior to placement.

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

Employees

As of January 16, 2008, we had approximately 233 full-time equivalent employees. We are not subject to collective bargaining agreements with our employees, and we believe that our relations with our employees are good.

Item 1A. Risk Factors

The following factors, in addition to those discussed elsewhere in this report, should be carefully considered in evaluating our company and our business.

Our acquisition of Summit Gaming may not produce the results we anticipate.

On August 30, 2006, we entered into an asset purchase agreement with Summit Amusement & Distributing, Ltd. (“Summit Gaming”) to acquire substantially all of its assets and assume certain of its liabilities. The closing of the acquisition occurred on March 28, 2007. Our acquisition of Summit Gaming was the largest acquisition undertaken by our company. The success of the acquisition will depend in large part on our management’s ability to integrate, maintain and grow Summit Gaming’s business. Challenges we face include the following:

•	the diversion of management time and effort from our existing business,

•	managing a much larger combined business, including implementing adequate internal controls,

•	the potential loss of key employees of Summit Gaming, and

•	maintaining Summit Gaming’s customers and growing the customer base and markets.

In addition, Summit Gaming’s business is subject to many risks and uncertainties, including the following:

•	its dependence on the video lottery terminal industry,

•	its dependence on key markets in Montana, Louisiana, South Dakota, West Virginia and Native American casinos, and

•	its ability to respond to rapid technological change and market demand for product enhancements, and changes in laws and regulations.

We have incurred significant debt to finance the acquisition of Summit Gaming.

We financed the acquisition of Summit Gaming with a $10 million revolving credit facility and a $30 million term loan secured by substantially all of our and Summit Gaming’s assets. Servicing the debt will require a significant amount of cash, and our ability to generate the required cash depends on our ability to successfully manage Summit Gaming’s business and upon other factors some of which are beyond our control. The agreement governing the debt contains substantial affirmative and restrictive covenants, including the maintenance of certain financial ratios. A breach of any of our obligations under the debt agreement can result in a default allowing the lender to elect to declare all amounts outstanding together with accrued interest to be immediately due and payable.

We depend on the bingo, electronic bingo, and VLT industries.

Our future revenue and profits depend upon continued market acceptance of our products and services, the continued penetration of electronic bingo into bingo halls nationwide, the continued existence of VLT as a form of legalized gaming in the VLT markets, and various other factors, many of which are beyond our control. For example, we depend on the continued popularity of bingo as a leisure activity and as a means of charitable fundraising. The bingo industry in North America is a mature industry and has declined. We anticipate continuing declines in the future as a result of an increase in competing forms of entertainment, including those resulting from developments in online gaming and the continued expansion of the legalization of casino gaming, such as riverboat gaming and gaming on Native American lands.

Our success depends on our ability to respond to rapid market changes and product enhancements.

Our products utilize hardware components developed primarily for the personal computer industry, which is characterized by rapid technological change and product enhancements. Should any of our current or potential competitors succeed in developing a better electronic bingo system or VLT, those competitors could be in a position to outperform us in our ability to exploit developments in microprocessor, video technology, or other multimedia technology. The emergence of an electronic bingo system or VLT that is superior to ours in any respect could substantially diminish our revenue and limit our ability to grow. Any failure of our company to respond to rapid market changes and product enhancements could have a material adverse effect on our business, results of operations, and financial condition.

To compete successfully, we must retain and extend our existing relationships with customers and secure new customers.

We derive all of our revenue and cash flow from our portfolio of contracts to lease electronic bingo products to customers as well as from our relationships with established customers in our VLT markets. Our bingo lease contracts are primarily for terms ranging from one to three years and not all contracts preclude customers from using electronic bingo products of our competitors. Upon the expiration of a contract, a customer may decide to use a competitive bidding process to award a new contract. We may be unsuccessful in winning the new contract or be forced to reduce the pricing structure in the new contract. Our VLT customers have multiple choices of suppliers of gaming equipment, and we may be unable to attract and retain customers in those markets. Our inability to renew or materially alter a significant number of bingo contracts or to attract new and retain existing VLT customers, could, depending on the circumstances, have a material adverse effect on our business, results of operation, and financial condition.

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

We derive a significant portion of our revenue from customers serviced through distributors in both the bingo and VLT business. Our bingo distributors place our products with our customers and often maintain the primary relationship with the bingo halls. Generally, we, or our distributors enter into one- to three-year agreements with customers for the use of our systems and terminals. We rely on our distributors exclusively in the states in which the law requires us to place our systems and terminals through qualified distributors. Our VLT sales in the state of Louisiana are through a distributor as required by law. The loss of our relationship with one or more of our distributors may require us to develop our internal sales force or engage new distributors to place our systems and terminals, which could be time consuming and expensive. The loss of one or more of our significant distributors may have a material adverse effect on our business, results of operations, and financial condition.

We depend on Native American laws in the operation of a portion of our business.

Our bingo terminals are operated in many bingo halls located on Native American reservations in the United States. We also currently have sales and anticipate future sales of VLT, Class II and Class III gaming devices in casinos on Native American reservations. State and federal laws governing the business or other conduct of private citizens generally do not apply on Native American lands. We may have limited recourse if any Native American tribe operating a particular bingo hall or casino seized the bingo terminals or barred entry onto the reservation in the event of a contract or other dispute. However, any seizure of our bingo terminals is likely to result in a capital loss and loss of revenue to our company. Were it to occur on a large scale, it could have a material adverse effect on our business, capital resources, results of operations, and financial condition.

If our games were classified as Class III games under the Indian Gaming Regulatory Act, we may not be able to obtain the necessary approvals to operate our business, or we may have to modify our systems to be classified as Class II games.

Our operations in Native American gaming halls, which generated approximately 18% of our bingo revenue during fiscal 2007, are subject to Native American and federal regulation under IGRA, which established the National Indian Gaming Commission, or NIGC. The NIGC has the authority to adopt rules and regulations to enforce certain aspects of IGRA and to protect Native American interests. Under IGRA, electronic bingo devices similar to ours have previously been determined by the NIGC to be Class II products that are subject solely to Native American regulation as approved by the NIGC. We believe our electronic bingo systems meet all of the requirements of a Class II game. We cannot provide assurance that the NIGC will not enact future regulations or reinterpret existing regulations in such a manner so as to limit the authority of tribes to self-regulate Class II gaming or to change the definition of Class II gaming in such a manner that our electronic bingo systems are classified as a Class III game under IGRA. If classified as Class III games, our electronic bingo systems could become subject to federal and state regulation through the Johnson Act and through tribal-state compacts required for Class III games played on Native American lands. In that event, or in the event other federal laws are enacted or interpreted differently that would subject our operations on Native American lands to state regulation, we may not be able to modify our electronic bingo systems to be classified as Class II games, or we may not obtain the necessary state approval and licenses to continue our operations in Native American gaming halls. Any such event could have a material adverse effect on our business, results of operations, and financial condition. Any modifications of our electronic bingo systems would also have the additional risk that such modifications would not appeal to customers or be acceptable to the Native American tribes.

Compliance with Nevada regulations is time-consuming and expensive, and failure to comply could have a material adverse effect on our operations.

In October 2006, we were successful in obtaining registration with the Commission as a publicly traded corporation and were licensed as (i) a manufacturer and distributor of gaming devices, (ii) an operator of a mobile gaming system, and (iii) an operator of an inter-casino linked system. Additionally, the Commission found us suitable to manufacture and distribute certain equipment used in casino gaming operations which the Commission refers to as “associated equipment” and found various of our officers and directors suitable to hold such positions in the company. The foregoing licenses, findings of suitability, and related approvals were limited by the Commission to expire in two years, unless otherwise renewed by the Commission. The licenses also require an annual calendar year renewal fee and as such were renewed on January 1, 2008 for one year. Under Nevada gaming law all directors, officers and 5% or greater shareholders of companies seeking registration and licensing by the Commission are required to file a licensing application and receive a finding of suitability at the discretion of the Commission on the recommendation of the Gaming Board. All of our directors and officers and 5% shareholders were found suitable. Our equipment is subject to evaluation and approval by the state of Nevada prior to product placement or installation. Each of our products that are in distribution in Nevada have been submitted to and approved by the state of Nevada. If we are ever denied a renewal of our Nevada licenses, we may not be able to place our electronic bingo systems with Nevada customers and, depending upon the reason for the denial, may be required to relocate our operations outside the state, which may have a material adverse effect or our business, results of operations, and financial condition.

We rely on the Texas and Montana markets for a significant portion of our revenue.

The concentration of our revenue in the Texas and Montana markets heightens our exposure to regulatory changes or market changes that may prevent or impede us from doing business in those states. The Texas market generated approximately 17% of fiscal 2007 bingo revenue and 14% of consolidated revenue, while the Montana market generated approximately 50% of VLT revenue and 10% of consolidated revenue. Furthermore, the loss of or inability of our company to find suitable distributors in Texas, where state law requires electronic bingo devices and systems to be placed through qualified distributors, could cause a material adverse effect on our business, results of operations, and financial condition.

The electronic bingo industry and VLT industry are extremely competitive.

The electronic bingo industry is characterized by intense competition based on, among other things, the ability to enhance the operations of and to generate incremental sales for bingo operators through product appeal to players, ease of use, ease of serviceability, customer support and training, distribution, name recognition, and price. Increased competition may result in price reductions, reduced operating margins, conversion of terminals from lease to sale, and loss of market share. The VLT industry is also characterized by intense competition that is based upon the ability to develop new gaming content that will appeal to a variety of gaming customers. Increased competition may result in a need to increase game development activity, price reductions, providing extended payment terms, or increased commissions to distributors. All of these factors could materially and adversely affect our business, operating results and financial condition.

Additionally, many of our competitors do not face the same level of public company costs and administrative costs that we face. Furthermore, existing and new competitors may expand their operations in our existing or potential new markets. In addition, our electronic bingo business competes with other similar forms of entertainment, including casino gaming and lotteries. In Native American casinos, competition for space on the casino and bingo room floor is very intense. All forms of gaming compete for square footage at Native American casinos. We can make no assurances that Native American casinos currently leasing our equipment will not significantly limit the play of bingo or eliminate it entirely. Additionally, as we expand into new Class II and Class III markets we will face intense competition from existing competitors who have many years of established track records in those markets. We can make no assurances that we can successfully penetrate these markets with our newly developed Class II and Class III gaming machines.

Investors may not be able to exercise control over our company as a result of principal stockholders’ ownership.

The current executive officers and directors of our company beneficially own approximately 23% of our outstanding common stock. As a result, the executive officers and directors of our company can significantly influence the management and affairs of our company and all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. This concentration of ownership could have the effect of delaying or preventing a change in control of our company, even when such change of control is in the best interests of stockholders. This concentration of ownership also might adversely affect the market price of the common stock and the voting and other rights of our company’s other stockholders.

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

We plan to expand within our existing markets and into foreign and domestic bingo and lottery terminal markets in which we have no previous operating experience. We may not be able to maintain profitability or manage successfully the aggressive expansion of our existing and planned business. Our failure to manage growth effectively could have a material adverse effect on our business, results of operations, and financial condition.

Sales of additional shares of common stock, or the potential for such sales, could have a depressive effect on the market price of our common stock.

As of January 16, 2008, we had outstanding 12,516,222 shares of common stock. Approximately 9.0 million of such shares are eligible for resale in the public market without restriction or further registration. The remaining approximately 3.5 million shares of common stock outstanding are held by affiliates of our company and may be sold without registration only in compliance with the volume and other limitations of Rule 144. Sales of substantial amounts of common stock by stockholders in the public market, or even the potential for such sales, are likely to adversely affect the market price of the common stock and could impair our ability to raise capital by selling equity securities. Moreover, the shares of common stock issuable upon exercise of 721,550 outstanding options will be freely tradable without restriction unless acquired by affiliates of our company. The issuance of such freely tradable shares will result in additional outstanding shares of common stock and will create additional potential for sales of additional shares of common stock in the public market.

We have limited protection of our intellectual property.

We regard our products as proprietary and rely primarily on a combination of patent law, copyrights, trademarks, trade secret laws, licensing agreements, and employee and third-party non-disclosure agreements to protect our proprietary rights. Defense of intellectual property rights can be difficult and costly, and we may not be able to protect our technology from misappropriation by competitors or others. In addition, the protections offered by trademark, copyright, and trade secret laws may not prevent a competitor from designing electronic bingo systems or VLT gaming content that have the appearance and functionality that closely resemble our systems.

As the number of electronic bingo terminals and VLTs increase and the functionality of these products further overlaps, we may become subject to infringement claims, with or without merit. Intellectual property-related claims or litigation can be costly and can result in a significant diversion of management’s attention. Any settlement of such claims or adverse determinations in such litigation could also have a material adverse impact on our business, results of operations, and financial condition.

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

If we fail to maintain effective internal controls over financial reporting or remediate any future material weakness in our internal control over financial reporting, we may be unable to accurately report our financial results or prevent fraud, which could have a material adverse effect on our financial results and our stock price.

Our internal controls over financial reporting are designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Effective internal controls over financial reporting are necessary for us to provide reliable reports and prevent fraud.

We have identified a significant deficiency in our accounting for revenue related to software contracts with multiple delivery elements. In preparing our financial statements for 2007, we identified an adjustment to our revenue with respect to two invoices related to a single non-standard arrangement with multiple delivery elements with a customer in our Summit Gaming division. This deficiency constituted a significant deficiency in that it could adversely affect our ability to record the financial information in accordance with generally accepted accounting principles. An adjustment to this matter has been made and is reflected in our consolidated financial statements for fiscal 2007 contained in this Form 10-K. As of the filing of this report, we have updated our procedures for review of software contracts with multiple delivery elements and we will continue to increase the skill and experience level of senior management. In addition, we are developing definitive procedures for the detailed documentation and reconciliations supporting the revenue relating to software contracts with multiple delivery elements, including appropriate review and approval.

In fiscal 2005 and 2006, we reported a material weakness and significant deficiency, respectively, in our internal controls relating to our tax liability accounts and related tax provision. This control issue was remediated as of October 31, 2007.

We believe that a control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected. Failure to maintain effective internal controls over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act could have a material adverse effect on our business and stock price.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

Our corporate headquarters are located in Reno, Nevada, in a 41,000 square-foot leased facility under a lease that expires in July 31, 2010. We operate two regional facilities: an 8,080 square-foot site in Broadview Heights, Ohio, and a 4,115 square-foot site in Southlake, Texas. The Ohio lease expires in May 31, 2010, and the Texas lease is a month-to-month lease. We also lease two facilities in Billings, Montana for our Summit Gaming operations: a 3,600 square-foot site and a 9,600 square-foot site, both of which expire August 31, 2009. We lease several other facilities, none of which are material to our operations. We believe that our facilities will be adequate for our needs for the foreseeable future.

Item 3.	Legal Proceedings

Trend Litigation. On March 22, 2001, the Company filed GameTech International, Inc. v. Trend Gaming Systems, LLC, CIV 01-0540 PHX LOA, a claim in the United States District Court for the District of Arizona, seeking a declaratory judgment that the Company was not in material breach of the Company’s November 1, 1999 Distribution Agreement with Trend Gaming Systems, LLC (“Trend”), and seeking damages for past due payments and wrongful withholdings by Trend. Trend counterclaimed, alleging that its payments were in compliance with its contractual obligations. Trend also contended that the Company was in breach of certain of the Company’s contractual obligations to Trend, including that the Company had wrongfully terminated Trend. On December 16, 2002, the court entered at the Company’s request an order enjoining Trend from using approximately $540,000 in funds it had collected on the Company’s behalf, pending a trial on the Company’s ownership interest in those funds. The money was placed in two bank accounts/constructive trusts, subject to the court’s control. The sums in those accounts now total approximately $600,000. In addition, collections of accounts receivable by Trend, if any, are also being placed in that account, pending the resolution of the case. The Company has posted a $450,000 deposit with the court as a bond, which is presented as restricted cash on the Company’s condensed consolidated balance sheets. The accounts receivable from Trend were fully reserved as of October 31, 2007. Trial in this matter commenced October 4, 2004. On November 1, 2004, the jury returned a verdict in favor of Trend against the Company in the amount of $3.5 million in compensatory damages. The jury also awarded the Company $735,000 in compensatory damages against Trend for funds Trend collected on the Company’s behalf but failed to remit to the Company. The court denied all of the Company’s post-trial motions, except that it maintained the injunction imposing a constructive trust, pending resolution of the issues on appeal. The court setoff the jury awards and entered an amended judgment for Trend on May 12, 2005, in the amount of $2.8 million, plus interest on that sum at the rate of 3.31% per annum beginning March 30, 2005. The Company appealed to the United States Court of Appeals for the Ninth Circuit on April 8, 2005. The Company posted a supersedeas bond on April 8, 2005 in the court-appointed amount of $3.4 million, which bond stays any action by Trend to collect on the judgment, pending appeal. Trend initially sought an award of $810,000 in legal fees and $26,000 in expenses and costs. In an amended request, Trend sought an award of $1.4 million in legal fees and $61,000 in expenses and costs. The court awarded Trend $909,000 in legal fees, expenses and costs plus interest of 3.77% per annum beginning August 5, 2005. The Company appealed the fee award to the United States Court of Appeals for the Ninth Circuit on August 5, 2005. The Company posted an additional supersedeas bond with the court on August 18, 2005 in the amount of $1.1 million, thereby staying any action by Trend to collect the fees, pending appeal. For the year ended October 31, 2004, the Company recorded an estimated loss contingency in the Trend litigation of $3.6 million, which was estimated based on the amounts of the judgment described above. The Company recorded an additional loss contingency of $72,000 in the third quarter of fiscal 2005 to account for the increased total award to Trend for legal fees and expenses and costs of $909,000. In addition, loss contingencies of $133,000 and $65,000 were recorded in the fiscal years ended October 31, 2006 and 2005, respectively, to account for interest accrued on the Trend judgment.

On April 19, 2007 a three judge panel of the United States Court of Appeals for the Ninth Circuit heard oral arguments for the appeal. On May 16, 2007, the United States Court of Appeals for the Ninth Circuit issued its ruling in our favor upholding each of the items we appealed, reversing the trial court’s rulings and remanding the matter back to the trial court for a new trial. The matter has been returned to the control of the lower court but at this time there is no set date as to when the matter will be heard. Additionally, as a result of this decision, the supersedeas bonds posted by GameTech International prior to filling the appeal were released by the lower court as of August 18, 2007 and we have terminated the supporting insurance polices and have had the letters of credit released to us.

Trend Gaming Litigation. On March 2, 2004, the jury rendered a verdict in our favor awarding compensatory and punitive damages against Trend Gaming, LLC, a Kentucky LLC (“Trend Gaming”) (involving a prior distribution agreement in Virginia) in the total amount of approximately $1.5 million. The jury also returned a verdict against Steven W. and Rhonda Hieronymus awarding compensatory and punitive damages of $1.0 million. The court reduced compensatory damages against Trend Gaming to $1.1 million. The court affirmed $150,000 in punitive damages against Trend Gaming and awarded us fees and costs of suit against Trend Gaming in the amount of $650,000. Compensatory damages against Mr. and Mrs. Hieronymus have been reduced to $762,000 but the punitive damage award against them in the amount of $150,000 remains unchanged. Of the total compensatory damages of $1.1 million awarded to us, $762,000 represents compensation for lost profits. We can only collect such damages from one of the defendants to avoid a double recovery. Defendants appealed the judgment against them. On March 5, 2007, the Appellate Court entered its ruling affirming the judgment of the lower court in our favor. We have not recorded an estimated gain contingency, as we can give no assurances whether we will be able to collect any award from the defendants.

Other. We are involved in various other legal proceedings arising in the ordinary course of business. We do not believe that any of those proceedings will have a material adverse effect on our business, results of operations, and financial condition.

Item 4.	Submission of Matters to a Vote of Security Holders

None

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities

Our common stock is listed on the NASDAQ Global Market under the symbol “GMTC.” The following table sets forth high and low sales prices of our common stock for the period indicated as reported on the NASDAQ Global Market during each quarter from November 1, 2006:

	High	Low
Year Ended October 31, 2006
First Quarter	$5.00	$3.18
Second Quarter	$7.59	$3.76
Third Quarter	$9.80	$6.68
Fourth Quarter	$11.25	$6.84
Year Ended October 31, 2007
First Quarter	$12.90	$9.10
Second Quarter	$14.20	$9.85
Third Quarter	$12.08	$8.69
Fourth Quarter	$8.70	$4.88
Year Ended October 31, 2008
First Quarter (through January 16, 2008)	$8.63	$5.90

On January 16, 2008, the last reported sales price of our common stock was $6.60 per share. On January 16, 2008, there were 134 record holders of our common stock.

Performance Graph

The following graph reflects the cumulative total return (change in stock price plus reinvested dividends) of a $100 investment in our common stock for the five-year period for our fiscal years ended October 31, 2002 through 2007 in comparison to the NASDAQ Composite Index and the Gaming Activities peer group. This peer group consists of Bally Technologies, Inc., Canterbury Park Holding Corp., Churchill Downs, Inc., Dover Downs Gaming & Entertainment, Great Canadian Gaming Corp., Lakes Entertainment, Inc., Magna Entertainment Corp., MTR Gaming Group, Inc., Multimedia Games, Inc., Pacific Lottery Corp., Pinnacle Entertainment, Inc., Pokertek, Inc., The9 Limited, ESI Entertainment System, Inc., Las Vegas from Home.com Entertainment, and Youbet, Inc. The comparisons are not intended to forecast or be indicative of possible future performance of our common stock.

	10/02	10/03	10/04	10/05	10/06	10/07

Gametech International, Inc.	100.00	99.72	119.18	120.11	299.51	261.58
NASDAQ Composite	100.00	144.06	149.55	161.38	182.42	221.36
Gaming Activities Peer Group	100.00	128.97	105.54	109.32	148.03	171.84

Dividend Policy

During December 2003, we announced the initiation of a quarterly dividend after our Board of Directors reviewed current business conditions and future prospects. We declared quarterly dividends of approximately $0.03 per share per quarter. In December 2004, our Board determined that payment of a quarterly dividend was inconsistent with the growth objectives of our company and ended the quarterly dividend effective January 10, 2005. Any payment of future dividends will be at the discretion of our Board of Directors and will depend upon, among other factors, our earnings, financial condition, capital requirements, level of indebtedness, contractual restrictions with respect to the payment of dividends, and other considerations that our Board of Directors deems relevant.

Issuer Purchases Of Equity Securities

The following table provides information regarding repurchases of our common stock made by or on behalf of us, or any “affiliated purchases as defined in SEC rules, of our equity securities registered pursuant to Section 12 of the Exchange Act, for each month during the fourth quarter of fiscal year 2007, in the format required by SEC rules:

	Total Number of Shares Purchased	Average Price Paid per Share	Total Dollar Amount of Shares Purchased (in thousands) as Part of Publicly Announced Plans or Programs (1)	Maximum Dollar Amount of Shares (in thousands)That May Yet Be Purchased Under the Plans or Programs (1)

August 1, 2007 - August 31, 2007	—	$—	$—	$—
September 1, 2007 - September 30, 2007	28,425	$6.81	$194	$4,806
October 1, 2007 - October 31, 2007	22,400	$7.54	$169	$4,637

Total	50,825	$7.13	$363	$4,637

(1)
On September 4, 2007 the Board of Directors announced that it authorized expending up to $5.0 million in a share repurchase program. The shares reported in the table were acquired in open market transactions pursuant to this program. As of October 31, 2007, the shares repurchased were conducted by an agent of the company and as of October 31, 2007, the stock was held by the agent and had yet to be turned over to the company. As such, the repurchases have been classified as a related party receivable and not included in treasury stock. Dollar amount of shares remaining for repurchase relate to this program, which expires September 4, 2008.

Item 6.	Selected Financial Data

The selected consolidated statement of operations data for the fiscal years ended October 31, 2007, 2006 and 2005 and the selected consolidated balance sheet data set forth below as of October 31, 2007, 2006, and 2005 have been derived from our consolidated financial statements, which have been audited by Grant Thornton LLP, independent registered public accounting firm, included elsewhere herein. The selected consolidated statement of operations data for the years ended October 31, 2004 and 2003 and the selected consolidated balance sheet data set forth below at October 31, 2005, 2004 and 2003 have been derived from our audited consolidated financial statements not included herein. The selected financial data set forth below should be read in conjunction with the Financial Statements and Notes thereto and with “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” appearing elsewhere in this report.

	Years Ended October 31,
	2007	2006	2005	2004	2003
	(In thousands, except per share amounts)
Statements of Operations Data:
Net revenue	$58,805	$49,289	$49,651	$51,490	$52,329
Cost of revenue	26,542	19,929	20,304	24,027	21,775
Gross profit	32,263	29,360	29,347	27,463	30,554
Operating expenses:
General and administrative	9,538	8,303	11,406	11,154	11,426
Sales and marketing	10,519	11,041	11,952	12,561	12,323
Research and development	3,865	2,885	4,058	5,179	4,692
Loss contingencies	124	133	137	3,628	—
Gain on sale of assets	(656)	—	—	—	—
Impairment of goodwill	—	—	—	6,625	—
Total operating expenses	23,390	22,362	27,553	39,147	28,441
Income (loss) from operations	8,873	6,998	1,794	(11,684)	2,113
Interest and other income (expense), net	(1,535)	346	76	58	3
Income (loss) before income taxes	7,338	7,344	1,870	(11,626)	2,116
Provision for (benefit from) income taxes	2,667	2,961	534	(1,720)	925
Net Income (loss)	$4,671	$4,383	$1,336	$(9,906)	$1,191
Diluted net income (loss) per share	$0.36	$0.34	$0.11	$(0.84)	$0.10
Shares used in the calculation of diluted net income (loss) per share	12,991	12,757	11,960	11,775	11,818
Cash dividends per common share	$0.00	$0.00	$0.03	$0.21	$0.00

	As of October 31,
	2007 (1)	2006	2005	2004	2003
	(In thousands, except per share amounts)
Balance Sheet Data:
Cash, cash equivalents and short-term investments	$11,393	$12,819	$6,833	$8,706	$11,952
Restricted short-term investments	—	4,515	4,581	—	—
Working capital	13,954	15,412	10,824	5,209	14,806
Total assets	93,882	59,214	51,130	51,679	60,175
Total debt	29,599	—	—	—	275
Total stockholders’ equity	54,479	49,834	41,889	40,670	52,621

1.
The reduction in the restricted short-term investments account in 2007 was due to the release of the funds restricted by the Trend litigation. The increase in total assets and debt in 2007 was primarily related to the acquisition of Summit Gaming in March 2007.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with our consolidated financial statements and notes thereto included elsewhere in this report. The following discussion contains certain forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from the expectations reflected in these forward-looking statements as a result of the factors set forth in this report, including those set forth under Item 1A, “Risk Factors.”

Overview

We design, develop, and market interactive electronic player terminals, bingo systems, server-based wireless gaming systems, and video lottery terminals. We entered the VLT business in March 2007 with our acquisition of Summit Gaming for $41.7 million in cash. For our three most recent fiscal years ended October 31, 2007, 2006, and 2005, our portable bingo terminals, fixed-base bingo terminals, and VLT businesses made the following contributions to revenue:

Revenue Contribution
	2007	2006	2005
Portable Bingo Terminals	64%	79%	79%
Fixed Base Bing Terminals	16%	21%	21%
Video Lottery Terminals	20%	0%	0%

As of October 31, 2007, we had bingo systems in service in 38 states, one US Territory and in four foreign countries, and we had sales of VLTs and related software and equipment in 15 states and one US Territory.

Our bingo business generates revenue by placing electronic bingo systems in bingo halls under contracts based on (1) a fixed fee per use per session; (2) a fixed weekly fee per terminal; or (3) a percentage of the revenue generated by each terminal. Revenue growth is affected by player acceptance of electronic bingo as an addition or an alternative to paper bingo, our ability to expand operations into new markets and our ability to increase our market share. Fixed-base bingo terminals generate greater revenue per terminal than portable bingo terminals, but also require a greater initial capital investment.

We typically install our electronic bingo systems at no charge to our customers, and we capitalize the costs. For fiscal year 2007 and fiscal year 2006, costs of $303,000 and $116,000 were capitalized, respectively, and are amortized over the expected term of the contract. We record depreciation of bingo equipment over either a three- or five-year estimated useful life using the straight-line method of depreciation.

Our VLT business generates revenue from the sale of video lottery terminals (new and used), software conversion kits, content fees, license fees, participation fees, parts/equipment and services. Over 91% of Summit Gaming’s sales are derived from the sale of new and used equipment, conversion kits, and parts/equipment. In some instances we may choose to sell new equipment on a participation basis thereby recognizing recurring participation revenue in lieu of a one-time machine sale. Revenue growth is driven by increasing market share in existing markets and expanding product placement into new VLT markets.

Our bingo and VLT expenses consist primarily of: (a) cost of revenue, consisting of expenses associated with technical and operational support of the bingo systems within bingo halls, depreciation and amortization of bingo terminals, cost of sales related to Summit Gaming equipment sold, the repair/refurbishment/disposals of bingo terminals and related support equipment, and excess or obsolescence allowance; (b) general and administrative, consisting of activities associated with management of our company and related support, which includes finance and accounting, legal, compliance, information systems, human resources, and accounts receivable reserve; (c) sales and marketing, consisting primarily of commissions paid to distributors for promoting and supporting our products and an internal sales force with a focus upon generating new customers and upgrades for existing customers; and (d) research and development, consisting of company-sponsored research and development activities to provide players with new or enhanced products on which to play electronic bingo or new games themes for our video lottery terminals.

Fiscal 2007 Highlights

During fiscal 2007, profitability increased $288,000 or 6.6% over 2006 as a result of various factors, including primarily the following:

•	inclusion of seven full months of Summit Gaming revenues and expenses in 2007,

•	a one-time gain on sale of assets of $656,000 resulting from the sale of participation equipment to a customer in Montana,

•
a $489,000 reduction in legal and licensing expense as a result of the resolution of certain matters and the timing of matters under appeal as well as the completion of our initial licensing in Nevada earlier in the year,

•	a $760,000 reduction in refurbishment, disposals, and obsolescence reserve related to bingo equipment,

•	a $467,000 reduction in bingo distributor commissions as a result of lower bingo revenue,

•	net interest expense increase of $2.1 million related to the acquisition of Summit Gaming,

•	increase in amortization expense of $660,000 related to the amortization of the identifiable intangible assets purchased in the Summit Gaming acquisition, and

•	increase in bingo unit depreciation expense of $697,000 related to the additional rollout of our Traveler and Tracker bingo systems.

During fiscal 2007, our capital expenditures decreased approximately 49%, or $6.4 million to $6.7 million, from $13.1 million during fiscal 2006, primarily related to the approaching completion of the rollout of our Traveler and Tracker portable bingo systems.

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

In January 2005, the term for 67,500 options of a former employee to purchase shares of our common stock was extended for an additional six months and vesting was accelerated as the result of a consulting agreement. As a result, we recorded compensation expense of $64,000 for the quarter ended January 31, 2005. The stock options are subject to measurement under Financial Accounting Standards 123 (FAS 123) and Emerging Issues Task Force Issue No. 96-18 (EITF 96-18). FAS 123 set forth the requirements with respect to accounting for transactions involving a company’s stock that is issued in exchange for goods or services. According to FAS 123, these transactions should be measured at the fair value of the equity issued. In accordance with EITF 96-18, compensation expense is measured based on the fair value of the option at the date the performance commitment is reached. We have determined that the performance commitment was reached upon the effective date of the consulting agreement that occurred January 2, 2005. The fair value of the stock options was measured at that date based on the Black-Scholes model using a FAS 123 approach. Per EITF 96-18, a recognized expense should not be reversed even if the option expires unexercised. The stock compensation expense is recorded in sales and marketing expense in the consolidated statement of operations.

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

Video Lottery Terminals

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

Impairment of Goodwill and Intangible Assets

We are required to perform an annual goodwill impairment review, and depending upon the results of that measurement, the recorded goodwill may be written down and charged to income from operations when its carrying amount exceeds its estimated fair value. In addition, we assess the impairment of goodwill whenever events or changes in circumstances indicate that the carrying value may not be recoverable, such as a significant adverse change in legal factors or in the business climate, an adverse action or assessment by a regulator, unanticipated competition, or a loss of key personnel. The review for fiscal 2007 was completed as of July 31, 2007 (the valuation date), and we determined there is no impairment of goodwill as of that date.

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

Share-based Compensation

We account for share-based compensation in accordance with SFAS No. 123(R) - Accounting for Stock-Based Compensation. Under the fair value recognition provisions, we estimate share-based compensation at the award grant date and recognize expense over the service period. Option valuation models require the input of highly subjective assumptions, and changes in the assumptions used can materially affect the fair value estimate. Judgment is required in estimating stock volatility, forfeiture rates, expected dividends, and expected terms that options remain outstanding. See Note 6 of our Consolidated Financial Statements for additional information regarding the adoption of SFAS No. 123(R).

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

For the year ended October 31, 2004, we recorded an estimated loss contingency in the Trend litigation of $3.6 million, which was estimated based on the amounts of the judgment described in Note 5 to the financial statements. We recorded an additional loss contingency of $72,000 in the third quarter of fiscal 2005 to account for the increased total award to Trend for legal fees and expenses and costs of $909,000. In addition, loss contingencies of $124,000 and $133,000 were recorded in fiscal 2007 and fiscal 2006, respectively, to account for interest accrued on the Trend judgment. With the United States Court of Appeals for the Ninth Circuit ruling upholding each of the items we appealed, reversing the trial court’s rulings and remanding the matter back to the trial court for a new trial, we believe there is no further justification at this time for accruing additional loss contingencies.

Internal Control Over Accounting for Taxes

In fiscal 2005 and fiscal 2006 our Chief Executive Officer and our Chief Financial Officer concluded that there was a material weakness and significant deficiency, respectively, in our accounting for income taxes. In preparing our tax provision for fiscal years 2005 and 2006, we identified certain adjustments to our tax liability accounts and related income tax provision. All adjustments to correct these matters have been reflected in our consolidated financial statements as of and for the fiscal years ended October 31, 2005 and 2006.

We have taken corrective action that as of October 31, 2007 remediated this weakness. Our remediation efforts have included engaging an independent public accounting firm to assist in the tax reconciliation and evaluation process, and increasing the skill and experience level of senior management. In addition, we have developed definitive  procedures for the detailed documentation and reconciliations supporting the income taxes payable, deferred income tax and tax provision balances and amounts, including the appropriate review and approval of related journal entries.

Internal Control Over Revenue Recognition Related to Software Contracts with Multiple Delivery Elements

We have identified a significant deficiency in our accounting for revenue recognition procedures related to software contracts with multiple delivery elements. In preparing our financial statements for fiscal 2007, we identified an adjustment to our revenue with respect to two invoices related to a single non-standard arrangement with multiple delivery elements with a customer in our Summit Gaming division. This deficiency constituted a significant deficiency in that it could adversely affect our ability to record the financial information in accordance with generally accepted accounting principles. An adjustment to this matter has been made and is reflected in our consolidated financial statements for fiscal 2007 contained in this Form 10-K. As of the filing of this report, we have updated our procedures for review of software contracts with multiple delivery elements and we will continue to increase the skill and experience level of senior management. In addition, we are developing definitive procedures for the detailed documentation and reconciliations supporting the revenue relating to software contracts with multiple delivery elements, including appropriate review and approval.

Results of Operations

The following table sets forth, for the periods indicated, certain consolidated statement of operations data for our company by business segment:

	Three Months Ended October 31,		Twelve Months Ended October 31,
	2007	2006	2007	2006
Net Revenue:
Bingo systems	$11,141	$11,979	$47,114	$49,289
Video lottery terminal	5,599	-	11,691	-
	$16,740	$11,979	$58,805	$49,289
Net Cost of Revenue:
Bingo systems	$4,283	$5,209	$19,683	$19,929
Video lottery terminal	3,343	-	6,859	-
	$7,626	$5,209	$26,542	$19,929
Net Income:
Bingo systems	$(536)	$1,036	$1,633	$4,383
Video lottery terminal	1,849	-	3,038	-
	$1,313	$1,036	$4,671	$4,383

The following table sets forth, for the periods indicated, certain consolidated statement of operations data for our company both including Summit Gaming’s results of operation for fiscal 2007 and excluding Summit Gaming’s results of operation for fiscal 2007 for comparative purposes to prior year periods. Gametech’s standalone results of operation for fiscal 2007 include the amortization of Summit Gaming’s identifiable intangible assets and interest expense related to the acquisition of Summit Gaming which were $660,000 and $2,217,000, respectively, in fiscal 2007.

	Including Summit Gaming	Twelve Months Ended October 31, (in thousands) Excluding Summit Gaming
Statements of Operations Data:	2007	2007	2006	2005
Net revenue	$58,805	$47,114	$49,289	$49,651
Cost of revenue	26,542	19,683	19,929	20,304
Gross profit	32,263	27,431	29,360	29,347
Operating expenses:
General and administrative	9,538	8,580	8,303	11,406
Sales and marketing	10,519	10,027	11,041	11,952
Research and development	3,865	2,837	2,885	4,058
Loss contingencies	124	124	133	137
Gain on sale of assets	(656)	—	—	—
Total operating expenses	23,390	21,568	22,362	27,553
Income (loss) from operations	8,873	5,863	6,998	1,794
Interest and other income (expense), net	(1,535)	(1,563)	346	76
Income (loss) before income taxes	7,338	4,300	7,344	1,870
Provision for (benefit from) income taxes	2,667	2,667	2,961	534
Net Income (loss)	$4,671	$1,633	$4,383	$1,336

The following table sets forth, for the periods indicated, certain consolidated statement of operations data for our company expressed as a percentage of revenue:

	Years Ended October 31,
	2007	2006	2005
Statements of Operations Data:
Net revenue	100.0%	100.0%	100.0%
Cost of revenue	45.1	40.4	40.9
Gross profit	54.9	59.6	59.1
Operating expenses:
General and administrative	16.2	16.8	23.0
Sales and marketing	17.9	22.4	24.1
Research and development	6.6	5.9	8.2
Loss contingency	0.2	0.3	0.2
Gain on sale of assets	(1.1)	—	—
Total operating expenses	39.8	45.4	55.5
Income (loss) from operations	15.1	14.2	3.6
Interest and other income, net	(2.7)	0.7	0.2
Income (loss) before provision for (benefit from) income taxes	12.4	14.9	3.8
Provision for (benefit from) income taxes	4.5	6.0	1.1
Net Income (loss)	7.9%	8.9%	2.7%

Year Ended October 31, 2007 Compared with Year Ended October 31, 2006

Revenue. Revenue for fiscal 2007 increased $9.5 million, or 19.3%, to $58.8 million compared to revenue of $49.3 million in fiscal 2006. The increase in revenue for fiscal 2007 is primarily a result of the acquisition of Summit Gaming which contributed $11.7 million in revenue in fiscal 2007. Our bingo business revenue declined $2.2 million in fiscal 2007 which was caused by several factors including increased regional competition and pricing pressures, continued migration of commercial accounts to more profitable slot machine style gaming over bingo, hall closures and the elimination of certain unprofitable accounts. These unfavorable changes were offset in part by increased revenue in Michigan, Louisiana, Oklahoma and other key states, increased expansion in the United Kingdom, and the continued popularity and rollout of our Tracker and Traveler terminals.

Cost of Revenue. Cost of revenue increased $6.6 million or 33.2%, to $26.5 million for fiscal 2007 compared to $19.9 million for fiscal 2006 primarily as a result of the acquisition of Summit Gaming. Cost of revenue as a percentage of revenue for fiscal 2007 was 45.1% compared to 40.4% for fiscal 2006. Key components of our bingo cost of revenue include, among other items, expenses associated with technical and operational support of the bingo systems within bingo halls, depreciation and amortization of bingo terminals, repair, refurbishment, and disposals of bingo terminals and related support equipment, and excess or obsolescence allowance. Bingo equipment depreciation and amortization of related bingo intangibles for fiscal 2007 increased by approximately $697,000 over fiscal 2006, primarily because of the rollout of new bingo equipment including our Tracker and Traveler terminals. Additionally, overall expense for refurbishments, disposals, and obsolescence of bingo equipment declined $760,000 from fiscal 2006. Key components of our VLT cost of revenue include, among other items, expenses associated with the technical and operational support of our gaming machines placed in service and the cost of equipment and parts sold.

General and Administrative. General and administrative expenses increased $1.2 million or 14.9%, to $9.5 million for fiscal 2007 compared to $8.3 million for fiscal 2006. General and administrative costs as a percentage of revenue for fiscal 2007 were 16.2% compared to 16.8% for fiscal 2006. Summit Gaming’s contribution to general and administrative expenses totaled $958,000 in fiscal 2007. Additionally, the amortization of the identifiable intangible assets acquired in the purchase of Summit Gaming amounted to $660,000 in 2007. Prior to fiscal fourth quarter 2007, this expense had been presented as an element of GameTech’s cost of revenue and is now being recorded on the financial results of GameTech as general and administrative expenses. Helping to offset the increase in general and administrative expenses was a reduction of $489,000 in legal and licensing expenses, as well as a $261,000 reduction in compensation expense related to the reversal of stock option expense related to the departure of certain key executives.

Sales and Marketing. Sales and marketing expenses decreased $522,000, or 4.7%, to $10.5 million for fiscal 2007 compared to $11.0 million for fiscal 2006. Sales and marketing costs as a percentage of revenue for fiscal 2007 were 17.9% compared to 22.4% for fiscal 2006. Sales and marketing includes distributor commissions and personnel, travel, promotional, and support costs for our internal sales force. Distributor commissions decreased $467,000 to $6.7 million or 11.2% of consolidated revenue for fiscal 2007 compared to 14.5% of revenue for fiscal 2006.

Research and Development. Research and development expenses increased $980,000 or 34.0% to $3.9 million for fiscal 2007 compared to $2.9 million for fiscal 2006. Research and development costs as a percentage of revenue for fiscal 2007 were 6.6% compared to 5.9% for fiscal 2006. The increase in research and development costs are related to the inclusion of Summit Gaming research and development expenses.

During fiscal 2007 and fiscal 2006 we capitalized internally developed software costs of approximately $0 and $88,000, respectively, consisting of payroll related costs from our research and development and software quality assurance functions that meets technological feasibility and recoverability tests in accordance with FASB Statement No. 86.

Loss Contingencies. Loss contingencies decreased $9,000, or 6.8% to $124,000 for fiscal year 2007 compared to $133,000 for fiscal 2006. Loss contingencies for 2007 and 2006 consisted of interest accrued on a legal judgment; however, effective June 30, 2007 the accrual of interest ceased in connection with the reversal of the Trend lawsuit.

Provision for Income Taxes. Our effective income tax rate was approximately 36.3% and 40.3% for the fiscal years ended October 31, 2007 and 2006, respectively. The change in effective tax rate reflects lower nondeductible expenses for income tax purposes and an increase in a Section 199 tax deduction.

Net Interest Expense. Net interest expense increased $2.1 million for fiscal 2007 compared to fiscal 2006 when the Company recorded net interest income of $325,000. The increase was driven by the interest expense related to the financing used to acquire Summit Gaming. The outstanding balance due on the loans as of October 31, 2007 was approximately $29.4 million, consisting of a $22.0 million balance on a term loan facility and $7.4 million balance on a revolving loan facility. The weighted average interest rate was 9.4% as of October 31, 2007. Partially offsetting the interest expense is interest income earned from excess cash on hand.

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

Liquidity and Capital Resources

Operating activities provided $14.8 million of cash during fiscal 2007 compared to $14.5 million during fiscal 2006. The $14.8 million consisted primarily of net income of $4.7 million, adjusted positively by $11.7 million for depreciation, amortization, obsolescence, and loss on disposal of bingo terminals and related equipment provisions, release of restricted cash of $4.5 million, and a net use of funds of $6.1 million from changes in other operating assets and liabilities and other items, primarily related to the post acquisition activity related to Summit Gaming. During fiscal 2006, the $14.5 million consisted primarily of net income of $4.4 million, adjusted positively by $11.0 million for depreciation, amortization, obsolescence, and loss on disposal of bingo terminals and related equipment provisions, and a net use of funds of $0.9 million from changes in other operating assets and liabilities and other items.

We used approximately $46.1 million of cash in investing activities during fiscal 2007 compared to $18.7 million of cash used during fiscal 2006. The $46.0 million consisted of $41.4 million of expenditures for the acquisition of the assets of Summit Gaming, $6.2 million of capital expenditures and $1.5 million in proceeds from the sale of assets. During fiscal 2006, the $18.7 million consisted of $11.5 million of capital expenditures ($11.4 million of which was expended on bingo terminals and associated support equipment), an increase in short-term investments of $6.7 million, and $0.3 million of expenditures for the acquisition of Summit Gaming.

Financing activities provided $29.5 million during fiscal 2007 compared to the cash provided of $3.2 million during fiscal 2006. The $29.5 million provided during fiscal 2007 included the issuance of $38.9 million in long-term debt offset by the subsequent repayment of long term debt consisting of $8.0 million to the term loan and $1.5 million to the revolver loan. The $3.2 million provided during fiscal 2006 was from proceeds from stock option exercises of $2.5 million and $0.7 million from the tax benefit from stock options exercised.

As of October 31, 2007, we had cash, cash equivalents, and unrestricted short-term investments of approximately $11.4 million.

In March 2007, we acquired substantially all of the assets of Summit Gaming for $41.7 million in cash. The acquisition of Summit Gaming was financed primarily by a credit facility consisting of a term loan of $30.0 million and a revolving line of credit with a limit of $10.0 million. In October 2007, the court decision in our favor on the Trend lawsuit allowed for access to the funds that were restricted pending the outcome of the lawsuit. In accordance with the financing agreement with our lender, those proceeds of approximately $4.5 million were used to pay down the term loan facility. Another $5.0 million of excess cash from operations were also used in October 2007 to pay down $3.5 million towards the term loan facility and $1.5 million towards the revolver facility. We incurred a pre-payment penalty of $80,000 on the pre-payment of the term loan facility.

As of October 31, 2007, the interest rate on our term loan was 9.75% and on our revolving credit facility was 8.50%. We incurred interest expense of $2.3 million for the fiscal year ended October 31, 2007 compared to minimal interest expense for 2006. As a result of the debt incurred in March 2007 to finance the Summit Gaming acquisition, we expect our interest expense to remain high in future periods.

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

We believe that cash flows from operations and cash, cash equivalents, short-term investments and amounts available under our revolving credit facility will be sufficient to support our operations, provide for budgeted capital expenditures, and meet liquidity requirements through the remainder of fiscal 2008. Our long-term liquidity requirements will depend on many factors, including the rate at which we expand our business and whether we do so internally or through acquisitions. In addition, we may pursue strategic opportunities that could require us to fund our portion of operating expenses of such ventures and may require us to advance additional amounts should any partners in such ventures be unable to meet unanticipated capital requirements or similar funding events. To the extent that the funds generated from the sources described above are insufficient to fund our activities in the long term, we may be required to raise additional funds through public or private financing. No assurance can be given that the additional financing will be available or that, if it is available, it will be on terms acceptable to us.

On September 4, 2007 the Company announced that the Board of Directors authorized expending up to $5.0 million in a share repurchase program.  The shares from the new $5.0 million authorization are expected to be acquired through open market transactions over a period of up to the next 12 months.  The actual amount and timing of dollars expended and shares repurchased will be subject to business and market conditions and applicable SEC rules. We plan to use excess operating cash to fund this share repurchase program. A related party to the Company is acting as the Company’s agent in conducting this stock repurchase program, and through January 4, 2008, the Company had repurchased 281,906 shares under this stock repurchase program at a total cost of approximately $2.0 million.

Contractual Obligations

The following table presents information on contractual obligations held as of October 31, 2007:

	Payments Due by Period
	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years
Term Loan Facility	$22,000	$4,400	$8,800	$8,800	$—
Revolver Loan Facility	7,445	—	—	7,445	—
Operating Leases	2,246	853	1,393	—	—
Other Long Term Obligations	210	30	72	36	72
Total Contractual Cash Obligations	$31,901	$5,283	$10,265	$16,281	$72

Purchase Commitments

From time to time, we enter into commitments with our vendors to purchase VLT parts, bingo terminals and support equipment at fixed prices and/or guaranteed quantities. During the fiscal year ended October 31, 2006, we entered into seven agreements with the same vendor to provide an additional $5.4 million in Traveler terminals and $1.1 million in Tracker parts. As of July 31, 2007, we had fulfilled all these purchase commitments. During the fiscal year ending October 31, 2007, we entered into various additional agreements for component parts for VLTs, Tracker and Traveler as well as component parts for the GameTech Mini ™. As of October 31, 2007, approximately $2.9 million of these commitments were outstanding. All purchases are expected to occur by the end of the third quarter in fiscal 2008.

Off Balance Sheet Arrangements

None.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

As described in Note 8 to our Consolidated Financial Statements, as of October 31, 2007, we maintained an investment portfolio of approximately $7.8 million in investment grade corporate issues, and in investment grade auction rate securities. The values of these investments are subject to changes in interest rates. However, because these investments are short-term and are generally allowed to mature, we do not believe that any risk inherent in our portfolio is likely to have a material effect on expected cash flows. We monitor these investments for impairment and make appropriate reductions in carrying value when necessary.

On March 28, 2007, we entered into a credit facility which consists of a term note for $30 million and a revolving line of credit in the amount of $10 million relating to the acquisition of Summit Gaming. Additional information about our credit facility is contained in Note 4 (Credit Agreement) to our consolidated financial statements included herein.

Our exposure to changes in interest rates relates primarily to our portfolio of investments and interest payable on our credit facility. The primary objective of our investment portfolio is to preserve principal while maximizing yields. This is accomplished by maintaining a well-diversified portfolio of high-quality investment-grade securities, all of which have an effective maturity within the next twelve months. A hypothetical 50-basis-point increase in interest rates at October 31, 2007 would have had an immaterial impact on the fair value of our portfolio. Annual interest income would have increased by approximately $39,000 given a hypothetical 50-basis-point increase in interest rates.

Because the interest rate on the credit facility is variable, our cash flow may be affected by increases in interest rates, in that we would be required to pay more interest in the event that interest rates increase. Assuming the $29.4 million balance outstanding as of October 31, 2007 and the actual blended average rate of interest rate of 9.43%, our monthly interest payment, if the rate stayed constant, would be $231,487. If the prime rate increased 375 basis points to 11.25%, which assumes an unusually large increase, our monthly payment would be $311,235. A more likely increase of 1.0% or 2.0% would result in a monthly payment of $243,756 or $268,294, respectively.

Item 8.	Financial Statements and Supplementary Data

The consolidated financial statements and supplementary data are as set forth in the “Index To Consolidated Financial Statements” on page F-1.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We have evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures as of October 31, 2007. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective as of October 31, 2007 to ensure that the information required to be disclosed by us in the reports we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, including that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Internal Control over Financial Reporting

Management’s Report on Internal Control Over Financial Reporting

Internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) refers to the process designed by, or under the supervision of, our CEO and CFO, and effected by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Management is responsible for establishing and maintaining adequate internal control over our financial reporting.

In accordance with the SEC’s published guidance, our assessment of internal control over financial reporting excludes our Summit Gaming division, which we acquired on March 28, 2007. Our Summit Gaming division represents approximately 11% and 20% of our total assets and liabilities as of October 31, 2007, respectively, and approximately 20% of our net revenue from continuing operations for the year ended October 31, 2007.

We have evaluated the effectiveness of our internal control over financial reporting as of October 31, 2007. This evaluation was performed using the Internal Control — Integrated Framework developed by the Committee of Sponsoring Organizations of the Treadway Commission. Based on such evaluation, management has concluded that, as of such date, our internal control over financial reporting was effective. The attestation report issued by Grant Thornton, LLP on our internal control over financial reporting is included elsewhere in this report.

Changes in Internal Control Over Financial Reporting

As a part of our normal operations, we update our internal controls as necessary to accommodate any modifications to our business processes or accounting procedures. No change occurred during the most recent fiscal quarter that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting, except as indicated below.

Accounting for Income Taxes and Other Matters

In connection with the evaluation described above, in fiscal 2005 and fiscal 2006 our Chief Executive Officer and our Chief Financial Officer concluded that there was a material weakness and significant deficiency, respectively, in our accounting for income taxes. In preparing our tax provision for fiscal years 2005 and 2006, we identified certain adjustments to our tax liability accounts and related income tax provision. All adjustments to correct these matters have been reflected in our consolidated financial statements as of and for the fiscal years ended October 31, 2005 and 2006.

We have taken corrective action that as of October 31, 2007 remediated this control issue. Our remediation efforts have included engaging an independent public accounting firm to assist in the tax reconciliation and evaluation process, and increasing the skill and experience level of senior management. In addition, we have developed definitive procedures for the detailed documentation and reconciliations supporting the income taxes payable, deferred income tax and tax provision balances and amounts, including the appropriate review and approval of related journal entries.

Accounting for Revenue Recognition Related to Software Contracts with Multiple Delivery Elements.

In connection with the evaluation described above, our Chief Executive Officer and our Chief Financial Officer have concluded that there was a significant deficiency in our accounting for revenue related to software contracts with multiple delivery elements. In preparing our financial statements for fiscal year 2007, we identified an adjustment to our revenue with respect to two invoices related to a single non-standard arrangement involving multiple delivery elements with a customer in our Summit Gaming division. This deficiency constituted a significant deficiency in that it could adversely affect our ability to record the financial information in accordance with generally accepted accounting principles. An adjustment to correct this matter has been made and is reflected in our consolidated financial statements for fiscal 2007 and is contained in this Form 10-K.

As of the filing of this report, we have updated our procedures for review of software contracts with multiple delivery elements and we will continue to increase the skill and experience level of senior management. In addition, we are developing definitive procedures for the detailed documentation and reconciliations supporting the revenue relating to software contracts with multiple delivery elements, including appropriate review and approval

Item 9B.	Other Information

Not applicable.

PART III

Item 10.	Directors and Executive Officers of the Registrant

The information required by this item is incorporated by reference to the definitive proxy statement to be filed pursuant to Regulation 14A of the Exchange Act for our 2008 Annual Meeting of Stockholders.

Item 11.	Executive Compensation

The information required by this item is incorporated by reference to the definitive proxy statement to be filed pursuant to Regulation 14A of the Exchange Act for our 2008 Annual Meeting of Stockholders.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item is incorporated by reference to the definitive proxy statement to be filed pursuant to Regulation 14A of the Exchange Act for our 2008 Annual Meeting of Stockholders.

Item 13.	Certain Relationships and Related Transactions

The information required by this item is incorporated by reference to the definitive proxy statement to be filed pursuant to Regulation 14A of the Exchange Act for our 2008 Annual Meeting of Stockholders.

Item 14.	Principal Accountants Fees and Services

The information required by this item is incorporated by reference to the definitive proxy statement to be filed pursuant to Regulation 14A of the Exchange Act for our 2008 Annual Meeting of Stockholders.

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

(b)  Exhibits

Exhibit Number	Description of Exhibit

2.1	Asset Purchase Agreement dated August 30, 2006 between GameTech International, Inc. and Summit Amusement & Distributing Ltd. (13)

3.1	Certificate of Incorporation of the Registrant, as amended (1)

3.2	Certificate of Designation of Series A Junior Participating Preferred Stock of the Registrant (6)

3.3	Second Amended and Restated Bylaws of the Registrant (7)

4.1	GameTech International, Inc. Registration Rights Agreement (2)

4.2	Rights Agreement, dated as of March 7, 2003, between GameTech International, Inc. and Mellon Investor Services, LLC, as rights agent (5)

4.3	Specimen Common Stock Certificate (6)

10.1	GameTech International, Inc. 1997 Incentive Stock Plan (1)

10.2	GameTech International, Inc. 2001 Restricted Stock Plan (3)

10.3	Amended and Restated 1997 Incentive Stock Plan (10)

10.4	Form of Restricted Stock Agreement (10)

10.5	Form of Stock Option Agreement (10)

10.6	Form of Stock Unit Award Agreement (10)

10.7	Letter of agreement by and between the Registrant and Donald Tateishi dated June 26, 2007 (8)

10.8	Release and Severance Agreement by and between the Registrant and James C. Wilson, dated as of August 25, 2006 (14)

10.9	Letter of Agreement by and between the Registrant and Nick Greenwood date as of July 23, 2007 (9)

10.10	Letter Agreement by and between the Registrant and John McCafferty, dated as of May 22, 2006 (12)

10.11	Release Agreement by and between the Registrant and John McCafferty, dated as of April 2, 2007 (16)

10.12	Letter Agreement by and between the Registrant and Tracy Pearson, dated as of October 31, 2006 (15)

10.13	Lease Agreement dated November 18, 1999 between the Registrant and Cypress Corporate Services, including addendum to lease and first amendment dated April 17, 2000 (4)

10.14	Credit Agreement, dated April 3, 2006, by and between the Registrant and Wells Fargo Bank, National Association (11)

10.15	Revolving Line of Credit Note, dated April 3, 2006 in favor of Wells Fargo Bank, National Association (11)

10.16	Financing Agreement, dated as of March 28, 2007 by and between GameTech International, Inc. and the lenders names therein, and Ableco Finance, LLC, as collateral and administrative agent. (17)

10.17	Amendment Number One to Financing Agreement, dated effective August 24, 2007. (18)

10.18	Amendment Number Two to Financing Agreement, dated effective October 3, 2007. (19)

21	List of Subsidiaries

23.1	Consent of Grant Thornton LLP, Independent Registered Public Accounting Firm

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated by the Securities Exchange Act of 1934, as amended

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated by the Securities Exchange Act of 1934, as amended

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference to Exhibits 2.1 and 10.1 to the Registrant’s Registration Statement on Form S-1 (Registration No. 333-34967) as filed with the Commission on or about September 4, 1997.

(2)
Incorporated by reference to Exhibit 4.1 to Amendment No. 1 to the Registrant’s Registration Statement on Form S-1 (Registration No. 333-34967) as filed with the Commission on or about October 17, 1997.

(3)	Incorporated by reference to Exhibit 10.1 to the Registrant’s Registration Statement on Form S-8 (Registration No. 333-72886) as filed with the Commission on or about November 7, 2001.

(4)
Incorporated by reference to Exhibit 10.16 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended October 31, 2001 as filed with the Commission on or about January 29, 2002, Commission File No. 000-23401.

(5)	Incorporated by reference to Exhibit 4.3 to the Registrant’s Current Report on Form 8-K dated March 7, 2003 as filed with the Commission on or about March 10, 2003, Commission File No. 000-23401.

(6)
Incorporated by reference to Exhibits 3.3 and 4.4 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended January 31, 2003 as filed with the Commission on or about March 17, 2003, Commission File No. 000-23401.

(7)	Incorporated by reference to Exhibit 3.4 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended January 31, 2004, as filed with the Commission on or about March 16, 2004.

(8)	Incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended July 31, 2007 as filed with the Commission on or about September 17, 2007.

(9)	Incorporated by reference to Exhibits 10.4 to the Registrant’s Quarterly Report on Form 10-Q dated June 30, 2007 as filed with the Commission on or about July 17, 2007.

(10)	Incorporated by reference to Exhibits 10.34(a), (b), (c) and (d) to the Registrant's Current Report on Form 8-K dated March 28, 2006 as filed with the Commission on or about April 3, 2006.

(11)
Incorporated by reference to Exhibits 10.35 and 10.36 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended April 30, 2006 as filed with the Commission on or about June 14, 2006.

(12)	Incorporated by reference to Exhibits 10.37 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended April 30, 2006 as filed with the Commission on or about June 14, 2006.

(13)	Incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K dated August 30, 2006 as filed with the Commission on or about August 31, 2006.

(14)	Incorporated by reference to Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended July 31, 2006 as filed with the Commission on or about September 14, 2006.

(15)	Incorporated by reference to Exhibit 10.13 to the Registrant’s annual Report on Form 10-K for the period ended October 31, 2006 as filed with the Commission on or about January 29, 2007.

(16)	Incorporated by reference to Item 5.02(b) to the Registrant’s Current Report on Form 8-K dated April 2, 2007 as filed with the Commission on or about April 4, 2007.

(17)	Incorporated by reference to Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended April 30, 2007 as filed with the Commission on or about June 14, 2007.

(18)	Incorporated by reference to Exhibit 10.2 to the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended July 31, 2007 as filed with the Commission on or about September 17, 2007.

(19)	Incorporated by reference to Exhibit 99.1 to the Registrant's Current Report on Form 8-K dated October 3, 2007, as filed with the Commission on or about October 4, 2007.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GAMETECH INTERNATIONAL, INC.

By:	/s/ JAY M. MEILSTRUP
Jay M. Meilstrup
President, Chief Executive Officer, and Director (Principal Executive Officer)

Dated: January 21, 2008

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s / RICHARD T. FEDOR	Executive Chairman of the Board of Directors	January 21, 2008
Richard T. Fedor

/s/ JAY M. MEILSTRUP	President, Chief Executive Officer and Director	January 21, 2008
Jay M. Meilstrup	(Principal Executive Officer )

/s/ DONALD N. TATEISHI	Chief Financial Officer, Treasurer, and Secretary	January 21, 2008
Donald N. Tateishi	(Principal Financial Officer and Principal Accounting Officer)

/s / RICHARD H. IRVINE	Director	January 21, 2008
Richard H. Irvine

/s/ SCOTT H. SHACKELTON	Director	January 21, 2008
Scott H. Shackelton

/s/ DONALD K. WHITAKER	Director	January 21, 2008
Donald K. Whitaker

EXHIBIT INDEX

Exhibit Number	Description of Exhibit

2.1	Asset Purchase Agreement dated August 30, 2006 between GameTech International, Inc. and Summit Amusement & Distributing Ltd. (13)

3.1	Certificate of Incorporation of the Registrant, as amended (1)

3.2	Certificate of Designation of Series A Junior Participating Preferred Stock of the Registrant (6)

3.3	Second Amended and Restated Bylaws of the Registrant (7)

4.1	GameTech International, Inc. Registration Rights Agreement (2)

4.2	Rights Agreement, dated as of March 7, 2003, between GameTech International, Inc. and Mellon Investor Services, LLC, as rights agent (5)

4.3	Specimen Common Stock Certificate (6)

10.1	GameTech International, Inc. 1997 Incentive Stock Plan (1)

10.2	GameTech International, Inc. 2001 Restricted Stock Plan (3)

10.3	Amended and Restated 1997 Incentive Stock Plan (10)

10.4	Form of Restricted Stock Agreement (10)

10.5	Form of Stock Option Agreement (10)

10.6	Form of Stock Unit Award Agreement (10)

10.7	Letter of agreement by and between the Registrant and Donald Tateishi dated June 26, 2007 (8)

10.8	Release and Severance Agreement by and between the Registrant and James C. Wilson, dated as of August 25, 2006 (14)

10.9	Letter of Agreement by and between the Registrant and Nick Greenwood date as of July 23, 2007 (9)

10.10	Letter Agreement by and between the Registrant and John McCafferty, dated as of May 22, 2006 (12)

10.11	Release Agreement by and between the Registrant and John McCafferty, dated as of April 2, 2007 (16)

10.12	Letter Agreement by and between the Registrant and Tracy Pearson, dated as of October 31, 2006 (15)

10.13	Lease Agreement dated November 18, 1999 between the Registrant and Cypress Corporate Services, including addendum to lease and first amendment dated April 17, 2000 (4)

10.14	Credit Agreement, dated April 3, 2006, by and between the Registrant and Wells Fargo Bank, National Association (11)

10.15	Revolving Line of Credit Note, dated April 3, 2006 in favor of Wells Fargo Bank, National Association (11)

10.16	Financing Agreement, dated as of March 28, 2007 by and between GameTech International, Inc. and the lenders names therein, and Ableco Finance, LLC, as collateral and administrative agent. (17)

10.17	Amendment Number One to Financing Agreement, dated effective August 24, 2007. (18)

10.18	Amendment Number Two to Financing Agreement, dated effective October 3, 2007. (19)

21	List of Subsidiaries

23.1	Consent of Grant Thornton LLP, Independent Registered Public Accounting Firm

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated by the Securities Exchange Act of 1934, as amended

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated by the Securities Exchange Act of 1934, as amended

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference to Exhibits 2.1 and 10.1 to the Registrant’s Registration Statement on Form S-1 (Registration No. 333-34967) as filed with the Commission on or about September 4, 1997.

(2)
Incorporated by reference to Exhibit 4.1 to Amendment No. 1 to the Registrant’s Registration Statement on Form S-1 (Registration No. 333-34967) as filed with the Commission on or about October 17, 1997.

(3)	Incorporated by reference to Exhibit 10.1 to the Registrant’s Registration Statement on Form S-8 (Registration No. 333-72886) as filed with the Commission on or about November 7, 2001.

(4)
Incorporated by reference to Exhibit 10.16 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended October 31, 2001 as filed with the Commission on or about January 29, 2002, Commission File No. 000-23401.

(5)	Incorporated by reference to Exhibit 4.3 to the Registrant’s Current Report on Form 8-K dated March 7, 2003 as filed with the Commission on or about March 10, 2003, Commission File No. 000-23401.

(6)
Incorporated by reference to Exhibits 3.3 and 4.4 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended January 31, 2003 as filed with the Commission on or about March 17, 2003, Commission File No. 000-23401.

(7)	Incorporated by reference to Exhibit 3.4 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended January 31, 2004, as filed with the Commission on or about March 16, 2004.

(8)	Incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended July 31, 2007 as filed with the Commission on or about September 17, 2007.

(9)	Incorporated by reference to Exhibits 10.4 to the Registrant’s Quarterly Report on Form 10-Q dated June 30, 2007 as filed with the Commission on or about July 17, 2007.

(10)	Incorporated by reference to Exhibits 10.34(a), (b), (c) and (d) to the Registrant's Current Report on Form 8-K dated March 28, 2006 as filed with the Commission on or about April 3, 2006.

(11)
Incorporated by reference to Exhibits 10.35 and 10.36 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended April 30, 2006 as filed with the Commission on or about June 14, 2006.

(12)	Incorporated by reference to Exhibits 10.37 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended April 30, 2006 as filed with the Commission on or about June 14, 2006.

(13)	Incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K dated August 30, 2006 as filed with the Commission on or about August 31, 2006.

(14)	Incorporated by reference to Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended July 31, 2006 as filed with the Commission on or about September 14, 2006.

(15)	Incorporated by reference to Exhibit 10.13 to the Registrant’s annual Report on Form 10-K for the period ended October 31, 2006 as filed with the Commission on or about January 29, 2007.

(16)	Incorporated by reference to Item 5.02(b) to the Registrant’s Current Report on Form 8-K dated April 2, 2007 as filed with the Commission on or about April 4, 2007.

(17)	Incorporated by reference to Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended April 30, 2007 as filed with the Commission on or about June 14, 2007.

(18)	Incorporated by reference to Exhibit 10.2 to the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended July 31, 2007 as filed with the Commission on or about September 17, 2007.

(19)	Incorporated by reference to Exhibit 99.1 to the Registrant's Current Report on Form 8-K dated October 3, 2007, as filed with the Commission on or about October 4, 2007.

GameTech International, Inc.

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders
GameTech International, Inc.

We have audited the accompanying balance sheets of GameTech International, Inc. as of October 31, 2007 and 2006, and the related statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended October 31, 2007. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of GameTech International, Inc. as of October 31, 2007 and 2006, and the results of its operations and its cash flows for each of the three years in the period ended October 31, 2007 in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of GameTech International, Inc.’s internal control over financial reporting as of October 31, 2007, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated January 21, 2008 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/S/ GRANT THORNTON LLP

Reno, Nevada
January 21, 2008

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders

GameTech International, Inc.

We have audited GameTech International, Inc.’s (a Delaware Corporation) internal control over financial reporting as of October 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). GameTech International Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on GameTech International, Inc.’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, GameTech International, Inc. maintained, in all material respects, effective internal control over financial reporting as of October 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of GameTech International, Inc. and it’s subsidiaries as of October 31, 2007 and 2006, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended October 31, 2007 and our report dated January 21, 2008 expressed an unqualified opinion.

We do not express an opinion or any other form of assurance on controls over the Company’s Summit business segment purchased on March 28, 2007.

/S/ GRANT THORNTON LLP

Reno, Nevada
January 21, 2008

GAMETECH INTERNATIONAL, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)

	October 31,
	2007	2006
ASSETS:
Current assets:
Cash and cash equivalents	$3,630	$5,411
Short-term investments	7,763	7,408
Accounts receivable, net of allowances of $2,429 in 2007 and $2,230 in 2006	8,585	3,734
Inventory	4,298	—
Deposits	14	17
Refundable income taxes	76	64
Restricted short-term investments	—	4,515
Prepaid expenses and other current assets	818	377
Deferred income taxes	2,651	2,458
Total current assets	27,835	23,984
Bingo equipment, furniture and other equipment, net	19,902	22,868
Goodwill, net	37,519	10,184
Intangibles, less accumulated amortization of $4,634 in 2007 and $4,071 in 2006	7,766	1,217
Restricted cash	502	483
Deferred income taxes, long term	226	176
Other assets	132	302
Total assets	$93,882	$59,214
LIABILITIES AND STOCKHOLDERS' EQUITY:
Current liabilities:
Accounts payable	$2,094	$1,819
Accrued payroll and related obligations	1,074	980
Accrued loss contingencies	—	3,898
Income taxes payable	126	294
Current portion of long-term debt	4,400	—
Other accrued liabilities	2,292	1,581
Total current liabilities	13,882	8,572
Non-current employment obligations	98	160
Note payable	154	—
Deferred income taxes	224	648

Long term obligations net of current portion	25,045	—

Commitments and contingencies	—	—
Stockholders' equity:
Common stock: $0.001 par value; 40,000,000 shares authorized; 14,472,732 shares issued in 2007 and 14,371,547 issued in 2006	14	14
Additional paid in capital	51,355	50,881
Retained earnings	11,706	7,035
Treasury stock, at cost. 1,855,325 shares in 2007 and 2006	(8,096)	(8,096)
Related Party Receivable	(500)	—
Total stockholders' equity	54,479	49,834
Total liabilities and stockholders' equity	$93,882	$59,214

The accompanying notes are an integral part of these consolidated financial statements.

GAMETECH INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)

	Year ended October 31,
	2007	2006	2005
Net revenue	$58,805	$49,289	$49,651
Cost of revenue	26,542	19,929	20,304
Gross profit	32,263	29,360	29,347
Operating expenses:
General and administrative	9,538	8,303	11,406
Sales and marketing	10,519	11,041	11,952
Research and development	3,865	2,885	4,058
Loss contingencies	124	133	137
Gain on sale of assets	(656)	—	—
Total operating expenses	23,390	22,362	27,553
Income from operations	8,873	6,998	1,794
Interest and other income (expense), net	(1,535)	346	76
Income before income taxes	7,338	7,344	1,870
Provision for income taxes	2,667	2,961	534
Net income	$4,671	$4,383	$1,336
Net income per share:
Basic	$0.37	$0.36	$0.11
Diluted	$0.36	$0.34	$0.11
Shares used in calculating net income per share:
Basic	12,566	12,181	11,868
Diluted	12,991	12,757	11,960

Dividends declared per share	$0.00	$0.00	$0.03

The accompanying notes are an integral part of these consolidated financial statements.

GAMETECH INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(In thousands, except share amounts)

	Common Stock		Capital in excess of par	Retained	Treasury Stock		Related Party
	Shares	Amount	value	Earnings	Shares	Amount	Receivable	Total
Balances at October 31, 2004	13,700,339	$14	$47,081	$1,671	1,855,325	$(8,096)	$—	$40,670
Issuance of common stock upon exercise of stock options	40,200	—	135	—	—	—	—	135
Stock based compensation	—	—	103	—	—	—	—	103
Net income	—	—	—	1,336	—	—	—	1,336
Dividends paid	—	—	—	(355)	—	—	—	(355)
Balances at October 31, 2005	13,740,539	14	47,319	2,652	1,855,325	(8,096)	—	41,889
Issuance of common stock upon exercise of stock options	630,999	—	2,518	—	—	—	—	2,518
Issuance of common stock to employee	9	—	—	—	—	—	—	—
Stock based compensation	—	—	330	—	—	—	—	330
Tax benefit of stock option exercises	—	—	714	—	—	—	—	714
Net income	—	—	—	4,383	—	—	—	4,383
Balances at October 31, 2006	14,371,547	14	50,881	7,035	1,855,325	(8,096)	—	49,834
Issuance of common stock upon exercise of stock options	101,185	—	350	—	—	—	—	350
Stock based compensation	—	—	(128)	—	—	—	—	(128)
Tax benefit of stock option exercises	—	—	252	—	—	—	—	252
Related Party Receivable	—	—	—	—	—	—	(500)	(500)
Net income	—	—	—	4,671	—	—	—	4,671
Balances at October 31, 2007	14,472,732	$14	$51,355	$11,706	1,855,325	$(8,096)	$(500)	$54,479

The accompanying notes are an integral part of these consolidated financial statements.

GAMETECH INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended October 31,
	2007	2006	2005
Cash flows from operating activities:
Net income	$4,671	$4,383	$1,336
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	11,544	10,317	11,427
Obsolescence and loss on disposal of bingo terminals and related equipment	175	681	493
Loss on disposal of furniture and other equipment	65	12	35
Loss on disposal of intangible assets	—	—	35
Issuance of note receivable for sale of inventory	(247)	—	—
Gain on sale of participation equipment	(656)	—	—
Stock compensation expense	(124)	330	103
Deferred income taxes	(667)	(696)	379
Accrued loss contingencies	124	133	137
Accrued interest on short-term investments	(365)	(187)	(36)
Accrued interest on restricted cash	(19)	(33)	—
Other changes in operating assets and liabilities:
Accounts receivable, net	(2,206)	(161)	(89)
Deposits	3	4	8
Inventory	(986)	—	—
Refundable income taxes	(13)	678	(642)
Restricted short-term investments	4,515	66	(4,581)
Prepaid expenses and other current assets	(115)	(51)	324
Accounts payable	(1,332)	(393)	(702)
Accrued payroll and related obligations	134	(355)	(206)
Other accrued liabilities	670	(479)	(332)
Income taxes payable	(294)	294	(1,214)
Non-current employment obligations	(61)	(21)	(21)
Net cash provided by operating activities	14,816	14,522	6,454

The accompanying notes are an integral part of these consolidated financial statements.

GAMETECH INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(In thousands)

	Year Ended October 31,
	2007	2006	2005
Cash flows from investing activities:
Proceeds from sale of short-term investments	18,034	24,945	2,638
Payments for purchase of short-term investments	(18,027)	(31,662)	(500)
Capital expenditures for bingo equipment, furniture and other equipment	(6,211)	(11,541)	(7,359)
Payment for the acquisition of Summit Amusement & Distributing, Ltd	(41,401)	(302)	—
Proceeds from sale of assets	1,523	—	17
Payments for acquisitions of intangible assets	—	(113)	(801)
Net cash used in investing activities	(46,082)	(18,673)	(6,005)

Cash flows from financing activities:
Proceeds from issuance of long-term obligations	38,946	—	—
Payments on long-term obligations	(9,563)	—	—
Payment of dividends	—	—	(355)
Tax benefit from stock options exercised	252	714	—
Cash paid to related party for stock repurchase	(500)	—	—
Proceeds from issuance of common stock	350	2,518	135
Net cash (used in) provided by financing activities	29,485	3,232	(220)
Net increase (decrease) in cash and cash equivalents	(1,781)	(919)	229
Cash and cash equivalents at beginning of year	5,411	6,330	6,101
Cash and cash equivalents at end of year	$3,630	$5,411	$6,330
Supplemental cash flow information:
Cash paid out in the year for:
Interest	$2,282	$10	$13
Income taxes	$2,164	$1,895	$2,051
Non-cash investing and financing activities:
Acquisition of fixed assets included in:
Accounts payable	$485	$1,517	$—
Note payable for the purchase of a patent	$250	$—	$—

The accompanying notes are an integral part of these consolidated financial statements.

GAMETECH INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
October 31, 2007, 2006 and 2005

1. Business and Summary of Significant Accounting Policies

Description of Business

GameTech International, Inc. (the "Company") was incorporated in Delaware on April 18, 1994. The Company operates two business segments: the design, development, and marketing of interactive electronic bingo systems consisting of portable and fixed-based systems under contractual arrangements with terms generally ranging from month-to-month to three years with bingo hall customers; and the design, development, manufacturing, and marketing of video lottery terminals, related software, related parts and equipment, and game content. As of October 31, 2007, the company had bingo systems in service in 38 states, one US Territory and in four foreign countries and sales of Video Lottery Terminals (“VLTs”) and related software and equipment in 15 states and one US Territory.

Consolidation Principles

The Company’s consolidated financial statements include the accounts of GameTech International, Inc. and its wholly-owned subsidiaries (“GameTech”). All significant inter-company accounts and transactions have been eliminated in consolidation.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Allowance for doubtful accounts, obsolescence, software development capitalization, impairment of goodwill and intangible assets, share-based compensation, and loss contingencies are significant estimates made by the Company. Actual results could ultimately differ from those estimates.

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

GAMETECH INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

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

GAMETECH INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

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

Video Lottery Terminals

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

Video Lottery Terminals

The Company estimates the possible losses resulting from non-payment of outstanding accounts receivables arising from the sale of video lottery terminals and related equipment. The Company’s customer base consists of casinos located in various states and Native American casinos. The Company performs ongoing evaluations of its customers and distributors for credit worthiness, economic trends, changes in customer payment terms, and historical collection experience when evaluating the adequacy of its allowance for doubtful accounts.

GAMETECH INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Inventories

Inventories at our Summit Gaming division are stated at the lower of cost or market. Our raw material is valued using the first-in, first-out method and our finished goods are valued using standard costing that approximates the first-in, first-out method. Management periodically reviews inventory balances, using recent and future expected sales to identify slow-moving or obsolete items. Inventories consist of the following at October 31:

	2007	2006	2005
Finished Goods	$1,408	$—	$—
Raw Materials	2,890	—	—
	$4,298	$—	$—

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

Advertising and Promotion Costs

Advertising and promotion costs are expensed as incurred. Such costs during fiscal years 2007, 2006, and 2005 were not material.

Research and Development Costs

Research and development costs are charged to the results of operations when incurred.

Stock Based Compensation

The Company generally grants stock options to its employees for a fixed number of shares with an exercise price equal to the fair value of the shares on the date of the grant.

Prior to November 1, 2005, the Company accounted for employee stock transactions in accordance with Accounting Principle Board (“APB”), APB Opinion No. 25, Accounting for Stock Issued to Employees. The Company adopted the pro forma disclosure requirements of SFAS No. 123, Accounting for Stock-Based Compensation. As permitted by SFAS No. 148, prior to adoption of SFAS No. 123(R), the Company accounted for stock based compensation expense under the recognition and measurement principles of APB Opinion No. 25 under which no compensation was recognized in the Company’s financial statements for the fiscal years ended October 31, 2005 and 2004. In connection with the modified prospective method, disclosures made for periods prior to the adoption of SFAS No. 123(R) do not reflect restated amounts.

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

GAMETECH INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

For the fiscal years ended October 31, 2007 and 2006 the Company recognized compensation expense (benefit) of ($128,000) and $330,000, respectively, which is included in general and administrative expenses in the accompanying Consolidated Statement of Operations. The related tax benefit (expense) was ($43,000) and $111,000 for a net cost (benefit) of ($85,000) and $219,000, respectively. For the fiscal years ended October 31, 2007 and 2006 diluted and basic earnings per share were increased by $.01 in fiscal year 2007 and reduced by $0.02 in fiscal year 2006 as a result of recognizing the share-based compensation expense, net of tax.

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

The following table presents stock-based compensation expense if the Company had applied the fair value recognition provisions of SFAS No. 123(R), as amended by SFAS No. 148, to stock-based compensation:

Year Ended October 31, 2005
(in thousands except per share amounts)
Net income as reported	$1,336
Stock-based employee compensation expense included in reported net income, net of related tax benefits	39
Stock-based employee compensation expense determined under fair value method for all awards, net of related tax effects	(1,285)
Pro forma net income	$90

Net Income per share
Basic:
As reported	$0.11
Pro forma	$0.01
Diluted:
As reported	$0.11
Pro forma	$0.01

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

GAMETECH INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

These amounts were determined using the Black-Scholes option-pricing model, which values options based on the stock price at the grant date, the expected life of the option, the estimated volatility of the stock, the expected dividend payments, and the risk-free interest rate over the expected life of the option. The assumptions used in the Black-Scholes model were as follows:

	Year ended October 31,
	2007	2006	2005
Risk-free interest rate	4.81%	5.08%	3.98%
Dividend yield	—	—	—
Volatility factor	61.6%	63.9%	64.4%
Expected life (in years)	6.4	5.5	8.0

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

No single customer comprised more than ten percent of the Company's total revenue during fiscal years 2007, 2006 and 2005. However, the Company conducts a substantial amount of its business through distributor relationships, many of which act as a collection agent.  As of October 31, 2007, there was one customer that represented 19.5% of the consolidated accounts receivable balance.

Fair Values of Financial Instruments

The carrying amounts reported in the consolidated balance sheets for cash and cash equivalents, short-term investments, accounts receivable, restricted short-term investments, accounts payable, and accrued liabilities approximate fair value. The long-term debt approximates fair value based on the Company’s ability to obtain other debt with the same terms and current maturity.

Significant Market Revenue Concentration

A significant portion of the Company’s revenue is concentrated in the Texas and Montana markets. For the fiscal year 2007, Texas represented approximately 17% of our bingo revenue and 14% of consolidated revenue compared to more than 15% of bingo revenue for fiscal years 2006 and 2005. State law requires electronic bingo devices and systems to be placed through qualified distributors. For the fiscal year 2007, the Montana market represented approximately 50% of VLT revenue and 10% of consolidated revenue.

Recent Accounting Pronouncements

In December 4, 2007, the FASB issued SFAS No. 141(R), “Business Combinations”, and SFAS No. 160, “Accounting and Reporting of Noncontrolling interest in Consolidated Financial Statements, an amendment of ARB No. 51” (SFAS No. 160). These new standards will significantly change  the financial accounting and reporting of business combination transactions and noncontrolling (or minority) interests in consolidated financial statements. The Company will be required to adopt SFAS No.141(R) and 160 on or after December 15, 2008 (2010 for the Company). The Company has not yet determined the effect, if any, that the adoption of SFAS 141(R) and 160 will have on its consolidated financial statements.

GAMETECH INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

In June 2006, FASB issued FIN No. 48, Accounting for Uncertainty in Income Taxes. FIN No. 48 is an interpretation of SFAS No. 109, Accounting for Income Taxes. FIN No. 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in an enterprise’s tax return. This interpretation also provides guidance on the derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition of tax positions. The recognition threshold and measurement attribute is part of a two-step tax position evaluation process prescribed in FIN No. 48, which is effective after the beginning of an entity’s first fiscal year that begins after December 15, 2006. The Company believes the potential impact of FIN No. 48 on its financial position, cash flows and results of operations is not material.

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

In September 2006, the Securities and Exchange Commission released Staff Accounting Bulletin No. 108, Quantifying Financial Statement Misstatements (“SAB 108”). SAB 108 gives guidance on how errors, built up over time in the balance sheet, should be considered from a materiality perspective and corrected. SAB 108 provides interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement. SAB 108 represents the SEC Staff’s views on the proper interpretation of existing rules and as such has no effective date. The adoption of SAB No. 108 did not have a material impact on our financial position, results of operation, and cash flows.

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

Goodwill, resulting from the February 1999 acquisition of Bingo Technologies Corporation ("BTC"), was being amortized on a straight-line basis over twelve years and amounted to $14,960,000, net of accumulated amortization, at October 31, 2002 and 2003. The November 2002 acquisition of certain assets of International Gaming Systems (“IGS”) added $1,849,000 to goodwill for fiscal 2003. In fiscal 2007, the Company acquired the assets of Summit Gaming and added $27,335,000 to goodwill and $7,720,000 in identifiable intangible assets which will be amortized over 5 to 10 years. The Company assessed the value of its goodwill as of July 31, 2005, 2006 and 2007 (its annual review date) and concluded that goodwill was not impaired.

Intangible assets consisted of the following as of October 31, 2007 (in thousands):

	Stated Value	Accumulated Amortization	Net Carrying Value	Weighted Average Amortization Period (in years)
Intellectual property (software)	$4,173	$(3,676)	$497	1.2
Copyrights/trademarks	247	(38)	209	11.8
Distributor buyouts	260	(260)	—	—
Summit Gaming identifiable intangible assets:
Customer relationships	3,600	(420)	3,180	4.4
Patent applications	520	(30)	490	9.4
Game software library	3,600	(210)	3,390	9.4
	$12,400	$(4,634)	$7,766

GAMETECH INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Intangible assets consisted of the following as of October 31, 2006 (in thousands):

	Stated Value	Accumulated Amortization	Net Carrying Value	Weighted Average Amortization Period (in years)
Intellectual Property (software)	$4,173	$(3,007)	$1,166	3.2
Copyrights/trademarks	255	(255)	—	4.7
Distributor buyouts	860	(809)	51	2.9
	$5,288	$(4,071)	$1,217

Intangibles are being amortized over the respective useful lives of the assets ranging from two to ten years. Amortization expense related to the intangibles in fiscal years 2007, 2006 and 2005 was $1,389,000, $710,000 and $721,000, respectively (including amortization of intellectual property software developed under SFAS 86 of $669,000, $656,000 and $485,000, respectively).

Estimated aggregate amortization expense for intangible assets subject to amortization as of October 31, 2007 is as follows (in thousands):

2008	$1,568
2009	1,232
2010	1,156
2011	1,152
2012	732
After 2012	1,926
$7,766

3. Bingo Equipment, Furniture and Other Equipment

Bingo equipment, furniture and other equipment consisted of the following as of October 31, 2007 and 2006 (in thousands):

	October 31,
	2007	2006
Bingo equipment	$55,307	$56,241
Office furniture and equipment	4,716	4,246
Leasehold improvements	864	754
	60,887	61,241
Less accumulated depreciation and amortization	44,639	42,038
Less reserve for excess or obsolete terminals	142	214
	16,106	18,989
Add bingo component parts	3,796	3,879
Bingo equipment, furniture and other equipment, net	$19,902	$22,868

GAMETECH INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Depreciation for bingo equipment is applied over three- and five-year periods. Terminals on-hand that are not expected to be re-used are provided for as excess or obsolete.

Depreciation expense during the fiscal years ended October 31, 2007, 2006 and 2005 amounted to approximately $10.2 million, $9.6 million and $10.7 million, respectively. In addition, during fiscal years ended October 31, 2007, 2006 and 2005, the Company reserved $38,000, $249,000 and $0, respectively for bingo terminals and parts not expected to be re-used.

Component parts are for the assembly of terminals and recorded at average cost until the completed terminal is placed in bingo equipment and depreciated.

4. Credit Agreements

On March 28, 2007, the Company entered into a credit facility, which consists of a term note for $30.0 million and a revolving line of credit in the amount of $10.0 million relating to the acquisition of Summit Gaming. The term note bears interest at the prime rate plus 1.75%, with a minimum annual rate of 9.75%. As of October 31, 2007 the interest rate was 9.75% and the balance of the term note was $22.0 million. Interest payments are due monthly and beginning January 1, 2008, principal payments of $1.1 million are due quarterly with the remainder due March 28, 2012. The revolving line of credit bears interest based on the prime rate plus 0.50%, with a minimum annual rate of 8.50%. As of October 31, 2007 the interest rate was 8.50% and the outstanding balance of the revolver was $7.4 million. The revolving line of credit requires monthly payments of interest only and the outstanding balance is due on March 28, 2012. The Company can give no assurance that the revolving credit facility will be renewed. The Company’s obligations under the agreement are secured by substantially all of its assets. In October 2007, in accordance with the financing agreement with our lender, formerly restricted funds that were released in connection with the Trend litigation (see Note 5) of approximately $4.5 million were used to pay down the term loan facility. Another $5.0 million of excess cash from operations was also used in October 2007 to pay down $3.5 million towards the term loan facility and $1.5 million towards the revolver facility. We incurred a pre-payment penalty of $80,000 on the pre-payment of the term loan facility.

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

The credit facility contains numerous affirmative and negative covenants, including restrictions on liens, limitations on indebtedness, prohibitions on fundamental changes, restrictions on investments, prohibition of dividends or redemptions and limitations on capital expenditures. The Company must maintain qualified cash, as defined, of at least $6.0 million. The credit facility also contains specified financial covenants, including a leverage ratio, fixed charge coverage ratio and a minimum trailing twelve month EBITDA covenant. Upon an event of default, the lenders under the credit facility can accelerate all obligations under the agreement and terminate the revolving credit commitment. The Company was in compliance with all terms and covenants of the agreement as of October 31, 2007.

On March 28, 2007, the Company terminated its prior revolving line-of-credit as part of the requirements of its new credit facility. Future minimum term loan payments as of October 31, 2007 are as follows (in thousands):

2008	$4,400
2009	4,400
2010	4,400
2011	4,400
2012	4,400
$22,000

GAMETECH INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

5. Commitments and Contingencies

Leases

The Company leases administrative and warehouse facilities and certain equipment under non-cancelable operating leases. Rent expense during the fiscal years ended October 31, 2007, 2006 and 2005 was $847,000, $836,000 and $863,000, respectively.

Future minimum lease payments under these leases as of October 31, 2007 are as follows (in thousands):

2008	$853
2009	820
2010	572
$2,245

Purchase Commitments

From time to time, we enter into commitments with our vendors to purchase VLT parts, bingo terminals and support equipment at fixed prices and/or guaranteed quantities. During the fiscal year ended October 31, 2006, we entered into seven agreements with the same vendor to provide an additional $5.4 million in Traveler terminals and $1.1 million in Tracker parts. As of July 31, 2007, we had fulfilled all these purchase commitments. During the fiscal year ending October 31, 2007, we entered into various additional agreements for component parts for VLTs, Tracker and Traveler as well as component parts for the GameTech Mini ™. As of October 31, 2007, approximately $2.9 million of these commitments were outstanding. All purchases are expected to occur by the end of the third quarter in fiscal 2008.

Litigation

Trend Litigation. On March 22, 2001, the Company filed GameTech International, Inc. v. Trend Gaming Systems, LLC, CIV 01-0540 PHX LOA, a claim in the United States District Court for the District of Arizona, seeking a declaratory judgment that the Company was not in material breach of the Company’s November 1, 1999 Distribution Agreement with Trend Gaming Systems, LLC (“Trend”), and seeking damages for past due payments and wrongful withholdings by Trend. Trend counterclaimed, alleging that its payments were in compliance with its contractual obligations. Trend also contended that the Company was in breach of certain of the Company’s contractual obligations to Trend, including that the Company had wrongfully terminated Trend. On December 16, 2002, the court entered at the Company’s request an order enjoining Trend from using approximately $540,000 in funds it had collected on the Company’s behalf, pending a trial on the Company’s ownership interest in those funds. The money was placed in two bank accounts/constructive trusts, subject to the court’s control. The sums in those accounts now total approximately $600,000. In addition, collections of accounts receivable by Trend, if any, are also being placed in that account, pending the resolution of the case. The Company has posted a $450,000 deposit with the court as a bond, which is presented as restricted cash on the Company’s condensed consolidated balance sheets. The accounts receivable from Trend were fully reserved as of October 31, 2007. Trial in this matter commenced October 4, 2004. On November 1, 2004, the jury returned a verdict in favor of Trend against the Company in the amount of $3.5 million in compensatory damages. The jury also awarded the Company $735,000 in compensatory damages against Trend for funds Trend collected on the Company’s behalf but failed to remit to the Company. The court denied all of the Company’s post-trial motions, except that it maintained the injunction imposing a constructive trust, pending resolution of the issues on appeal. The court setoff the jury awards and entered an amended judgment for Trend on May 12, 2005, in the amount of $2.8 million, plus interest on that sum at the rate of 3.31% per annum beginning March 30, 2005. The Company appealed to the United States Court of Appeals for the Ninth Circuit on April 8, 2005. The Company posted a supersedeas bond on April 8, 2005 in the court-appointed amount of $3.4 million, which bond stays any action by Trend to collect on the judgment, pending appeal. Trend initially sought an award of $810,000 in legal fees and $26,000 in expenses and costs. In an amended request, Trend sought an award of $1.4 million in legal fees and $61,000 in expenses and costs. The court awarded Trend $909,000 in legal fees, expenses and costs plus interest of 3.77% per annum beginning August 5, 2005. The Company appealed the fee award to the United States Court of Appeals for the Ninth Circuit on August 5, 2005. The Company posted an additional supersedeas bond with the court on August 18, 2005 in the amount of $1.1 million, thereby staying any action by Trend to collect the fees, pending appeal. For the year ended October 31, 2004, the Company recorded an estimated loss contingency in the Trend litigation of $3.6 million, which was estimated based on the amounts of the judgment described above. The Company recorded an additional loss contingency of $72,000 in the third quarter of fiscal 2005 to account for the increased total award to Trend for legal fees and expenses and costs of $909,000. In addition, loss contingencies of $133,000 and $65,000 were recorded in the fiscal years ended October 31, 2006 and 2005, respectively, to account for interest accrued on the Trend judgment.

GAMETECH INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

On April 19, 2007 a three judge panel of the United States Court of Appeals for the Ninth Circuit heard oral arguments for the appeal. On May 16, 2007, the United States Court of Appeals for the Ninth Circuit issued its ruling in our favor upholding each of the items we appealed, reversing the trial court’s rulings and remanding the matter back to the trial court for a new trial. The matter has been returned to the control of the lower court but at this time there is no set date as to when the matter will be heard. Additionally, as a result of this decision, the supersedeas bonds posted by GameTech International prior to filling the appeal were released by the lower court as of August 18, 2007 and we have terminated the supporting insurance polices and have had the letters of credit released to us.

Trend Gaming Litigation. On March 2, 2004, the jury rendered a verdict in our favor awarding compensatory and punitive damages against Trend Gaming, LLC, a Kentucky LLC (“Trend Gaming”) (involving a prior distribution agreement in Virginia) in the total amount of approximately $1.5 million. The jury also returned a verdict against Steven W. and Rhonda Hieronymus awarding compensatory and punitive damages of $1.0 million. The court reduced compensatory damages against Trend Gaming to $1.1 million. The court affirmed $150,000 in punitive damages against Trend Gaming and awarded us fees and costs of suit against Trend Gaming in the amount of $650,000. Compensatory damages against Mr. and Mrs. Hieronymus have been reduced to $762,000 but the punitive damage award against them in the amount of $150,000 remains unchanged. Of the total compensatory damages of $1.1 million awarded to us, $762,000 represents compensation for lost profits. We can only collect such damages from one of the defendants to avoid a double recovery. Defendants appealed the judgment against them. On March 5, 2007, the Appellate Court entered its ruling affirming the judgment of the lower court in our favor. We have not recorded an estimated gain contingency, as we can give no assurances whether we will be able to collect any award from the defendants.

Other. We are involved in various other legal proceedings arising in the ordinary course of business. We do not believe that any of those proceedings will have a material adverse effect on our business, results of operations, and financial condition.

6. Stockholders' Equity

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

The aggregate intrinsic value represents the difference between the closing price of our common stock on October 31, 2007, which was $8.69, and the exercise price, multiplied by the number of in-the-money stock options as of the same date. This represents the amount that would have been received by the stock option holders if they had all exercised their stock options on October 31, 2007. In future periods, this amount will change depending on fluctuations in our stock price. The aggregate intrinsic value of the options outstanding at October 31, 2007 was $3.3 million. The aggregate intrinsic value of options exercisable at October 31, 2007 was $3.3 million. During the years ended October 31, 2007, 2006, and 2005, the aggregate intrinsic value of options exercised under our stock option plans were $578,000, $1.8 million, and $35,000, respectively, determined as of the date of option exercise.

GAMETECH INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

As of October 31, 2007, options to purchase 721,550 shares of common stock were outstanding at exercise prices ranging from $2.85 to $11.46 per share under the 1997 Plan. In addition, as of October 31, 2007, 767,791 shares of common stock were available for future grants under the 1997 Plan.

A summary of the activity under the stock option plan and related information is presented below:

	Year ended October 31,
	2007		2006		2005
	Number of Shares (Options)	Weighted- Average Exercise Price	Number of Shares (Options)	Weighted- Average Exercise Price	Number of Shares (Options)	Weighted- Average Exercise Price
Balance at beginning of year	847,735	$3.93	1,410,900	$3.63	970,125	$4.25
Options:
Granted	300,000	$10.44	150,000	$6.92	827,650	$3.12
Forfeited	(325,000)	$9.09	(82,166)	$3.81	(346,675)	$4.16
Exercised	(101,185)	$3.46	(630,999)	$3.99	(40,200)	$3.36
Balance at end of year	721,550	$4.38	847,735	$3.93	1,410,900	$3.63
Exercisable at end of year	621,550	$3.39	722,735	$3.40	1,410,900	$3.63
Weighted average grant-date fair value of options granted during the year		$6.88		$4.17		$2.16

As of October 31, 2007, the total compensation cost related to unvested stock-based awards granted to employees under the Company’s stock option plans but not yet recognized was $568,000. This cost will be amortized for fiscal years ended October 31, 2008, 2009, 2010, and 2011 at $205,000, $180,000, $132,000, and $51,000, respectively, and will be adjusted for subsequent changes in estimated forfeitures.

The following table summarizes information regarding stock options outstanding and exercisable as of October 31, 2007:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted- Average Remaining Contractual Life (in years)	Weighted- Average Exercise Price	Number Exercisable	Weighted- Average Remaining Contractual Life (in years)	Weighted- Average Exercise Price
$2.85 - $2.97	313,500	7.58	$2.87	313,500	7.58	$2.87
$3.10 - $3.19	79,000	7.58	$3.13	79,000	7.58	$3.13
$3.44 - $3.63	80,350	5.54	$3.53	80,350	5.54	$3.53
$3.85 - $4.29	93,700	5.43	$4.01	93,700	5.43	$4.01
$4.62 - $6.99	55,000	6.70	$5.50	55,000	6.70	$5.50
$9.51 - $11.46	100,000	9.47	$10.49	—	—	$—
	721,550	7.27	$4.38	621,550	6.92	$3.39

GAMETECH INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

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

In general, subject to certain limited exceptions, the stock purchase rights become exercisable when a person or group acquires 15% or more of the Company's common stock or a tender offer or exchange offer for 15% or more of the Company's common stock is announced or commenced. After any such event, the Company's other stockholders may purchase additional shares of common stock at 50% of the then-current market price. The rights will cause substantial dilution to a person or group that attempts to acquire the Company on terms not approved by the Board of Directors. The rights may be redeemed by the Company at $0.01 per stock purchase right at any time before any person or group acquires 15% or more of the outstanding common stock. The rights should not interfere with any merger or other business combination approved by the Board of Directors. The rights expire on March 17, 2013.

7. Income Taxes

The income tax provision (benefit) recorded in the consolidated statement of operations consists of the following (in thousands):

	Year ended October 31,
	2007	2006	2005
Current:
Federal	$2,587	$2,947	$565
State	378	365	109
Foreign	387	345	52
Deferred:
Federal	(500)	(576)	(243)
State	(130)	16	51
Foreign	(55)	(136)	—
	$2,667	$2,961	$534

The significant components of the Company's deferred income tax assets and liabilities as of October 31, 2007 and 2006 are as follows (in thousands):

	October 31, 2007
	Current	Non-Current
Deferred income tax assets:
Amortization of intangible assets	$—	$499
Allowance for doubtful accounts	947	—
Reserve for obsolete terminals	—	54
Loss contingencies	1,447	—
Accrued vacation	172	—
Stock option expense	45	—
Deferred Revenue	40	—
Foreign tax credit carry-forward	—	36
Capital loss carry-forward	—	13
Total deferred income tax assets	2,651	602
Deferred income tax liability:
Depreciation	—	(600)
Net deferred income tax asset (liability)	$2,651	$2

GAMETECH INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

	October 31, 2006
	Current	Non-Current
Deferred income tax assets:
Amortization of intangible assets	$—	$806
Allowance for doubtful accounts	838	—
Reserve for obsolete terminals	—	80
Loss contingencies	1,461	—
Accrued vacation	126	—
Stock option expense	96	—
Foreign tax credit carryforward	17	—
Capital loss carryforward	—	12
Total deferred income tax assets	2,538	898
Deferred income tax liability:
Depreciation	(80)	(1,370)
Net deferred income tax asset (liability)	$2,458	$(472)

The differences between the Company's provision for (benefit from) income taxes as presented in the accompanying consolidated statements of operations and provision for (benefit from) income taxes computed at the federal statutory rate of 34% was as follows:

	Year ended October 31,
	2007	2006	2005
Income tax provision (benefit) at the statutory rate	34.0%	34.0%	34.0%
State income taxes, net	3.1	3.4	4.0
Foreign income taxes, net of credits	—	—	(0.7)
Revisions to income tax payable due to closure of statute of limitations	—	—	(11.4)
Meals and entertainment	0.6	0.7	2.3
Non deductible lobbying expenses	0.1	0.4	2.3
Impairment of goodwill	—	—	—
Other, net	(1.5)	1.8	(2.0)
Income tax provision (benefit) at its effective rate	36.3%	40.3%	28.5%

8. Short Term Investments

The Company currently invests in only investment grade, short-term investments which it classifies as available-for-sale. As such, there were no significant differences between amortized cost and estimated fair value at October 31, 2007 or October 31, 2006. Additionally, because investments are short-term and are generally allowed to mature, realized gains and loss for fiscal 2007 and 2006 are minimal.

The following table presents the estimated fair value breakdown of investment by category (in thousands):

	October 31,
	2007	2006
Corporate securities	$1,300	$3,608
Auction rate securities	6,463	3,800
Total short-term investments	$7,763	$7,408

GAMETECH INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

9. Accrued Severance

The Company has incurred expenses connected with severance agreements. These amounts are recorded in accrued payroll. In fiscal 2007, the total severance expense was $111,000 recorded in sales, general and administrative expenses. As of October 31, 2007, all outstanding severance expense had been paid. In fiscal 2006, total severance expenses of $170,000 were recorded in research and development expense.

Accrued severance consisted of the following as of October 31, 2007 and 2006 (in thousands):

	October 31,
	2007	2006
Beginning balance	$44	$359
Severance expenses	111	170
Less severance paid	(155)	(485)
Ending Balance	$—	$44

10. Other Accrued Liabilities

Other accrued liabilities consist of (in thousands):

	October 31,
	2007	2006
Accrued professional fees	$176	$592
Accrued distributor commissions	401	442
Deferred revenue	767	—
Accrued property tax	145	139
Other	803	408
	$2,292	$1,581

11. Net Income Per Share

A reconciliation of the shares used in the basic and fully diluted net income per share calculations follows (in thousands):

	Year ended October 31,
	2007	2006	2005
Basic weighted average shares outstanding	12,566	12,181	11,868
Effect of dilutive securities:
Stock options	425	576	92
Diluted	12,991	12,757	11,960

Employee stock options to purchase approximately 100,000, 125,000, and 832,000 shares in fiscal years ending October 31, 2007, 2006, and 2005, respectively, were outstanding, but were not included in the computation of diluted earnings per share because the effect would have been antidilutive.

12. Valuation and Qualifying Accounts (in thousands)

Description	Balance at Beginning of Period	Additions Charged to Costs and Expenses	Net Deductions (Write-offs, Net of Collections)	Balance at End of Period
Allowance for accounts receivable
Year ended October 31, 2005:
Allowance	$2,454	$43	$(123)	$2,374
Year ended October 31, 2006:
Allowance	$2,374	$277	$(421)	$2,230
Year ended October 31, 2007:
Allowance	$2,230	$561	$(362)	$2,429

GAMETECH INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The balance of the allowance for accounts receivable for fiscal years ended 2007, 2006, and 2005 included a combined allowance of $1.6 million for Trend Gaming Systems, LLC and Trend Gaming, LLC consisting of the entire accounts receivable balance (see Note 5).

Description	Balance at Beginning of Period	Additions Charged to Costs and Expenses	Deductions (Disposal of Assets)	Balance at End of Period
Allowance for property and equipment
Year ended October 31, 2005:
Allowance	$3,384	$—	$(506)	$2,878
Year ended October 31, 2006:
Allowance	$2,878	$249	$(2,913)	$214
Year ended October 31, 2007:
Allowance	$214	$38	$(113)	$139

13. Agreement to Acquire Assets

On March 28, 2007, we acquired essentially all of the assets of Summit Gaming for $41.7 million in cash. Summit Gaming is a leading developer and manufacturer of entertainment driven gaming devices, including primarily video lottery terminal equipment and related software, headquartered in Billings, Montana.

Under the purchase method of accounting, the total purchase price is allocated to Summit Gaming’s tangible and intangible assets based on their fair values as of the date of the closing of the acquisition. The preliminary estimated purchase price has been allocated based on the preliminary estimates that are described below.

The preliminary estimated total purchase price is as follows (in thousands):

Cash paid for Summit Gaming	$39,745
Estimated direct transaction costs	1,954
Total preliminary purchase price	$41,699

The preliminary purchase price includes approximately $1 million in working capital that is in dispute. The dispute is being arbitrated and should be resolved in the next fiscal year. The allocation of the preliminary purchase price and estimated useful lives and first year amortization associated with certain assets is as follows (in thousands):

Accounts receivable	$2,645
Prepaid expenses and other assets	211
Inventory	3,312
Property plant and equipment	1,598
Identifiable depreciable intangibles assets	7,720
Trade name	1,600
Goodwill	25,735	*
Accounts payable and other accrued expenses	(1,122)
Total cash purchase price	$41,699

* Includes the excess of the purchase price over the estimated fair value of assets and liabilities assumed.

GAMETECH INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Unaudited pro forma results of operations, assuming the acquisition of Summit Gaming had been completed at the beginning of each period are summarized below. The results reflect adjustments to amortization, interest expense, and income tax expense. The interest rates used in determining the pro forma adjustments are related to the credit facility and approximate a blended average rate of 9.54% for the twelve months ended October 31, 2007. The pro forma adjustment for the income tax expense is based on an effective rate of 40%. The pro forma earnings per share are based on the Company’s shares outstanding, as no shares were issued for the acquisition.

For the Twelve Months Ended (in thousands, Except for Per Share Amounts)
October 31, 2007
Net sales	$66,510
Net earnings	2,623
Basic earnings per share	$0.21
Diluted earnings per share	$0.20

In the above acquisition, the Company acquired various intangible assets listed below:

Acquired Intangible Assets (in thousands)

	October 31, 2007
Amortized Intangible Assets	Fair Market Value	Estimated Lives	Accumulated Amortization	Net Fair Market Value
Customer relationships	$3,600	5 years	$420	$3,180
Patent application	520	10 years	30	490
Game library	3,600	10 years	210	3,390
Total amortizable intangible assets	$7,720		$660	$7,060

Unamortized Intangible Assets:
Goodwill	$25,735
Summit Gaming trade name	1,600
Total	$27,335

Amortization expense related to the acquisition of Summit Gaming for the twelve-months ended October 31, 2007 was $660,000. Estimated future aggregate amortization expense for intangible assets associated with the Summit Gaming acquisition subject to amortization as of October 31, 2007 is as follows (in thousands):

2008	$1,132
2009	1,132
2010	1,132
2011	1,132
2012	712
After 2012	1,820
$7,060

14. Related Party Transactions

On March 28, 2007, we acquired essentially all of the assets of Summit Gaming. Since that time, we have sold video lottery terminals to Amusement Services, LLC, which is owned by the person who was at the time also President of Summit Gaming, a division of the Company. For the three and twelve-month period ended October 31, 2007, we sold $447,607 and $639,364 to Amusement Services, LLC, respectively. As of October 31, 2007, the amount due from Amusement Services, LLC was $92,585 and is included in our accounts receivable balance.

GAMETECH INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

We have also purchased equipment from Ceronix, Inc., which is controlled by one of our board members. For the three and twelve-month period ended October 31, 2007, we bought $1,884 and $9,016 from Ceronix, Inc., respectively. As of October 31, 2007, there was no amount due.

A member of our board is acting as our agent for the stock repurchase plan. During the twelve months ended October 31, 2007, the Company had advanced $500,000 for stock repurchases. As of October 31, 2007 the amount due from the board member was $500,000 and is included as a related party receivable which is being treated as a contra-equity account. As of January 16, 2007, the receivable has been settled in the Company’s common stock and the balance of this related party receivable was $0. Through December 28, 2007, the Company has repurchased 281,906 shares under this stock repurchase program at a total cost of approximately $2.0 million.

15. Business Segment Information

During the fiscal quarter ended April 30, 2007, management reviewed the Company’s operating segments in accordance with SFAS 131, “Disclosure about Segments of an Enterprise and Related Information.” Based upon the changes beginning in March 2007, with the acquisition of Summit Gaming, in the manner in which management manages the Company, as well as the current economic characteristics of its operating segments, management has determined that a new operating segment is appropriate. Therefore, the segment discussion outline below represents the adjusted segment structure as determined by management in accordance with SFAS 131.

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

Financial information for the two reporting segments is as follows: (in thousands)

	Twelve Months Ended October 31,
	2007	2006	2005
Net Revenue:
Bingo systems	$47,114	$49,289	$49,651
Video lottery terminals	11,691	—	—
	$58,805	$49,289	$49,651

Net Cost of Revenue:
Bingo systems	$19,683	$19,929	$20,304
Video lottery terminals	6,859	—	—
	$26,542	$19,929	$20,304
Net Income:
Bingo systems	$1,633	$4,383	$1,336
Video lottery terminals	3,038	—	—
	$4,671	$4,383	$1,336

GAMETECH INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

	October 31, 2007	October 31, 2006
Identifiable Assets:
Bingo systems	$83,131	$59,214
Video lottery terminal	10,751	—
	$93,882	$59,214

16. Quarterly Financial Information (Unaudited)

Summarized unaudited quarterly financial information for the years 2007 and 2006 are noted below (in thousands, except per share amounts):

	Year ended October 31, 2007
	First Quarter	Second Quarter (1)	Third Quarter (1)	Fourth Quarter (1)
Revenue	$12,016	$13,411	$16,637	$16,740
Gross profit	7,094	7,465	8,590	9,114
Income (loss) from operations	1,566	1,616	2,537	2,757
Net income	$1,072	$1,207	$1,079	$1,313
Net income per share:
Basic	$0.09	$0.10	$0.09	$0.10
Diluted	$0.08	$0.09	$0.08	$0.10

	Year ended October 31, 2006
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter (2)
Revenue	$12,347	$12,533	$12,430	$11,979
Gross profit	$7,695	$7,578	$7,317	$6,770
Income (loss) from operations	$1,308	$1,864	$2,105	$1,721
Net income (loss)	$839	$1,186	$1,322	$1,036
Net income per share:
Basic	$0.07	$0.10	$0.11	$0.08
Diluted	$0.07	$0.09	$0.10	$0.08

1.	Results for the second, third, and fourth quarters of fiscal 2007 reflect the acquisition of the assets of Summit Gaming.

2.
During the fourth quarter ended October 31, 2006, $285,000 was credited to general and administrative expenses in the Statement of Operations due to the adjustment in accrued bonus liability as the fourth quarter results did not meet the criteria as established in the Board approved bonus plan.