Form 10-K/A
period 2007-10-31
GAMETECH INTERNATIONAL INC
filed 2008-01-25
CIK 1045014

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K/A
Amendment No. 1

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended October 31, 2007

 ☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ……….to…………

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

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐   No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.
Yes  ☐   No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐   Accelerated filer ☒   Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
Yes ☐ No ☒

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

Explanatory Note

The purpose of this Amendment No. 1 to the Annual Report on Form 10-K of GameTech International, Inc. (“GameTech”) for the fiscal year ended October 31, 2007, is solely to correct a typographical error made during the processing of the Annual Report on Form 10-K with our filings servicer, Vintage Filings, LLC, with regard to the balance sheet on page F-4 on Form 10-K. The “Accrued Loss Contingencies” balance should have shown an amount of $4,022,000 for fiscal year ended October 31, 2007, and the “Income Taxes Payable” balance should have shown an amount of $0 for fiscal year ended October 31, 2007. These two changes to the balance sheet are the only changes being made to the original Form 10-K.

As a result of these two changes to the balance sheet, GameTech has amended and restated in its entirety the consolidated financial statements contained in the original Form 10-K. No other Part, Item or Section of the original Form 10-K is being amended hereby.

This Amendment No. 1 does not reflect events that have occurred after the original filing of the Annual Report on Form 10-K on January 22, 2008, and does not modify or update the disclosures in the Annual Report on Form 10-K in any way except as specifically described in this Explanatory Note.

As a result of this Amendment No. 1, the Consent of Independent Registered Public Accounting Firm and the certifications pursuant to Section 302 and Section 906 of the Sarbanes-Oxley Act of 2002, filed and furnished, respectively as exhibits 23.1, 31 and 32 to the original Form 10-K, have been re-executed and refiled with this Amendment No. 1.

1

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

/S/ GRANT THORNTON LLP

Reno, Nevada
January 21, 2008

GAMETECH INTERNATIONAL, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)

	October 31,
	2007	2006
ASSETS:
Current assets:
Cash and cash equivalents	$3,630	$5,411
Short-term investments	7,763	7,408
Accounts receivable, net of allowances of $2,429 in 2007 and $2,230 in 2006	8,585	3,734
Inventory	4,298	—
Deposits	14	17
Refundable income taxes	76	64
Restricted short-term investments	—	4,515
Prepaid expenses and other current assets	818	377
Deferred income taxes	2,651	2,458
Total current assets	27,835	23,984
Bingo equipment, furniture and other equipment, net	19,902	22,868
Goodwill, net	37,519	10,184
Intangibles, less accumulated amortization of $4,634 in 2007 and $4,071 in 2006	7,766	1,217
Restricted cash	502	483
Deferred income taxes, long term	226	176
Other assets	132	302
Total assets	$93,882	$59,214
LIABILITIES AND STOCKHOLDERS' EQUITY:
Current liabilities:
Accounts payable	$2,094	$1,819
Accrued payroll and related obligations	1,074	980
Accrued loss contingencies	4,022	3,898
Income taxes payable	—	294
Current portion of long-term debt	4,400	—
Other accrued liabilities	2,292	1,581
Total current liabilities	13,882	8,572
Non-current employment obligations	98	160
Note payable	154	—
Deferred income taxes	224	648

Long term obligations net of current portion	25,045	—

Commitments and contingencies	—	—
Stockholders' equity:
Common stock: $0.001 par value; 40,000,000 shares authorized; 14,472,732 shares issued in 2007 and 14,371,547 issued in 2006	14	14
Additional paid in capital	51,355	50,881
Retained earnings	11,706	7,035
Treasury stock, at cost. 1,855,325 shares in 2007 and 2006	(8,096)	(8,096)
Related Party Receivable	(500)	—
Total stockholders' equity	54,479	49,834
Total liabilities and stockholders' equity	$93,882	$59,214

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

GAMETECH INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

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

Inventories

GAMETECH INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

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

GAMETECH INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

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

GAMETECH INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Goodwill, resulting from the February 1999 acquisition of Bingo Technologies Corporation (“BTC”), was being amortized on a straight-line basis over twelve years and amounted to $14,960,000, net of accumulated amortization, at October 31, 2002 and 2003. The November 2002 acquisition of certain assets of International Gaming Systems (“IGS”) added $1,849,000 to goodwill for fiscal 2003. In fiscal 2007, the Company acquired the assets of Summit Gaming and added $27,335,000 to goodwill and $7,720,000 in identifiable intangible assets which will be amortized over 5 to 10 years. The Company assessed the value of its goodwill as of July 31, 2005, 2006 and 2007 (its annual review date) and concluded that goodwill was not impaired.

Intangible assets consisted of the following as of October 31, 2007 (in thousands):

	Stated Value	Accumulated Amortization	Net Carrying Value	Weighted Average Amortization Period (in years)
Intellectual property (software)	$4,173	$(3,676)	$497	1.2
Copyrights/trademarks	247	(38)	209	11.8
Distributor buyouts	260	(260)	—	—
Summit Gaming identifiable intangible assets:
Customer relationships	3,600	(420)	3,180	4.4
Patent applications	520	(30)	490	9.4
Game software library	3,600	(210)	3,390	9.4
	$12,400	$(4,634)	$7,766

Intangible assets consisted of the following as of October 31, 2006 (in thousands):

	Stated Value	Accumulated Amortization	Net Carrying Value	Weighted Average Amortization Period (in years)
Intellectual Property (software)	$4,173	$(3,007)	$1,166	3.2
Copyrights/trademarks	255	(255)	—	4.7
Distributor buyouts	860	(809)	51	2.9
	5,288	(4,071)	1,217

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
$7,766

GAMETECH INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

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

GAMETECH INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

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

GAMETECH INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

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

GAMETECH INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

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

Stockholder Rights Agreement

On March 7, 2003, the Company adopted a Rights Agreement (the“Rights Agreement”) that may have the effect of deterring, or preventing a change in control that might otherwise be in the best interest of the Company’s stockholders. Under the Rights Agreement, a dividend of one preferred share purchase right was issued for each outstanding share of common stock held by the stockholders of record as of the close of business on March 17, 2003. Each right entitles the stockholder to purchase, at a price of $16.00, one one-thousandth of a share of Series A Junior Participating Preferred Stock.

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

GAMETECH INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
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

GAMETECH INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

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

The preliminary purchase price includes approximately $1 million in working capital that is in dispute. The dispute is being arbitrated and should be resolved in the next fiscal year. The allocation of the preliminary purchase price and estimated useful lives and first year amortization associated with certain assets is as follows (in thousands):

Accounts receivable	$ 2,645
Prepaid expenses and other assets	211
Inventory	3,312
Property plant and equipment	1,598
Identifiable depreciable intangibles assets	7,720
Trade name	1,600
Goodwill	25,735 *
Accounts payable and other accrued expenses	(1,122)
Total cash purchase price	$ 41,699

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

GAMETECH INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

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

GAMETECH INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

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

Financial information for the two reporting segments is as follows: (in thousands)

	Twelve Months Ended October 31,
	2007	2006	2005
Net Revenue:
Bingo systems	$47,114	$49,289	$49,651
Video lottery terminals	11,691	—	—
	$58,805	$49,289	$49,651

Net Cost of Revenue:
Bingo systems	$19,683	$19,929	$20,304
Video lottery terminals	6,859	—	—
	$26,542	$19,929	$20,304
Net Income:
Bingo systems	$1,633	$4,383	$1,336
Video lottery terminals	3,038	—	—
	$4,671	$4,383	$1,336

Identifiable Assets:	October 31, 2007	October 31, 2006
Bingo systems	$83,131	$59,214
Video lottery terminal	10,751	—
	$93,882	$59,214

16. Quarterly Financial Information (Unaudited)

GAMETECH INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

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

PART IV. OTHER INFORMATION

Item 15.  Exhibits and Financial Statement Schedules

We refer you to Part IV, Item 15 of the original Form 10-K. The following documents are being filed as part of this report:

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

GAMETECH INTERNATIONAL, INC.

By:	/s/ DONALD N. TATEISHI
Donald N. Tateishi
Chief Financial Officer, Treasurer, and Secretary (Principal Financial Officer and Principal Accounting Officer)

Dated: January 25, 2008