Form 10-Q
period 2008-01-31
GAMETECH INTERNATIONAL INC
filed 2008-03-11
CIK 1045014

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2008

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________ to____________

Commission File Number 000-23401

GAMETECH INTERNATIONAL, INC.
(Exact name of registrant as specified in its charter)

DELAWARE	33-0612983
(State or other jurisdiction	(I.R.S. Employer
of incorporation or organization)	Identification No.)

900 SANDHILL ROAD, RENO, NEVADA	89521
(Address of principal executive offices)	(Zip code)

Registrant’s telephone number, including area code: (775) 850-6000

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” ” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑

Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☑

On March 3, 2008 the registrant had 12,309,201 outstanding shares of its Common Stock, par value $0.001 per share.

GAMETECH INTERNATIONAL, INC.
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED JANUARY 31, 2008

PART 1. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

GAMETECH INTERNATIONAL, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)

	January 31,	October 31,
	2008	2007
	(Unaudited)	(Note 1)
Assets:
Current assets:
Cash and cash equivalents	$7,632	$3,630
Short-term investments	500	7,763
Accounts receivable, less allowance of $834 in 2008 and $2,429 in 2007	6,452	8,585
Inventory	4,230	4,298
Deposits	14	14
Prepaid expenses and other current assets	990	818
Prepaid taxes	167	76
Deferred income taxes	2,635	2,651
Total current assets	22,620	27,835

Bingo equipment, furniture and other equipment, net	18,191	19,902
Goodwill, net	37,519	37,519
Intangibles, less accumulated amortization of $5,069 in 2008 and $4,634 in 2007	7,331	7,766
Restricted cash	506	502
Notes Receivables	100	132
Deferred income taxes, long-term	226	226
Investments	3,167	-
Total assets	$89,660	$93,882
Liabilities and stockholders’ equity:
Current liabilities:
Accounts payable	$824	$2,094
Accrued payroll and related obligations	1,162	1,074
Accrued loss contingencies	4,022	4,022
Current portion of long-term debt	4,573	4,462
Other accrued liabilities	1,547	2,230
Total current liabilities	12,128	13,882

Long-term debt, net of current portion	24,209	25,297
Deferred income taxes	258	224
Total liabilities	$36,595	$39,403

Commitments and contingencies	-	-

Stockholders’ equity:
Common stock, $0.001 par value: 40,000,000 shares authorized; 14,447,732 shares issued at January 31, 2008, and 14,371,547 shares issued at October 31, 2007	$14	$14
Additional paid in capital	51,407	51,355
Retained earnings	12,037	11,706
Treasury stock, at cost: 2,186,231 shares at January 31, 2008 and 1,855,325 shares at October 31, 2007	(10,393)	(8,096)
Related party receivable	-	(500)
Total stockholders’ equity	53,065	54,479
Total liabilities and stockholders’ equity	$89,660	$93,882

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GAMETECH INTERNATIONAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share amounts)
(Unaudited)

	Three Months
	Ended January 31,
	2008	2007
Net revenue	$15,184	$12,016
Cost of revenue	6,600	4,922
Gross profit	8,584	7,094
Operating expenses:
General and administrative	2,758	1,972
Sales and marketing	2,537	2,908
Research and development	1,489	602
Loss contingencies	-	46
Total operating expenses	6,784	5,528
Income from operations	1,800	1,566
Interest expense	(714)	-
Impairment of investments	(691)	-
Other income, net	123	155
Income before income taxes	518	1,721
Provision for income taxes	187	649

Net income	$331	$1,072

Net income per share:
Basic	$0.03	$0.09
Diluted	$0.03	$0.08

Shares used in calculating net income per share:
Basic	12,426	12,614
Diluted	12,677	13,261

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GAMETECH INTERNATIONAL, INC
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in thousands)

	Three Months Ended January 31,
	2008	2007
Cash flows from operating activities:
Net income	$331	$1,072
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,691	2,676
Obsolescence and loss on disposal of bingo terminals and related equipment	150	(85)
(Gain)/loss on disposal of furniture and other equipment	(6)	62
Loss on investment impairment	691	-
Stock compensation expense	52	165
Deferred income taxes	50	(88)
Interest on short-term investments	(108)	(108)
Interest on restricted cash	(4)	(7)
Change in operating assets and liabilities:
Accounts receivable, net	2,140	(126)
Inventory	68	-
Prepaid taxes	(91)	64
Prepaid expenses and other assets	(42)	(220)
Notes receivable	32	-
Accounts payable	(900)	(1,593)
Accrued payroll and related obligations	88	(83)
Accrued loss contingencies	-	46
Income taxes payable	-	657
Other accrued liabilities	(683)	(349)
Net cash provided by operating activities	4,459	2,083
Cash flows from investing activities:
Proceeds from sale of short-term investments	3,513	7,660
Payments for purchase of short-term investments	-	(7,669)
Capital expenditures for bingo equipment, furniture, and other equipment	(1,066)	(2,706)
Payment for the acquisition of Summit Amusement & Distributing, Ltd.	-	(36)
Net cash provided by (used in) investing activities	2,447	(2,751)
Cash flows from financing activities:
Tax benefit from stock options exercised	-	15
Payments on long-term debt	(1,107)	(6)
Repurchase of treasury stock	(1,797)	-
Proceeds from issuance of common stock	-	120
Net cash provided by (used in) financing activities	(2,904)	129
Net increase (decrease) in cash and cash equivalents	4,002	(539)
Cash and cash equivalents at beginning of period	3,630	5,411
Cash and cash equivalents at end of period	$7,632	$4,872
Supplemental cash flow information:
Cash paid during the period for:
Interest	$724	$-
Income taxes	$228	$2
Non-cash investing and financing activities:
Acquisition of assets included in accounts payable	$114	$492
Settlement of related party receivable in the company's common stock	$500	$-
Issuance of receivable for asset disposal	$7	$-
Issuance of note payable for insurance	$130	$-

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GAMETECH INTERNATIONAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTES TO FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements and related disclosures as of January 31, 2008 have been prepared in accordance with U.S. generally accepted accounting principles applicable to interim financial information and with the instructions to Form 10-Q and Rule10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In our opinion, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of our financial position and interim results have been included. Operating results for the three-month period ended January 31, 2008 are not necessarily indicative of the results that may be expected for the current fiscal year or any other period.

The balance sheet at October 31, 2007 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. These condensed unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes, as well as other information included in our Annual Report on Form 10-K for the year ended October 31, 2007 and any other of our filings with the Securities and Exchange Commission.

USE OF ESTIMATES

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Allowance for doubtful accounts, obsolescence, impairment of goodwill, loss contingencies, and stock-based compensation are significant estimates made by us. Actual results could ultimately differ from those estimates.

RECLASSIFICATIONS

Certain prior period reclassifications have been made to conform to classifications in the current period.

2. SIGNIFICANT ACCOUNTING POLICIES

REVENUE RECOGNITION

We recognize revenue when the following criteria are met:

•	Persuasive evidence of an arrangement between us and our customer exists,

•	Delivery has occurred or services have been rendered,

•	The price is fixed or determinable, and

•	Collectability is reasonably assured.

We earn our revenue in a variety of ways. We offer our products for lease or sale. We also sell service and software updates for our sold equipment.

Bingo Equipment

Revenue is recognized for bingo terminals and bingo systems installed as a single element placed in bingo halls under contracts based on (1) a fixed fee per use per session; (2) a fixed weekly fee per terminal; or (3) a percentage of the revenue generated by each terminal. Revenue recognition is a key component of our results of operations, and determines the timing of certain expenses, such as commissions. We recognize revenue when all of the following factors exist: (a) evidence of an arrangement with the customer; (b) play or availability of the bingo terminals; (c) a fixed or determinable fee; and (d) collectability is reasonably assured. We exercise judgment in assessing the credit worthiness of customers to determine whether collectability is reasonably assured. Should changes in conditions cause us to determine the factors are not met for future transactions, revenue recognized for future reporting periods could be adversely affected.

Video Lottery Terminal

Our product sales revenues are generated from the sale of video lottery terminals, conversion kits, content fees, license fees, participation fees, equipment and services. Revenues are recorded in accordance with Statement of Position No 97-2 Software Revenue Recognition and are reported net of discounts, sales taxes and other taxes of a similar nature. Revenues related to contracted production are recognized as the related work is delivered. We recognize license fee revenues over the term of the associated agreement unless the fee is in exchange for products delivered or services performed that represent the culmination of a separate earnings process. Amounts received prior to completing the earnings process are deferred until revenue recognition criteria are met.

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

Bingo Equipment

We estimate the possible losses resulting from non-payment of outstanding accounts receivable arising from the lease of our bingo units. Our customer base consists primarily of entities operating in charitable, Native American, and commercial bingo halls located throughout the United States and the United Kingdom. In some jurisdictions, the billing and collection function is performed as part of a distributor relationship, and in those instances, we maintain allowances for possible losses resulting from non-payment by both the customer and distributor. We perform ongoing evaluations of our customers and distributors for credit worthiness, economic trends, changes in our customer payment terms, and historical collection experience when evaluating the adequacy of our allowance for doubtful accounts. We also reserve a percentage of our accounts receivable based on aging category. In determining these percentages, we review historical write-offs of our receivables, payment trends, and other available information. While such estimates have been within our expectations and the provisions established, a change in financial condition of specific customers or in overall trends experienced may result in future adjustments of our estimates of recoverability of our receivables.

Video Lottery Terminals

We estimate the possible losses resulting from non-payment of outstanding accounts receivable arising from the sale of video lottery terminals and related equipment. Our customer base consists of casinos located in various states and Native American territories. We perform ongoing evaluations of our customers and distributors for credit worthiness, economic trends, changes in our customer payment terms, and historical collection experience when evaluating the adequacy of our allowance for doubtful accounts.

INVENTORIES

Inventories are stated at the lower of cost or market. Our raw material is valued using the first-in, first-out method and our finished goods are valued using standard costing that approximates the first-in, first-out method. Management periodically reviews inventory balances, using recent and future expected sales to identify slow-moving or obsolete items. Inventories consist of the following at January 31 (in thousands):

January 31, 2008
Inventory - parts	$2,870
Inventory - equipment	1,360
Total Inventory	$4,230

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

We provide reserves for excess or obsolete bingo terminals on hand that we do not expect to use. The reserves are based upon several factors, including estimated forecast of bingo terminal demand for placement into halls. The estimates of future bingo terminal demand may prove to be inaccurate, in which case we may have understated or overstated the provision required for excess or obsolete bingo terminals. Although we attempt to assure the accuracy of these estimated forecasts, any significant unanticipated changes in demand or technological developments could have a significant impact on the value of bingo terminals, results of operations, and financial condition.

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

LEGAL CONTINGENCIES

We are currently involved in various claims and legal proceedings (see Note 7 Legal Proceedings). Periodically, we review the status of each matter and assess the potential financial exposure. If the potential loss from any claim or legal proceeding is considered probable and the amount can be estimated, we accrue a liability for the estimated loss. Significant judgment is required in both the determination of probability and the determination as to whether an exposure can be reasonably estimated.

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

For the three-month period ended January 31, 2008, we recognized compensation expense of $51,297 and a related tax benefit of $18,518 for a net cost of $32,779. For the three-month period ended January 31, 2008 there was no effect to either the basic and diluted earnings per share as a result of recognizing the share-based compensation expense, net of tax.

For the three-month period ended January 31, 2007, we recognized compensation expense of $165,000, which is included in the respective department expenses in the Condensed Consolidated Statement of Income and a related tax benefit of $57,000 for a net cost of $108,000. For the three-month period ended January 31, 2007 diluted and basic earnings per share were reduced by $0.01 as a result of recognizing the share-based compensation expense, net of tax.

As of January 31, 2008, the total compensation cost related to unvested stock-based awards granted to employees under our stock option plans but not yet recognized was $517,184. The cost of each award will be amortized on a straight-line basis over its term, which range from two to four years, and will be adjusted for subsequent changes in estimated forfeitures.

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

There were no options granted during the three months ended January 31, 2008. For the three months ended January 31, 2007, we granted 100,000 options.

RECENT ACCOUNTING PRONOUNCEMENTS

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

In December 2007, the FASB issued SFAS No. 141(R), Business Combinations, and SFAS No. 160, Accounting and Reporting of Non-Controlling Interest in Consolidated Financial Statements, an Amendment of ARB No. 51 (SFAS No. 160). These new standards will significantly change the financial accounting and reporting of business combination transactions and non-controlling (or minority) interests in consolidated financial statements. We will be required to adopt SFAS No.141(R) and SFAS No. 160 on or after December 15, 2008. We have not yet determined the effect, if any, that the adoption of SFAS 141(R) and SFAS No. 160 will have on our consolidated financial statements.

In December 2007, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 110 (“SAB 110”) to permit entities, under certain circumstances to continue to use the “simplified” method, in developing estimates of expected term of “plain-vanilla” share options in accordance with Statement No. 123R Share-Based Payment. SAB110 amended SAB 107 to permit the use of the “simplified” method beyond December 31, 2007. We believe that the adoption of SAB 110 will not have a material impact on our consolidated financial statements.

3. INVESTMENTS

Investments at January 31, 2008, consisted of $3.9 million of principal invested in Auction Rate Securities (ARS) and $0.5 million in short-term investments. The ARS held by us are private placement securities with long-term nominal maturities for which the interest rates are reset through a Dutch auction each month. The monthly auctions historically have provided a liquid market for these securities. Our investments in ARS represent interests in collateralized debt obligations supported by pools of residential and commercial mortgages or credit cards, insurance securitizations and other structured credits, including corporate bonds. Some of the underlying collateral for the ARS held by us consists of sub-prime mortgages.

Consistent with our investment policy guidelines, the ARS investments held by us all had AAA/Aaa credit ratings at the time of purchase. With the liquidity issues experienced in global credit and capital markets, the ARS held by us at January 31, 2008 have experienced multiple failed auctions as the amount of securities submitted for sale has exceeded the amount of purchase orders. In addition, in the first quarter of 2008, investments in ARS held by us were downgraded and others were placed on credit watch. All of these securities retained at least an Aa3 rating as of January 31, 2008.

The estimated market value of our ARS holdings at January 31, 2008 was $3.2 million, which reflects a approximate adjustment of $691,000 to the principal value of $3.9 million. Although the ARS continue to pay interest according to their stated terms, based on valuation models and an analysis of other-than-temporary impairment factors we have recorded a pre-tax impairment charge of approximately $691,000 in the first quarter of 2008, reflecting the portion of ARS holdings that we have concluded have an other-than-temporary decline in value.

ARS were classified in prior periods as current assets under marketable securities. Given the failed auctions, our ARS are illiquid until there is a successful auction for them. Accordingly, the entire amount of such remaining ARS has been reclassified from short-term investments to non-current investments.

4. ACQUISITION

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

The allocation of the preliminary purchase price and estimated useful lives and first year amortization associated with certain assets is as follows (in thousands):

Accounts receivable	$2,645
Prepaid expenses and other assets	211
Inventory	3,312
Property plant and equipment	1,598
Identifiable depreciable intangibles assets	7,720
Trade name	1,600
Goodwill	25,735
Accounts payable and other accrued expenses	(1,122)
Total cash purchase price	$41,699

•	Includes the excess of the purchase price over the estimated fair value of assets and liabilities assumed.

Unaudited pro forma results of operations, assuming the acquisition of Summit had been completed at the beginning of each period are summarized below. The results reflect adjustments to amortization, interest expense, and income tax expense. The interest rates used in determining the pro forma adjustments are related to the credit facility and approximate a blended average rate of 9.54% for the three months ended January 31, 2008. The pro forma adjustment for the income tax expense is based on our effective rate of 40%. The pro forma earnings per share are based on the Company’s shares outstanding, as no shares were issued for the acquisition.

	For the Three Months Ended
	January 31, 2008	January 31, 2007
	(In Thousands, Except For Per Share Amounts)
Net sales	$15,184	$17,241
Net earnings	$331	$(158)
Basic earnings per share	$0.03	$(0.01)
Diluted earnings per share	$0.03	$(0.01)

In the above acquisition, we acquired various intangible assets listed below:

Acquired Intangible Assets (in thousands)

	January 31, 2008
	Fair Market Value	Estimated Lives	Accumulated Amortization	Net Fair Market Value
Amortized Intangible Assets
Customer relationships	$3,600	5 years	$600	$3,000
Patent application	520	10 years	43	477
Game library	3,600	10 years	300	3,300
Total amortizable intangible assets	$7,720		$943	$6,777

Unamortized Intangible Assets
Goodwill	$25,735
Summit trade name	1,600
Total	$27,335

Amortization expense related to the acquisition of Summit for the three months ended January 31, 2008 was $283,000. Estimated future aggregate amortization expense for intangible assets associated with the Summit acquisition subject to amortization as of January 31, 2008 is as follows (in thousands):

2008	$849
2009	1,132
2010	1,132
2011	1,132
2012	712
After 2012	1,820
$6,777

5. NET INCOME PER SHARE

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

(In thousands, except per share amounts)

	Three Months Ended January 31,
	2008	2007
Net income, as reported	$331	$1,072
Weighted average number of shares outstanding	12,426	12,614
Incremental shares from the assumed exercise of dilutive stock options	251	647
Dilutive weighted shares	12,677	13,261
Net income per share:
Basic	$0.03	$0.09
Diluted	$0.03	$0.08

6. TREASURY STOCK

On September 4, 2007 the Board of Directors authorized expending up to $5.0 million in a share repurchase program. During the fiscal year ended October 31, 2007 we advanced $500,000 to a member of our Board of Directors to repurchase stock on our behalf and accounted for this as a related party receivable for financial statement reporting purposes. During the quarter ended January 31, 2008 the director settled the receivable with repurchased common stock. As of January 31, 2008 we had acquired a total of 330,906 shares of our common stock at a cost of approximately $2.3 million (including the shares received from the related party) pursuant to our repurchase program.

7. LEGAL PROCEEDINGS

On March 22, 2001, we filed GameTech International, Inc. v. Trend Gaming Systems, LLC, CIV 01-0540 PHX LOA, a claim in the United States District Court for the District of Arizona, seeking a declaratory judgment that we are not in material breach of our November 1, 1999 Distribution Agreement with Trend Gaming Systems, LLC (“Trend”), and seeking damages for past due payments and wrongful withholdings by Trend. Trend counterclaimed, alleging that its payments were in compliance with its contractual obligations. Trend also contended that we were in breach of certain of our contractual obligations to Trend, including that we had wrongfully terminated Trend. On December 16, 2002, the court entered at our request an order enjoining Trend from using approximately $540,000 in funds it had collected on our behalf, pending a trial on our ownership interest in those funds. The money was placed in two bank accounts/constructive trusts, subject to the court’s control. The sums in those accounts now total approximately $620,000. In addition, collections of accounts receivable by Trend, if any, are also being placed in that account, pending the resolution of the case. We have posted a $450,000 deposit with the court as a bond, which is presented as restricted cash on our condensed consolidated balance sheets. The accounts receivable from Trend were fully reserved. During the quarter ended January 31, 2008, we wrote off all receivables and related reserves. Trial in this matter commenced October 4, 2004. On November 1, 2004, the jury returned a verdict in favor of Trend against us in the amount of $3.5 million in compensatory damages. The jury also awarded us $735,000 in compensatory damages against Trend for funds Trend collected on our behalf but failed to remit to us. The court denied all of our post-trial motions, except that it maintained the injunction imposing a constructive trust, pending resolution of the issues on appeal. The court setoff the jury awards and entered an amended judgment for Trend on March 12, 2005, in the amount of $2.8 million, plus interest on that sum at the rate of 3.31% per annum beginning March 30, 2005.

We appealed to the United States Court of Appeals for the Ninth Circuit on April 8, 2005. We posted a supersedeas bond on April 8, 2005, in the court-appointed amount of $3.4 million, which bond stays any action by Trend to collect on the judgment, pending appeal. Trend initially sought an award of $810,000 in legal fees and $26,000 in expenses and costs. In an amended request, Trend sought an award of $1.4 million in legal fees and $61,000 in expenses and costs. The court awarded Trend $909,000 in legal fees, expenses and costs plus interest of 3.77% per annum beginning August 5, 2005. We appealed the fee award to the United States Court of Appeals for the Ninth Circuit on August 5, 2005. We posted an additional supersedeas bond with the court on August 18, 2005 in the amount of $1.1 million, thereby staying any action by Trend to collect the fees, pending appeal. Any cash used in the collateralization of the bonds was accounted for as restricted short-term investments on our consolidated balance sheets. On April 19, 2007 a three-judge panel of the United States Court of Appeals for the Ninth Circuit heard oral arguments for the appeal.

On May 16, 2007, the United States Court of Appeals for the Ninth Circuit issued its ruling in our favor upholding each of the items we appealed, reversing the trial court’s rulings and remanding the matter back to the trial court for a new trial. Currently, there is no set date as to when the matter will be returned to the control of the lower court. Additionally, as a result of this decision, the supersedeas bonds we posted prior to filing the appeal were released by the lower court as of August 18, 2007. Upon receipt of the released supersedeas bonds from the court we terminated the supporting insurance polices and had the letters of credit released giving us access to the certificates of deposit which had served as the cash security for the supersedeas bonds.

For the year ended October 31, 2004, we recorded an estimated loss contingency in the Trend litigation of $2.8 million, which was estimated based on the amounts of the judgment described above. We recorded an additional loss contingency of $0.9 million in the third quarter of fiscal 2005 to account for the increased total award to Trend for legal fees and expenses and costs. In addition we have recorded a loss of $313,000 through October 31, 2007 for the interest accrued on the Trend judgment. With the United States Court of Appeals for the Ninth Circuit ruling upholding each of the items we appealed, reversing the trial court’s rulings and remanding the matter back to the trial court for a new trial, we believe there is no further justification at this time for continuing to accrue loss contingencies.

On March 2, 2004, a jury rendered a verdict in our favor and against Trend Gaming, LLC, a Kentucky LLC (“Trend Gaming”) (involving a prior distribution agreement in Virginia) awarding compensatory and punitive damages in the total amount of approximately $1.5 million. The jury also returned a verdict against Steven W. and Rhonda Hieronymus awarding compensatory and punitive damages of $1.0 million. The court reduced compensatory damages against Trend Gaming to $1.1 million. The court affirmed $150,000 in punitive damages against Trend Gaming and awarded us fees and costs of suit against Trend Gaming in the amount of $650,000. Compensatory damages against Mr. and Mrs. Hieronymus have been reduced to $762,000 but the punitive damage award against them in the amount of $150,000 remains unchanged. Of the total compensatory damages of $1.1 million awarded to us, $762,000 represents compensation for lost profits. We can only collect such damages from one of the defendants to avoid a double recovery. Defendants appealed the judgment against them. On March 5, 2007, the Appellate Court entered its ruling affirming the judgment of the lower court in our favor. Defendants did not post a supersedeas bond, and we are therefore not precluded from pursuing collection on the judgment during the appeal. We have not recorded an estimated gain contingency, as we can give no assurances whether we will be able to collect any award from the defendants.

We are involved in various other legal proceedings arising in the ordinary course of our business. We do not believe that any of those proceedings will have a material adverse effect on our business, results of operations, or financial condition.

8. CREDIT AGREEMENT

On March 28, 2007, we entered into a credit facility which consists of a term note for $30.0 million and a revolving line of credit in the amount of $10.0 million relating to the acquisition of Summit. The term note bears interest at the prime rate plus 1.75%, with a minimum annual rate of 9.75%. As of January 31, 2008 the interest rate was 9.75% and the balance of the term note was $20.9 million. Interest payments are due monthly and beginning January 1, 2008, principal payments of $1.1 million are due quarterly with the remainder of $11.3 million due March 28, 2012. The revolving line of credit bears interest based on the prime rate plus 0.50%, with a minimum annual rate of 8.50%. As of January 31, 2008 the interest rate was 8.50% and the outstanding balance of the revolver was $7.4 million. The revolving line of credit requires monthly payments of interest only and the outstanding balance is due on March 28, 2012. We can give no assurance that the revolving credit facility will be renewed. Our obligations under the agreement are secured by substantially all of our assets.

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

The credit facility contains numerous affirmative and negative covenants, including restrictions on liens, limitations on indebtedness, prohibitions on fundamental changes, restrictions on investments, prohibition of dividends or redemptions and limitations on capital expenditures. We must maintain Qualified Cash, as defined, of at least $6.0 million. The credit facility also contains specified financial covenants, including a leverage ratio, fixed charge coverage ratio and a specific level of trailing twelve month earnings before income taxes, depreciation, and amortization (TTM EBITDA). Upon an event of default, the lenders under the credit facility can accelerate all obligations under the agreement and terminate the revolving credit commitment. As of January 31, 2008 we did not meet the TTM EBITDA covenant. As of March 11, 2008 we entered into Amendment Number Three to Financing Agreement that amends the TTM EBITDA and capital expenditure limits covenants of the credit facility, and we are now in compliance.

On March 28, 2007, we terminated our prior revolving line-of-credit as part of the requirements of our new credit facility.

9. INCOME TAXES

We recorded our income tax provision at an effective rate of 36.1% and 37.7% for the three months ended January 31, 2008 and 2007, respectively. The actual effective tax rate is different from the expected federal rate of 34%, reflecting certain permanent differences between financial accounting and tax accounting, and state and foreign tax provisions.

In July 2006, the FASB issued FIN 48, Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109, which creates a single model to address uncertainty in income tax positions and prescribes the minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. It also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 was effective for fiscal years beginning after December 15, 2006, and accordingly, the Company adopted FIN 48 beginning on November 1, 2007. As a result of the implementation of FIN 48, no material amounts were recognized.

We file numerous consolidated and separate income tax returns in the United States federal jurisdiction and in many state and foreign jurisdictions.  With few exceptions, we are no longer subject to United States federal income tax examinations for years before 2003 and are no longer subject to state and local, or foreign income tax examinations for years before 2002.

10. BUSINESS SEGMENT INFORMATION

During the fiscal quarter ended April 30, 2007, management reviewed our operating segments in accordance with SFAS 131, Disclosure about Segments of an Enterprise and Related Information. As a result of our acquisition of Summit in March 2007, management determined that a new operating segment was appropriate. The segment discussion outline below represents the adjusted segment structure as determined by management in accordance with SFAS 131.

Management has identified two operating segments. Each operating segment is considered a reporting segment which is described as follows: the design, development, and marketing of interactive electronic bingo systems consisting of portable and fixed-based systems and the manufacturing and sale of video lottery terminals.

The accounting policies of the reporting segments are the same as those described in the summary of significant accounting policies. We evaluate the performance of these segments based on many factors including sales, sales trends, margins, and operating performance.

Financial information for our reporting segments is as follows: (in thousands)

	Three Months Ended January 31,
	2008	2007
Net Revenue
Bingo systems	$11,068	$12,016
Video lottery terminal	4,116	-
	$15,184	$12,016
Net Cost of Revenue
Bingo systems	$4,691	$4,922
Video lottery terminal	1,909	-
	$6,600	$4,922
Net Income
Bingo systems	$281	$1,072
Video lottery terminal	50	-
	$331	$1,072
Depreciation and Amortization
Bingo systems	$2,371	$2,676
Video lottery terminal	320	-
	$2,691	$2,676
Interest Expense
Bingo systems	$10	$48
Video lottery terminal	704	-
	$714	$48

	January 31, 2008	October 31, 2007
Identifiable Assets
Bingo systems	$79,922	$83,131
Video lottery terminal	9,738	10,751
	$89,660	$93,882

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with our unaudited condensed consolidated financial statements and notes thereto included elsewhere in this report, as well as our audited consolidated financial statements for the fiscal year ended October 31, 2007 contained in our Annual Report on Form 10-K.

This document includes various “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which represent our expectations or beliefs concerning future events. Statements containing expressions such as “believes,” “anticipates,” or “expects,” used in our press releases and periodic reports on Forms 10-K and 10-Q filed with the SEC, are intended to identify forward-looking statements. All forward-looking statements involve risks and uncertainties. Although we believe our expectations are based upon reasonable assumptions within the bounds of our knowledge of our business and operations, there can be no assurances that actual results will not differ materially from expected results. We caution that these and similar statements included in this report are further qualified by important factors that could cause actual results to differ materially from those in the forward-looking statements. Such factors include those discussed under the heading “Risk Factors” in our Annual Report on Form 10-K for the year ended October 31, 2007 and in this report. Readers are cautioned not to place undue reliance on forward-looking statements, which speak only as of the date thereof. We undertake no obligation to publicly release any revisions to such forward-looking statements to reflect events or circumstances after the date hereof.

OVERVIEW

We design, develop, and market several bingo systems and video lottery terminals (“VLT’s”). We entered into the VLT business in March 2007, with our acquisition of Summit Amusement and Distributing Ltd. (“Summit”) for $41.7 million in cash. For the three months ended January 31, 2008, video lottery terminal sales accounted for 27%, portable bingo systems accounted for 59%, and fixed-based bingo units accounted for 14% of our revenue. As of January 31, 2008, we had bingo systems in service in 38 states, one US territory, and four foreign countries and VLT sales in 15 states, one US territory, and several Native American locations. We are also developing and marketing server based wireless gaming systems on which users can play a range of games including bingo, video poker, keno and other slot machine games, and expect to install our first system in the second fiscal quarter of 2008.

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

Our VLT business generated revenue from sales of video lottery terminals (new and used), software conversions kits, content fees, license fees, participation fees, parts/equipment and service. For the three months ended January 31, 2008, 82.1% of our VLT business sales were derived from the sales of new and used equipment, conversion kits and parts/equipment. In some instances, we may choose to recognize recurring participation revenue in lieu of one-time machine sales. Revenue growth is driven by increasing market share in existing markets and expanding product placement into new markets.

Our bingo and VLT expenses consist primarily of (a) cost of revenue, consisting of expenses associated with technical and operational support of the bingo systems within bingo halls, depreciation and amortization of bingo terminals, cost of sales related to Summit equipment sold, the repair/refurbishment/disposal of bingo terminals and related support equipment, and excess of obsolescence allowance for bingo units; (b) general and administrative, consisting of activities associated with management of our company and related support, which includes finance and accounting, legal, compliance, information systems, human resources, and accounts receivable reserve; (c) sales and marketing, consisting primarily of commissions paid to distributors for promoting and supporting our products and internal sales force with a focus upon generating new customers and upgrades for existing customers; and (d) research and development, consisting of company-sponsored research and development activities to provide players with new or enhanced products on which to play electronic bingo or new games themes for our video lottery terminals.

Net income for the first quarter of fiscal 2008 was $0.3 million, compared with $1.1 million for the same period in fiscal 2007. Net income for 2008 was adversely affected by a $0.7 million pre-tax ($0.5 million after tax) impairment charge related to our investments in auction rate securities, discussed in more detail in Note 3 to the financial statements included in this report. During the first quarter of 2008, we also incurred increased interest expense of $704,000 and increased amortization expense of $283,000 due to the acquisition of Summit.

On September 4, 2007 the Board of Directors authorized expending up to $5.0 million in a share repurchase program.  The shares are expected to be acquired through open market transactions by September 3, 2008.  The actual amount and timing of dollars expended and shares repurchased will be subject to business and market conditions and applicable SEC rules. As of January 31, 2008, we had acquired a total of 330,906 shares at a cost of approximately $2.3 million pursuant to this program

On March 11, 2008, we entered into Amendment Number Three to Financing Agreement amending our credit facility agreement because our TTM EBITDA did not meet the requirements of the agreement. The Amendment Number Three to Financing Agreement:

•	Reduced the TTM EBITDA from $22 million to $20 million for the quarters ending January 31, 2008 and April 30, 2008.

•	Reduced the TTM EBITDA from $22 million to $21 million for the quarter ending July 31, 2008.

•	Reduced the capital expenditure limit from $14 million to $12 million for the fiscal year ending October 31, 2008.

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

 Our critical accounting policies are those that are both important to the portrayal of our financial condition and results of operations and require management’s most difficult, subjective and complex judgment. These critical accounting policies are discussed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2007 Form 10-K and Form 10-K/A. There have been no changes to our critical accounting policies since the filing of our 2007 Form 10-K and Form 10-K/A.

RESULTS OF OPERATIONS

Three Months Ended January 31, 2008 compared to Three Months Ended January 31, 2007

The following table sets forth certain selected unaudited condensed consolidated financial data for the periods indicated:

	Three Months Ended January 31, (in thousands)
	Including Summit	Excluding Summit		% Change Favorable/
	2008	2008	2007	(Unfavorable)
Net revenue	$15,184	$11,068	$12,016	(7.9)%
Cost of revenue	6,600	4,691	4,922	4.7%
Gross profit	8,584	6,377	7,094	(10.1)%
Operating expenses:
General and administrative	2,758	1,867	1,972	5.3%
Sales and marketing	2,537	2,408	2,908	17.2%
Research and development	1,489	1,052	602	(74.8)%
Loss contingencies	-	-	46	0.0%
Total operating expenses	6,784	5,327	5,528	3.6%
Income from operations	1,800	1,050	1,566	(33.0)%
Interest expense	(714)	(10)	-	0.0%
Impairment of investments	(691)	(691)	-	0.0%
Other income, net	123	108	155	(30.3)%
Income before income taxes	518	457	1,721	(73.5)%
Provision for income taxes	187	176	649	72.9%
Net income	$331	$281	$1,072	(73.8)%

We acquired substantially all of the assets of Summit on March 28, 2007. The net revenues and net income from operations for Summit in the three months ended January 31, 2008 were $4.1 million and $50,000, respectively. The following discussion of the results of operations excludes the results of Summit except as otherwise indicated.

Net Revenue

Net revenue for the first quarter of 2008 decreased 7.9% to $11.1 million from $12.0 million in the comparable quarter in 2007. The decrease in net revenue for the quarter is a result of several factors. Bingo net revenue decreased $0.9 million for the quarter, driven by increased regional competition and pricing pressures as well as continued migration of commercial accounts to more profitable slot machine style gaming over bingo. However, offsetting the decline in revenue was an increase of approximately $255,000 in revenue in various key states, increased expansion in the United Kingdom, as well as the continued popularity and rollout of our Traveler and Tracker terminals. Including the results of Summit, our reported net revenues for the first quarter of 2008 increased $3.2 million from the first quarter of 2007. Our Summit division’s results for the quarter were impacted by some softness in the Montana market as well as fewer than expected shipments to the Louisiana market. With over 80% of Summit’s sales coming from the Montana and Louisiana markets, financial results for this segment may continue to be volatile from quarter to quarter until we have broadened our revenue base by expanding into new markets.

Cost of Revenue

Total cost of revenue decreased 4.7% to $4.7 million, or 42.4% of net revenue in the first quarter of 2008, from $4.9 million, or 41.0% of net revenue, for the comparable quarter in 2007. Bingo equipment depreciation decreased by approximately $207,000 over the comparable quarter in 2007 primarily due to Travelers becoming fully depreciated. Including the results of Summit, our reported cost of revenue rose from $4.9 million in the first quarter of 2007 to $6.6 million in the first quarter of 2008

Gross Profit

Gross profit decreased 10.1% to $6.4 million, or 57.6% of net revenue in the first quarter of 2008, from $7.1 million, or 59.0% of net revenue, for the comparable quarter in 2007. The decrease is due to the revenue decline resulting from the factors mentioned above. Including the results of Summit, our reported gross profit increased from $7.1 million in the first quarter of 2007 (59.0% of net revenue) to $8.6 million for the first quarter of 2008 (56.5% of net revenue).

Operating Expenses

Total operating expenses decreased 3.6% to $5.3 million, or 48.1% of net revenue, in the first quarter of 2008, from $5.5 million, or 46.0% of net revenue, for the comparable quarter in 2007. Operating expenses include general and administrative, sales and marketing, including distributor commissions, research and development, and loss contingencies.

General and administrative costs decreased 5.3% to $1.9 million, or 16.9% of net revenue, in the first quarter of 2008, from $2.0 million, or 16.4% of net revenue, for the comparable quarter in 2007. The decrease was attributable to the allocation of expenses to Summit, personnel changes, and severances expensed in the first quarter of 2007, offset by an increase in accounting and legal fees, and equipment testing.

Sales and marketing expenses decreased 17.2% to $2.4 million, or 21.8% of net revenue, in the first quarter of 2008, from $2.9 million, or 24.2% of net revenue, for the comparable quarter in 2007. The decrease is primarily due to a decrease in distributor commissions as well as salary and other employee costs, along with a decrease in advertising fees for Canadian locations due to a legislative change.

Research and development expenses increased 74.8% to $1.1 million, or 9.5% of net revenue, in the first quarter of 2008, from $0.6 million, or 5.0% of net revenue, for the comparable quarter in 2007. The increase was primarily due to an increase in salary and other employee costs for additional employees and consulting, as well as an increase in project costs offset by a decrease in the depreciation of fixed assets.

Loss contingencies, representing interest accrued on a legal judgment, were not recorded in the first quarter of 2008, compared to $46,000, or 0.4% of net revenue, for the first quarter in 2007.

Including the results of Summit, our reported total operating expenses increased from $5.5 million in the first quarter of 2007 to $6.8 million in the first quarter of 2008.

Interest Expense

Our reported interest expense of $0.7 million for the first quarter of 2008 was due almost entirely to interest paid on our debt incurred to purchase Summit.

LIQUIDITY AND CAPITAL RESOURCES

We have funded our operations to date primarily through cash from operations and other capital sources. This capital is used for operations, research and development, and capital expenditures of bingo equipment and associated support equipment and software. As of January 31, 2008 and October 31, 2007, we had a working capital balance of $10.5 million and $14.0 million, respectively. As of January 31, 2008, our principal sources of liquidity included cash and cash equivalents of $7.6 million and $0.5 million in short-term investments. Current liabilities include an accrued liability of $4.0 million in connection with a contingent litigation judgment.

The acquisition of Summit was financed primarily by a credit facility consisting of a term loan of $30.0 million and a revolving line of credit with a limit of $10.0 million. As of January 31, 2008, the interest rate on our term loan was 9.75% and on our revolving credit facility was 8.50%. We incurred interest expense of approximately $703,500 for the three months ended January 31, 2008 compared to minimal interest expense for the comparable period in 2007. The interest expense is primarily due as a result of the debt incurred in March 2007 to finance the Summit acquisition.

Operating activities provided $4.5 million of cash for the three-month period ended January 31, 2008 compared with $2.1 million for the three-month period ended January 31, 2007. The $4.5 million consisted primarily of our net income of $0.3 million adjusted by $2.8 million from depreciation, amortization, obsolescence provisions, and loss on disposal of bingo terminals and related equipment provisions and $1.3 million provided by net changes in other operating assets and liabilities. Included in this change is a $0.7 million impairment of investments. For the three-month period ended January 31, 2007, the $2.1 million consisted primarily of our net income of $1.1 million adjusted by $2.6 million from depreciation, amortization, obsolescence provisions, and loss on disposal of bingo terminals and related equipment provisions and $1.6 million used by net changes in other operating assets and liabilities.

Investing activities provided approximately $2.4 million of cash in investing activities for the three-month period ended January 31, 2008 compared with using approximately $2.8 million of cash for the three-month period ended January 31, 2007. The $2.4 million included $1.1 million in capital expenditures for bingo terminals and associated support equipment. In addition, $3.5 million was received from the sale of short-term investments during the period ended January 31, 2008. During the three-month period ending January 31, 2007, the $2.8 million consisted of capital expenditures substantially all of which was expended on bingo terminals and associated support equipment.

Financing activities used approximately $2.9 million during the three-month period ended January 31, 2008 compared with providing $129,000 for the three-month period ended January 31, 2007. The $2.9 million included payments on long-term debt of approximately $1.1 million and the purchase of our common stock for approximately $1.8 million. The $129,000 provided for the three-month period ended January 31, 2007 was from proceeds of $120,000 from stock option exercises and $15,000 in tax benefits from stock options exercised and $6,000 on payments of long term debt.

Our credit facility agreement contains numerous restrictive covenants. These restrictions could result in a curtailment of our capital expenditures including those for bingo devices, and related equipment. In the event we were unable to raise additional capital if needed, further measures could be necessary, including the delay or reduction of our operations, research and development and other activities. Certain of such measures may require third-party consent or approvals, including the financial institution under the credit facility, certain regulatory bodies, and others, and there are no assurances such consent or approvals could be obtained. Amendment Three to the Financing Agreement limits our capital expenditures. Management does not believe that the limitation will adversely affect our ability to acquire the necessary devices and related equipment.

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

On September 4, 2007 the Board of Directors authorized expending up to $5.0 million in a share repurchase program.  The shares are expected to be acquired through open market transactions by September 3, 2008.  The actual amount and timing of dollars expended and shares repurchased will be subject to business and market conditions and applicable SEC rules. As of January 31, 2008, we had acquired a total of 330,906 shares at a cost of approximately $2.3 million pursuant to this program.

Purchase Commitments

From time to time, we enter into commitments with our vendors to purchase VLT parts, bingo terminals and support equipment at fixed prices and/or guaranteed quantities. During the fiscal year ending October 31, 2007, we entered into various additional agreements for component parts for VLTs, Tracker and Traveler as well as component parts for the GameTech Mini ™. As of October 31, 2007, approximately $2.9 million of these commitments were outstanding. As of January 31, 2008, approximately $2.8 million of these commitments were outstanding. All purchases are expected to occur by the end of the fiscal year.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market Risks

We maintain an investment portfolio of approximately $3.9 million in investment grade corporate issues, and in investment grade auction rate securities. The values of these investments are subject to changes in interest rates. During the quarter ended January 31, 2008 we recorded an impairment of approximately $0.7 million due to the devaluation of our auction rate securities. For additional information, see Note 3 to our financial statements included in this report. We monitor these investments for impairment and make appropriate reductions in carrying value when necessary.

There have been no material changes in market risk to our investment portfolio resulting from changes in interest rates from that disclosed in our Form 10-K and Form 10-K/A for the fiscal year ended October 31, 2007.

On March 28, 2007, we entered into a credit facility, which consists of a term note for $30 million and a revolving line of credit in the amount of $10 million relating to the acquisition of Summit. At January 31, 2008 the balances of the term note and revolving line of credit were $20.9 million and $7.4 million, respectively.

Because the interest rate on the credit facility is variable, our cash flow may be affected by increases in interest rates, in that we would be required to pay more interest in the event that interest rates increase. Assuming we had a $28.3 million balance outstanding as of January 31, 2008, and the blended average rate of interest rate was 9.71%, our monthly interest payment, if the rate stayed constant, would be approximately $229,000. If the prime rate rose to 375 basis points to 12.0%, which assumes an unusually large increase, our monthly payment would be approximately $283,000. A more likely increase of 1.0% or 2.0%, given the recent trend of relatively low interest rates, would result in a monthly payment of approximately $253,000 or $276,000, respectively.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure controls and procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), as appropriate, to allow timely decisions regarding required disclosure.

As of the end of the period covered by this report, we carried out an evaluation under the supervision and with the participation of our management, including the CEO and CFO, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(e). Based on this evaluation, the CEO and CFO concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

Changes in Internal Control over Financial Reporting

Other than as disclosed directly below, there have been no changes in our internal control over financial reporting during the quarter ended January 31, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

In our Form 10-K for the fiscal year ended October 31, 2007, we previously reported a significant deficiency in our internal control process related to the revenue recognition procedures related to software contracts with multiple delivery elements.  As of January 31, 2008 we believe the significant deficiency was remediated but no testing has been performed. The testing will be performed prior to July 31, 2008.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

For a discussion of our current litigation, see Note 7 (Legal Proceedings) to our consolidated financial statements included herein.

We are involved in various other legal proceedings arising in the ordinary course of our business. We do not believe that any of those proceedings will have a material adverse effect on our business, results of operations, or financial condition.

ITEM 1A. RISK FACTORS

We may be adversely impacted by economic factors beyond our control and may incur additional impairment charges to our investment portfolio.

As of January 31, 2008 we had $3.9 million of principal invested in Auction Rate Securities (“ARS”), representing interests in collateralized debt obligations supported by pools of residential and commercial mortgages or credit cards, insurance securitizations and other structured credits, including corporate bonds. Some of the underlying collateral for the ARS held by us consists of sub-prime mortgages. The estimated market value of our ARS holdings at January 31, 2008 was $3.2 million, which reflects a $0.7 million adjustment to the principal value of $3.9 million.

Although the ARS continue to pay interest according to their stated terms, based on valuation models and an analysis of other-than-temporary impairment factors, we have recorded an impairment charge of approximately $0.7 million in the first quarter, reflecting the portion of ARS holdings that we have concluded have an other-than-temporary decline in value.

The credit and capital markets could continue to deteriorate in 2008. If uncertainties in these markets continue, these markets deteriorate further or we experience any additional rating downgrades on any investments in our portfolio (including on ARS), we may incur additional impairments to our investment portfolio, which could negatively affect our financial condition, cash flow and reported earnings.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases Of Equity Securities

The following table provides information regarding repurchases of our common stock made by or on behalf of us, or any “affiliated purchaser” as defined in SEC rules, of our equity securities registered pursuant to Section 12 of the Exchange Act, for each month during the first quarter of fiscal year 2008, in the format required by SEC rules:

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Dollar Amount of Shares (in thousands) That May Yet Be Purchased Under the Plans or Programs (1)
November 1, 2007 - November 30, 2007	52,081	$7.59	52,081	$4,240
December 1, 2007 - December 31, 2007	179,000	6.93	179,000	3,000
January 1, 2008 - January 31, 2008	49,000	6.41	49,000	2,686

Total repurchased for the quarter	280,081	$6.96	280,081	$2,686

Total for the repurchase plan	330,906	$6.99	330,906	$2,686

(1)
On September 4, 2007 the Board of Directors authorized expending up to $5.0 million in a share repurchase program. The shares reported in the table were acquired in open market transactions pursuant to this program. Approximately $2.7 million remains available for repurchase of our common stock related to this program, which expires September 3, 2008.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not Applicable

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not Applicable

ITEM 5. OTHER INFORMATION

Not Applicable

ITEM 6. EXHIBITS

2.1	Asset Purchase Agreement dated August 30, 2006 between GameTech International, Inc. and Summit Amusement & Distributing Ltd. (1)

3.1	Certificate of Incorporation of the Registrant, as amended (2)

3.3	Certificate of Designation of Series A Junior Participating Preferred Stock of the Registrant (3)

3.4	Second Amended and Restated Bylaws of the Registrant (4)

4.1	GameTech International, Inc. Registration Rights Agreement (5)

4.3	Rights Agreement, dated as of March 7, 2003, between GameTech International, Inc. and Mellon Investor Services, LLC, as rights agent (6)

4.4	Specimen Common Stock Certificate (7)

10.1	Amendment Number Three to Financing Agreement dated effective March 11, 2008 (8)

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K dated August 30, 2006 as filed with the Commission on or about August 31, 2006.

(2)	Incorporated by reference to Exhibits 2.1 and 10.1 to the Registrant’s Registration Statement on Form S-1 (Registration No. 333-34967) as filed with the Commission on or about September 4, 1997.

(3)
Incorporated by reference to Exhibits 3.3 and 4.4 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended April 30, 2003 as filed with the Commission on or about March 17, 2003.

(4)
Incorporated by reference to Exhibit 3.4 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended April 30, 2004, as filed with the Commission on or about March 16, 2004; Commission file No. 000-23401

(5)
Incorporated by reference to Exhibit 4.1 to Amendment No. 1 to the Registrant’s Registration Statement on Form S-1 (Registration No. 333-34967) as filed with the Commission on or about October 17, 1997.

(6)	Incorporated by reference to Exhibit 4.3 to the Registrant’s Current Report on Form 8-K dated March 7, 2003 as filed with the Commission on or about March 10, 2003; Commission file No. 000-23401

(7)
Incorporated by reference to Exhibits 3.3 and 4.4 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended April 30, 2003 as filed with the Commission on or about March 17, 2003; Commission file No. 000-23401

(8)	Incorporated by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K dated March 11, 2008 as filed with the commission on or about March 11, 2008.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Signature	Title	Date

/S/ Jay M. Meilstrup	Chief Executive Officer and President
Jay M. Meilstrup	(Principal Executive Officer)	March 11, 2008

/S/ Donald Tateishi	Chief Financial Officer	March 11, 2008
Donald Tateishi	(Principal Financial Officer)

EXHIBIT INDEX

2.1	Asset Purchase Agreement dated August 30, 2006 between GameTech International, Inc. and Summit Amusement & Distributing Ltd. (1)

3.1	Certificate of Incorporation of the Registrant, as amended (2)

3.3	Certificate of Designation of Series A Junior Participating Preferred Stock of the Registrant (3)

3.4	Second Amended and Restated Bylaws of the Registrant (4)

4.1	GameTech International, Inc. Registration Rights Agreement (5)

4.3	Rights Agreement, dated as of March 7, 2003, between GameTech International, Inc. and Mellon Investor Services, LLC, as rights agent (6)

4.4	Specimen Common Stock Certificate (7)

10.1	Amendment Number Three to Financing Agreement dated effective March 11, 2008 (8)

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K dated August 30, 2006 as filed with the Commission on or about August 31, 2006.

(2)	Incorporated by reference to Exhibits 2.1 and 10.1 to the Registrant’s Registration Statement on Form S-1 (Registration No. 333-34967) as filed with the Commission on or about September 4, 1997.

(3)
Incorporated by reference to Exhibits 3.3 and 4.4 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended April 30, 2003 as filed with the Commission on or about March 17, 2003.

(4)
Incorporated by reference to Exhibit 3.4 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended April 30, 2004, as filed with the Commission on or about March 16, 2004; Commission file No. 000-23401.

(5)
Incorporated by reference to Exhibit 4.1 to Amendment No. 1 to the Registrant’s Registration Statement on Form S-1 (Registration No. 333-34967) as filed with the Commission on or about October 17, 1997.

(6)	Incorporated by reference to Exhibit 4.3 to the Registrant’s Current Report on Form 8-K dated March 7, 2003 as filed with the Commission on or about March 10, 2003; Commission file No. 000-23401.

(7)
Incorporated by reference to Exhibits 3.3 and 4.4 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended April 30, 2003 as filed with the Commission on or about March 17, 2003; Commission file No. 000-23401.

(8)	Incorporated by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K dated March 11, 2008 as filed with the commission on or about March 11, 2008.