Form 10-Q
period 2008-04-30
GAMETECH INTERNATIONAL INC
filed 2008-06-09
CIK 1045014

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2008

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
Large accelerated filer ☐	Accelerated filer ☑
Non-accelerated filer ☐	Smaller reporting company☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
On June 5, 2008 the registrant had 12,098,108 outstanding shares of its Common Stock, par value $0.001 per share.

GAMETECH INTERNATIONAL, INC.
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED APRIL 30, 2008

PART 1 FINANCIAL INFORMATION

ITEM 1

GAMETECH INTERNATIONAL, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In Thousands, except shares and per share amounts)

	April 30,	October 31,
	2008	2007
	(Unaudited)	(Note 1)
Assets:
Current assets:
Cash and cash equivalents	$6,541	$3,630
Short-term investments	513	7,763
Accounts receivable, less allowance of $762 in 2008 and $2,429 in 2007	6,355	8,585
Inventory	4,193	4,298
Deposits	62	14
Prepaid expenses and other current assets	1,032	702
Prepaid taxes	419	76
Current portion of notes receivables	114	116
Deferred income taxes	2,625	2,651
Total current assets	21,854	27,835

Bingo equipment, furniture and other equipment, net	17,510	19,902
Goodwill, net	37,519	37,519
Intangibles, less accumulated amortization of $5,457 in 2008 and $4,634 in 2007	6,943	7,766
Restricted cash	514	502
Notes Receivables, net of current portion	71	132
Deferred income taxes, long term	229	226
Investments	2,882	-
Total assets	$87,522	$93,882
Liabilities and stockholders’ equity:
Current liabilities:
Accounts payable	$998	$2,094
Accrued payroll and related obligations	1,197	1,074
Accrued loss contingencies	4,022	4,022
Current portion of long term debt	4,441	4,462
Other accrued liabilities	1,335	2,230
Total current liabilities	11,993	13,882

Long term debt, net of current portion	23,186	25,297
Deferred income taxes	272	224
Total liabilities	$35,451	$39,403

Commitments and contingencies	-	-

Stockholders’ equity:
Common stock, $0.001 par value: 40,000,000 shares authorized; 14,472,732 shares
issued at April 30, 2008, and 14,472,732 shares issued at October 31, 2007	$14	$14
Additional paid in capital	51,376	51,355
Retained earnings	12,150	11,706
Treasury stock, at cost: 2,374,624 shares at April 30, 2008 and 1,855,325 shares
at October 31, 2007	(11,469)	(8,096)
Related party receivable	-	(500)
Total stockholders’ equity	52,071	54,479
Total liabilities and stockholders’ equity	$87,522	$93,882

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

GAMETECH INTERNATIONAL, INC.
CONDENSED CONSOLIDATED STATEMENT OF INCOME
(In Thousands, except per share amounts)
(Unaudited)

	Three Months		Six Months
	Ended April 30,		Ended April 30,
	2008	2007	2008	2007
Net revenue	$13,870	$13,411	$29,054	$25,428
Cost of revenue	6,169	5,852	12,769	10,775
Gross profit	7,701	7,559	16,285	14,653
Operating expenses:
General and administrative	2,556	2,090	5,314	4,062
Sales and marketing	2,713	2,623	5,250	5,531
Research and development	1,342	785	2,832	1,387
Loss contingencies	-	46	-	94
Total operating expenses	6,611	5,544	13,396	11,074
Income from operations	1,090	2,015	2,889	3,579
Interest expense	(669)	(354)	(1,382)	(355)
Impairment of investments	(285)	-	(977)	-
Other income (expense), net	45	167	169	325
Income before income taxes	181	1,828	699	3,549
Provision for income taxes	68	621	255	1,270

Net income	$113	$1,207	$444	$2,2

Net income per share:
Basic	$0.01	$0.10	$0.04	$0.18
Diluted	$0.01	$0.09	$0.04	$0.17

Shares used in calculating net income per share:
Basic	12,226	12,554	12,327	12,538
Diluted	12,438	13,099	12,561	13,111

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

GAMETECH INTERNATIONAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, In Thousands)

	Six Months Ended April 30,
	2008	2007
Cash flows from operating activities:
Net income	$444	$2,279
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	5,248	5,590
Obsolescence and loss on disposal of bingo terminals and related equipment	177	(18)
Loss on disposal of furniture and other equipment	8	62
Loss on investment impairment	977	-
Stock compensation expense	21	(180)
Deferred income taxes	71	(104)
Interest on investments	(179)	(201)
Interest on restricted cash	(12)	(11)
Change in operating assets and liabilities:
Accounts receivable, net	2,230	(663)
Deposits	(48)	3
Inventory	105	(547)
Prepaid taxes	(343)	(338)
Prepaid expenses and other assets	(238)	(258)
Notes receivable	63	-
Accounts payable	(926)	(1,769)
Accrued payroll and related obligations	123	(132)
Accrued loss contingencies	-	93
Income taxes payable	-	(294)
Other accrued liabilities	(895)	315
Net cash provided by operating activities	6,826	3,827
Cash flows from investing activities:
Proceeds from sale of short-term investments	3,570	18,037
Payments for purchase of short-term investments	-	(15,284)
Capital expenditures for bingo equipment, furniture, and other equipment	(2,388)	(3,885)
Payment for the acquisition of Summit Amusement & Distributing, Ltd.	-	(2,437)
Net cash provided by (used in) investing activities	1,182	(3,569)
Cash flows from financing activities:
Tax benefit from stock options exercised	-	47
Payments on long-term debt	(2,224)	-
Repurchase of treasury stock	(2,873)	-
Proceeds from issuance of common stock	-	165
Net cash (used in) provided by financing activities	(5,097)	212
Net increase in cash and cash equivalents	2,911	470
Cash and cash equivalents at beginning of period	3,630	5,411
Cash and cash equivalents at end of period	$6,541	$5,881
Supplemental cash flow information:
Cash paid during the period for:
Interest	$957	$43
Income taxes	$552	$1,652
Non-cash investing and financing activities:
Acquisition of assets included in accounts payable	$315	$485
Settlement of related party receivable in the company's common stock	$500	$-
Issuance of note payable for insurance	$92	$-
Notes payable for the acquisition of Summit Amusement & Distributing	$-	$38,945

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

GAMETECH INTERNATIONAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTES TO FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements and related disclosures as of April 30, 2008 have been prepared in accordance with generally accepted accounting principles in the United States (GAAP) applicable to interim financial information and with the instructions to Form 10-Q and Rule10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP  for complete financial statements. In our opinion, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of our financial position and interim results have been included. Operating results for the three and six-month periods ended April 30, 2008 are not necessarily indicative of the results that may be expected for the current fiscal year or any other period.

The balance sheet at October 31, 2007 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by GAAP for complete financial statements. These condensed unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes, as well as other information included in our Annual Report on Form 10-K for the year ended October 31, 2007 and any other of our filings with the Securities and Exchange Commission.

USE OF ESTIMATES

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Allowance for doubtful accounts, obsolescence, impairment of goodwill, loss contingencies, provision for income taxes, and stock-based compensation are significant estimates made by us. Actual results could ultimately differ from those estimates.

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

INVENTORIES

Inventories are stated at the lower of cost or market.  Our raw material is valued using the first-in, first-out method and our finished goods are valued using standard costing that approximates the first-in, first-out method. Management periodically reviews inventory balances, using recent and future expected sales to identify slow-moving or obsolete items. Inventories consist of the following at April 30, 2008 (in thousands):

April 30, 2008
Inventory – parts	$2,465
Inventory – equipment	1,728
Total Inventory	$4,193

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

We have adopted the Financial Accounting Standards Board (“FASB”) SFAS No. 123(R), Share Based Payment. This statement is a revision of SFAS No. 123, and supersedes APB Opinion No. 25, and its related implementation guidance. SFAS No. 123(R) addresses all forms of share-based payment awards including shares issued under employer stock purchase plans, stock options, restricted stock, and stock appreciation rights. Under SFAS No. 123(R), share-based payment awards result in a cost that will be measured at fair value on the award’s grant date. Stock options exercised in future periods will result in an adjustment within the Consolidated Statement of Cash Flows depicting increase in net cash provided by financing activities related to the cash received and an incremental tax benefits. In the fourth quarter of the fiscal year 2005, our Board of Directors approved the acceleration of the vesting of all unvested stock options awarded under the 1997 Incentive Stock Plan. As a result, all options outstanding at October 31, 2005 were fully vested and no compensation cost for such options will be recognized in any future periods.

For the three-month period ended April 30, 2008, we recognized a credit to compensation costs of $43,014 and a related tax expense of $15,700 for a net credit of $27,314. For the six months then ended, we recognized a compensation expense of $8,283 and a related tax benefit of $3,023 for a net cost of $5,260. For the three and six-month periods ended April 30, 2008 there was no effect to either the basic and diluted earnings per share as a result of recognizing the share-based compensation expense, net of tax. The credit to compensation are due to changes in the expected forfeiture rates used in our calculations.

For the three and six-month period ended April 30, 2007, we recognized credits to compensation costs of $487,909 and $212,787, and a related tax expense of $183,942 and $80,221, for a net credit of $303,967 and $132,556, respectively. For the three and six-month period ended April 30, 2007 basic and diluted earnings per share were increased by $0.02 and $0.01 per share, respectively. The credits to compensation are due to changes in the expected forfeiture rates used in our calculations.

As of April 30, 2008, the total compensation cost related to unvested stock-based awards granted to employees under our stock option plans but not yet recognized was $259,198. The cost of each award will be amortized on a straight-line basis over its term, which range from two to four years, and will be adjusted for subsequent changes in estimated forfeitures.

No options were granted during the three and six months ended April 30, 2008.  For the three and six months ended April 30, 2007, we granted 100,000 options and there were no restricted stock grants.

During the three and six months ended April 30, 2008, we granted 35,000 restricted shares to various employees that vest over a three-year period. The shares were valued at market on the grant date. The awards will be amortized on a straight-line basis over the term of the grants. We recognized expense for the three and six months of $12,253 and a related tax benefit of $4,472 for a net cost of $7,781. As of April 30, 2008 the compensation related to unvested restricted stock awards granted to employees under our stock option plan but not yet recognized was $199,227. The cost will be adjusted for subsequent changes in estimated forfeitures.

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

In March 2008 the FASB issued SFAS No. 161, Disclosures about Derivative instruments and Hedging Activities (“SFAS 161”). The new standard is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable better understanding the effects on the financial position, financial performance, and cash flows. The effective date is for fiscal years and interim periods beginning after November 15, 2008. We have not year determined the effect, if any, that the adoption of SFAS 161 will have on our consolidated financial statements.

In December 2007, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 110 (“SAB 110”) to permit entities, under certain circumstances to continue to use the “simplified” method, in developing estimates of expected term of “plain-vanilla” share options in accordance with Statement No. 123R Share-Based Payment. SAB110 amended SAB 107 to permit the use of the “simplified” method beyond December 31, 2007. Our adoption of SAB 110 did not result in a material impact on our financial statements.

3. INVESTMENTS

Investments at April 30, 2008 consisted of $3.9 million of principal invested in Auction Rate Securities (ARS) and $0.5 million in short-term investments. The ARS held by us are private placement securities with long-term nominal maturities for which the interest rates are reset through a Dutch auction each month. The monthly auctions historically have provided a liquid market for these securities. Our investments in ARS represent interests in collateralized debt obligations supported by pools of residential and commercial mortgages or credit cards, insurance securitizations and other structured credits, including corporate bonds. Some of the underlying collateral for the ARS held by us consists of sub-prime mortgages.

Consistent with our investment policy guidelines, the ARS investments held by us all had AAA/Aaa credit ratings at the time of purchase. With the liquidity issues experienced in global credit and capital markets, the ARS held by us at April 30, 2008 have experienced multiple failed auctions as the amount of securities submitted for sale has exceeded the amount of purchase orders. In addition, in the first quarter of 2008, investments in ARS held by us were downgraded and others were placed on credit watch. All of these securities retained at least an Aa3 rating as of April 30, 2008.

The estimated market value of our ARS holdings at April 30, 2008 was $2.9 million, which reflects an approximate adjustment of $0.3 million and $1.0 million for the three and six months ended April 30, 2008, respectively, to the principal value of $3.9 million.

Although the ARS continue to pay interest according to their stated terms, based on the fair value of the investments and an analysis of other-than-temporary impairment factors we have recorded a pre-tax impairment charge of approximately $0.3 million and $1.0 million for the three and six months ended April 30, 2008, respectively, reflecting the portion of ARS holdings that we have concluded have an other-than-temporary decline in value.

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

Under the purchase method of accounting, the total purchase price is allocated to Summit’s tangible and intangible assets based on their fair values as of the date of the closing of the acquisition. We are in disagreement with the seller regarding approximately $1.0 million of the purchase price regarding the total working capital at the date of closing of the acquisition, and are working with the seller to settle this matter through arbitration. The purchase price may change based on the outcome of that arbitration. The purchase price, including the disputed working capital, has been allocated described below.

The total purchase price is as follows (in thousands):

Cash paid for Summit	$39,745
Direct transaction costs	1,954
Total preliminary purchase price	$41,699

 The allocation of the purchase price and estimated useful lives and first year amortization associated with certain assets is as follows (in thousands):

Accounts receivable	$2,645
Prepaid expenses and other assets	211
Inventory	3,312
Property plant and equipment	1,598
Identifiable depreciable intangibles assets	7,720
Trade name	1,600
Goodwill	25,735
Accounts payable and other accrued expenses	(1,122)
Total cash purchase price	$41,699

Unaudited pro forma results of operations, assuming the acquisition of Summit had been completed at the beginning of each period are summarized below. The results reflect adjustments to amortization, interest expense, and income tax expense. The interest rates used in determining the pro forma adjustments are related to the credit facility and approximate a blended average rate of 9.54% for the three and six months ended April 30, 2008. The pro forma adjustment for the income tax expense is based on our effective rate of 40%. The pro forma earnings per share are based on our shares outstanding, as no shares were issued for the acquisition.

	For the Three Months Ended		For the Six Months Ended
	April 30, 2008	April 30, 2007	April 30, 2008	April 30, 2007
	(In Thousands, Except For Per Share Amounts)
Net Sales	$13,870	$15,881	$29,054	$33,123
Net Earnings	113	388	444	230
Basic earnings per share	$0.01	$0.03	$0.04	$0.02
Diluted earnings per share	$0.01	$0.03	$0.04	$0.02

In the above acquisition, we acquired various intangible assets listed below:

Acquired Intangible Assets (in thousands)

April 30, 2008
				Net Fair
	Fair Market	Estimated	Accumulated	Market
	Value	Lives	Amortization	Value
Amortized Intangible Assets
Customer relationships	$3,600	5 years	$780	$2,820
Patent application	520	10 years	56	464
Game library	3,600	10 years	390	3,210
Total amortizable intangible assets	$7,720		$1,226	$6,494

Unamortized Intangible Assets
Goodwill	$25,735
Summit trade name	1,600
Total	$27,335

mortization expense related to the acquisition of Summit for the three and six months ended April 30, 2008 was $283,000 and $566,000, respectively. Estimated future aggregate amortization expense for intangible assets associated with the Summit acquisition subject to amortization as of April 30, 2008 is as follows (in thousands):

2008	$566
2009	1,132
2010	1,132
2011	1,132
2012	712
After 2012	1,820
$6,494

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

(In thousands, except per share amounts)

	Three months Ended		Six months Ended
	April 30,		April 30,
	2008	2007	2008	2007
Net income, as reported	$113	$1,207	$444	$2,279
Weighted average number of shares outstanding	12,226	12,554	12,327	12,538
Incremental shares from the assumed exercise of dilutive stock options	212	545	234	573
Dilutive weighted shares	12,438	13,099	12,561	13,111
Net income per share:
Basic	$0.01	$0.10	$0.04	$0.18
Diluted	$0.01	$0.09	$0.04	$0.17

6. TREASURY STOCK

On September 4, 2007 the Board of Directors authorized expending up to $5.0 million in a share repurchase program. During the fiscal year ended October 31, 2007 we advanced $500,000 to a member of our Board of Directors to repurchase stock on our behalf and accounted for this as a related party receivable for financial statement reporting purposes. During the quarter ended January 31, 2008 the director settled the receivable with repurchased common stock. As of April 30, 2008 we had acquired a total of 519,299 shares of our common stock at a cost of approximately $3.4 million (including the shares received from the related party) pursuant to our repurchase program.

7. LEGAL PROCEEDINGS

On March 22, 2001, we filed GameTech International, Inc. v. Trend Gaming Systems, LLC, CIV 01-0540 PHX LOA, a claim in the United States District Court for the District of Arizona, seeking a declaratory judgment that we are not in material breach of our November 1, 1999 Distribution Agreement with Trend Gaming Systems, LLC (“Trend”), and seeking damages for past due payments and wrongful withholdings by Trend.  Trend counterclaimed, alleging that its payments were in compliance with its contractual obligations.  Trend also contended that we were in breach of certain of our contractual obligations to Trend, including that we had wrongfully terminated Trend.  On December 16, 2002, the court entered at our request an order enjoining Trend from using approximately $540,000 in funds it had collected on our behalf, pending a trial on our ownership interest in those funds.  The money was placed in two bank accounts/constructive trusts, subject to the court’s control.  The sums in those accounts now total approximately $644,000.  In addition, collections of accounts receivable by Trend, if any, are also being placed in that account, pending the resolution of the case.  We have posted a $450,000 deposit with the court as a bond, which is presented as restricted cash on our condensed consolidated balance sheets.  The accounts receivable from Trend were fully reserved.  During the quarter ended April 30, 2008, we wrote off all receivables and related reserves. Trial in this matter commenced October 4, 2004.  On November 1, 2004, the jury returned a verdict in favor of Trend against us in the amount of $3.5 million in compensatory damages.  The jury also awarded us $735,000 in compensatory damages against Trend for funds Trend collected on our behalf but failed to remit to us.  The court denied all of our post-trial motions, except that it maintained the injunction imposing a constructive trust, pending resolution of the issues on appeal.  The court setoff the jury awards and entered an amended judgment for Trend on March 12, 2005, in the amount of $2.8 million, plus interest on that sum at the rate of 3.31% per annum beginning March 30, 2005.

We appealed to the United States Court of Appeals for the Ninth Circuit on April 8, 2005.  We posted a supersedeas bond on April 8, 2005, in the court-appointed amount of $3.4 million, which bond stayed any action by Trend to collect on the judgment, pending appeal.  Trend initially sought an award of $810,000 in legal fees and $26,000 in expenses and costs.  In an amended request, Trend sought an award of $1.4 million in legal fees and $61,000 in expenses and costs.  The court awarded Trend $909,000 in legal fees, expenses and costs plus interest of 3.77% per annum beginning August 5, 2005.  We appealed the fee award to the United States Court of Appeals for the Ninth Circuit on August 5, 2005.  We posted an additional supersedeas bond with the court on August 18, 2005 in the amount of $1.1 million, thereby staying any action by Trend to collect the fees, pending appeal.  Any cash used in the collateralization of the bonds was accounted for as restricted short-term investments on our consolidated balance sheets.  On April 19, 2007 a three-judge panel of the United States Court of Appeals for the Ninth Circuit heard oral arguments for the appeal.

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

8. CREDIT AGREEMENT

On March 28, 2007, we entered into a credit facility, which consists of a term note for $30.0 million and a revolving line of credit in the amount of $10.0 million relating to the acquisition of Summit. The term note allows for an interest rate based on the prime rate plus 1.75% or LIBOR at plus 4.75%, with a minimum annual rate of 9.75%. As of April 30, 2008 the interest rate was 9.75% and the balance of the term note was $19.8 million. Interest payments are due monthly and beginning January 1, 2008, principal payments of $1.1 million are due quarterly with the remainder of $11.3 million due March 28, 2012. The revolving line of credit allows for an interest rate based on the prime rate plus 0.50% or LIBOR plus 3.5%, with a minimum annual rate of 8.50%. As of April 30, 2008 the interest rate was 8.50% and the outstanding balance of the revolver was $7.4 million. The revolving line of credit requires monthly payments of interest only and the outstanding balance is due on March 28, 2012. We can give no assurance that the revolving credit facility will be renewed. Our obligations under the agreement are secured by substantially all of our assets.

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

The credit facility contains numerous affirmative and negative covenants, including restrictions on liens, limitations on indebtedness, prohibitions on fundamental changes, restrictions on investments, prohibition of dividends or redemptions and limitations on capital expenditures. We must maintain Qualified Cash, as defined, of at least $6.0 million. The credit facility also contains specified financial covenants, including a leverage ratio, fixed charge coverage ratio and a specific level of trailing twelve-month earnings before income taxes, depreciation, and amortization (TTM EBITDA). Upon an event of default, the lenders under the credit facility can accelerate all obligations under the agreement and terminate the revolving credit commitment. As of April 30, 2008 we were out of compliance with the TTM EBITDA Covenant. On June 5, 2008 we entered into Amendment Number Four to Financing Agreement that amends the TTM EBITDA, and we are in compliance with all our covenants as of that date.

On March 28, 2007, we terminated our prior revolving line-of-credit as part of the requirements of our new credit facility.

9. INCOME TAXES

We recorded our income tax provision at an effective rate of 36.5% for the six months ended April 30, 2008, compared with 35.8% for the six months ended April 30, 2007. The actual effective tax rate is different from the expected federal rate of 34%, reflecting certain permanent differences between financial accounting and tax accounting, and state and foreign tax provisions.

In July 2006, the FASB issued FIN 48, Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109, which creates a single model to address uncertainty in income tax positions and prescribes the minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. It also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 was effective for fiscal years beginning after December 15, 2006, and accordingly, we adopted FIN 48 beginning on November 1, 2007. As a result of the implementation of FIN 48, no material amounts were recognized during the three and six months ended April 30, 2008.

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

Financial information for our reporting segments is as follows: (in thousands)

	Three months Ended		Six months Ended
	April 30,		April 30,
	2008	2007	2008	2007
Net Revenue
Bingo systems	$11,150	$12,332	$22,218	$24,349
Video lottery terminals	2,720	1,079	6,836	1,079
	$13,870	$13,411	$29,054	$25,428

Net Cost of Revenue
Bingo systems	$4,582	$5,206	$9,273	$10,129
Video lottery terminals	1,587	646	3,496	646
	$6,169	$5,852	$12,769	$10,775
Net Income/(Loss)
Bingo systems	$487	$1,633	$503	$2,705
Video lottery terminals	(374)	(426)	(59)	(426)
	$113	$1,207	$444	$2,279
Depreciation and Amortization
Bingo systems	$2,215	$2,881	$4,587	$4,956
Video lottery terminals	321	34	640	34
	$2,536	$2,915	$5,227	$4,990
Interest Expense
Bingo systems	$15	$4	$25	$5
Video lottery terminals	654	350	1,357	350
	$669	$354	$1,382	$355

	April 30,	October 31,
	2008	2007
Identifiable Assets
Bingo systems	$78,744	$83,131
Video lottery terminals	8,778	10,751
	$87,522	$93,882

11. SUBSEQUENT EVENTS

On May 31, 2008, we entered into a purchase and sale agreement with RKD Holdings, L.L.C. to purchase real property. The purchase price is $7.2 million, subject to adjustment for repairs or credits found during the due diligence period. Improvements will cost an additional $3.4 million. This building will become our main facility. We plan to finance the acquisition with a term note. The transaction is subject to a number of customary closing conditions. Under certain circumstances incuding our failure to obtain required financing, if the transaction fails to close, we would lose a non-refundable deposit of $0.2 million. The transaction is expected to close in the third fiscal quarter of 2008.

On May 27, 2008 we entered into the First Amendment to the purchase and sale agreement with RKD Holdings, L.L.C. allowing for the expected close in the fourth quarter of 2008.

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

OVERVIEW

We design, develop, and market several bingo systems and video lottery terminals (“VLT’s”). We entered into the VLT business in March 2007, with our acquisition of Summit Amusement and Distributing Ltd. (“Summit”) for $41.7 million in cash. For the three months ended April 30, 2008, video lottery terminal sales accounted for 20%, portable bingo systems accounted for 65%, and fixed-based bingo units accounted for 15% of our revenue. For the six months ended April 30, 2008, VLT’s sales accounted for 24%, portable bingo systems accounted for 61% and fixed-base bingo units accounted for 15% of our revenue.  As of April 30, 2008, we had bingo systems in service in 38 states and in seven non-domestic countries and VLTl sales in four states, one US territory, and various Native American locations. We are also developing and marketing server based wireless gaming systems on which users can play a range of games including bingo, video poker, keno and other slot machine games. We installed our first system in the second fiscal quarter of 2008.

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

Our VLT business generates revenue from sales of video lottery terminals (new and used), software conversions kits, content fees, license fees, participation fees, parts/equipment and service. For the three and six months ended April 30, 2008, 86.1% and 71.4%, respectively, of our VLT business sales were derived from the sales of new and used equipment, conversion kits and parts/equipment. In some instances, we may recognize recurring participation revenue in lieu of one-time machine sales. Revenue growth is driven by increasing market share in existing markets and expanding product placement into new markets.

Our bingo and VLT expenses consist primarily of (a) cost of revenue, consisting of expenses associated with technical and operational support of the bingo systems within bingo halls, depreciation and amortization of bingo terminals, cost of sales related to Summit equipment sold, the repair/refurbishment/disposal of bingo terminals and related support equipment, and excess of obsolescence allowance for bingo units; (b) general and administrative, consisting of activities associated with management of our company and related support, which includes finance and accounting, legal, compliance, information systems, human resources, accounts receivable reserve, and amortization of the intangible assets associated with the Summit acquisition; (c) sales and marketing, consisting primarily of commissions paid to distributors for promoting and supporting our products and internal sales force with a focus upon generating new customers and upgrades for existing customers; and (d) research and development, consisting of company-sponsored research and development activities to provide players with new or enhanced products on which to play electronic bingo or new games themes for our video lottery terminals.

Net income for the three months ended April 30, 2008 was $0.1 million, compared to $1.2 million for the same period in fiscal 2007. The decline resulted from a $0.6 million increase in general and administrative expenses due to increased accounting and legal fees, and a $0.5 million increase in research and development expenses relating to employee and project costs. The decrease was also caused by a change in our investment valuation in the amount of $0.3 million pre tax ($0.2 net of tax).  We also incurred increased interest expense of $0.7 million and increased amortization expense of $0.3 million due to the acquisition of Summit.

Net income for the six months ended April 30, 2008 was $0.4 million, compared with income of $2.3 million for the same period in fiscal 2007. The decline resulted from a $1.3 million increase in general and administrative expenses due to an increase in accounting and legal fees and, and a $1.4 million increase in research and development expenses relating to increased employee and project costs. Net income for the six months ended April 30, 2008 was also adversely affected by a $1.0 million pre-tax ($0.6 million after tax) impairment charge related to our investments in auction rate securities. During the first six months of 2008, we also incurred increased interest expense of $1.4 million and increased amortization expense of $0.6 due to the acquisition of Summit.

On September 4, 2007 the Board of Directors authorized expending up to $5.0 million in a share repurchase program.  The shares are to be acquired through open market transactions by September 3, 2008.  The actual amount and timing of dollars expended and shares repurchased will be subject to business and market conditions and applicable SEC rules. As of April 30, 2008, we had acquired a total of 519,299 shares at a cost of approximately $3.4 million pursuant to this program

On March 10, 2008, we entered into Amendment Number Three to Financing Agreement amending our credit facility agreement because our TTM EBITDA did not meet the requirements of the agreement. The Amendment Number Three to Financing Agreement:

•	Reduced the TTM EBITDA from $22 million to $20 million for the quarters ending January 31, 2008 and April 30, 2008.
•	Reduced the TTM EBITDA from $22 million to $21 million for the quarter ending July 31, 2008.
•	Reduced the capital expenditure limit from $14 million to $12 million for the fiscal year ending October 31, 2008.

On June 5, 2008 we entered into Amendment Number Four to Financing Agreement amending our credit facility agreement because our TTM EBITDA did not meet the requirements of the agreement. The Amendment Number Four to Financing Agreement:

•	Reduced the TTM EBITDA from $20 million to $19 million for the quarters ending April 30, 2008 and July 31, 2008.
•	Reduced the TTM EBITDA from $22 million to $21 million for the quarter ending October 31, 2008.
•	Reduced the capital expenditure limit from $12 million to $11 million for the fiscal year ending October 31, 2008.
•	Changed our interest rate on our term note from LIBOR plus 4.75% to LIBOR plus 5.75%
•	Changed our interest rate on our revolver from LIBOR plus 3.50% to LIBOR plus 4.50%
•	Increased the prepayment penalty on the credit facility by 1.0% for the current year

    As previously reported, as of March 12, 2008, Donald Tateishi ended his relationship with us as our Chief Financial Officer, Secretary and Treasurer. Mr. Tateishi’s resignation was due to personal reasons and not as a result of any disagreement with us regarding our operations, policies or practices. Our Chief Executive Officer, Jay M. Meilstrup, will act as our interim Chief Financial Officer, Secretary and Treasurer while our Board of Directors conducts a search for a permanent replacement.

APPLICATION OF CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Management’s Discussion and Analysis of Financial Condition and Results of Operations discusses our condensed consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the balance sheet dates and reported amounts of revenue and expenses during the reporting period. On an ongoing basis, we evaluate our estimates and judgments, including those related to revenue recognition, bad debts, bingo terminal depreciation, goodwill impairment, obsolescence, provision for income taxes, and contingencies and litigation. We base our estimates and judgments on historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

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

RESULTS OF OPERATIONS

Three and Six Months Ended April 30, 2008 compared to the Three and Six Months Ended April 30, 2007

The following table sets forth certain selected unaudited condensed consolidated financial data for the periods indicated:

	Three months Ended April 30,
	(in thousands)
	Including	Excluding Summit		% Change
	Summit			Favorable/
	2008	2008	2007	(Unfavorable)
Net revenue	$13,870	$11,150	$12,332	(9.6)%
Cost of revenue	6,169	4,582	5,206	12.0%
Gross profit	7,701	6,568	7,126	(7.8)%
Operating expenses:
General and administrative	2,556	2,023	1,820	(11.1)%
Sales and marketing	2,713	2,549	2,541	0.0%
Research and development	1,342	917	614	(49.3)%
Loss contingencies	-	-	46	0.0%
Total operating expenses	6,611	5,489	5,021	(9.3)%
Income from operations	1,090	1,079	2,105	(48.7)%
Interest (expense)	(669)	(15)	(4)	(275.0)%
Impairment of investments	(285)	(285)	-	0.0%
Other income, net	45	34	164	(79.3)%
Income before income taxes	181	813	2,265	(64.1)%
Provision for income taxes	68	326	632	48.4%
Net income	$113	$487	$1,633	(70.2)%

	Six months Ended April 30,
	(in thousands)
	Including	Excluding Summit		% Change
	Summit			Favorable/
	2008	2008	2007	(Unfavorable)
Net revenue	$29,054	$22,218	$24,349	(8.8)%
Cost of revenue	12,769	9,273	10,129	8.4%
Gross profit	16,285	12,945	14,220	(9.0)%
Operating expenses:
General and administrative	5,314	4,153	3,792	(9.5)%
Sales and marketing	5,250	4,957	5,449	9.0%
Research and development	2,832	1,969	1,217	(61.8)%
Loss contingencies	-	-	93	0.0%
Total operating expenses	13,396	11,079	10,551	(5.0)%
Income from operations	2,889	1,866	3,669	(49.1)%
Interest expense	(1,382)	(25)	(5)	(400.0%)
Impairment of investments	(977)	(977)	-	0.0%
Other income, net	169	143	322	(55.6)%
Income before income taxes	699	1,007	3,986	(74.7)%
Provision for income taxes	255	504	1,281	60.7%
Net income	$444	$503	$2,705	(81.4)%

We acquired substantially all of the assets of Summit on March 28, 2007. The net revenues and net loss from operations for Summit in the three months ended April 30, 2008 were $2.7 million and $0.5 million respectively. The net revenues and net loss from operations for Summit in the six months ended April 30, 2008 were $6.8 million and $0.4 million respectively. The following discussion of the results of operations excludes the results of Summit except as otherwise indicated.

Net Revenue

Bingo revenue for the second quarter of 2008 decreased 9.6% to $11.1 million from $12.3 million in the comparable quarter in 2007. Bingo revenue for the six months ended April 30, 2008, decreased 8.8% to $22.2 million from $24.3 million in the comparable period in 2007. The decrease in bingo revenue for the quarter and six months ended April 30, 2008 is a result of several factors. Bingo revenue decreased $1.2 million for the quarter, driven by increased regional competition and pricing pressures as well as continued migration of commercial accounts to more profitable slot machine style gaming over bingo. However, offsetting the decline in revenue was an increase of approximately $0.5 million in revenue in various key states and expansion in the United Kingdom, as well as the continued popularity and rollout of our Traveler and Tracker terminals. Including the results of Summit, our reported net revenues for the second quarter of 2008 increased $0.5 million from the second quarter of 2007.  Our Summit division’s results for the quarter were impacted by some softness in the Montana market as well as fewer than expected shipments to the Louisiana market.  With over 77% of Summit’s sales coming from the Montana and Louisiana markets, financial results for this segment may continue to be volatile from quarter to quarter until we have broadened our revenue base by expanding into new markets.

Cost of Revenue

Bingo cost of revenue decreased 12.0% to $4.6 million, or 41.1% of net revenue in the second quarter of 2008, from $5.2 million, or 42.2% of net revenue, for the comparable quarter in 2007. Bingo equipment depreciation decreased by approximately $451,000 over the comparable quarter in 2007 primarily due to Travelers becoming fully depreciated.

Bingo cost of revenue decreased 8.4% to $9.3 million, or 41.7% of net revenue in the six months ended April 30, 2008, from $10.1 million, or 41.6% of net revenue in the same period in 2007. Bingo equipment depreciation decreased by approximately $656,000 over the comparable period in 2007, primarily due to Travelers becoming fully depreciated.

Gross Profit

Bingo gross profit decreased 7.8% to $6.6 million, or 58.9% of net revenue in the second quarter of 2008, from $7.1 million, or 57.8% of net revenue, for the comparable quarter in 2007. The decrease is due to the revenue decline resulting from the factors mentioned above.

Bingo gross profit decreased 9.0% to $12.9 million, or 58.3% of net revenue in the six months ended April 30, 2008, from $14.2 million or 58.4% of net revenue for the same period in 2007. The decrease is due to the decreased in revenue as noted above and partially offset by a decrease in the depreciation of bingo equipment.

Operating Expenses

Total operating expenses increased 9.3% to $5.5 million, or 49.2% of net revenue, in the second quarter of 2008, from $5.0 million, or 40.7% of net revenue, for the comparable quarter in 2007. Operating expense increased by 5.0% to $11.1 million for the six months ended April 30, 2008, from $10.6 million in the comparable period in 2007. Operating expenses include general and administrative, sales and marketing, including distributor commissions, research and development, and loss contingencies.

Bingo general and administrative costs increased 11.1% to $2.0 million, or 18.1% of net revenue in the second quarter of 2008, from $1.8 million, or 14.8% of net revenue for the comparable quarter in 2007. The increase is due primarily to an increase in the accounting and legal fees. Bingo general and administrative costs increased 9.5% to $4.2 million for the six months ended April 30, 2008, from $3.8 million in the comparable period in 2007.

Bingo sales and marketing expenses remained flat at $2.5 million, or 22.9% of net revenue in the second quarter of 2008, compared to 20.7% of net revenue for the comparable quarter in 2007. Bingo sales and marketing expenses decreased to $5.0 million, or 22.3% of net revenue in the six months ended April 30, 2008 from $5.4 million or 22.34% of net revenue for the comparable period in 2007. The decrease is primarily due to a decrease in distributor commissions as well as promotional costs; and travel expenses the decrease was partially offset by an increase in employee costs, consulting fees, and sales taxes.

Bingo research and development expenses increased 49.3% to $0.9 million or 8.2% of net revenue in the second quarter of 2008, from $0.6 million, or 5.0% of net revenue for the comparable quarter in 2007. Bingo research and development expenses increased to $2.0 million, or 8.9% of net revenue in the six months ended April 30, 2008 from $1.2 million or 5.0% of net revenue for the comparable period in 2007. The increase was primarily due to an increase in salary and other employee costs for additional employees and consulting, as well as an increase in project costs offset by a decrease in the depreciation of fixed assets.

No loss contingencies were recorded for the three and six months ended April 30, 2008, compared to $46,000, and $93,000, respectively for the comparable quarter and six months in 2007.

Including the results of Summit, our reported total operating expenses increased $1.1 million from $5.5 million in the second quarter of 2007 to $6.6 million in the second quarter of 2008.  Our reported total operating expenses increased $2.4 million from $11.0 million in the six months ended April 30,  2007 to $13.4 million in the six months ended April 30, 2008.

Interest Expense

Including the results of Summit, our reported interest expense of $0.7 million and $1.4 million for the quarter and six months ended April 30, 2008, respectively, was due almost entirely to interest paid on our debt incurred to purchase Summit. Our interest expense for the comparable periods was $0.3 million.
.

LIQUIDITY AND CAPITAL RESOURCES

We have funded our operations to date primarily through cash from operations and other capital sources. This capital is used for operations, research and development, and capital expenditures of bingo equipment and associated support equipment and software. As of April 30, 2008 and October 31, 2007, we had a working capital balance of $9.9 million and $14.0 million, respectively. As of April 30, 2008, our principal sources of liquidity included cash and cash equivalents of $6.5 million and $0.5 million in short-term investments. Current liabilities include an accrued liability of $4.0 million in connection with a contingent litigation judgment.

The acquisition of Summit was financed primarily by a credit facility consisting of a term loan of $30.0 million and a revolving line of credit with a limit of $10.0 million. As of April 30, 2008, the interest rate on our term loan was 9.75% and on our revolving credit facility was 8.50%. We incurred interest expense of approximately $0.7 million and $1.4 million, respectively, for the three and six months ended April 30, 2008 compared to $0.4 million for the comparable periods in 2007. The interest expense is primarily a result of the debt incurred in March 2007 to finance the Summit acquisition.

Operating activities provided $6.8 million of cash for the six-month period ended April 30, 2008 compared with $3.8 million for the six-month period ended April 30, 2007. The $6.8 million consisted primarily of our net income of $0.4 million adjusted by $5.4 million from depreciation, amortization, obsolescence provisions, and loss on disposal of bingo terminals and related equipment provisions. $1.0 million from the loss on impairment, and $0.7 million provided by net changes in other operating assets and liabilities. For the six-month period ended April 30, 2007, the $3.8 million consisted primarily of our net income of $2.3 million adjusted by $5.6 million from depreciation, amortization, obsolescence provisions, and loss on disposal of bingo terminals and related equipment provisions and $4.1 million used by net changes in other operating assets and liabilities.

Investing activities provided approximately $1.2 million of cash for the six-month period ended April 30, 2008 compared with using approximately $3.6 million of cash for the six-month period ended April 30, 2007. The $1.2 million included $2.4 million in capital expenditures for bingo terminals and associated support equipment. In addition, $3.6 million was received from the sale of short-term investments during the period ended April 30, 2008. During the six-month period ending April 30, 2007, the $3.6 million consisted of $3.9 million in capital expenditures from bingo terminals and associated support equipment.  We used $2.4 million in the acquisition of Summit, and an additional $2.7 million was provided from the sale of short-term investments during the period ended April 30, 2007.

Financing activities used approximately $5.1 million during the six-month period ended April 30, 2008 compared with providing $212,000 for the six-month period ended April 30, 2007. The $5.1 million included payments on long-term debt of approximately $2.2 million and the repurchase of our common stock for approximately $2.9 million. The $212,000 provided for the six-month period ended April 30, 2007 was from proceeds and tax benefits from stock option exercises.

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

On September 4, 2007 the Board of Directors authorized expending up to $5.0 million in a share repurchase program.  The shares are to be acquired through open market transactions by September 3, 2008.  The actual amount and timing of dollars expended and shares repurchased will be subject to business and market conditions and applicable SEC rules. As of April 30, 2008, we had acquired a total of 519,299 shares at a cost of approximately $3.4 million pursuant to this program.

Purchase Commitments

From time to time, we enter into commitments with our vendors to purchase VLT parts, bingo terminals and support equipment at fixed prices and/or guaranteed quantities. During the fiscal year ending October 31, 2007, we entered into various additional agreements for component parts for VLTs, Tracker and Traveler as well as component parts for the GameTech Mini ™. As of October 31, 2007, approximately $2.9 million of these commitments were outstanding.  As of April 30, 2008, approximately $2.3 million of these commitments were outstanding. All purchases are expected to occur by the end the fiscal year.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market Risks

We maintain an investment portfolio of approximately $3.9 million in investment grade corporate issues, and in investment grade auction rate securities. The values of these investments are subject to changes in interest rates. During the three and six months ended April 30, 2008 we recorded impairments of approximately $0.3 and $1.0 million, respectively, due to the devaluation of our auction rate securities. We monitor these investments for impairment and make appropriate reductions in carrying value when necessary.

There have been no material changes in market risk to our investment portfolio resulting from changes in interest rates from that disclosed in our Form 10-K and Form 10-K/A for the fiscal year ended October 31, 2007.

On March 28, 2007, we entered into a credit facility, which consists of a term note for $30 million and a revolving line of credit in the amount of $10 million relating to the acquisition of Summit. At April 30, 2008 the balances of the term note and revolving line of credit were $19.8 and $7.4 million, respectively.

Because the interest rate on the credit facility is variable, our cash flow may be affected by increases in interest rates, in that we would be required to pay more interest in the event that interest rates increase. Assuming we had a $27.2 million balance outstanding as of April 30, 2008 and the blended average rate of interest rate was 9.41%, our monthly interest payment, if the rate stayed constant, would be approximately $213,000. If the prime rate rose to 375 basis points to 12.0%, which assumes an unusually large increase, our monthly payment would be approximately $291,000. A more likely increase of 1.0% or 2.0%, given our base rates, result in a monthly payment of approximately $236,000 or $259,000, respectively.

.
ITEM 4. CONTROLS AND PROCEDURES

Disclosure controls and procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer (“CEO”) and acting Chief Financial Officer (“CFO”), as appropriate, to allow timely decisions regarding required disclosure.

As of the end of the period covered by this report, we carried out an evaluation under the supervision and with the participation of our management, including the CEO, who is also the acting CFO, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(e). Based on this evaluation, the CEO, who is also the acting CFO, concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

Changes in Internal Control over Financial Reporting

Other than as disclosed directly below, there have been no changes in our internal control over financial reporting during the quarter ended April 30, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

In our Form 10-K for the fiscal year ended October 31, 2007, we previously reported a significant deficiency in our internal control process related to the revenue recognition procedures related to software contracts with multiple delivery elements.  We believe the significant deficiency was remediated at January 31, 2008 however no testing has been performed. The testing will be performed prior to July 31, 2008.

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

As of April 30, 2008, we had $3.9 million of principal invested in Auction Rate Securities (“ARS”), representing interests in collateralized debt obligations supported by pools of residential and commercial mortgages or credit cards, insurance securitizations and other structured credits, including corporate bonds. Some of the underlying collateral for the ARS held by us consists of sub-prime mortgages. The estimated market value of our ARS holdings at April 30, 2008 was $2.9 million, which reflects a $1.0 million adjustment to the principal value of $3.9 million.

Although the ARS continue to pay interest according to their stated terms, based on valuation models used by our brokers in preparing our account statement and an analysis of other-than-temporary impairment factors, we have recorded an impairment charge of approximately $1.0 million in the six-month period ended April 30, 2008, reflecting the portion of ARS holdings that we have concluded have an other-than-temporary decline in value.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

The following table provides information regarding repurchases of our common stock made by or on behalf of us, or any “affiliated purchaser” as defined in SEC rules, of our equity securities registered pursuant to Section 12 of the Exchange Act, for each month during the second quarter of fiscal year 2008, in the format required by SEC rules:

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Dollar Amount of Shares (in thousands) That May Yet Be Purchased Under the Plans or Programs (1)

February 1, 2008 – February 29, 2008	7,300	$6.79	7,300	$2,636
March 1, 2008 – March 31, 2008	75,929	5.44	75,929	2,224
April 1, 2008 – April 30, 2008	105,164	5.83	105,164	1,610

Total repurchased for the quarter	188,393	$5.71	188,393	$1,610

Total for the repurchase plan	519,299	$6.52	519,299	$1,610

(1)
On September 4, 2007 the Board of Directors authorized expending up to $5.0 million in a share repurchase program. The shares reported in the table were acquired in open market transactions pursuant to this program. Approximately $1.6 million remains available for repurchase of our common stock related to this program, which expires September 3, 2008.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not Applicable

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

We held our 2007 Annual Meeting of Stockholders on March 26, 2008. The following nominees were elected to our Board of Directors to serve as directors until the next annual meeting of stockholders and until their successors are elected and qualified:

Nominee	Votes in Favor	Withheld
Richard T. Fedor	5,694,362	596,864
Donald K. Whitaker	5,858,744	268,100
Scott H. Shackelton	5,859,144	267,300
Richard H. Irvine	5,567,255	851,078
Jay M. Meilstrup	5,565,853	853,882

The following additional items were voted upon by our stockholders:

Proposal to ratify the appointment of Grant Thornton LLP, an independent registered public accounting firm, as our independent auditor for the fiscal year ending October 31, 2008.

Votes in Favor	Opposed	Abstained	Broker Non-Vote
6,094,543	31,301	600	6,182,757

ITEM 5. OTHER INFORMATION

Not Applicable

ITEM 6. EXHIBITS -

2.1	Asset Purchase Agreement dated August 30, 2006 between GameTech International, Inc. and Summit Amusement & Distributing Ltd. (1)
3.1	Certificate of Incorporation of the Registrant, as amended (2)
3.3	Certificate of Designation of Series A Junior Participating Preferred Stock of the Registrant (3)
3.4	Second Amended and Restated Bylaws of the Registrant (4)
4.1	GameTech International, Inc. Registration Rights Agreement (5)
4.2	Rights Agreement, dated as of March 7, 2003, between GameTech International, Inc. and Mellon Investor Services, LLC, as rights agent (6)
4.3	Specimen Common Stock Certificate (7)
10.1	Amendment Number Three to Financing Agreement dated effective March 10, 2008 (8)
10.2	Amendment Number Four to Financing Agreement dated effective June 5, 2008 (10)
10.3	Resignation of Donald Tateishi, CFO dated as of March 12,2008 (9)
10.4	Purchase and Sale Agreement for the purchase of Real Property (11)
10.5	First Amendment to Purchase and Sale Agreement for the purchase of Real Property (11)
31.1	Certification of Chief Executive Officer and Acting Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended.
32.1	Certification of Chief Executive Officer and Acting Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

___________
(1)	Incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K dated August 30, 2006 as filed with the Commission on or about August 31, 2006.
(2)	Incorporated by reference to Exhibits 2.1 and 10.1 to the Registrant’s Registration Statement on Form S-1 (Registration No. 333-34967) as filed with the Commission on or about September 4, 1997.
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

(8)	Incorporated by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K dated March 10, 2008 as filed with the Commission on or about March 10, 2008.
(9)	Incorporated by reference to Item 5.02(b) to the Registrant’s Current Report on Form 8-K dated March 12, 2008 as filed with the Commission on or about March 12, 2008
(10)	Incorporated by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K dated June 6, 2008 as filed with the commission on or about June 6, 2008.
(11)	Incorporated by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K dated June 5, 2008 as filed with the commission on or about June 5, 2008.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Signature	Title	Date
/S/ Jay M. Meilstrup	Chief Executive Officer and President
Jay M. Meilstrup	(Principal Executive Officer) and
Acting Chief Financial Officer
	(Principal Accounting Officer	June 9, 2008