Form 10-Q
period 2008-07-31
GAMETECH INTERNATIONAL INC
filed 2008-09-09
CIK 1045014

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2008

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

On September 5, 2008, the registrant had 12,041,222 outstanding shares of its Common Stock, par value $0.001 per share.

GAMETECH INTERNATIONAL, INC.
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED JULY 31, 2008

PART 1. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

GAMETECH INTERNATIONAL, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In Thousands, except shares and per share amounts)

	July 31,	October 31,
	2008	2007
	(Unaudited)	(Note 1)
Assets:
Current assets:
Cash and cash equivalents	$9,636	$3,630
Short-term investments	-	7,763
Accounts receivable, less allowance of $774 in 2008 and $2,429 in 2007	6,497	8,585
Inventory	4,578	4,298
Deposits	135	14
Prepaid expenses and other current assets	1,270	702
Prepaid taxes	600	76
Current portion of notes receivables	116	116
Deferred income taxes	2,888	2,651
Total current assets	25,720	27,835

Bingo equipment, furniture and other equipment, net	16,403	19,902
Goodwill, net	36,680	36,680
Intangibles, less accumulated amortization of $5,835 in 2008 and $4,634 in 2007	6,565	7,766
Restricted cash	519	502
Notes receivables, net of current portion	36	132
Deferred income taxes, long term	227	226
Debt acquisition costs, net	797	839
Investments	2,797	-
Total assets	$89,744	$93,882
Liabilities and stockholders’ equity:
Current liabilities:
Accounts payable	$1,080	$2,094
Accrued payroll and related obligations	1,566	1,074
Accrued loss contingencies	4,022	4,022
Current portion of long term debt	4,441	4,462
Deferred revenue	3,482	767
Other accrued liabilities	1,471	1,463
Total current liabilities	16,062	13,882

Long term debt, net of current portion	22,034	25,297
Deferred income taxes	228	224
Total liabilities	$38,324	$39,403

Commitments and contingencies	-	-

Stockholders’ equity:
Common stock, $0.001 par value: 40,000,000 shares authorized; 14,472,732 shares
issued at July 31, 2008, and 14,472,732 shares issued at October 31, 2007.	$14	$14
Additional paid in capital	51,413	51,355
Retained earnings	11,662	11,706
Treasury stock, at cost: 2,431,510 shares at July 31, 2008, and 1,855,325 shares
at October 31, 2007.	(11,669)	(8,096)
Related party receivable	-	(500)
Total stockholders’ equity	51,420	54,479
Total liabilities and stockholders’ equity	$89,744	$93,882

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

GAMETECH INTERNATIONAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In Thousands, except per share amounts)
(Unaudited)

	Three Months		Nine Months
	Ended July 31,		Ended July 31,
	2008	2007	2008	2007
Net revenue	$13,362	$16,637	$42,416	$42,065
Cost of revenue	6,815	7,764	19,584	18,539
Gross profit	6,547	8,873	22,832	23,526
Operating expenses:
General and administrative	2,503	2,713	7,817	6,776
Sales and marketing	2,625	2,528	7,876	8,059
Research and development	1,430	1,064	4,261	2,451
Loss contingencies	-	31	-	124
Total operating expenses	6,558	6,336	19,954	17,410
Income (loss) from operations	(11)	2,537	2,878	6,116
Interest expense	(768)	(977)	(2,150)	(1,332)
Impairment of investments	(102)	-	(1,079)	-
Other income (expense), net	111	214	280	539
Income (loss) before income taxes	(770)	1,774	(71)	5,323
Provision (benefit) for income taxes	(282)	695	(27)	1,965

Net income (loss)	$(488)	$1,079	$(44)	$3,358

Net income (loss) per share:
Basic	$(0.04)	$0.09	$0.00	$0.27
Diluted	$(0.04)	$0.08	$0.00	$0.26

Shares used in calculating net income per share:
Basic	12,079	12,580	12,244	12,552
Diluted	12,289	12,890	12,485	13,029

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

GAMETECH INTERNATIONAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, In Thousands)

	Nine Months Ended July 31,
	2008	2007
Cash flows from operating activities:
Net income (loss)	$(44)	$3,358
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	7,695	8,635
Obsolescence and loss on disposal of bingo terminals and related equipment	609	16
Loss on disposal of furniture and other equipment	9	64
Loss on investment impairment	1,079	-
Stock compensation expense	58	(69)
Deferred income taxes	(234)	(436)
Amortization of debt acquisition costs	42	-
Interest on investments	(271)	(281)
Interest on restricted cash	(11)	(15)
Change in operating assets and liabilities:
Accounts receivable, net	2,088	(1,537)
Deposits	(121)	3
Inventory	(358)	(379)
Prepaid taxes	(524)	64
Prepaid expenses and other assets	(514)	(470)
Notes receivable	90	40
Accounts payable	(1,014)	(1,638)
Accrued payroll and related obligations	492	187
Accrued loss contingencies	-	148
Income taxes payable	-	(288)
Deferred revenues	2,715	767
Other accrued liabilities	8	(432)
Net cash provided by operating activities	11,794	7,737
Cash flows from investing activities:
Proceeds from sale of short-term investments	10,158	18,037
Payments for purchase of short-term investments	(6,000)	(15,515)
Capital expenditures for bingo equipment, furniture, and other equipment	(3,537)	(5,234)
Payment for the acquisition of Summit Amusement & Distributing, Ltd.	-	(2,437)
Payment for the acquisition of intangible assets	-	(50)
Net cash provided by (used in) investing activities	621	(5,199)
Cash flows from financing activities:
Tax benefit from stock options exercised	-	167
Payments on long-term debt	(3,336)	(3)
Repurchase of treasury stock	(3,073)	-
Proceeds from issuance of common stock	-	271
Net cash (used in) provided by financing activities	(6,409)	435
Net increase in cash and cash equivalents	6,006	2,973
Cash and cash equivalents at beginning of period	3,630	5,411
Cash and cash equivalents at end of period	$9,636	$8,384
Supplemental cash flow information:
Cash paid during the period for:
Interest	$2,105	$1,286
Income taxes	$757	$2,148
Non-cash investing and financing activities:
Acquisition of assets included in accounts payable	$485	$762
Settlement of related party receivable in the company's common stock	$500	$-
Issuance of note payable for insurance	$53	$-
Notes payable for the acquisition of Summit Amusement & Distributing	$-	$38,945
Notes payable for the acquisition of patent	$-	$200

The Company purchased Summit for $40.9 million. In conjunction with the acquisition, liabilities were assumed as follows:
Fair value of assets acquired	$-	$7,570
Goodwill and intangibles	$-	$32,560
Notes payable	$-	$(38,945)
Liabilities assumed	$-	$(1,185)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

GAMETECH INTERNATIONAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTES TO FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements and related disclosures as of July 31, 2008, have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) applicable to interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In our opinion, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of our financial position and interim results have been included. Operating results for the three and nine month periods ended July 31, 2008, are not necessarily indicative of the results that may be expected for the current fiscal year or any other period.

The balance sheet at October 31, 2007, has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by GAAP for complete financial statements. These condensed unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes, as well as other information included in our Annual Report on Form 10-K and Form 10-K/A for the year ended October 31, 2007, and any other of our filings with the Securities and Exchange Commission.

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

RECLASSIFICATIONS

There are certain prior period reclassifications made to conform to classifications in the current period.

2. SIGNIFICANT ACCOUNTING POLICIES

REVENUE RECOGNITION

We recognize revenue when the following criteria are met:

•	Persuasive evidence of an arrangement between us and our customer exists,
•	Delivery has occurred or services have been rendered,
•	The price is fixed or determinable, and
•	Collectability is reasonably assured.

We earn our revenue in a variety of ways. We offer our products for lease or sale. We also sell service and software updates for equipment previously sold or leased.

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

VLT and Slot Machine Equipment

Our product sales revenues are generated from the sale of video lottery terminals (“VLT’s”), conversion kits, content fees, license fees, participation fees, equipment, and services (collectively referred to as “Box Equipment”). Revenues are recorded in accordance with the American Institute of Certified Public Accounts’ (“AICPA”) Statement of Position (“SOP”) No 97-2 Software Revenue Recognition and are reported net of discounts, sales taxes and other taxes of a similar nature. Revenues related to contracted production are recognized as the related work is delivered. We recognize license fee revenues over the term of the associated agreement unless the fee is in exchange for products delivered or services performed that represent the culmination of a separate earnings process. Amounts received prior to completing the earnings process are deferred until revenue recognition criteria are met. Our sales credit terms are predominately 30 days. In certain limited circumstances, we may extend credit terms up to 160 days.

ACCOUNTS RECEIVABLE AND ALLOWANCE FOR DOUBTFUL ACCOUNTS

Accounts receivable are recorded when revenue is recognized in accordance with our revenue recognition policy and represent claims against third parties that will be settled in cash. The carrying value of our receivables, net of allowances, represents our estimated net realizable value. The balance of accounts receivable is $7.3 million with an allowance for doubtful accounts totaling $0.8 million, for net accounts receivable of $6.5 million.

Bingo Equipment

We estimate the possible losses resulting from non-payment of outstanding accounts receivable arising from the lease of our bingo units. Our customer base consists primarily of entities operating in charitable, Native American, and commercial bingo halls located throughout United States, Canada, Mexico, and the United Kingdom. In some jurisdictions, the billing and collection function is performed as part of a distributor relationship, and in those instances, we maintain allowances for possible losses resulting from non-payment by both the customer and distributor. We perform ongoing evaluations of our customers and distributors for credit worthiness, economic trends, changes in our customer payment terms, and historical collection experience when evaluating the adequacy of our allowance for doubtful accounts. We also reserve a percentage of our accounts receivable based on aging category. In determining these percentages, we review historical write-offs of our receivables, payment trends, and other available information. While such estimates have been within our expectations and the provisions established, a change in financial condition of specific customers or in overall trends experienced may result in future adjustments of our estimates of recoverability of our receivables.

Box Equipment

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

INVENTORIES

Inventories are stated at the lower of cost or market. Our raw material is valued using the first-in, first-out method and our finished goods are valued using standard costing that approximates the first-in, first-out method. Management periodically reviews inventory balances, using recent and future expected sales to identify slow-moving or obsolete items. Inventories consist of the following at July 31, 2008 (in thousands):

July 31, 2008
Inventory – parts	$2,804
Inventory – equipment	1,774
Total Inventory	$4,578

BINGO EQUIPMENT, FURNITURE AND OTHER EQUIPMENT

Bingo equipment includes portable and fixed-base player terminals, file servers, caller units, point-of-sale units, and other support equipment. We record bingo equipment, furniture, and other equipment at cost and depreciate these over the estimated useful lives of the assets using the straight-line method. The estimated useful lives are as follows:

Bingo equipment	3-5 years
Office furniture and equipment	3-7 years
Leasehold improvements	Remaining Life of Lease

We provide reserves for excess or obsolete bingo terminals on hand that we do not expect to use. The reserves are based upon several factors, including estimated forecast of bingo terminal demand for placement into bingo halls. The estimates of demand for future bingo terminal may prove to be inaccurate, in which case we may have understated or overstated the provision required for excess and/or obsolete bingo terminals. Although we attempt to assure the accuracy of these estimated forecasts, any significant unanticipated changes in demand or technological developments could have a significant impact on the value of bingo terminals, results of operations, and financial condition.

SOFTWARE DEVELOPMENT CAPITALIZATION

We capitalize costs related to the development of certain software products that meet the criteria of Statement of Financial Accounting Standards (“SFAS”) No. 86 - Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed. SFAS No. 86 provides for the capitalization of computer software that is to be used as an integral part of a product or process to be sold or leased, after technological feasibility has been established for the software and all research and development activities for the other components of the product or process have been completed. We capitalize qualified costs of software developed for new products and for significant enhancements to existing products. We cease capitalizing costs when the product is available for general release to our customers. We amortize the costs on a straight-line method over the estimated economic life of the product beginning when the product becomes available for general release. The achievement of technological feasibility and the estimate of the product’s economic life require judgments. Any changes in key assumptions, market conditions, or other circumstances could result in an impairment of the capitalized asset and a charge to our operating results.

GOODWILL

We are required to perform an annual goodwill impairment review, and depending upon the results, the recorded goodwill may be written down and charged to income from operations when its carrying amount exceeds its estimated fair value. Goodwill is reviewed for possible impairment annually or more frequently whenever events or changes in circumstances indicate that the carrying value may not be recoverable, such as a significant adverse change in legal factors or business climate, an adverse action or assessment by a regulator, unanticipated competition, or a loss of key personnel.

LONG-LIVED ASSETS

We have adopted the provisions of SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. SFAS No. 144 requires impairment losses be recognized for long-lived assets and identifiable intangible assets, other than goodwill, used in operations. The losses are recognized when indicators of impairment are present and the estimated undiscounted cash flow of the asset are not sufficient to recover the asset’s carrying amount. The impairment loss is measured by comparing the fair value of the asset to its carrying amount.

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

Because of uncertainties related to these matters, we base accruals on the best information available at the time. As additional information becomes available, we reassess the potential liability related to our pending claims and litigation and may revise these estimates. Such revisions in the estimates of the potential liabilities could have a material impact on the results of operations and financial condition.

STOCK-BASED COMPENSATION

We generally grant stock options to our employees for a fixed number of shares with an exercise price equal to the fair value of the shares on the date of the grant.

We have adopted the Financial Accounting Standards Board (“FASB”) SFAS No. 123(R), Share Based Payment. This statement is a revision of SFAS No. 123, and supersedes APB Opinion No. 25, and its related implementation guidance. SFAS No. 123(R) addresses all forms of share-based payment awards including shares issued under employer stock purchase plans, stock options, restricted stock, and stock appreciation rights. Under SFAS No. 123(R), share-based payment awards result in a cost that will be measured at fair value on the award’s grant date. Stock options exercised in future periods will result in an adjustment within the Consolidated Statement of Cash Flows depicting increase in net cash provided by financing activities related to the cash received and an incremental tax benefit. In the fourth quarter of the fiscal year 2005, our Board of Directors approved the acceleration of the vesting of all unvested stock options awarded under the 1997 Incentive Stock Plan. As a result, all options outstanding at October 31, 2005, were fully vested and no compensation cost for such options will be recognized in any future periods.

For the three-month period ended July 31, 2008, we recognized compensation costs of $87,900 and a related tax benefit of $33,666 for a net cost of $54,234. This includes an additional compensation expense of $64,524 for two stock option settlements for fully vested equity shares. For the nine months then ended, we recognized a compensation expense of $96,183 and a related tax benefit of $36,838 for a net cost of $59,345. For the three and nine month periods ended July 31, 2008, there was no effect to either the basic and diluted earnings per share as a result of recognizing the share-based compensation expense, net of tax.

 For the three-month period ended July 31, 2007, we recognized compensation expense of $111,003 and a related tax benefit of $37,416 for a net cost of $73,587. For the nine-month period ended July 31, 2007, we recognized a compensation credit of $69,654 and a related tax benefit reversal of $25,801 for a net credit of $43,853. For the three-month period ended July 31, 2007, both basic and diluted earnings per share were reduced by $0.01 as a result of recognizing the share-based compensation expense, net of tax. For the nine-month period ended July 31, 2007, both basic and diluted earnings per share were increased by less than $0.01 as a result of recognizing the share-based compensation credit, net of tax. The stock option compensation reversal due to the change in accounting estimate is included in these totals.

As of July 31, 2008, the total compensation cost related to unvested stock-based awards granted to employees under our stock option plans but not recognized was $235,822. The cost of each award will be amortized on a straight-line basis over its term, which range from two to four years, and will be adjusted for subsequent changes in estimated forfeitures.

During the three and nine months ended July 31, 2008, no options were granted. For the three and nine months ended July 31, 2007, we granted 50,000 and 300,000 options, respectively.

During the three and nine months ended July 31, 2008, we granted 30,000 and 65,000 restricted shares, respectively, to various employees that vest over a three-year period. The shares were valued at market on the grant date. The awards will be amortized on a straight-line basis over the term of the grants. We recognized expense for the three and nine months ended July 31, 2008, of $23,761 and $36,284, respectively, and a related tax benefit of $9,100 and $13,897, respectively, for a net cost of $14,661 and $22,387, respectively. As of July 31, 2008, the compensation related to unvested restricted stock awards granted to employees under our stock option plan but not yet recognized was $315,722. The cost will be adjusted for subsequent changes in estimated forfeitures.

On November 10, 2005,, the FASB issued Staff Position No. SFAS 123(R)-3, Transition Election Related to Accounting for Tax Effects of Share-Based Payment Awards. We have elected to adopt the alternative transition method provided in this FASB Staff Position for calculating the tax effects of share-based compensation pursuant to SFAS No. 123(R). The alternative transition method includes a simplified method to establish the beginning balance of the additional paid-in capital pool related to the tax effects of employee share-based compensation, which is available to absorb tax deficiencies recognized subsequent to the adoption of SFAS No. 123(R).

Under SFAS No. 123(R) stock-based compensation cost is measured at the grant date based on the estimated fair value of the award and recognized over the stated vesting period. We continue to utilize the Black-Scholes option-pricing model to estimate the fair value of employee stock-based compensation at the date of grant, which requires the use of accounting judgment and financial estimates. The expected life of the options used in this calculation is the period of time the options are expected to be outstanding, and is determined by the simplified method outlined in Staff Accounting Bulletin 107, which states, “The midpoint of the average vesting period and contractual life is an acceptable expected life assumption.” Expected stock volatility is based on the historic volatility of the stock for a period equal to the length of time we have been public. Expected option exercises, the period of time the options are held, forfeitures, employee terminations and other criteria are based on previous experiences. The risk-free rates for periods within the contractual life of the options are based on United States Treasury Note rates in effect at the time of the grant for the period equal to the expected life. Application of alternative assumptions could produce significantly different estimates of the fair value of stock-based compensation and consequently, the related amounts recognized in the Condensed Consolidated Statements of Income.

RECENT ACCOUNTING PRONOUNCEMENTS

In February 2007, the FASB issued SFAS No. 159, Fair Value Option for Financial Assets and Financial Liabilities. SFAS No. 159 permits companies to elect to measure eligible financial instruments, commitments and certain arrangements at fair value at specified election dates, with changes in fair value recognized in earnings at each subsequent reporting period. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. We are assessing the potential impact of SFAS No. 159 on our financial position, results of operation, and cash flow.

In December 2007, the FASB issued SFAS No. 141(R), Business Combinations, and SFAS No. 160, Accounting and Reporting of Non-Controlling Interest in Consolidated Financial Statements, an Amendment of ARB No. 51. These new standards will significantly change the financial accounting and reporting of business combination transactions and non-controlling (or minority) interests in consolidated financial statements. We will be required to adopt SFAS No. 141(R) and SFAS No. 160 on or after December 15, 2008. We have not yet determined the effect, if any, that the adoption of SFAS 141(R) and SFAS No. 160 will have on our consolidated financial statements.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative instruments and Hedging Activities. The new standard is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable better understanding of the effects on financial position, financial performance, and cash flows. The effective date is for fiscal years and interim periods beginning after November 15, 2008. We have not yet determined the effect, if any, that the adoption of SFAS No. 161 will have on our consolidated financial statements.

In December 2007, the Securities and Exchange Commission issued Staff Accounting Bulletin  (“SAB") No. 110 to permit entities, under certain circumstances, to continue to use the “simplified” method, in developing estimates of expected term of “plain-vanilla” share options in accordance with SFAS No. 123 (R) Share-Based Payment. SAB No. 110 amended SAB No. 107 to permit the use of the “simplified” method beyond December 31, 2007. The adoption of SAB No. 110 did not materially affect our financial statements.

3. INVESTMENTS

Investments at July 31, 2008, consisted of $3.9 million of principal invested in Auction Rate Securities (“ARS”) at cost. The ARS held are private placement securities with long-term nominal maturities with the interest rates reset through a Dutch auction each month. The monthly auctions historically have provided a liquid market for these securities. Our investments in ARS represent interests in collateralized debt obligations supported by pools of residential and commercial mortgages, credit cards, insurance securitizations, and other structured credits, including corporate bonds. Some of the underlying collateral for the ARS we hold consists of sub-prime mortgages.

Consistent with our investment policy guidelines, the ARS investments held had AAA/Aaa credit ratings at the time of purchase. With the liquidity issues experienced in global credit and capital markets, the ARS held by us at July 31, 2008, have experienced multiple failed auctions as the amount of securities submitted for sale exceeded the amount of purchase orders. In addition, during 2008 Moody’s downgraded some ARS credit ratings and placed others on credit watch. All of our ARS investments retained at least a B2 rating as of July 31, 2008.

The estimated market value of our ARS holdings at July 31, 2008, was $2.8 million, which reflects an approximate adjustment of $0.1 million and $1.1 million for the three and nine months ended July 31, 2008, respectively, to the principal value of $3.9 million. Although the ARS continue to pay interest according to their stated terms, based on the fair value of the investments and an analysis of other-than-temporary impairment factors, we recorded a pre-tax impairment charge of approximately $0.1 million and $1.1 million for the three and nine months ended July 31, 2008.

In prior periods, we classified the amount invested in ARS as marketable securities in the current assets listed on the balance sheet. Given the failed auctions, our ARS are illiquid until there is a successful auction for them. Accordingly, we reclassified the entire balance of the ARS from short-term to non-current investments.

4. ACQUISITION

  On March 28, 2007, we acquired essentially all of the assets of Summit Amusement & Distributing, Ltd. (“Summit”) for $40.9 million in cash. Summit is a leading developer and manufacturer of entertainment driven gaming devices, including primarily video lottery terminal equipment and related software, headquartered in Billings, Montana.

Under the purchase method of accounting, the total purchase price is allocated to Summit’s tangible and intangible assets based on their fair values as of the date of the closing of the acquisition. We are in disagreement with the seller regarding approximately $1.0 million of the purchase price regarding the total working capital at the date of closing. We are working with the seller to settle this matter through arbitration. The purchase price may change based on the outcome of that arbitration. The purchase price, including the disputed working capital, has been allocated as described below.

 The total purchase price is as follows (in thousands):

Cash paid for Summit	$39,745
Direct transaction costs	1,115
Total cash purchase price	$40,860

 The allocation of the purchase price and estimated useful lives and first year amortization associated with certain assets is as follows (in thousands):

Accounts receivable	$2,645
Prepaid expenses and other assets	211
Inventory	3,312
Property plant and equipment	1,598
Identifiable depreciable intangibles assets	7,720
Trade name	1,600
Goodwill	24,896
Accounts payable and other accrued expenses	(1,122)
Total preliminary purchase price	$40,860

Unaudited pro forma results of operations, assuming the acquisition of Summit had been completed at the beginning of each period are summarized below. The results reflect adjustments to amortization, interest expense, and income tax expense. The interest rates used in determining the pro forma adjustments are related to the credit facility and approximate a blended average rate of 9.54% for the three and nine months ended July 31, 2007. The pro forma adjustment for the income tax expense is based on our effective rate of 40%. The pro forma earnings per share are based on our shares outstanding since we did not issue shares for the acquisition (in thousands, except for share amounts).

Nine Months Ended
July 31, 2007
Net sales	$49,760
Net earnings	1,310
Basic earnings per share	$0.10
Diluted earnings per share	$0.10

    In the above acquisition, we acquired various intangible assets listed below:

    Acquired Intangible Assets (in thousands):

	July 31, 2008
				Net Fair
	Fair Market	Estimated	Accumulated	Market
	Value	Lives	Amortization	Value
Amortized Intangible Assets
Customer relationships	$3,600	5 years	$960	$2,640
Patent application	520	10 years	69	451
Game library	3,600	10 years	480	3,120
Total amortizable intangible assets	$7,720		$1,509	$6,211

Unamortized Intangible Assets
Goodwill	$24,896
Summit trade name	1,600
Total	$26,496

Amortization expense related to the acquisition of Summit for the three and nine months ended July 31, 2008, is $283,000 and $849,000, respectively. Estimated future aggregate amortization expense for intangible assets associated with the Summit acquisition subject to amortization as of July 31, 2008, is as follows (in thousands):

2008	$283
2009	1,132
2010	1,132
2011	1,132
2012	712
After 2012	1,820
$6,211

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

(In thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	July 31,		July 31,
	2008	2007	2008	2007

Net income (loss), as reported	$(488)	$1,079	$(44)	$3,358
Weighted average number of shares outstanding	12,079	12,580	12,244	12,552
Incremental shares from the assumed exercise of dilutive stock options	210	310	241	477
Dilutive weighted shares	12,289	12,890	12,485	13,029
Net income (loss) per share:
Basic	$(0.04)	$0.09	$0.00	$0.27
Diluted	$(0.04)	$0.08	$0.00	$0.26

6. TREASURY STOCK

On September 4, 2007, the Board of Directors authorized expending up to $5.0 million in a share-repurchase program, which expired September 3, 2008. During the fiscal year ended October 31, 2007, we advanced $0.5 million to a member of our Board of Directors to repurchase stock on our behalf and accounted for this as a related party receivable for financial statement reporting purposes. During the quarter ended January 31, 2008, the director settled the receivable by repurchasing common stock. As of July 31, 2008, we had acquired 576,185 shares of our common stock at a cost of approximately $3.6 million (including the shares received from the related party) pursuant to our repurchase program.

7. LEGAL PROCEEDINGS

On March 22, 2001, we filed GameTech International, Inc. v. Trend Gaming Systems, LLC, CIV 01-0540 PHX LOA, a claim in the United States District Court for the District of Arizona, seeking a declaratory judgment that we are not in material breach of our November 1, 1999. Distribution Agreement with Trend Gaming Systems, LLC (“Trend”), and seeking damages for past due payments and wrongful withholdings by Trend. Trend counterclaimed, alleging that its payments were in compliance with its contractual obligations. Trend also contended that we were in breach of certain of our contractual obligations to Trend, including that we had wrongfully terminated Trend. On December 16, 2002, the court entered at our request an order enjoining Trend from using approximately $540,000 in funds it had collected on our behalf, pending a trial on our ownership interest in those funds. The money was placed in two bank accounts/constructive trusts, subject to the court’s control. The sums in those accounts now total approximately $646,000. In addition, collections of accounts receivable by Trend, if any, are also being placed in that account, pending the resolution of the case. We have posted a $450,000 deposit with the court as a bond, which is presented as restricted cash on our condensed consolidated balance sheets. The accounts receivable from Trend were fully reserved. During the quarter ended April 30, 2008, we wrote off all receivables and related reserves. Trial in this matter commenced October 4, 2004. On November 1, 2004, the jury returned a verdict in favor of Trend against us in the amount of $3.5 million in compensatory damages. The jury also awarded us $735,000 in compensatory damages against Trend for funds Trend collected on our behalf but failed to remit to us. The court denied all of our post-trial motions, except that it maintained the injunction imposing a constructive trust, pending resolution of the issues on appeal. The court setoff the jury awards and entered an amended judgment for Trend on March 12, 2005, in the amount of $2.8 million, plus interest on that sum at the rate of 3.31% per annum beginning March 30, 2005.

We appealed to the United States Court of Appeals for the Ninth Circuit on April 8, 2005. We posted a supersedeas bond on April 8, 2005, in the court-appointed amount of $3.4 million, which bond stayed any action by Trend to collect on the judgment, pending appeal. Trend initially sought an award of $810,000 in legal fees and $26,000 in expenses and costs. In an amended request, Trend sought an award of $1.4 million in legal fees and $61,000 in expenses and costs. The court awarded Trend $909,000 in legal fees, expenses and costs plus interest of 3.77% per annum beginning August 5, 2005. We appealed the fee award to the United States Court of Appeals for the Ninth Circuit on August 5, 2005. We posted an additional supersedeas bond with the court on August 18, 2005, in the amount of $1.1 million, thereby staying any action by Trend to collect the fees, pending appeal. Any cash used in the collateralization of the bonds was accounted for as restricted short-term investments on our consolidated balance sheets. On April 19, 2007, a three-judge panel of the United States Court of Appeals for the Ninth Circuit heard oral arguments for the appeal.

On May 16, 2007, the United States Court of Appeals for the Ninth Circuit issued its ruling in our favor upholding each of the items we appealed, reversing the trial court’s rulings and remanding the matter back to the trial court for a new trial. Currently, there is no set date as to when the matter will be returned to the control of the lower court. Additionally, as a result of this decision, the supersedeas bonds we posted prior to filing the appeal were released by the lower court as of August 18, 2007. Upon receipt of the released supersedeas bonds from the court we terminated the supporting insurance polices and had the letters of credit released giving us access to the certificates of deposit, which had served as the cash security for the supersedeas bonds.

 For the year ended October 31, 2004, we recorded an estimated loss contingency in the Trend litigation of $2.8 million, which was estimated based on the amounts of the judgment described above. We recorded an additional loss contingency of $0.9 million in the third quarter of fiscal 2005 to account for the increased total award to Trend for legal fees and expenses and costs. In addition, we recorded a loss of $313,000 through October 31, 2007, for the interest accrued on the Trend judgment. With the United States Court of Appeals for the Ninth Circuit ruling upholding each of the items we appealed, reversing the trial court’s rulings and remanding the matter back to the trial court for a new trial, we believe there is no further justification at this time for continuing to accrue loss contingencies. This matter is now pending retrial.

On March 2, 2004, a jury rendered a verdict in our favor and against Trend Gaming, LLC, a Kentucky LLC (“Trend Gaming”) (involving a prior distribution agreement in Virginia) awarding compensatory and punitive damages in the total amount of approximately $1.5 million. The jury also returned a verdict against Steven W. and Rhonda Hieronymus awarding compensatory and punitive damages of $1.0 million. The court reduced compensatory damages against Trend Gaming to $1.1 million. The court affirmed $150,000 in punitive damages against Trend Gaming and awarded us fees and costs of suit against Trend Gaming in the amount of $650,000. Compensatory damages against Mr. and Mrs. Hieronymus have been reduced to $762,000 but the punitive damage award against them in the amount of $150,000 remains unchanged. Of the total compensatory damages of $1.1 million awarded to us, $762,000 represents compensation for lost profits. We can only collect such damages from one of the defendants to avoid a double recovery. Defendants appealed the judgment against them. On March 5, 2007, the Appellate Court entered its ruling affirming the judgment of the lower court in our favor. On June 16, 2008, the Ninth Circuit Court of Appeals awarded attorney fees in the amount of $139,177 in favor of GameTech and jointly and severally against Trend Gaming L.L.C., Steven W. Hieronymous, and the marital estate of Steven W. Hieronymous and Rhonda Hieronymous. We have not recorded an estimated gain contingency, as we can give no assurances whether we will be able to collect any award from the defendants.

We are involved in various other legal proceedings arising in the ordinary course of our business. We do not believe that any of those proceedings will have a material adverse effect on our business, results of operations, or financial condition.

8. INCOME TAXES

We recorded our income tax provision at an effective rate of 38.3% for the nine months ended July 31, 2008, compared with 36.9% for the nine months ended July 31, 2007. The actual effective tax rate is different from the expected federal rate of 34%, reflecting certain permanent differences between financial accounting and tax accounting, and state and foreign tax provisions.

In July 2006, the FASB issued Interpretation (“FIN”) No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of SFAS No. 109, which creates a single model to address uncertainty in income tax positions and prescribes the minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. It also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN No. 48 was effective for fiscal years beginning after December 15, 2006, and accordingly, we adopted FIN No. 48 beginning on November 1, 2007. As a result of the implementation of FIN 48, no material amounts were recognized during the three and nine months ended July 31, 2008.

We file numerous consolidated and separate income tax returns in the United States federal jurisdiction and in many state and foreign jurisdictions. With few exceptions, we are no longer subject to United States federal income tax examinations for years before 2003 and are no longer subject to state and local, or foreign income tax examinations for years before 2002.

9. CREDIT AGREEMENT and ACQUISITION OF REAL PROPERTY

On March 28, 2007, we entered into a credit facility related to the acquisition of Summit. This credit facility consisted of a term note for $30.0 million and a revolving line of credit for $10.0 million. The interest rate for the term note was prime rate plus 1.75%, or LIBOR plus 4.75%, with a minimum annual rate of 9.75%. As of July 31, 2008, the interest rate was 10.75% and the balance of the term note was $18.7 million. Interest payments were due monthly and starting January 1, 2008, principal payments of $1.1 million were due quarterly through the maturity date of March 28, 2012. The interest rate for the revolving line of credit was prime rate plus 0.50%, or LIBOR plus 3.5%, with a minimum annual rate of 8.50%. As of July 31, 2008, the interest rate was 9.50% and the outstanding balance of the revolving line of credit was $7.4 million. The revolving line of credit required monthly payments of interest only and the outstanding balance was due upon maturity of the credit facility on March 28, 2012. Our obligations under the agreement were secured by substantially all of our assets. The estimated fair value of this debt was the carrying value of the debt. On August 22, 2008, we terminated this credit facility concurrent with the refinancing transaction as described below. We incurred approximately $0.4 million in prepayment penalties to Ableco Finance LLC, which was funded by the proceeds of the refinance transaction.

On August 22, 2008, we entered into a Senior Secured Credit Facility (the “New Credit Facility”) with U.S. Bank N.A. as lender, lead arranger and administrative agent, and Bank of the West as lender (collectively “Lenders”) that provides up to $40.0 million of financing for the Company. U.S. Bank N.A. will hold up to $25.0 million of the New Credit Facility and Bank of the West will hold up to $15.0 million. The New Credit Facility will be used (i) to refinance our existing credit facility as described earlier in this note, (ii) acquire real estate and real property as described below, and (iii) for general corporate purposes. Our obligations under the New Credit Facility are secured by first priority security interest in all of our assets, including a first deed of trust on real estate and property purchased concurrently with closing of New Credit Facility, and future cash flows. We incurred arrangement, up front, document and other fees of approximately $0.3 million payable to Lenders, and the fees were funded by the proceeds of the New Credit Facility.

The New Credit Facility provides a Senior Secured Revolving Credit Facility (the “Revolver”) of $2.0 million, maturing on August 31, 2010, with monthly interest-only payments due on the last day of each month beginning September 30, 2008. We select the interest rate calculation for each advance under the Revolver from two allowable interest rate calculations. The first allowed interest rate calculation, called the Base Rate, is the higher of the Agent’s prime rate or the Federal Funds rate plus 0.50%. The second allowed interest rate calculation is the 1, 2, 3, 6, or 12-month LIBOR rate plus 2.0%. As of September 1, 2008, there were no outstanding borrowings under the Revolver.

The New Credit Facility also provides for a Senior Secured Term Credit Facility (the “Term Loan”) of $38.0 million that requires monthly interest payments beginning September 30, 2008, and quarterly principal payments of approximately $1.1 million beginning October 31, 2008, until its maturity on August 28, 2013, when the balance will be due in full. The interest rate for the term loan varies based upon the one-month LIBOR rate plus 2.80%. In connection with the Term Loan agreement, we also entered into an interest rate swap agreement with U.S. Bank N. A., which exchanged the variable one-month LIBOR rate of the Term Loan for a fixed LIBOR rate of 3.99% per annum effective August 22, 2008, through the maturity of the Term Loan. As of September 1, 2008, there was $38.0 million outstanding under the Term Loan,at an average interest rate of 6.79%.

Under the New Credit Facility, we must comply with various financial and non-financial covenants. The financial covenants include a cash flow leverage ratio, fixed charge coverage ratio, working capital requirement of $7.5 million, and liquidity requirement of $2.25 million. The non-financial covenants include restrictions on asset divestitures; liens; transactions with related parties; limitations on additional indebtedness; mergers, acquisitions and consolidations; cash dividends; redemptions of stock (other than the existing stock repurchase program publicly announced on September 4, 2007); and change of control. The New Credit Facility provides for a mandatory prepayment of principal equal to 50% of free cash flow when a collateral shortfall is present, measured on an annual basis beginning October 31, 2009. A collateral shortfall will exist if the outstanding principal balance of the New Credit Facility exceeds the sum of (i) 100% of cash held in a control account, (ii) 80% of accounts receivable, (iii) 50% of net book value of finished goods and raw materials, (iv) 75% of the net book value of land, buildings, and property improvements, and (v) 50% of the net book value of all other fixed assets. Free cash flow is defined as the sum of EBITDA less the sum of (i) unfinanced capital expenditures, (ii) cash paid interest, (iii) cash paid taxes, (iv) the change in working capital, and (v) debt amortization under New Credit Facility.

On August 22, 2008, and concurrent with the closing of the New Credit Facility, we purchased from RKD Holdings, L.L.C. certain real estate and real property in southwest Reno, Nevada for an aggregate purchase price of $7.2 million. The real property includes approximately a 100,000 square foot building that will be used as our new headquarters. Pursuant to the New Credit Facility, we will invest approximately $2.6 million of additional improvements to the interior of the building to add office space, and provide for the manufacturing and assembly needs of bingo, VLT and slot equipment. The building improvements are being funded by proceeds from the New Credit Facility, and the proceeds are being held in a construction control account with U.S. Bank N.A. The New Credit Facility provides for the release of said funds to cover payments for the construction of the additional improvements. Any funds remaining in the construction control account will be returned to us upon satisfactory completion of the building improvements. We expect to complete the building improvements and relocate to our new corporate headquarters by the end of our first fiscal quarter in 2009.

10. BUSINESS SEGMENT INFORMATION

 During the fiscal quarter, ended July 31, 2007, management reviewed our operating segments in accordance with SFAS No. 131, Disclosure about Segments of an Enterprise and Related Information. Because of our acquisition of Summit in March 2007, management determined that a new operating segment was appropriate. The segment discussion outline below represents the adjusted segment structure as determined by management in accordance with SFAS No. 131.

Management has identified two operating segments. Each operating segment is considered a reporting segment, which is described as follows: the design, development, and marketing of interactive electronic bingo systems consisting of portable and fixed-based systems and the manufacturing and sale of gaming equipment.

The accounting policies of the reporting segments are the same as those described in the summary of significant accounting policies. We evaluate the performance of these segments based on many factors including sales, sales trends, margins, and operating performance.

Financial information for our reporting segments is as follows: (in thousands):

	Three months Ended		Nine months Ended
	July 31,		July 31,
	2008	2007	2008	2007
Net Revenue
Bingo Equipment	$11,004	$11,623	$33,222	$35,972
Box Equipment	2,358	5,014	9,194	6,093
	$13,362	$16,637	$42,416	$42,065
Net Cost of Revenue
Bingo Equipment	$5,051	$4,894	$14,324	$15,023
Box Equipment	1,764	2,870	5,260	3,516
	$6,815	$7,764	$19,584	$18,539
Net Income/(Loss)
Bingo Equipment	$250	$1,166	$1,731	$3,871
Box Equipment	(738)	(87)	(1,775)	(513)
	$(488)	$1,079	$(44)	$3,358
Depreciation and Amortization
Bingo Equipment	$2,118	$2,691	$6,705	$8,153
Box Equipment	322	71	962	105
	$2,440	$2,762	$7,667	$8,258
Interest Expense
Bingo Equipment	$1	$2	$25	$7
Box Equipment	767	975	2,125	1,325
	$768	$977	$2,150	$1,332

	July 31,	October 31,
	2008	2007
Identifiable Assets
Bingo Equipment	$81,194	$83,131
Box Equipment	8,550	10,751
	$89,744	$93,882

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with our unaudited condensed consolidated financial statements and notes thereto included elsewhere in this report, as well as our audited consolidated financial statements for the fiscal year ended October 31, 2007, contained in our Annual Report on Form 10-K and Form 10-K/A.

This document includes various “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which represent our expectations or beliefs concerning future events. Statements containing expressions such as “believes,” “anticipates,” or “expects,” used in our press releases and periodic reports on Forms 10-K and 10-Q filed with the SEC, are intended to identify forward-looking statements. All forward-looking statements involve risks and uncertainties. Although we believe our expectations are based upon reasonable assumptions within the bounds of our knowledge of our business and operations, there can be no assurances that actual results will not differ materially from expected results. We caution that these and similar statements included in this report are further qualified by important factors that could cause actual results to differ materially from those in the forward-looking statements. Such factors include those discussed under the heading “Risk Factors” in our Annual Report on Form 10-K and Form 10-K/A for the year ended October 31, 2007, and in this report. Readers are cautioned not to place undue reliance on forward-looking statements, which speak only as of the date thereof. We undertake no obligation to publicly release any revisions to such forward-looking statements to reflect events or circumstances after the date hereof.

OVERVIEW

We design, develop, and market several bingo systems, VLT and slot machines (collectively referred to as “Box business”). We entered into the Box business in March 2007, with our acquisition of Summit Amusement and Distributing Ltd. (“Summit”) for $40.9 million in cash. Our revenue comes from the sale or lease of these products. Our revenue from Box business sales during the third quarter equaled 17.6% of the total revenue, our revenue from the lease of portable bingo systems accounted for 66.7% of our total revenue, and lease revenue from fixed-based bingo units accounted for 15.7% of our total revenue for the quarter. During the nine months ended July 31, 2008, Box business sales accounted for 21.7%, lease revenue of portable bingo systems accounted for 63.3%, and lease revenue from fixed-base bingo units accounted for 15.0% of our total revenue, respectively. As of July 31, 2008, we had bingo systems in service in 38 states and in three foreign countries and Box sales in six states, one US territory, and various Native American locations. We are marketing new server-based wireless gaming systems where users play a range of games including bingo, video poker, keno and other slot machine games. We installed our first server-based gaming system in the second fiscal quarter of 2008.

We generate revenue by placing electronic bingo systems in bingo halls under contracts based on (1) a fixed fee per use per session; (2) a fixed weekly fee per terminal; or (3) a percentage of the revenue generated by each terminal. Revenue growth for our bingo systems is affected by player acceptance of electronic bingo as an addition or an alternative to paper bingo. Additionally, our revenue growth is dependent on our ability to expand operations into new markets and our ability to increase our market share in our current markets. Fixed-based bingo terminals generate greater revenue per terminal than portable bingo terminals, but also require a greater initial capital investment.

We typically install our electronic bingo systems at no charge to our customers, and capitalize the costs. We record depreciation of bingo equipment over either a three or five-year estimated useful life using the straight-line method of depreciation.

Our Box business generates revenue from sales of VLT’s (new and used), software conversions kits, content fees, license fees, participation fees, parts, and service. For the three and nine months ended July 31, 2008, 96.0% and 95.9%, respectively, of our Box business sales were from the sales of new and used VLT equipment, conversion kits, and parts. In some instances, we recognize recurring participation revenue in lieu of one-time machine sales. Increasing market share in existing markets and expanding product placement in new markets drives revenue growth.

Our Bingo and Box expenses consist primarily of cost of revenue, general and administrative expense, sales and marketing expense, and research and development expense. Cost of revenue consists of expenses associated with technical and operational support of the bingo systems in bingo halls, depreciation and amortization of bingo terminals, cost of sales related to equipment sold, and repair/refurbishment/disposal costs of bingo terminals and related support equipment. General and administrative costs consist of expenses associated with management of our company and the related support; including finance and accounting, legal, compliance, information systems, human resources, allowance for doubtful accounts receivable, and amortization of intangible assets acquired from the Summit acquisition. Sales and marketing expenses consist primarily of commissions paid to distributors for promoting and supporting our products, and commissions paid to our internal sales force to generate new customers and sell additional and upgraded equipment to our existing customers. Research and development costs consist of company-sponsored activities to provide customers with new or enhanced games or game themes for our VLT’s and slot machines or improved bingo terminals or to develop and install new wireless server-based systems.

We incurred a net loss of $0.5 million for the three months ended July 31, 2008, compared to a net profit of $1.1 million for the same period in fiscal 2007. Revenue for the quarter declined $3.3 million compared to a year ago, with the decrease in VLT sales in Louisiana and Montana of $2.5 million accounting for most of this decline. This decline in revenue is due primarily to delays in new software approvals for Montana, and a softness in the Louisiana market. Due to the decline in revenue, our gross profit during this period declined by $2.3 million compared to the same period in 2007. General and administrative, sales and marketing, and research and development expenses increased by a total of $0.2 million for this three month period compared to the same quarter in 2007. Because we had a loss for the third quarter our provision for income tax decreased by $1.0 million from the comparable period in 2007.

We incurred a net loss of $44,000 for the nine months ended July 31, 2008, compared with net income of $3.4 million for the same period in fiscal 2007. Revenue for the period increased by $0.3 million but was more than offset by an increase in cost of revenue of $1.0 million, resulting in a decrease of gross profit by $0.7 million. There was an increase in general and administrative expense of $1.0 million, due to increased amortization for the Summit intangible assets acquired, and increased licensing fees for both corporate licenses and product testing and licensing. Research and development expense increased $1.8 million due to higher costs for the design and development of product required for a major VLT contract scheduled to start delivery in the fourth quarter, plus the cost for design and development of our Class III slot machine that was approved by GLI on August 7, 2008, and is expected to start delivery in the fourth quarter to select Native American casinos within California. Sales and marketing expense decreased by $0.2 million due to lower commissions from lower sales, and loss contingency costs declined by $0.1 million. A $1.1 million pre-tax impairment of the value of our investment in auction rate securities adversely affected net income for the nine months ended July 31, 2008. During the first nine months of 2008, we incurred increased interest expenses of $0.8 million due to increased interest rates and decreased depreciation expense of $1.1 million as our Traveler equipment become fully depreciated.

On September 4, 2007, the Board of Directors authorized expending up to $5.0 million in a share-repurchase program. The shares were acquired through open market transactions by September 3, 2008. The actual amount and timing of dollars expended and shares repurchased were subject to business and market conditions and applicable SEC rules. As of July 31, 2008, we had acquired 576,185 shares at a cost of approximately $3.6 million pursuant to this program.

As previously reported, as of March 12, 2008, Donald Tateishi ended his relationship with us as our Chief Financial Officer, Secretary and Treasurer. Mr. Tateishi resigned for personal reasons and not because of any disagreement with us regarding our operations, policies or practices. Marcia R. Martin assumed the Chief Financial Officer and Treasurer position on June 10, 2008. John H. Harvat, our general counsel, assumed the Secretary position on March 26, 2008.

On August 22, 2008, we terminated our existing credit facility. Concurrently, we entered into a Senior Secured Credit Facility (the “New Credit Facility”) with U.S. Bank N.A. as lender, lead arranger and administrative agent, and Bank of the West as lender (collectively “Lenders”) that provides up to $40.0 million of financing. U.S. Bank N.A. will hold up to $25.0 million of the New Credit Facility and Bank of the West will hold up to $15.0 million. The New Credit Facility will be used (i) to refinance our existing credit facility as described earlier, (ii) acquire real estate and real property as described below, and (iii) for general corporate purposes. Our obligations under the New Credit Facility are secured by a first priority security interest in all assets, including a first deed of trust on real estate and property purchased concurrently with closing of New Credit Facility. We incurred fees of approximately $0.3 million to Lenders, and the fees were funded by the proceeds of the New Credit Facility.  We will write-off $0.8 million of debt acquisition costs associated with our prior credit facility in the fourth quarter.

On August 22, 2008, and concurrent with the closing of the New Credit Facility, we purchased from RKD Holdings, L.L.C. certain real estate and real property in southwest Reno, Nevada for an aggregate purchase price of $7.2 million. The real property includes approximately a 100,000 square foot building that will be used as the Company’s new headquarters. Pursuant to the New Credit Facility, the Company will invest approximately $2.6 million of additional improvements to the interior of the building to add office space, and provide for the manufacturing and assembly needs of bingo, VLT and slot equipment. The building improvements are being funded by proceeds from the New Credit Facility, and the proceeds are being held in a construction control account with U.S. Bank N.A. The New Credit Facility provides for the release of the funds to cover payments for the construction of the additional improvements. Any funds remaining in the construction control account will be returned to us upon satisfactory completion of the building improvements. We expect to complete the building improvements and relocate to our new corporate headquarters by the end of our first fiscal quarter in 2009.

APPLICATION OF CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Management’s Discussion and Analysis of Financial Condition and Results of Operations discuss our condensed consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the balance sheet dates and reported amounts of revenue and expenses during the reporting period. On an ongoing basis, we evaluate our estimates and judgments, including those related to revenue recognition, bad debts, bingo terminal depreciation, goodwill impairment, obsolescence, provision for income taxes, and contingencies and litigation. We base our estimates and judgments on historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

 Our critical accounting policies are those that are both important to the portrayal of our financial condition and results of operations and require management’s most difficult, subjective, and complex judgment. These critical accounting policies are discussed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2007 Form 10-K and Form 10-K/A. There have been no changes to our critical accounting policies since the filing of our 2007 Form 10-K and Form 10-K/A.

RESULTS OF OPERATIONS

Three Months Ended July 31, 2008, compared to the Three Months Ended July 31, 2007

The following table sets forth certain selected unaudited condensed consolidated financial data for the periods indicated:

	Three Months Ended July 31,
	(In Thousands)
	Bingo Equipment			Box Equipment
			% Change			% Change
			Favorable/			Favorable/
	2008	2007	(Unfavorable)	2008	2007	(Unfavorable)
Net Revenue	$11,004	$11,623	(5.3%)	$2,358	$5,014	(53.0%)
Cost of Revenue	5,051	4,894	(3.2%)	1,764	2,870	38.5%
Gross Profit	5,953	6,729	(11.5%)	594	2,144	(72.3%)
Operating Expenses:
General and administrative	1,784	2,020	11.7%	719	692	(3.9%)
Sales and marketing	2,524	2,299	(9.8%)	102	229	55.5%
Research and Development	832	688	(20.9%)	598	376	(59.0%)
Loss Contingencies	-	31	100.0%	-	-	0.0%
Total operating expenses	5,140	5,038	(2.0%)	1,419	1,297	(9.4%)
Income (loss) from operations	813	1,691	(51.9%)	(825)	847	(197.4%)
Interest Expense	(1)	(2)	50.0%	(767)	(975)	21.3%
Impairment of investments	(102)	-	(100.0%)	-	-	0.0%
Other income (expense), net	110	202	(45.5%)	1	11	(90.9)%
Income (loss) before income taxes	820	1,891	(56.6%)	(1,591)	(117)	(1259.8%)
Provision (benefit) for income taxes	570	725	21.4%	(853)	(30)	2743.3%
Net income (loss)	$250	$1,166	(78.6%)	$(738)	$(87)	(748.3%)

Net Revenue

Bingo net revenue decreased $0.6 million for the three months ended July 31, 2008, or 5.3% to $11.0 million from $11.6 million compared to the same period in 2007. The decrease in bingo net revenue is the result of several factors, including the soft economy, increased regional competition, pricing pressures, and continued migration of commercial accounts to slot machine style gaming. Although revenue is down, our more popular product lines continue to show increases. Box net revenues decreased $2.6 million for the three months ended July 31, 2008, or 53.0% to $2.4 million from $5.0 million compared to the same period in 2007. The continued softness in the Louisiana market affected VLT sales, as did delays in obtaining approvals on gaming product submitted in Montana. Financial results for the Box segment may continue to be volatile from quarter to quarter until we have broadened our revenue base by expanding into more VLT markets, and by penetrating into the Class III slot machine markets, such as California and Nevada.

Cost of Revenue

Bingo cost of revenue increased 3.2% to $5.1 million, or 45.9% of net revenue in the third quarter of 2008, from $4.9 million, or 42.1% of net revenue, for the comparable quarter in 2007. Bingo equipment depreciation decreased by approximately $0.5 million primarily due to certain product becoming fully depreciated, while service labor increased by $0.4 million over the comparable quarter in 2007 due to existing customers converting to our newer product lines. In addition, the cost of disposals, slow-moving and obsolete materials increased as a result of write-off of units and/or parts on older product lines as customers migrate to the newer product lines.

Box business cost of revenue decreased 38.5% to $1.8 million, or 74.8% of net revenues in the third quarter of 2008, from $2.9 million or 57.2% of net revenue for the comparable quarter in 2007. The decrease in cost of revenue is related to the decline in sales. The increase in cost of revenue as a percent of net revenue is related to a decline in new equipment and software sales, which are at a higher margin.

Gross Profit

Bingo gross profit decreased 11.5% to $6.0 million, or 54.1% of net revenue in the third quarter of 2008, from $6.7 million, or 57.9% of net revenue, for the comparable quarter in 2007. The decrease in gross profit is directly related to the decline in net revenue, while the decline in gross margin is related to the higher than normal write-offs of obsolete and slow moving inventory.

Box gross profit decreased 72.3% to $0.6 million, or 25.2% of net revenue in the third quarter of 2008, from $2.1 million or 42.8% of net revenue for the same period in 2007. The decrease is due to the decline of the higher margin new equipment and software sales in the third quarter of 2008.

Operating Expenses

Bingo general and administrative costs decreased 11.7% to $1.8 million or 16.2% of net revenue in the third quarter of 2008, from $2.0 million, or 17.4% of net revenue for the comparable quarter in 2007. The decrease is due to lower outside legal fees as the activity on major lawsuits, such as the Trend case, has declined since 2007, as well as the reclassification of Class III expenses to the Box division. Box general and administrative costs remained flat at $0.7 million for the third quarter of 2008 compared to the same period in 2007.

Bingo sales and marketing expenses for the third quarter of 2008 increased by $0.2 million or 9.8% over the same period in 2007 to $2.5 million. This increase in bingo sales and marketing expenses is due to higher distributor commissions as net revenues from distributors increased for the period. Box sales and marketing expenses for the third quarter of 2008 decreased to $0.1 million, from $0.2 million for the comparable period in 2007. The decrease is primarily due to lower sales and distributor commissions due to the decline in revenue.

Bingo research and development expenses increased 20.9% to $0.8 million in the third quarter of 2008, from $0.7 million for the comparable quarter in 2007. Box research and development expenses increased by $0.2 million to $0.6 million in the third quarter of 2008, from $0.4 million for the comparable period in 2007. The increase in the box business segments is primarily due to costs expended for developing new product lines, such as the California Keno game approved on August 7, 2008, new hardware design and software development for a major VLT contract, and licensing fees as we expand our distributorship to new markets. The increase in the bingo segment is primarily due to the licensing cost of expanding to new markets, and the development and testing of new product lines and content.

There were no loss contingencies recorded for the three months ended July 31, 2008, compared to $31,000 for the comparable three months in 2007.

Interest Expense

Interest expense was $0.7 million for the quarter ended July 31, 2008, compared to $1.0 million for the comparable period in 2007. The expense was due almost entirely to interest paid on our debt incurred to purchase Summit. The decrease in expense is due to lower principal balance, offset in part by higher interest rates.

Nine Months Ended July 31, 2008, compared to the Nine Months Ended July 31, 2007

The following table sets forth certain selected unaudited condensed consolidated financial data for the periods indicated:

	Nine Months Ended July 31,
	(In Thousands)
	Bingo Equipment			Box Equipment
			% Change			% Change
			Favorable/			Favorable/
	2008	2007	(Unfavorable)	2008	2007	(Unfavorable)
Net Revenue	$33,222	$35,972	(7.6%)	$9,194	$6,093	50.9%
Cost of Revenue	14,324	15,023	4.7%	5,260	3,516	(49.6%)
Gross Profit	18,898	20,949	(9.8%)	3,934	2,577	52.7%
Operating Expenses:
General and administrative	5,443	5,813	6.4%	2,374	963	(146.5%)
Sales and marketing	7,481	7,748	3.4%	395	311	(27.0%)
Research and Development	2,317	1,904	(21.7%)	1,944	547	(255.4%)
Loss Contingencies	-	124	100.0%	-	-	0.0%
Total operating expenses	15,241	15,589	2.2%	4,713	1,821	(158.8%)
Income from operations	3,657	5,360	(31.8%)	(779)	756	(203.0%)
Interest Expense	(25)	(7)	(257.1%)	(2,125)	(1,325)	(60.4%)
Impairment of investments	(1,079)	-	100.0%	-	-	0.0%
Other income (expense), net	253	525	(51.8%)	27	14	92.9%
Income (loss) before income taxes	2,806	5,878	(52.3%)	(2,877)	(555)	(418.4%)
Provision (benefit) for income taxes	1,075	2,007	46.4%	(1,102)	(42)	2523.8%
Net income (loss)	$1,731	$3,871	(55.3%)	$(1,775)	$(513)	(246.0%)

We acquired substantially all of the assets of Summit on March 28, 2007. Summit net revenues are included in the Box business segment above, and increases for 2008 are primarily due to having a full nine months of activity compared to only four months of activity for the comparable period presented above for 2007. Therefore, the following discussion of the results of operations for the nine month period will be focused on the Bingo business segment.

Net Revenue

Bingo net revenue for the nine months ended July 31, 2008, decreased 7.6% to $33.2 million from $36.0 million compared to the same period in 2007. The decrease in bingo net revenue for the nine months ended July 31, 2008, is the result of several factors, including increased regional competition, pricing pressures, and continued migration of commercial accounts to slot machine style gaming.

Cost of Revenue

Bingo cost of revenue decreased 4.7% to $14.3 million, or 43.1% of net revenue in the nine months ended July 31, 2008, from $15.0 million, or 41.8% of net revenue in the same period in 2007. This decrease is primarily due to bingo equipment depreciation decreasing by approximately $1.1 million over the comparable period in 2007, mainly from Travelers becoming fully depreciated, offset in part by increased cost of disposals, slow-moving and obsolete materials as a result of the write-off of units and/or parts on older product lines as customers migrate to the newer product lines.

Gross Profit

Bingo gross profit decreased 9.8% to $18.9 million, or 56.9% of net revenue in the nine months ended July 31, 2008, from $20.9 million or 58.2% of net revenue for the same period in 2007. The decrease in gross profit is due to the revenue decline as described above, while the decline in gross margin is due to the higher than normal write-offs for slow-moving and obsolete parts and materials.

 Operating Expenses

Bingo general and administrative costs decreased 6.4% to $5.4 million for the nine months ended July 31, 2008, from $5.8 million in the comparable period in 2007. The decrease is primarily due to lower outside legal fees as the activity on major lawsuits, such as the Trend case, has declined since 2007, as well as the reclassification of Class III expenses to the Box division.

Bingo sales and marketing expenses decreased to $7.5 million, or 22.5% of net revenue in the nine months ended July 31, 2008, from $7.7 million or 21.5% of net revenue for the comparable period in 2007. The decrease is primarily due to lower commissions directly related to the decline in revenue.

Bingo research and development expenses increased by $0.4 million to $2.3 million, for the nine months ended July 31, 2008, from $1.9 million for the comparable period in 2007. The increase is primarily due to the licensing cost of expanding to new markets, and the development and testing of new product lines and content.

There were no loss contingencies recorded for the nine months ended July 31, 2008, compared to $124,000 for the comparable nine months in 2007.

Interest Expense

Interest expense of $25,000 for the nine months ended July 31, 2008 increased $18,000 over the comparable period in 2007.

LIQUIDITY AND CAPITAL RESOURCES

We have funded our operations to date primarily through cash from operations and other capital sources. This capital is for operations, research and development, capital expenditures of bingo equipment and associated support equipment, and software. As of July 31, 2008, and October 31, 2007, we had a working capital balance of $9.7 million and $14.0 million, respectively. As of July 31, 2008, our principal source of liquidity included cash and cash equivalents of $9.6 million. Current liabilities include an accrued liability of $4.0 million in connection with a contingent litigation judgment.

We financed the acquisition of Summit primarily by a credit facility consisting of a term loan of $30.0 million and a revolving line of credit with a limit of $10.0 million. As of July 31, 2008, the interest rate on our term loan was 10.75% and on our revolving credit facility was 9.50%. We incurred interest expense of approximately $0.7 million and $2.1 million, respectively, for the three and nine months ended July 31, 2008, compared to $1.0 million and $1.3 million, for the comparable periods in 2007. The interest expense is primarily a result of the debt incurred in March, 2007, to finance the Summit acquisition. On August 22, 2008, we terminated this credit facility and prepaid all amounts outstanding as part of the requirements of our new credit facility.

Operating activities provided $11.8 million of cash for the nine-month period ended July 31, 2008, compared with $7.7 million for the nine month period ended July 31, 2007. The $11.8 million consisted of a net loss adjusted for $8.3 million from depreciation, amortization, obsolescence provisions, and loss on disposal of equipment, $1.1 million from the loss from impairment of investments, and $2.4 million provided by net changes in operating assets and liabilities. The $7.7 million for the nine-month period ended July 31, 2007, consisted primarily of our net income of $3.4 million plus $8.6 million of depreciation, amortization, obsolescence provisions, and loss on disposal of equipment, less $4.3 million used by net changes in the operating assets and liabilities.

Investing activities provided approximately, $0.6 million of cash for the nine-month period ended July 31, 2008, compared with using approximately $5.2 million of cash for the nine month period ended July 31, 2007. The $0.6 million consisted of $3.5 million in capital expenditures for bingo terminals and a net inflow of $4.1 million from short-term investments. During the nine-month period ending July 31, 2007, the $5.2 million consisted of $5.2 million in capital expenditures for bingo terminals and associated support equipment. We used $2.4 million in the acquisition of Summit. In addition, a $2.5 million net change occurred in the purchasing and selling of short-term investments.

Financing activities used approximately, $6.4 million during the nine-month period ended July 31, 2008, compared with providing $0.4 million for the nine month period ended July 31, 2007. The $6.4 million included payments on long-term debt of approximately $3.3 million and the repurchase of our common stock for approximately $3.1 million. The $0.4 million provided for the nine-month period ended July 31, 2007, was from the exercise of stock options for $0.3 million and $0.1 million in the related tax benefits.

Our New Credit Facility contains various restrictive covenants that could result in a curtailment of our capital expenditures including those for bingo devices and related equipment. In the event we were unable to raise additional capital if needed, further measures would be necessary, including the delay or reduction of our operations, research and development and other activities. Certain of these measures may require third-party consent or approvals, including the banks under the New Credit Facility, certain regulatory bodies, and others, and there are no assurances such consent or approvals could be obtained. Management does not believe that these limitations will adversely affect our operations or our ability to acquire necessary capital equipment.

We believe that cash flows from operations, cash, cash equivalents, and amounts available under our Revolver will be sufficient to support our operations, provide for budgeted capital expenditures, and meet liquidity requirements through the remainder of fiscal 2008. Our long-term liquidity requirements depend on many factors, including the rate at which we expand our business and whether we do so internally or through acquisitions. In addition, we may pursue strategic opportunities that could require us to fund our portion of operating expenses of such ventures and may require us to advance additional amounts should any partners in such ventures be unable to meet unanticipated capital requirements or similar funding events. To the extent that the funds generated from the sources described above are insufficient to fund our activities in the long term, we may be required to raise additional funds through public or private financing. No assurance can be given that the additional financing will be available or that, if it is available, it will be on terms acceptable to us.

On September 4, 2007, the Board of Directors authorized expending up to $5.0 million in a share-repurchase program. The shares were acquired through open market transactions by September 3, 2008.  As of July 31, 2008, we had acquired 576,185 shares at a cost of approximately $3.6 million pursuant to this program.

Purchase Commitments

From time to time, we enter into commitments with our vendors to purchase equipment or parts at fixed prices and/or guaranteed quantities. During the nine months ending July 31, 2008, we entered into various agreements for component parts for VLT's and bingo equipment. The total amount of purchase commitments as of July 31, 2008 was approximately $4.4 million. All purchases are expected to occur by the end of the fiscal year.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market Risks

We maintain an investment portfolio with the purchase price of approximately $3.9 million in investment-grade corporate issues, and in auction rate securities. The values of these investments are subject to changes in interest rates. During the three and nine months ended July 31, 2008, we recorded impairments of approximately $0.1 and $1.1 million, respectively, due to the devaluation of our auction rate securities. We monitor these investments for impairment and make appropriate reductions in carrying value when necessary.

There have been no material changes in market risk to our investment portfolio resulting from changes in interest rates from that disclosed in our Form 10-K and Form 10-K/A for the fiscal year ended October 31, 2007.

On August 22, 2008, we terminated our existing credit facility. Concurrently, we entered into a Senior Secured Credit Facility (the “New Credit Facility”) with U.S. Bank N.A. as lender, lead arranger and administrative agent, and Bank of the West as lender (collectively “Lenders”) that provides up to $40.0 million of financing for the Company. U.S. Bank N.A. will hold up to $25.0 million of the New Credit Facility and Bank of the West will hold up to $15.0 million. At September 1, 2008, the balance of the Term Loan was $38.0 million, and there was no outstanding balance on the Revolver.

The Term Loan requires monthly interest payments beginning September 30, 2008, and quarterly principal payments of approximately $1.1 million beginning October 31, 2008, until its maturity on August 28, 2013, when the balance will be due in full. The interest rate for the term loan varies based upon the one-month LIBOR rate plus 2.80%. In connection with the Term Loan agreement, we also entered into an interest rate swap agreement with U.S. Bank N. A., which exchanged the variable one-month LIBOR rate of the Term Loan for a fixed LIBOR rate of 3.99% per annum effective August 22, 2008, through the maturity of the Term Loan. As of September 1, 2008, there is $38.0 million outstanding under the Term Loan, and the average interest rate is 6.79%.

Because the interest rate on the Term Loan is fixed under a LIBOR swap agreement, increases in interest rates will not affect our cash flow. However, if we find it necessary to accelerate the amortization of the Term Loan, we could be required to pay early breakage fees on the LIBOR contracts in the event that interest rates decrease. Assuming the $38.0 million balance outstanding as of September 1, 2008, and the effective rate of interest rate of 6.79%, our breakage fee on the full outstanding balance if LIBOR declined by 50 basis points would be approximately $0.5 million, and an increase of 100 basis points would result in a breakage fee of approximately $1.1 million. We do not anticipate the need to accelerate that amortization of the Term Loan at any time for the remainder of fiscal 2008.

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

As of the end of the period covered by this report, we carried out an evaluation under the supervision of the management of the Company, including the CEO and CFO, and with the participation of an independent outside accounting firm, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(e). Based on this evaluation, the CEO and CFO determined that there are significant deficiencies and may be material weaknesses in our internal control over financial reporting, particularly regarding sufficient documentation issues found in our initial review of the internal controls relative to Summit revenue and other controls of the Company, that require remediation. Management is in the process of developing the remediation plan and intends to remediate the possible material weaknesses and the significant deficiencies prior to October 31, 2008, although no assurances can be given that this effort will be completely successful by that time. See Item 1A “Risk Factors.”

Changes in Internal Control over Financial Reporting

Other than as disclosed directly below, there have been no changes in our internal control over financial reporting during the quarter ended July 31, 2008, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

In our Form 10-K and Form 10-K/A for the fiscal year ended October 31, 2007, we previously reported a significant deficiency in our internal control over financial reporting related to the revenue recognition procedures for software contracts with multiple delivery elements. The evaluation of disclosure controls and procedures as of the end of the period covered by this report, performed under the supervision of the management of the Company, including the CEO and CFO, and with the participation of an independent outside accounting firm, identified significant deficiencies and possible material weaknesses in this area that require remediation. Management is in the process of developing the remediation plan and intends to remediate the possible material weaknesses and significant deficiencies prior to October 31, 2008, although no assurances can be given that this effort will be completely successful by that time. See Item 1A “Risk Factors.”

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

For a discussion of our current litigation, see Note 7 (Legal Proceedings) to our consolidated financial statements included herein.

We are involved in various other legal proceedings arising in the ordinary course of our business. We do not believe that any of those proceedings will have a material adverse effect on our business, results of operations, or financial condition.

ITEM 1A. RISK FACTORS

Economic factors beyond our control may adversely affect our investment and we may incur additional impairment charges to our investment portfolio.

As of July 31, 2008, we had $3.9 million of principal invested in Auction Rate Securities (“ARS”), representing interests in collateralized debt obligations supported by pools of residential and commercial mortgages or credit cards, insurance securitizations and other structured credits, including corporate bonds. Some of the underlying collateral for the ARS held by us consists of sub-prime mortgages. The estimated market value of our ARS holdings at July 31, 2008, was $2.8 million, which reflects a $1.1 million adjustment to the principal value of $3.9 million.

Although the ARS continue to pay interest according to their stated terms, based on the fair value of the investments and an analysis of other-than-temporary impairment factors, we have recorded an impairment charge of approximately $1.1 million in the nine months ended July 31, 2008. This impairment charge reflects the portion of ARS holdings that is an other-than-temporary decline in value.

The credit and capital markets could continue to deteriorate in 2008. If uncertainties in these markets continue, these markets deteriorate further or we experience any additional rating downgrades on any investments in our portfolio (including ARS), we may incur additional impairments to our investment portfolio, which could negatively affect our financial condition, cash flow and reported earnings.

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

In our Form 10-K and Form 10-K/A for the fiscal year ended October 31, 2007, we previously reported a significant deficiency in our internal control over financial reporting related to the revenue recognition procedures related to software contracts with multiple delivery elements.  As of the end of the period covered by this report, we determined  that there are significant deficiencies and possible material weaknesses in our internal control over financial reporting, including significant deficiencies and possible material weaknesses, particularly regarding sufficient documentation issues found in our initial review of the internal controls relative to Summit revenue and other controls of the Company, that require remediation.  Management is in the process of developing the remediation plan and intends to remediate the possible material weaknesses and the significant deficiencies prior to October 31, 2008, although no assurances can be given that this effort will be completely successful by that time.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

The following table provides information regarding repurchases of our common stock made by or on behalf of us, or any “affiliated purchaser” as defined in SEC rules, of our equity securities registered pursuant to Section 12 of the Exchange Act, for each month during the third quarter of fiscal year 2008, in the format required by SEC rules:

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Dollar Amount of Shares (in thousands) That May Yet Be Purchased Under the Plans or Programs (1)

May 1, 2008 – May 31, 2008	-	$-	-	$1,610
June 1, 2008 – June 30, 2008	34,750	4.93	34,750	1,439
July 1, 2008 – July 31, 2008	22,136	4.70	22,136	1,335

Total repurchased for the quarter	56,886	$4.84	56,886	$1,335

(1) On September 4, 2007, the Board of Directors authorized expending up to $5.0 million in a share-repurchase program. The shares reported in the table were acquired in open market transactions pursuant to this program. Approximately $1.4 million remained available for repurchase of our common stock related to this program, which expired September 3, 2008.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not Applicable

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not Applicable

ITEM 5. OTHER INFORMATION

Not Applicable

ITEM 6. EXHIBITS

2.1	Asset Purchase Agreement dated August 30, 2006, between GameTech International, Inc. and Summit Amusement & Distributing Ltd. (1)
3.1	Certificate of Incorporation of the Registrant, as amended (2)
3.2	Certificate of Designation of Series A Junior Participating Preferred Stock of the Registrant (3)
3.3	Second Amended and Restated Bylaws of the Registrant (4)
4.1	GameTech International, Inc. Registration Rights Agreement (5)
4.2	Rights Agreement, dated as of March 7, 2003, between GameTech International, Inc. and Mellon Investor Services, LLC, as rights agent (6)
4.3	Specimen Common Stock Certificate (7)
10.1	Letter Agreement by and between the Registrant and Marcia R. Martin, dated as of May 1, 2008 (8)
10.2	Purchase and Sale Agreement for the purchase of Real Property (9)
10.3	First Amendment to Purchase and Sale Agreement for the purchase of Real Property (9)
10.4	Financing agreement dated August 22, 2008, by and among GameTech International, Inc. and the lenders named herein, and U.S. Bank N. A, as collateral and administrative agent (11)
10.5	Second Amendment to Purchase and Sale Agreement for the purchase of Real Property (10)
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended.
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K dated August 30, 2006 as filed with the Commission on or about August 31, 2006.
(2)	Incorporated by reference to Exhibits 2.1 and 10.1 to the Registrant’s Registration Statement on Form S-1 (Registration No. 333-34967) as filed with the Commission on or about September 4, 1997.
(3)
Incorporated by reference to Exhibits 3.3 and 4.4 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended July 31, 2003, as filed with the Commission on or about March 17, 2003; Commission file No. 000-23401.

(4)
Incorporated by reference to Exhibit 3.4 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended July 31, 2004, as filed with the Commission on or about March 16, 2004; Commission file No. 000-23401.

(5)
Incorporated by reference to Exhibit 4.1 to Amendment No. 1 to the Registrant’s Registration Statement on Form S-1 (Registration No. 333-34967) as filed with the Commission on or about October 17, 1997.

(6)	Incorporated by reference to Exhibit 4.3 to the Registrant’s Current Report on Form 8-K dated March 7, 2003, as filed with the Commission on or about March 10, 2003; Commission file No. 000-23401.
(7)
Incorporated by reference to Exhibits 3.3 and 4.4 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended July 31, 2003, as filed with the Commission on or about March 17, 2003; Commission file No. 000-23401

(8)	Incorporated by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K dated June 9, 2008, as filed with the Commission on or about June 12, 2008.
(9)	Incorporated by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K dated June 5, 2008, as filed with the Commission on or about June 5, 2008.
(10)	Incorporated by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K dated July 28, 2008, as filed with the Commission on or about July 31, 2008.
(11)	Incorporated by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K dated August 22, 2008, as filed with the Commission on or about August 28, 2008.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Signature	Title	Date

/S/ Jay M. Meilstrup	Chief Executive Officer and President
Jay M. Meilstrup	(Principal Executive Officer)	September 9, 2008

/S/ Marcia R. Martin	Chief Financial Officer
Marcia R. Martin	(Principal Financial and Accounting Officer)	September 9, 2008