Form 10-K
period 2008-11-02
GAMETECH INTERNATIONAL INC
filed 2009-01-30
CIK 1045014

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the 53 weeks ended November 2, 2008

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ to_______

Commission file number 000-23401
GameTech International, Inc.
(Exact name of registrant as specified in its charter)

Delaware	33-0612983
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

900 Sandhill Road Reno, Nevada	89521
(Address of principal executive offices)	(Zip Code)

 (775) 850-6000
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, par value $.001 per share Rights to Purchase Series A Junior Participating Preferred Stock	The NASDAQ Stock Market LLC The NASDAQ Stock Market LLC

Securities registered pursuant to Section 12(g) of the Act:

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes  ☐  No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.Yes  ☐  No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒   No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “accelerated filer,” “large accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer  ☐  Accelerated filer  ☒ Non-accelerated filer  ☐  Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐   No  ☒

The aggregate market value of common stock held by non-affiliates of the registrant based on the closing price of the registrant’s common stock as reported on the NASDAQ Global Market on April 30, 2008, which was the last business day of the registrant’s most recently completed second fiscal quarter, was $54,920,410. For purposes of this computation, all officers and directors of the registrant are deemed to be affiliates.  Such determination should not be deemed to be an admission that such officers and directors are, in fact, affiliates of the registrant.

The number of shares of common stock, $0.001 par value, outstanding as of January 27, 2009, was 11,706,269 shares.

Documents Incorporated By Reference

Portions of the registrant’s definitive proxy statement for the 2009 Annual Meeting of Stockholders are incorporated by reference into Part III of this report.

GAMETECH INTERNATIONAL, INC.

ANNUAL REPORT ON FORM 10-K
53 WEEKS ENDED NOVEMBER 2, 2008

Statement Regarding Forward-Looking Statements

The statements contained in this report on Form 10-K that are not purely historical are forward-looking statements within the meaning of applicable securities laws. Forward-looking statements include statements regarding our “expectations,” “anticipation,” “intentions,” “beliefs,” or “strategies” regarding the future. Forward-looking statements also include statements regarding revenue, margins, expenses, and earnings for fiscal 2009 and thereafter; expansion of products or product development; expansion into new domestic and international markets; potential acquisitions or strategic alliances; and liquidity and anticipated cash needs and availability. All forward-looking statements included in this report are based on information available to us as of the filing date of this report, and we assume no obligation to update any such forward-looking statements. Our actual results could differ materially from the forward-looking statements. Important factors that could cause actual results to differ materially from expectations reflected in our forward-looking statements include those described in Item 1A, “Risk Factors.”

PART I

Item 1.   Business

General

We design, develop, and market interactive electronic bingo systems consisting of portable and fixed based systems, and manufacture and sell gaming equipment.  We currently market portable bingo systems that can be played anywhere within a bingo hall and fixed-base systems with touch screen activated monitors.  We have portable and fixed-base bingo terminals operating in charitable, Native American, commercial, and military bingo halls.  Both our portable and fixed-base bingo systems display electronic bingo card images for each bingo game.  Our electronic bingo terminals enable players to play substantially more bingo cards than they can play on paper cards, typically leading to a greater spend per player and higher profits per bingo session for the bingo operator.  We install the electronic bingo systems, typically at no cost to the operator, and charge either a fixed fee per use per terminal per session, a fixed weekly fee per terminal, or a percentage of the revenue generated by each terminal.  We typically enter into one- to three-year contracts with bingo operators.

We also manufacture and sell video lottery terminals (“VLTs”), slot machine equipment, and related software (collectively referred to as “Box business”).  We entered the Box business on March 28, 2007 with our acquisition of substantially all of the assets of Summit Amusement & Distributing, Ltd. (“Summit Gaming”) for $40.9 million in cash.  These machines are typically sold to VLT route operators, Native American casinos, bar/tavern gaming operators, and distributors on both a machine purchase and revenue participation basis.  We also anticipate utilizing our Box division to develop new platforms to expand into new markets including Class II and Class III gaming markets with existing and acquired gaming content from third party software developers.

Finally, we have developed wireless server-based gaming technology into two commercially viable products, the Mini ™ and the Elite™.  The server-based gaming system, GameTech Elite™, was successfully installed domestically in the third quarter of 2008 and in Europe during the first quarter of fiscal 2009. The European configuration of GameTech Elite™ supports 450 wireless devices in a single location and represents our largest installation of the GameTech Elite™ model to date. Our other server-based gaming product, the Mini™, was installed in Europe during the second quarter of 2008.

Our company was incorporated in 1994 by executives previously involved in the bingo, slot machine, lottery, and high-technology software and hardware industries to pursue the belief that an advanced, interactive, electronic bingo system would be well received by both bingo hall operators and players. We believe our experienced management team, quality electronic bingo systems, and reputation for superior customer service and support enable us to compete effectively in both the bingo and box industries.

The Company has adopted a fifty-two/fifty-three week fiscal year beginning with the period ending on the first Sunday in November for 2008.  The fiscal years ending October 31, 2007 and 2006 were both on a twelve-month calendar basis.

Bingo is a legal enterprise in 47 states (excluding Arkansas, Hawaii, and Utah) and the District of Columbia.  We believe that in at least 40 of those states electronic bingo has been legalized. Nonprofit organizations sponsor bingo games for fundraising purposes, while Native American, commercial entities, and government-sponsored entities operate bingo games for profit. As of November 2, 2008, we had systems in 30 of the states that allow electronic bingo systems for use with charitable and commercial organizations.  Under the Indian Gaming Regulatory Act, or IGRA, electronic bingo may be played on Native American lands in the 47 states where bingo is legal. We estimate that bingo is currently played on Native American lands in 30 states. As of November 2, 2008, we had terminals in operation in Native American bingo halls in 13 of those states. Collectively, as of November 2, 2008, we had electronic bingo systems in 40 states, one US territory and five non-domestic countries.  For fiscal 2008, 79.3% of our net revenue came from our bingo equipment segment.

Box equipment is legal in 15 states and Canada.  Box equipment includes VLTs that are state authorized Class III gaming machines, traditional Class III gaming machines, and related software, licensing, and gaming content.  They are operated in casinos, bar/taverns, truck stops, and other gaming approved locations that vary from state to state based upon jurisdictional legislation or regulations.  GameTech, under the name of Summit Gaming, sells VLTs, related software and equipment primarily in Montana, Louisiana, West Virginia, and South Dakota.  GameTech, under its own name, distributes traditional Class III gaming machines in Native American casinos, and several states including Nevada.  For fiscal 2008, 20.7% of our revenue came from our box equipment segment, 53.5% of which was from the sale of VLTs.

Our website is located at www.gametech-inc.com. Through our website, we make available free of charge our annual reports on Form 10-K, our proxy statements, our quarterly reports on Form 10-Q, our current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) under the Securities Exchange Act. These reports are available as soon as reasonably practicable after we electronically file them with the Securities and Exchange Commission.

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

Our wide range of electronic bingo products allows bingo operators to offer players many choices when establishing their purchases for bingo games.  Operators are then better positioned to ensure they meet the needs of all levels of customers.  We are continuing to focus our efforts on expanding our product lines so bingo operators can offer players everything from low cost terminals to higher priced player terminals, as well as terminals that are capable of supporting a variety of different games, which increase entertainment value.  Our current electronic bingo system  portfolio includes five portable models, one with black and white displays and four with color displays, two fixed-base color terminal models, and back-office management systems.

Our Box division manufacturers VLT and other gaming equipment and software that is sold primarily in the Montana, Louisiana, South Dakota, West Virginia, and Native American markets.  These games are sold on a machine purchase as well as revenue participation basis.  The gaming content developed for these games includes unique video poker and keno games that have allowed us to generate significant market share in the markets where we compete.  We believe revenue growth will be driven by increasing market share in existing markets and expanding product placement in new markets.

Develop New Applications

We maintain an ongoing product development program focused on enhancing our existing products and developing new products and additional applications for our technology.

During 2008, we continued development and refinement of our new wireless gaming device called the GameTech Mini ™.  The GameTech Mini ™ is a portable gaming device that includes Wi-Fi communication capabilities which allows the device to be connected to a central server.  It includes a seven inch touch screen LCD display and control buttons that allow the user to interact with the unit.  This unit will have the ability to be configured to include bingo, Class II, and Class III gaming content with the game outcome being determined on the central server.

During 2008 we continued development of the GameTech Elite ™ server-based gaming system (“Elite”).  This operating system will enable us to move into Class II and Class III server-based markets.  These markets demand a higher level of security and accountability.  The Elite ™ system provides GameTech with the ability to support traditional bingo applications as well as new cutting edge server-based applications for casino and Native American gaming markets.  The Elite ™ system also addresses international product needs, allowing GameTech to focus on different variations of the game of bingo in European and Latin American markets.  The system was redesigned from the ground up based on the experience from past products as well as emerging technologies not available during the design of previous products.  During fiscal year 2008, varying applications of the Elite ™ system were installed successfully on a trial basis in the US, Mexico, Germany and the UK.

Expand Internationally

We plan to continue to expand our operations outside of the United States.  We currently have an installed base of bingo terminals in Europe, Canada, Latin America, the South Pacific, and Asia.  International revenue as a percentage of our total revenue was 9.0% in fiscal 2008, 7.6% in fiscal 2007, and 8.0% in fiscal 2006.  We are currently pursuing additional expansion in Latin America, Europe, certain provinces in Canada, and other locations.  In both Mexico and the United Kingdom, we are working with major bingo operators to increase player acceptance levels and place additional electronic bingo terminals in bingo halls and casinos.  From time to time we also evaluate opportunities to expand into other countries.

Develop Strategic Alliances/Acquire Complementary Companies

We plan to continue to review opportunities to grow through strategic alliances and acquisitions that could extend our presence into new geographic markets, expand our client and product base, add new products, and provide operating synergies.

Products - Bingo

We provide bingo operators with a variety of electronic player terminals and back-of-office management systems. One of these systems is known as the Diamond™ system. This operating system includes Point-of-Sale (POS) functionality and player tracking for bingo operators that allows them to consolidate to one system for selling bingo paper and electronics, while also loading the appropriate sales information to electronic player terminals. The Diamond™ system provides bingo operators a verifier that confirms whether a “BINGO” is legitimate and has been won on a bingo card (whether electronic or paper) that was sold during the session.  We have developed a next generation operating system called the Elite ™ system.  This new operating system performs all of the traditional functions of the Diamond ™ system and supports newer style games and markets.

We also offer bingo operators a back-office management system known as AllTrak2®. AllTrak2® is typically integrated with our electronic bingo terminals to provide bingo operators with a package of accounting and marketing software that enhances their ability to manage the bingo hall. The AllTrak2® system is a Windows-based, multi-purpose accounting system for bingo hall operators running on standard PCs. AllTrak2® operates together with the Diamond™ system and significantly enhances the user interface at POS terminals. In addition, the systems provide inventory-tracking capabilities for bingo paper, complete sales data and player tracking systems.  All of the features of our traditional AllTrak2® system have been incorporated into the new Elite ™ system.

We design our bingo systems to provide maximum appeal to bingo players and hall operators. The primary benefits to players of electronic bingo terminals include the following:

●	the ability to play up to 2,000 electronic bingo cards during one bingo game, depending on jurisdictional regulations, which is significantly more than can be played on paper;
●	the ability to electronically and simultaneously mark the called numbers on all cards being played, thereby reducing player error in missing or mismarking a number; and
●	the ability to alert the player upon attaining a “BINGO,” thereby reducing the chance a player misses winning a prize.

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

Portable Bingo Systems
We currently have the following five variations of portable bingo terminals in commercial use:

•	the GameTech Mini™, our newest addition to our portable lineup;
•	the Tracker terminal, our lower-cost color portable terminal;
•	the Traveler terminal, our state-of-the-art color portable terminal;
•	the TED[2]C™ terminal, our high-end color portable terminal; and
•	the TED® terminal, which is our lower-cost black and white portable terminal.

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
The GameTech Mini™ unit operates using the latest Wi-Fi technology alongside our Elite ™ server-based gaming system.  The device has a 7-inch wide aspect ratio touch screen display, which is our first touch screen portable device.  The unit is durable and has a long 12-hour battery life.  The unit may be operated as a bingo device or may also be used in other gaming applications such as poker, keno, and video reels.

The Tracker portable color terminal offers a low-cost color alternative to players preferring the familiarity of our TED terminal. Tracker was developed in 2006, with a widespread release in 2007. Tracker incorporates many of the favored features of our TED® terminal with the added enhancement of a high-resolution color screen. The Tracker terminal can display up to 6 bingo cards at a time while monitoring the play of 600 cards in a single game. The Tracker interfaces with our AllTrak2®, the Diamond® POS system, or the new Elite ™ system.

The Traveler is a portable player terminal introduced in 2003 that is designed to cater to players who prefer a compact portable terminal with a color display and wireless communications. The Traveler can display up to 8 cards at one time and monitors the play of up to 2,000 cards in a single game. The terminal utilizes our crate loading methodology, eliminating the need to load a player’s information into an individual terminal at the POS station. This easy-to-use device operates using either the AllTrak2® back-office system, the Diamond™ system, or the new Elite ™ system.

The TED2C terminal, with its color screen and clear easy-to-see graphics, is similar to our fixed-base bingo systems, and offers a superior player experience. The TED2C terminal can display up to 16 cards at one time and plays up to 600 cards in one game. This easy-to-use device operates using either the AllTrak2® back-office system or Diamond™ system.

The TED® terminal is the lower-cost black and white portable terminal. The TED® terminal can display up to 4 bingo cards at a time, monitors the play of up to 600 cards in a single game, functions from a proprietary motherboard, and operates using either the Alltrak2® back-office system or the Diamond™ system.

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

Products – Box

Video Lottery Terminals
Our product line of VLTs consists of a variety of configurations including single screen upright and slant top machines as well as our new dual-screen Megaplex series that is available in both upright and slant top versions.  VLTs are electronic games of chance played on video terminals.  Visually and internally they are similar, and sometimes identical, to slot machines.  Most VLTs are video-based, overseen by state lottery agencies, and can be monitored, controlled, and audited by a central computer system.  By contrast, slot machines can be video- or reel-based, may be overseen by other regulatory agencies, and may be independent of a central control system. The boxes are typically configured with multi-game and multi-denomination options to allow for greater flexibility in attracting a variety of gaming customers as one machine may offer many different combinations of games by varying denominations.

Slot Equipment
We have internally developed many unique game themes that include rich visual content as well as unique game pay tables that are designed to attract customers seeking a variety of gaming experiences.  We also have acquired externally developed unique game content to complement our internally developed game library.  We will continue to develop game content internally and selectively acquire game content externally.  We anticipate that as we expand our presence in Class III gaming markets we will sell our machines and charge a license fee for use of the game content.  For every machine sold, this would provide the company with both a one-time machine sale and recurring revenue stream from the licensing of our game content.  Development of game content in the future will be a key initiative in the company as we look to expand our presence in the existing markets as well as expand into the traditional Class III markets.

Products – Server-Based Gaming

Our new server-based gaming product, Elite ™, was developed in the last year to satisfy new emerging gaming opportunities.  The Elite ™ system allows us to offer many different types of gaming from a central system.  The games may be played using portable hand-held devices, such as the GameTech Mini™, or on traditional slot equipment modified to be connected to our gaming network.  The advantage of a server-based gaming platform is that a customer is no longer limited to a single game that may be played on a single device.  Rather, the system can be configured to provide different games at different times during the day.  There is also almost no limit to the types of games that can be provided using the Elite ™ system.  We plan to continue to develop new applications for Elite ™ to take advantage of future gaming opportunities in the coming years.

Product and System Software Development

We conduct an ongoing research and development program to enhance the features and capabilities of our various product lines, to maintain a competitive advantage in the marketplace, to extend our product line with new games and applications, and to continually reduce the cost of both product development and product manufacturing.

In 2008 we continued to develop the Elite ™ server-based system.  Of the items that we added this year, the most notable was a new gaming platform for slot machines.  This platform is based upon the Elite ™ system which we expect will be the basis of all slot machine games we develop in the future.  Recently we submitted two slot machine applications using this new platform to regulatory agencies and are awaiting approval.

During fiscal 2008, we spent approximately $5.6 million for company-sponsored research and development activities compared with approximately $3.9 million during fiscal 2007 and approximately $2.9 million during fiscal 2006.

Sales, Marketing, and Distribution

Bingo.  We strive to work with only those third-party distributors who have the largest market share in bingo supplies for their respective geographic areas. Most distributors carry a complete range of bingo supplies, such as paper, ink daubers, and other consumable products that bingo operations may require. Our distributors typically work in defined geographic jurisdictions under one- to three-year agreements with exclusivity provisions with us, where applicable. This exclusivity allows us to align our mutual interests in the market and seek to maintain or strengthen our market positions.

Our internal sales force works to support our network of distributors as well as service customers directly in certain markets. Our staff of sales personnel consults with bingo operators to optimize the use of electronics in their games and to improve their profitability.

Our marketing strategy is to target bingo players and provide new game content and concepts to appeal to a wider player base and to re-energize the bingo market.  We will continue to offer superior support for bingo hall operators by providing bingo systems with:

•	installation by us at no cost to the bingo operator;
•	training sessions for the bingo staff;
•	promotional sessions to introduce players to the system;
•	advertising and point-of-sale materials; and
•	an ongoing service and maintenance program.

Box.  Our box equipment is sold through an internal sales force that sells directly to gaming operators as well as distributors.  In California, Montana, West Virginia, and South Dakota we primarily sell directly to gaming operators through our internal sales force.  In Louisiana, as required by law, we sell to one distributor who then sells the product to the gaming operators throughout the state.  Our marketing strategy is to target both large and small gaming operators and demonstrate the benefits of our box equipment over our competitors’ product lines.  Over the last year we have developed a new cabinet platform as an addition to our current product offerings.

In 2008, we signed an agreement with Rocky Mountain Industries LLC of Montana, a leader in the Montana gaming market.  The agreement calls for us to provide 500 initial gaming machines, with an option for the customer to purchase an additional 500 machines, along with custom developed games.  There is an initial four year custom software commitment with a customer option for two additional years.   We are in the process of developing the software to submit for jurisdictional approval. We expect submittal to occur during fiscal 2009. We have received a $3.5 million deposit related to this contract that is classified as deferred revenue on our Consolidated Balance Sheet.

We have also been approved in several California tribal territories for Class III games.  We will continue to develop content and seek approvals for the Class III market in California, Native American and Nevada casinos.  To that end, we have focused our efforts on developing new content in the last year by combining our bingo and box research and development department and hiring new talent for a newly created gaming development group.  This department has a strong industry background and we believe will be able to help us produce new and competitive content in the coming years.

Server-Based Gaming.  We are one of the few developers of server-based gaming systems with remotely linked wireless hand-held gaming devices, such as the Mini ™ and Elite ™ system.  We offer not only bingo and linked bingo applications on our system, but also server-based Class III gaming such as poker, keno, and video reels.  We believe our server-based product line will continue to grow with new content and new applications.

Target Markets

Bingo.  We target the thousands of charities licensed to operate bingo games in the United States and Canada. We also target Native American bingo halls and commercial entities in the United States and foreign markets. As of November 2, 2008, we had terminals in over 560 locations serving over 840 bingo operators.  For the 53 weeks ended November 2, 2008, portable terminals generated approximately 80% of our bingo revenue and fixed-based terminals generated approximately 20% of our bingo revenue.

As of November 2, 2008, we operated in 40 states, one US territory and five foreign countries.  We are actively pursuing additional opportunities in other states and countries, as well as increased activity in existing states and countries.

Box.  As of November 2, 2008, we sold box equipment, parts, and related software in 15 states and one US territory, with Montana, Louisiana, South Dakota, West Virginia, and Native American casino markets representing 91.6% of our overall box sales.  The box revenue stream and percentage contribution in these major markets consists of the sale of new equipment (51%), used equipment (2%), software upgrades (27%), and supplies and other (20%).

Materials and Supplies

We purchase all bingo and box hardware components from various domestic and international suppliers.  Typically, our bingo components are assembled and systems are configured at our facility in Reno, Nevada, while our boxes are manufactured in our facility in Billings, Montana.  We occasionally use third-party manufacturers to assist with the assembly or refurbishing of bingo terminals.  We require that our personnel, third-party manufacturers, and suppliers be dedicated to high quality and high production levels.

Intellectual Property

We regard our products as proprietary and rely on patent law, copyrights and trademarks to protect our proprietary rights.  We have registered trademarks with the U.S. Patent and Trademark Office for the following names: “AllTrak,” “AllTrak2,” “Bingo Enhanced Tabs System,” “Blazing Quarters,” “Bowling for Cash,” “Club 76,” “Crazy Pays,” “Crystal Ball,” “Decorating for Dollars,” “Demolition Poker,” “Diamond Elite,” “Diamond TED,” “Elite Series,” “Firestar,” “Gambler’s Edge Keno,” “Gambler’s Edge Poker,” “GameTech,” “GameTech with design,” “GameTech Arizona Corporation,” “GameTech Mini,” “GameTech Elite,” “Goggles Beer,” “High Country Montana Poker,” “Hot Flush,” “Jukebox Jungle,” “Jokers Jackpot,” “Montana Choppers,” “MegaPlex,” “Miner’s Magic,” “Miner’s Treasure,” “Montana Poker II,” “Nevada Classic,” “Pay-N-Play,” “Pays All Poker,” “Penny Power,” “Peter Jacobsen Challenge Keno,” “Player’s Zone,” “Poker Dogs,” “Raging Rubies,” “Royal Pays,” “Royal Touch,” “Sands Of Time,” “Spill Over,” “Sunken Treasure,” “TED,” “TED2C,” “The Electronic Dauber,” “Traveler,” “Treasure Hunt Keno,” “Wild Biker,” and “Wild Widow Poker.” We have trademark applications pending with the U.S. Patent and Trademark Office for the following names: “Ol’ Coots Genuine Potable,” “Oops!  All Worms Tequila,” “Spies” and “Tracker.”  We have registered Canadian trademarks for the following names: “AllTrak,” “Diamond Bingo,” “Diamond Elite,” “Diamond Plus Bingo,” “Diamond Pro,” “Diamond TED,” “Diamond VIP,” “GameTech,” “GameTech with design,” “TED,” “TED2C,” and “The Bingo Players Choice.” We have registered Mexican trademarks for the following names: “GameTech,” “GameTech Mexico,” “Gringo Bingo,” “Latin 90,”and “Traveler.”  We have Mexican trademark applications pending for the following names: “Loteria Loco” and “Tracker.”  We have registered Norwegian trademarks for the following names: “GameTech with design” and “TED.” We have Norwegian trademarks pending for the following names:  “GameTech,” and “Pay-N-Play.”  We cannot provide assurance that any of our domestic or foreign trademark applications pending will be granted.

Competition

Bingo.  The electronic bingo industry is characterized by intense competition based on various factors, including the ability to enhance bingo hall operations and to generate incremental revenue for bingo hall operators through product appeal to players, ease of use, serviceability, customer support and training, distribution, name recognition, and price.  We compete primarily with other companies providing electronic bingo terminals, including Applied Concepts, Arrow, Bettina Corp., California Concepts, EZ Bingo, FortuNet, Inc., eQube, Pacific Gaming, Planet Bingo and Video King.  In addition, we compete with other similar forms of entertainment, including casino gaming, other forms of Class II gaming, and lotteries.  Increased competition has resulted, and may continue to result, in price reductions, reduced operating margins, reduced revenue, and loss of market share, any of which could materially and adversely affect our business, operating results, and financial condition.  Furthermore, existing and new competitors may expand their operations in our existing or potential new markets.  We have attempted to counter competitive factors by providing superior service, new, innovative, and quality products and software improvements.  We believe that the quality of our full array of portable and fixed-base bingo systems, combined with superior service and customer support, differentiate us from our competitors.

Box.  The box industry is highly competitive and is driven primarily by the ability of manufacturers to develop appealing video reel, video poker, and keno game content as well as the ability to provide their customers with a stream of new games to meet ever changing customer needs.  The development or acquisition of new game content is critical to remaining competitive in the box industry as our competitors continue to develop new game content.  By providing our customers with a variety of game options and configurations, we can differentiate our products and services from our competitors as well as provide for a built-in loyalty base of customers as conversion and upgrade sales can provide a steady stream of recurring revenue.  We compete primarily with other box manufacturers including IGT, Spielo, Bally Gaming, WMS, Aristocrat, and Konami.

Server-based Gaming.  We believe server-based gaming will be the next significant technological development in the gaming industry.  The continuing development of server-based gaming will require additional resources that could be allocated to other areas, and the failure to effectively bring server-based gaming to market could have a negative impact on our financial condition.  We compete primarily with Cantor Gaming.

Government Regulation

We are subject to regulation and oversight by governmental authorities in virtually all jurisdictions in which we conduct business. As of November 2, 2008, we held approximately 110 licenses with various regulatory agencies. The regulatory requirements vary from jurisdiction to jurisdiction. Governmental regulations may require licenses, approvals, findings of suitability, or qualifications for our company as well as for our products, officers, directors, certain personnel, significant stockholders, or other associated parties. The term “significant stockholder” typically refers to any beneficial owner of 10% or greater of our capital stock. Any person who fails or refuses to comply with these regulatory requirements could be subject to disciplinary or legal action, which could adversely impact our company, including the loss of any existing license, the ability to obtain a future license, and our ability to conduct business in one or more jurisdictions. The licensing approval and finding of suitability processes can be lengthy and expensive. On Native American lands, regulations result from the laws of each tribe, the provisions of IGRA, and various tribal-state compacts. Many jurisdictions have comprehensive licensing, reporting, and operating requirements with respect to the manufacture, development, assembly, support, distribution, sale, lease, use, and operation of bingo and bingo-related products, including electronic bingo equipment. These requirements have a direct impact on the conduct of our day-to-day operations. In substantially all countries in which gaming is legal, the regulatory authority imposes operating restrictions on gaming and on the form of business relations we can have with the gaming operator entities. Generally, regulatory authorities may deny applications for licenses, other approvals, or findings of suitability for any cause they may deem reasonable. There can be no assurance that our company or our hardware or software products, personnel, officers, directors, significant stockholders, distributors, vendors, consultants, or other associated parties will receive or be able to maintain any necessary licenses, other approvals, or findings of suitability. The loss of a license or a product approval in a particular jurisdiction may prohibit us from realizing revenue in that jurisdiction and may adversely impact our license or product placements and ability to realize revenue in other jurisdictions. Any change in law or regulation by a jurisdiction, or an unfavorable interpretation of any law or regulation, could adversely impact our ability to earn revenue.

Nevada Regulation and Licensing

As of October 2008, we were successful in obtaining unconditional licenses from the Nevada Gaming Commission (the “Commission”) as a publicly traded corporation and were licensed as (i) a manufacturer and distributor of gaming devices, (ii) an operator of a mobile gaming system, and (iii) an operator of an inter-casino linked system. Additionally, the Commission found our officers and directors suitable to hold such positions in the company. The foregoing licenses, findings of suitability, and related approvals are limited only by the annual renewal process set forth by the Nevada Gaming Commission for all license holders.

As a corporation registered with and licensed by the Commission, our company and its officers, directors, and shareholders are subject to Nevada law relating to the regulation and control of the gaming industry. The manufacture and distribution in Nevada of gaming devices and associated equipment and the operation of mobile gaming systems and inter-casino linked systems are subject to the provisions of the Nevada Gaming Control Act and the related regulations of the Commission, the Nevada State Gaming Control Board (the “Gaming Board”), and various local regulations.

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

Nevada gaming laws require any person who acquires more than 5% of our voting securities to report the acquisition to the Commission. Further, Nevada gaming laws require that beneficial owners of more than 10% of our voting securities must apply to the Commission for a finding of suitability within thirty days after the Chairman of the Gaming Board mails written notice requiring such filing. Under certain circumstances, an “institutional investor,” as defined by Nevada gaming law, which acquires more than 10%, but not more than 15%, of the company’s voting securities may apply to the Commission for a waiver of such finding of suitability if such institutional investor holds the voting securities for investment purposes only. An institutional investor shall not be deemed to hold voting securities for investment purposes unless the voting securities were acquired and are held in the ordinary course of business as an institutional investor and not for the purpose of causing, directly or indirectly, the election of a majority of the members of our board of directors, any change in our corporate charter, bylaws, management, policies or operations, or any of our gaming affiliates, or any other action which the Commission finds to be inconsistent with holding our voting securities for investment purposes only. Activities which are deemed to be consistent with holding voting securities for investment purposes only include:

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

The Nevada legislature has declared that some corporate acquisitions opposed by management, repurchases of voting securities and corporate defense tactics affecting Nevada gaming licensees, and registered publicly traded corporations that are affiliated with those operations, may be injurious to stable and productive corporate gaming. The Commission has established a regulatory scheme to ameliorate the potentially adverse effect of these business practices upon Nevada’s gaming industry and to further Nevada’s policy to:

1.	assure the financial stability of corporate gaming operators and their affiliates;
2.	preserve the beneficial aspects of conducting business in the corporate form; and
3.	promote a neutral environment for the orderly governance of corporate affairs.

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

Native American Regulation

Gaming on Native American lands, including the terms and conditions under which gaming equipment can be sold or leased to Native American tribes, is or may be subject to licensing and regulation under IGRA and other laws of the federal government, the tribes, and the host state, where applicable. Under IGRA, gaming activities are classified as Class I, II, or III. Class I gaming includes social games played solely for prizes of minimal value, or traditional forms of Native American gaming engaged in as part of, or in connection with, Native American ceremonies or celebrations. Class II gaming includes bingo and other card games authorized or not explicitly prohibited and played within the host state, but does not include banking card games, such as baccarat or blackjack. Class III gaming includes all forms of gaming that are not Class I or Class II, including slot machines, casino style games or any other games not prohibited by the host state. A Native American tribe typically conducts Class II gaming under IGRA without having entered into a written compact with its host state if the host state permits similar forms of gaming, but must enter into a separate written compact with the state in order to conduct Class III gaming activities. Under IGRA, tribes are required to regulate all gaming under ordinances approved by the Chairman of the National Indian Gaming Commission, or NIGC. These ordinances may impose standards and technical requirements on gaming hardware and software, and may impose registration, licensing, and background check requirements on gaming equipment manufacturers and suppliers and their personnel, officers, directors, stockholders, distributors, vendors, and consultants. The NIGC has undertaken an effort to provide further clarity with respect to game classification and technical standards, and this effort continues. The NIGC’s final work product may have a material adverse effect on our business, results of operations, and financial condition.

Federal Regulation

The Federal Gambling Devices Act of 1962, also called the Johnson Act, generally makes it unlawful for a person to manufacture, deliver, or receive gaming machines, gaming machine-type devices, and components across state lines or to operate gaming machines unless that person has first registered with the U.S. Department of Justice. We are registered with the Department of Justice. In addition, the Johnson Act imposes various record keeping, annual registration, equipment registration, and equipment identification requirements. Violation of the Revised Johnson Act may result in seizure and forfeiture of the equipment as well as other penalties. Any change in law or regulation, or an unfavorable interpretation of any law or regulation, could adversely impact our ability to earn revenue or could require us to substantially modify our products or operations at significant expense.

Regulation of Electronic Bingo Systems

Our electronic bingo products, including our portable and fixed-base terminals, encounter greater regulation than bingo played with paper cards. Applicable federal, state, Native American, and local regulations and enforcement vary significantly by jurisdiction.

Electronic bingo in charitable halls is less widely permitted than bingo played with paper cards, primarily because many state laws and regulations were enacted before electronic bingo was introduced. We believe that electronic bingo is currently permitted in at least 40 of the 50 states. Because many state laws and regulations are silent or ambiguous with respect to electronic bingo, changes in regulatory interpretations or enforcement personnel could impact the continued operation of electronic bingo in some of these states. In addition, some regulatory authorities require the demonstration, testing, approval, or modification of electronic bingo systems prior to placement.

Systems Security Requirements

The integrity and security of electronic bingo systems, mobile gaming systems, and other gaming products are closely scrutinized by certain jurisdictions in which we operate. Changes in the technical requirements for approved electronic bingo systems in various charitable, Native American, commercial, and military jurisdictions could prohibit us from operating in those jurisdictions or could require us to substantially modify our products at significant expense.

Application of Future or Additional Regulatory Requirements

We intend to seek the necessary licenses, approvals, and findings of suitability for our company, our products, or our personnel in jurisdictions in which we anticipate significant bingo or other gaming activities. However, these licenses, approvals, or findings of suitability may not be obtained timely, if at all, and, if obtained, may be subsequently revoked, suspended, conditioned, or not renewed. In addition, we may not be able to obtain the necessary approvals for our future products. If a regulatory authority in a jurisdiction requires a license, approval, or finding of suitability and our company, stockholders, distributors, vendors, or consultants fail to seek or do not receive the necessary license or finding of suitability, we may be prohibited from distributing our products for use in the jurisdiction or may be required to develop or distribute our products through other licensed entities, which could result in a reduced profit to us.

Employees

As of January 28, 2009, we had approximately 208 full-time equivalent employees. We are not subject to collective bargaining agreements with our employees, and we believe that our relations with our employees are good.

Item 1A. Risk Factors

The following factors, in addition to those discussed elsewhere in this report, should be carefully considered in evaluating our company and our business.

Our business is vulnerable to changing economic conditions and current unfavorable economic conditions have and could continue to negatively impact the play levels of our bingo and box equipment, our product sales, and our ability to collect outstanding receivables from our customers.

Existing unfavorable domestic and international general economic conditions reduce disposable income of bingo and casino patrons and result in fewer patrons.  This decline in disposable income likely results in reduced play levels on our bingo and box equipment, causing our cash flows and revenues from our recurring revenue products to decline.  Current unfavorable economic conditions have also resulted in a tightening in credit markets, decreased liquidity in many financial markets, and resulted in significant volatility in the credit and equity markets.  A decline in the relative health of the gaming industry and the difficulty or inability of our customers to obtain adequate levels of capital to finance their ongoing operations would reduce their resources available to purchase our products and services, which would adversely affect our revenues.  Current unfavorable economic conditions could impact the ability of our customers to make timely payments to us.  If that were to occur, we may incur additional provisions for bad debt.

Economic factors beyond our control may adversely affect our investments and we may incur additional impairment charges to our investment portfolio.

As of November 2, 2008, we had $3.9 million of principal invested in Auction Rate Securities (“ARS”), representing interests in collateralized debt obligations supported by pools of residential and commercial mortgages or credit cards, insurance securitizations and other structured credits, including corporate bonds. Some of the underlying collateral for the ARS held by us consists of sub-prime mortgages. The estimated market value of our ARS holdings at November 2, 2008, was $0.6 million, which reflected a $3.3 million adjustment to the principal amount of $3.9 million.

Although seven of the eight ARS continue to pay interest according to their stated terms, based on the fair value of the investments and an analysis of other-than-temporary impairment factors, we have recorded an impairment charge of approximately $3.3 million in the 53 weeks ended November 2, 2008. This impairment charge reflects the portion of ARS holdings that is an other-than-temporary decline in value.

The credit and capital markets could continue to deteriorate in 2009. If uncertainties in these markets deteriorate further or we experience any additional rating downgrades on any investments in our portfolio (including ARS), we may incur additional impairment charges to our investment portfolio, which could negatively affect our financial condition, cash flow and reported earnings.

Compliance with Nevada regulations is time-consuming and expensive and failure to comply could have a material adverse effect on our operations.

As of November 2, 2008, we were successful in obtaining unconditional licenses from the Nevada Gaming Commission (the “Commission”) as a publicly traded corporation and were licensed as (i) a manufacturer and distributor of gaming devices, (ii) an operator of a mobile gaming system, and (iii) an operator of an inter-casino linked system. Additionally, the Commission found our officers and directors suitable to hold such positions in the company. The foregoing licenses, findings of suitability, and related approvals are subject to an annual renewal process set forth by the Nevada Gaming Commission for all license holders. Under Nevada gaming law all directors, officers and 10% or greater shareholders of companies seeking registration and licensing by the Commission are required to file a licensing application and receive a finding of suitability at the discretion of the Commission on the recommendation of the Gaming Board.  Our equipment is subject to evaluation and approval by the state of Nevada prior to product placement or installation. Each of our products that are in distribution in Nevada have been submitted to and approved by the state of Nevada. If we are ever denied a renewal of our Nevada licenses, we may not be able to place our electronic bingo systems or slot machines with Nevada customers and, depending upon the reason for the denial, may be required to relocate our operations outside the state, which may have a material adverse effect or our business, results of operations, and financial condition.

If our electronic bingo units were  classified as Class III bingo systems under the Indian Gaming Regulatory Act, we may not be able to obtain the necessary approvals to operate our business, or we may have to modify our systems to remain classified as Class II bingo systems.
Our operations in Native American gaming halls, which generated approximately 12.5% of our bingo revenue during fiscal 2008, are subject to Native American and federal regulation under IGRA, which established the National Indian Gaming Commission, or NIGC.  The NIGC has the authority to adopt rules and regulations to enforce certain aspects of IGRA and to protect Native American interests.  Under IGRA, electronic bingo devices similar to ours have previously been determined by the NIGC to be Class II products that are subject solely to Native American regulation as approved by the NIGC.  We believe our electronic bingo systems meet all of the requirements of a Class II game.  We cannot provide assurance that the NIGC will not enact future regulations or reinterpret existing regulations in such a manner so as to limit the authority of tribes to self-regulate Class II gaming or to change the definition of Class II gaming in such a manner that our electronic bingo systems are classified as a Class III game under IGRA.  If classified as Class III games, our electronic bingo systems could become subject to federal and state regulation through the Johnson Act and through tribal-state compacts required for Class III games played on Native American lands.  In that event, or in the event other federal laws are enacted or interpreted differently that would subject our operations on Native American lands to state regulation, we may not be able to modify our electronic bingo systems to be classified as Class II games, or we may not obtain the necessary state approval and licenses to continue our operations in Native American gaming halls.  Any such event could have a material adverse effect on our business, results of operations, and financial condition. Any modifications of our electronic bingo systems would also have the additional risk that such modifications would not appeal to customers or be acceptable to the Native American tribes.

Our compliance with several governmental and other regulations is costly and subjects our company to significant risks.

We must maintain the existing licenses and approvals necessary to operate in our existing markets and obtain the necessary licenses, approvals, findings of suitability, and product approvals in all additional jurisdictions in which we intend to distribute our products.  The licensing and approval processes can involve extensive investigation into our company and our products, officers, directors, certain personnel, significant stockholders, and other associated parties, all of which can require significant expenditures of time and resources.  We must also comply with applicable regulations for our activities in any international jurisdiction into which we conduct business.  We may not receive licensing or other required approvals in a timely manner in the jurisdictions in which we are currently seeking such approval.  The regulations relating to company and product licensing are subject to statutory amendment and/or change in interpretation, and other jurisdictions, including the federal government, may elect to regulate or tax bingo, box or other gaming products.  We cannot predict the nature of any such changes or the impact that such changes would have on our business.  The loss of a license in a particular jurisdiction may prohibit us from generating revenue in that jurisdiction, may prohibit us from installing or maintaining our terminals in other jurisdictions, and may have a material adverse effect on our business, results of operations, and financial condition.

Our acquisition of Summit Gaming may not produce the results we anticipate.

On August 30, 2006, we entered into an asset purchase agreement with Summit Amusement & Distributing, Ltd. (“box business”) to acquire substantially all of its assets and assume certain of its liabilities. The closing of the acquisition occurred on March 28, 2007.  Our acquisition of the box business was the largest acquisition undertaken by our company.  The success of this strategic acquisition will depend in large part on our management’s ability to integrate, maintain and grow the box business. Challenges we face include the following:

•	the diversion of management time and effort from our existing business,
•	managing a much larger combined business, including maintaining adequate internal controls, and
•	maintaining the box business’ customers and growing the customer base and markets.

In addition, our box business is subject to many risks and uncertainties, including the following:

•	its dependence on the video lottery terminal industry,
•	its dependence on key markets in Montana, Louisiana, South Dakota, West Virginia and Native American casinos, and
•	its ability to respond to rapid technological change and market demand for product enhancements, and changes in laws and regulations.

If deterioration of the economy continues, this could cause additional financial and stock market declines, which could lead to reduced earnings and could result in future goodwill impairments .

In the fourth quarter of fiscal year 2008, we recorded a goodwill impairment charge of $10.8 million related to our acquisition of Summit.  As of November 2, 2008, the remaining goodwill amounted to $25.9 million of which $10.2 million is the bingo division and $15.7 million is the box division. Factors we consider important that could trigger an impairment review include significant underperformance relative to historical or projected future operating results, significant changes in the manner of the use of our assets or the strategy for our overall business and significant negative industry or economic trends.  If current economic conditions worsen causing decreased revenues and increased costs we may have further goodwill impairments.  For additional information see Item 7 “Impairment of Long –lived Assets, Goodwill and Intangible Assets”.

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

As of July 31, 2008, we carried out an evaluation under the supervision of our management including the CEO and CFO, and with the participation of an outside accounting firm, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(e). Based on this evaluation, the CEO and CFO determined that there existed significant deficiencies and possible material weaknesses in our internal control over financial reporting, particularly regarding sufficient documentation issues found in our initial review of the internal controls relative to Summit revenue and other controls, which required remediation. Our management developed and implemented the remediation plan and effectively remediated the possible material weaknesses and the significant deficiencies prior to November 2, 2008.

In fiscal 2007, we identified a significant deficiency in our accounting for revenue related to software contracts with multiple delivery elements which could adversely affect our ability to record the financial information in accordance with generally accepted accounting principles. An adjustment to our revenue related to a single non-standard arrangement with multiple delivery elements was reflected in our consolidated financial statements for fiscal 2007.   Our procedures for review of software contracts with multiple delivery elements were updated and we continued to increase the skill and experience level of senior management.  In addition, we developed definitive procedures for the detailed documentation and reconciliations supporting the revenue relating to software contracts with multiple delivery elements, including appropriate review and approval.

In fiscal 2005 and 2006, we reported a material weakness and significant deficiency, respectively, in our internal controls relating to our tax liability accounts and related tax provision.  This control issue was remediated in fiscal 2007.

We believe that a control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met.  Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.  We cannot guarantee that we will not identify significant deficiencies and/or material weaknesses in our internal controls in the future, and our failure to maintain effective internal controls over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act could have a material adverse effect on our business and stock price.

We have incurred significant debt in connection with our New Credit Facility and acquired real property.

On August 22, 2008, we entered into a Senior Secured Credit Facility (the “New Credit Facility”) with U.S. Bank N.A. as lender, lead arranger and administrative agent, and Bank of the West as lender (collectively “Lenders”) that provides up to $40.0 million of financing.  The New Credit Facility is being used (i) to refinance our prior credit facility, (ii) acquire real property as described below, and (iii) for general corporate purposes.

The New Credit Facility also provided for a Senior Secured Term Credit Facility (the “Term Loan”) of $38.0 million that required monthly interest payments beginning September 30, 2008, and quarterly principal payments of approximately $1.1 million beginning October 31, 2008, until its maturity on August 28, 2013, when the balance will be due in full. The interest rate for the term loan varies based upon the one-month LIBOR rate plus 2.80%. In connection with the Term Loan agreement, the Company also entered into an interest rate swap agreement with U.S. Bank N. A., which exchanged the variable one-month LIBOR rate of the Term Loan for a fixed LIBOR rate of 3.99% per annum effective August 22, 2008, through the maturity of the Term Loan. As of November 2, 2008, there was $36.9 million outstanding under the Term Loan at an average interest rate of 6.79% and the value of the interest rate swap was ($0.7) million.

The New Credit Facility provides a Senior Secured Revolving Credit Facility (the “Revolver”) of $2.0 million, maturing on August 31, 2010, with monthly interest-only payments due on the last day of each month beginning September 30, 2008. The Company selects the interest rate calculation for each advance under the Revolver from two allowable interest rate calculations. The first allowed interest rate calculation is the higher of the Agent’s prime rate or the Federal Funds rate plus 0.50% (a “Base Rate Loan”) minus 0.25%.  The second allowed interest rate calculation is the 1, 2, 3, 6, or 12-month LIBOR rate plus 2.0%. As of November 2, 2008, there were no outstanding borrowings under the Revolver.

On August 22, 2008, and concurrent with the closing of the New Credit Facility, we purchased from RKD Holdings, L.L.C. certain real property in southwest Reno, Nevada for an aggregate purchase price of $7.2 million.  The real property includes an approximately 100,000 square foot building that will be used as our new headquarters.  Pursuant to the New Credit Facility, we will invest approximately $2.7 million in additional improvements to the interior of the building to add office space, and provide for the manufacturing and assembly needs of bingo, box and slot equipment.  The building improvements are being funded by proceeds from the New Credit Facility and are held in a construction control account with U.S. Bank N.A.

Servicing this debt will require a significant amount of cash, and our ability to generate the required cash depends on our ability to successfully manage our business and upon other factors some of which are beyond our control.  The agreement governing the debt contains substantial affirmative and restrictive covenants, including the maintenance of certain financial ratios.  A breach of any of our obligations under the debt agreement can result in a default allowing the Lenders to elect to declare all amounts outstanding together with accrued interest to be immediately due and payable.  At November 2, 2008, the fixed charge coverage ratio did not meet the minimum requirement specified in the New Credit Facility.  On January 28, 2009, the Company entered into an amendment with both lenders of the New Credit Facility (“Amendment”).  The Amendment waives the fixed charge coverage ratio requirement for the fiscal 2008 year end.  The Amendment also reduces the minimum fixed charge coverage ratio for the first fiscal quarter of 2009, increases the base rate on the Revolver by 0.25%, and increases the LIBOR spread on the Revolver from 2.0% to 2.5%.  At November 2, 2008, we were in compliance with all the covenants as amended.

We must continue to meet NASDAQ Global Market continued listing requirements or we risk delisting.

Our common stock is listed on the NASDAQ Global Market.  In order to maintain that listing, we are required to satisfy minimum financial and other continued listing requirements, including, without limitation, maintaining a $1.00 per share minimum closing bid price for our common stock.  In response to current market conditions, NASDAQ has temporarily suspended the enforcement rules requiring the minimum $1.00 closing bid price through April 19, 2009.

If the closing bid price of our common stock is below $1.00 for 30 consecutive business days after April 19, 2009, we could receive notice from NASDAQ stating that the minimum bid price of our common stock is below continued listing standards.  To regain compliance, our common stock would need to close at $1.00 or more for any 10 consecutive business days during the 180 calendar days following our receipt of the notice.  If we are unable to regain compliance within 180 calendar days, NASDAQ would determine whether we meet the initial listing criteria for the NASDAQ Capital Market other than the bid price requirement.  If we met such criteria, we would be afforded an additional 180 calendar days to regain compliance with the minimum bid price rule.

Given current economic conditions and the volatility of our stock price, there is no guarantee that we will be in compliance with the NASDAQ Global Market’s minimum bid requirement when the suspension is lifted.  If we are unable to meet the minimum bid when the temporary suspension is lifted, or if we fail to satisfy any other continued listing standard under the NASDAQ Global Market rules, NASDAQ may commence delisting proceedings against us. If we were to be delisted, the market liquidity of our common stock would likely be adversely affected and the market price of our common stock would likely decrease.  In addition, our stockholders’ ability to trade or obtain quotations on our shares could be severely limited because of lower trading volumes and transaction delays.  These factors could contribute to lower prices and larger spreads in the bid and ask price of our common stock.

Our success depends on our ability to respond to rapid market changes and product enhancements.

Our products utilize hardware components developed primarily for the personal computer industry, which is characterized by rapid technological change and product enhancements.  Should any of our current or potential competitors succeed in developing a better electronic bingo system or box, those competitors could be in a position to outperform us in our ability to exploit developments in microprocessor, video technology, or other multimedia technology.  The emergence of an electronic bingo system or box that is superior to ours in any respect could substantially diminish our revenue and limit our ability to grow.  Any failure of our company to respond to rapid market changes and product enhancements could have a material adverse effect on our business, results of operations, and financial condition.

We must retain and extend our existing relationships with customers and secure new customers.

We derive all of our revenue and cash flow from our portfolio of contracts to lease electronic bingo products to customers as well as from our relationships with established customers in our box markets.  Our bingo lease contracts are primarily for terms ranging from one to three years and not all contracts preclude customers from using electronic bingo products of our competitors.  Upon the expiration of a contract, a customer may decide to use a competitive bidding process to award a new contract.  We may be unsuccessful in winning the new contract or be forced to reduce the pricing structure in the new contract.  Our box customers have multiple choices of suppliers of gaming equipment, and we may be unable to attract and retain customers in those markets.  Our inability to attract new and retain existing box customers at terms acceptable to us, could, depending on the circumstances, have a material adverse effect on our business, results of operations, and financial condition.

We depend on our relationships with our distributors.

We derive a significant portion of our revenue from customers serviced through distributors in both the bingo and box business.  Our bingo distributors place our products with our customers and often maintain the primary relationship with the bingo halls.  Generally, we, or our distributors enter into one- to three-year agreements with customers for the use of our systems and terminals.  We rely on our distributors exclusively in the states in which the law requires us to place our systems and terminals through qualified distributors.  The loss of our relationship with one or more of our distributors may require us to develop our internal sales force or engage new distributors to place our systems and terminals, which could be time consuming and expensive.  The loss of one or more of our significant distributors may have a material adverse effect on our business, results of operations, and financial condition.

We rely on the Texas, Montana, and Louisiana markets for a significant portion of our revenue.

The concentration of our revenue in the Texas, Montana, and Louisiana markets heightens our exposure to regulatory changes or market changes that may prevent or impede us from doing business in those states.  The Texas market generated approximately 16% of fiscal 2008 bingo revenue and 13% of consolidated revenue; the Montana market generated approximately 44% of box revenue and 9% of consolidated revenue, while the Louisiana market generated approximately 44% of box revenue and 11% of consolidated revenue. Furthermore, the loss of or inability of our company to find suitable distributors in Texas and Louisiana, where state law requires electronic bingo devices and systems to be placed through qualified distributors, could cause a material adverse effect on our business, results of operations, and financial condition.

The electronic bingo, box, and server-based gaming industries are extremely competitive.

The electronic bingo industry is characterized by intense competition based on, among other things, the ability to enhance the operations of and to generate incremental sales for bingo operators through product appeal to players, ease of use, ease of serviceability, customer support and training, distribution, name recognition, and price.  Increased competition may result in price reductions, reduced operating margins, conversion of terminals from lease to sale, and loss of market share.  The box industry is also characterized by intense competition that is based upon the ability to develop new gaming content that will appeal to a variety of gaming customers.  Increased competition may result in a need to increase game development activity, price reductions, providing extended payment terms, or increased commissions to distributors.  We believe server-based gaming will be the next significant technological development in the gaming industry.  The continuing development of server-based gaming will require additional resources that could be allocated to other areas, and the failure to effectively bring server-based gaming to market could have a negative impact on our financial condition.  All of these factors could materially and adversely affect our business, operating results and financial condition.

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

Investors may not be able to exercise control over our company as a result of our Chairman’s ownership.

Our Chairman of the Board, Richard Fedor, beneficially owns approximately 16% of our outstanding common stock.  As a result, the Chairman of our company can significantly influence the management and affairs of our company and all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions.  This concentration of ownership could have the effect of delaying or preventing a change in control of our company, even when such change of control is in the best interests of stockholders.  This concentration of ownership might also adversely affect the market price of the common stock and the voting and other rights of the company’s other stockholders.

We must be able to attract and retain skilled employees.

Our success depends largely on recruiting and retaining talented employees.  The market for qualified executives and highly skilled, technical workers is intensely competitive.  The loss of key employees or an inability to hire a sufficient number of technical staff could have a material adverse effect on our business, financial condition, and results of operations.

Acquisitions could divert management’s time and attention, dilute the voting power of existing stockholders, and have a material adverse effect on our business.

As part of our growth strategy, we may acquire complementary businesses and assets.  Acquisitions that we may make in the future could result in the diversion of time and personnel from our existing business.  We also may issue shares of common stock or other securities in connection with acquisitions, which could result in the dilution of the voting power of existing stockholders and could dilute earnings per share.  Any acquisitions would be accompanied by other risks commonly encountered in such transactions, including the following:

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

As of January 27, 2009, we had 11,706,269 outstanding shares of common stock. Approximately 9.5 million of such shares are eligible for resale in the public market without restriction or further registration. The remaining approximately 2.2 million shares of common stock outstanding are held by affiliates of our company and may be sold without registration only in compliance with the volume and other limitations of Rule 144. Sales of substantial amounts of common stock by stockholders in the public market, or even the potential for such sales, are likely to adversely affect the market price of the common stock and could impair our ability to raise capital by selling equity securities. Moreover, the shares of common stock issuable upon exercise of 612,150 outstanding options will be freely tradable without restriction unless acquired by affiliates of our company. The issuance of such freely tradable shares will result in additional outstanding shares of common stock and will create additional potential for sales of additional shares of common stock in the public market.

We have limited protection of our intellectual property.

We regard our products as proprietary and rely primarily on a combination of patent law, copyrights, trademarks, trade secret laws, licensing agreements, and employee and third-party non-disclosure agreements to protect our proprietary rights. Defense of intellectual property rights can be difficult and costly, and we may not be able to protect our technology from misappropriation by competitors or others. In addition, the protections offered by trademark, copyright, and trade secret laws may not prevent a competitor from designing electronic bingo systems or box gaming content that have the appearance and functionality that closely resemble our systems.

As the number of electronic bingo terminals and boxes increase and the functionality of these products further overlaps, we may become subject to infringement claims, with or without merit. Intellectual property-related claims or litigation can be costly and can result in a significant diversion of management’s attention. Any settlement of such claims or adverse determinations in such litigation could also have a material adverse impact on our business, results of operations, and financial condition.

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

Item 1B. Unresolved Staff Comments

None.
Item 2.   Properties

On August 22, 2008, we purchased from RKD Holdings, L.L.C. certain real property in southwest Reno, Nevada.  The real property consists of approximately 5 acres with a building of approximately 100,000 square feet that will be used as our new headquarters and for manufacturing operations.  We have invested in additional improvements to the interior of the building to add office space, and provide for the manufacturing and assembly needs of bingo and box equipment.  Please see Note 4 “Credit Agreements and Acquisition of Real Property” to our Consolidated Financial Statements contained herein for further discussion of the financing for this purchase.  The loan we obtained to finance the purchase is secured by a first mortgage on this real property.  We expect to complete the building improvements and relocate to our new corporate headquarters by the beginning of our second fiscal quarter in 2009.

Presently, our corporate headquarters are located in Reno, Nevada, in a 41,000 square-foot leased facility under a lease that expires in July 31, 2010.  We are currently working with our landlord regarding sub-lease opportunities.

We operate two regional facilities for our bingo operations: an 8,080 square-foot site in Broadview Heights, Ohio, and a 1,790 square-foot site in Southlake, Texas. The Ohio lease expires May 31, 2010, and the Texas lease expires December 31, 2010. We also lease two facilities in Billings, Montana for our box operations: a 3,600 square-foot site and a 9,600 square-foot site, both of which expire August 31, 2009.  We lease several other facilities, none of which are material to our operations. With the addition of our new headquarters, we believe that our facilities will be adequate for our needs for the foreseeable future.

Item 3.   Legal Proceedings

Trend Litigation.  On March 22, 2001, we filed GameTech International, Inc. v. Trend Gaming Systems, LLC, CIV 01-0540 PHX LOA, a claim in the United States District Court for the District of Arizona, seeking a declaratory judgment that we were not in material breach of our November 1, 1999 Distribution Agreement with Trend Gaming Systems, LLC (“Trend”) (involving a distribution agreement in Texas), and seeking damages for past due payments and wrongful withholdings by Trend. Trend counterclaimed, alleging that its payments were in compliance with its contractual obligations. Trend also contended that we were in breach of certain of our contractual obligations to Trend, including that we had wrongfully terminated Trend. On December 16, 2002, the court entered, at our request, an order enjoining Trend from using approximately $540,000 in funds it had collected on our behalf, pending a trial on our ownership interest in those funds. The money was placed in two bank accounts/constructive trusts, subject to the court’s control. The sums in those accounts now total approximately $600,000. In addition, collections of accounts receivable by Trend, if any, are also being placed in that account, pending the resolution of the case. We had posted a $450,000 deposit with the court as a bond, which is presented as restricted cash on our condensed consolidated balance sheets. The accounts receivable from Trend were fully reserved as of October 31, 2007.

During the quarter ended April 30, 2008, we wrote off all receivables and related reserves. Trial in this matter commenced October 4, 2004. On November 1, 2004, the jury returned a verdict in favor of Trend against us in the amount of $3.5 million in compensatory damages. The jury also awarded us $735,000 in compensatory damages against Trend for funds Trend collected on our behalf but failed to remit to us. The court denied all of our post-trial motions, except that it maintained the injunction imposing a constructive trust, pending resolution of the issues on appeal. The court setoff the jury awards and entered an amended judgment for Trend on May 12, 2005, in the amount of $2.8 million, plus interest on that sum at the rate of 3.31% per annum beginning March 30, 2005. We appealed to the United States Court of Appeals for the Ninth Circuit on April 8, 2005. We posted a supersedeas bond on April 8, 2005 in the court-appointed amount of $3.4 million, which bond stays any action by Trend to collect on the judgment, pending appeal. Trend initially sought an award of $810,000 in legal fees and $26,000 in expenses and costs. In an amended request, Trend sought an award of $1.4 million in legal fees and $61,000 in expenses and costs. The court awarded Trend $909,000 in legal fees, expenses and costs plus interest of 3.77% per annum beginning August 5, 2005. We appealed the fee award to the United States Court of Appeals for the Ninth Circuit on August 5, 2005. We posted an additional supersedeas bond with the court on August 18, 2005 in the amount of $1.1 million, thereby staying any action by Trend to collect the fees, pending appeal. For the year ended October 31, 2004, we recorded an estimated loss contingency in the Trend litigation of $3.6 million, which was estimated based on the amounts of the judgment described above. We also recorded an additional loss contingency of $72,000 in the third quarter of fiscal 2005 to account for the increased total award to Trend for legal fees and expenses and costs of $909,000. In addition, loss contingencies of $133,000 and $65,000 were recorded in the fiscal years ended October 31, 2006 and 2005, respectively, to account for interest accrued on the Trend judgment.

On April 19, 2007 a three judge panel of the United States Court of Appeals for the Ninth Circuit heard oral arguments for the appeal. On May 16, 2007, the United States Court of Appeals for the Ninth Circuit issued its ruling in our favor upholding each of the items we appealed, reversing the trial court’s rulings and remanding the matter back to the trial court for a new trial. The matter has been returned to the control of the lower court but at this time there is no set date as to when the matter will be heard as pre-trial motions and issues are currently being addressed.  Additionally, as a result of this decision, the supersedeas bonds posted by GameTech International prior to filing the appeal were released by the lower court as of August 18, 2007 and we have terminated the supporting insurance polices and have had the letters of credit released to us.

Trend Gaming Litigation.  On March 2, 2004, the jury rendered a verdict in our favor awarding compensatory and punitive damages against Trend Gaming, LLC, a Kentucky LLC (“Trend Gaming”) (involving a prior distribution agreement in Virginia) in the total amount of approximately $1.5 million. The jury also returned a verdict against Steven W. and Rhonda Hieronymus awarding compensatory and punitive damages of $1.0 million. The court reduced compensatory damages against Trend Gaming to $1.1 million. The court affirmed $150,000 in punitive damages against Trend Gaming and awarded us fees and costs of suit against Trend Gaming in the amount of $650,000. Compensatory damages against Mr. and Mrs. Hieronymus have been reduced to $762,000 but the punitive damage award against them in the amount of $150,000 remains unchanged. Of the total compensatory damages of $1.1 million awarded to us, $762,000 represents compensation for lost profits. We can only collect such damages from one of the defendants to avoid a double recovery. Defendants appealed the judgment against them.  On March 5, 2007, the appellate court entered its ruling affirming the judgment of the lower court in our favor. The rights to the judgments in this matter have now been assigned to a third party collection entity for them to pursue.  The assignment provides we are to receive forty percent of whatever is collected after they deduct their reasonable out-of-pocket collection costs.  We have not recorded an estimated gain contingency, as we can give no assurances whether we will be able to collect any award from the defendants.

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

Item 4.   Submission of Matters to a Vote of Security Holders

None
PART II

Item 5.   Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities

Our common stock is listed on the NASDAQ Global Market under the symbol “GMTC.” The following table sets forth high and low sales prices of our common stock for the period indicated as reported on the NASDAQ Global Market during each quarter from November 1, 2007:

	High	Low
Year Ended October 31, 2007
First Quarter	$12.90	$9.10
Second Quarter	$14.20	$9.85
Third Quarter	$12.08	$8.69
Fourth Quarter	$8.70	$4.88
53 Weeks Ended November 2, 2008
First Quarter	$8.63	$5.33
Second Quarter	$7.19	$4.95
Third Quarter	$6.21	$3.75
Fourth Quarter	$4.49	$2.01

On January 27, 2009, the last reported sales price of our common stock was $1.24 per share. On January 27, 2009, there were 132 record holders of our common stock.

Performance Graph

The following graph reflects the cumulative total return (change in stock price plus reinvested dividends) of a $100 investment in our common stock for the five-year period for our fiscal years ended October 31, 2004 through 2007 and 53 weeks ended November 2, 2008 in comparison to the NASDAQ Composite Index and the Gaming Activities peer group.  This peer group consists of Bally Technologies, Inc., Canterbury Park Holding Corp., Churchill Downs, Inc., Dover Downs Gaming & Entertainment, ESI Entertainment Systems, Inc., Great Canadian Gaming Corp., Lakes Entertainment, Inc., Las Vegas From Home.com entertainment, Magna Entertainment Corp., MTR Gaming Group, Inc., Multimedia Games, Inc., Pacific Lottery Corp., Pinnacle Entertainment, Inc., Pokertek, Inc., The9 Limited, and Youbet, Inc.  The comparisons are not intended to forecast or be indicative of possible future performance of our common stock.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*

$350
$300
$250
$200
$150
$100
$50
$0
10/31/03
10/31/04
10/31/05
10/31/06
10/31/07
11/2/08
GameTech International, Inc.
NASDAQ Composite
Gaming Activities Industry

*$100 invested on 10/31/03 in stock & index-including reinvestment of dividends.

	10/31/03	10/31/04	10/31/05	10/31/06	10/31/07	11/2/08

GameTech International, Inc.	100.00	119.52	120.45	300.37	262.33	71.24
NASDAQ Composite	100.00	103.83	112.24	127.86	155.38	90.90
Gaming Activities Industry	100.00	95.16	97.61	123.32	147.39	60.39

Dividend Policy

During 2008 and 2007, the Company did not declare or pay any dividends.  We are prohibited from paying cash dividends under the terms of our current credit facility.  Any payment of dividends in the future will be at the discretion of our Board of Directors and will depend upon, among other factors, our earnings, financial condition, capital requirements, level of indebtedness, contractual restrictions with respect to the payment of dividends, and other considerations that our Board of Directors deems relevant.

Issuer Purchases of Equity Securities

The following table provides information regarding repurchases of our common stock made by or on behalf of us, or any “affiliated purchasers” as defined in SEC rules, of our equity securities registered pursuant to Section 12 of the Exchange Act, for each month during the fourth quarter of fiscal year 2008, in the format required by SEC rules:

			Total Number	Maximum Dollar
			of Shares	Amount of
			Purchased	Shares
			(in thousands) as	(in thousands)
	Total	Average	Part of Publicly	That May Yet Be
	Number of	Price	Announced	Purchased
	Shares	Paid per	Plans or	Under the Plans
	Purchased	Share	Programs(1)	Programs(1)
August 1, 2008 – August 31, 2008	—	$—	—	$1,335
September 1, 2008 – September 30, 2008	9,400	$3.02	9,400	$1,307
October 1, 2008 – November 2, 2008	332,568	$2.92	332,568	$337

Total	341,968	$2.92	341,968	$337

(1)
On September 4, 2007 the Board of Directors announced that it authorized expending up to $5.0 million in a share repurchase program.  On September 16, 2008, this program was extended through close of the trading day December 31, 2008.  The actual amount and timing of dollars expended and shares repurchased are subject to business and market conditions and applicable SEC rules.  As of December 31, 2008, we had acquired 918,943 shares at a cost of approximately $4.7 million.  This program is now expired, with no additional shares purchased.

Item 6.   Selected Financial Data

The selected consolidated statement of operations data for the 53 weeks ended November 2, 2008 and fiscal years ended October 31, 2007, and 2006 and the selected consolidated balance sheet data set forth below as of November 2, 2008 and October 31, 2007, have been derived from our consolidated financial statements, which have been audited by Grant Thornton LLP, independent registered public accounting firm, included elsewhere herein. The selected consolidated statement of operations data for the years ended October 31, 2005 and 2004 and the selected consolidated balance sheet data set forth below at October 31, 2006, 2005 and 2004 have been derived from our audited consolidated financial statements not included herein. The selected financial data set forth below should be read in conjunction with the Financial Statements and Notes thereto and with “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” appearing elsewhere in this report.

	53 Weeks Ended November 2	Fiscal Years Ended October 31,
	2008 (1)	2007	2006	2005	2004

	(In thousands, except per share amounts)
Statements of Operations Data:
Net revenue	$55,447	$58,805	$49,289	$49,651	$51,490
Cost of revenue	25,365	26,542	19,929	20,304	24,027
Gross profit	30,082	32,263	29,360	29,347	27,463
Operating expenses:
General and administrative	11,017	9,538	8,303	11,406	11,154
Sales and marketing	10,519	10,519	11,041	11,952	12,561
Research and development	5,591	3,865	2,885	4,058	5,179
Goodwill impairment	10,780	—	—	—	6,625
Gain on sale of assets	—	(656)	—	—	—
Loss contingencies	—	124	133	137	3,628
Total operating expenses	37,907	23,390	22,362	27,553	39,147
Income (loss) from operations	(7,825)	8,873	6,998	1,794	(11,684)
Interest Expense	(4,624)	(2,342)	(10)	(13)	(31)
Impairment of investments	(3,306)	—	—	—	—
Other income (expense), net	181	807	356	89	89
Income (loss) before income taxes	(15,574)	7,338	7,344	1,870	(11,626)
Provision for (benefit from) income taxes	(4,411)	2,667	2,961	534	(1,720)
Net Income (loss)	$(11,163)	$4,671	$4,383	$1,336	$(9,906)
Net income (loss) per share:
Basic	$(0.92)	$0.37	$0.36	$0.11	$(0.84)
Diluted	$(0.92)	$0.36	$0.34	$0.11	$(0.84)
Shares used in the calculation of net income (loss) per share
Basic	12,190	12,566	12,181	11,868	11,775
Diluted	12,190	12,991	12,757	11,960	11,775

Cash dividends per common share	$0.00	$0.00	$0.00	$0.03	$0.21

	53 Weeks Ended November 2	Fiscal Years Ended October 31,
	2008(1)	2007	2006	2005	2004
	(In thousands, except per share amounts)
Balance Sheet Data:
Cash, cash equivalents and short-term investments	$6,076	$11,393	$12,819	$6,833	$8,706
Restricted cash	3,158	502	4,515	4,581	—
Working capital	9,123	13,954	15,412	10,824	5,209
Total assets	89,495	93,882	59,214	51,130	51,679
Total debt	37,161	29,759	—	—	—
Total stockholders’ equity	$39,410	$54,479	$49,834	$41,889	$40,670

1.
The decrease in total assets in 2008 was primarily due to the impairment charge related to goodwill of $10.8 million associated with our acquisition of Summit and the impairment charge of $3.3 million related to our investments in auction rate securities, offset by the purchase of real property from RKD Holdings.  For additional information see Note 1 “Business and Summary of significant Accounting Policies” and Note 4 “Credit Agreements and Acquisition of Real Property” to our Consolidated Financial Statements contained herein.

The increase in restricted investments in 2008 was due to proceeds from our new credit agreement that are restricted for construction use only on the real property mentioned above.

The increase in the total debt in 2008 was due to our incurrence of long-term debt to finance the purchase of real property from RKD Holdings.  For additional information, see Note 4 “Credit Agreements and Acquisition of Real Property” to our Consolidated Financial Statements contained herein.

2.
The reduction in the restricted cash account in 2007 was due to the release of the funds restricted by the Trend litigation. The increase in total assets and debt in 2007 was primarily related to the acquisition of Summit Gaming in March 2007.

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

Overview

We design, develop, and market bingo systems, VLT’s, slot machines and related software, and server-based wireless gaming systems.  VLT’s, slot machines and related software are collectively referred to as “box business”. We entered the box business in March 2007 with our acquisition of Summit Gaming for $40.9 million in cash. For the 53 weeks ended November 2, 2008 and our fiscal years ended October 31, 2007 and 2006, our portable bingo terminals, fixed-base bingo terminals, and box businesses made the following contributions to revenue:

Revenue Contribution
	2008	2007	2006
Portable Bingo Terminals	63%	64%	79%
Fixed Base Bingo Terminals	16%	16%	21%
Box Equipment	21%	20%	0%

As of November 2, 2008, we had bingo systems in service in 40 states, one US territory, various Native American locations and in five foreign countries.  We had box sales in 15 states, one US territory, and various Native American locations.  We are marketing new server-based wireless gaming systems where users play a range of games including bingo, video poker, keno and other slot machine games.  The Mini™ wireless server-based gaming system was installed in Europe during the second quarter of 2008.  The Elite ™ server-based gaming system, was installed domestically in the third quarter of 2008 and in Europe during the first quarter of fiscal 2009.  The European configuration supports wireless bingo and fast action gaming for the European bingo market.

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

We typically install our electronic bingo systems at no charge to our customers, and we capitalize the costs. For the 53 weeks ending November 2, 2008 and fiscal year ended October 31, 2007, costs of $53,000 and $105,000 were capitalized, respectively, and amortization occurs over the expected term of the contract. We record depreciation of bingo equipment over either a three- or five-year estimated useful life using the straight-line method of depreciation.

Our box business generates revenue from the sale of boxes (new and used), software conversion kits, content fees, license fees, participation fees, parts, and services. For the 53 weeks ending November 2, 2008 and fiscal year ended October 31, 2007, 95.6% and 91.9%, respectively, of our box business sales were derived from the sale of new and used equipment, conversion kits, and parts.  In some instances, we recognize recurring participation revenue in lieu of a one-time machine sale. Increasing market share in existing markets and expanding product placement into new markets drives revenue growth.

Our bingo and box expenses consist primarily of cost of revenue, general and administrative expense, sales and marketing expense, and research and development expense.  Cost of revenue consists of expenses associated with technical and operational support of the bingo systems in bingo halls, depreciation and amortization of bingo terminals, cost of sales related to equipment sold, and repair/refurbishment/disposal costs of bingo terminals and related support equipment.  General and administrative costs consist of expenses associated with management of our company and the related support; including finance and accounting, legal, compliance, information systems, human resources, allowance for doubtful accounts receivable, and amortization of intangible assets acquired from the Summit acquisition.  Sales and marketing expenses consist primarily of commissions paid to distributors for promoting and supporting our products, and compensation paid to our internal sales force to manage existing customers, to generate new customers, and sell additional and upgraded equipment.  Research and development costs consist of company-sponsored activities to provide customers with new or enhanced games or game themes for our VLT and slot machines, improved bingo terminals, and to develop and test new wireless server-based systems.

Fiscal 2008 Highlights

During the 53 weeks ended November 2, 2008, we incurred a net loss of $11.2 million, compared to net income of $4.7 million in fiscal 2007 as a result of various factors, including primarily the following:

•	$10.8 million goodwill impairment charge;
•	$3.4 million decrease in revenue due to a declining economy, increased regional competition and pricing pressures;
•
decreased total cost of revenue of $1.2 million primarily due to $1.5 million decrease in depreciation related primarily to certain assets becoming fully depreciated, a decrease of $0.6 million in cost of goods sold related directly to decreased revenue, offset by an increase of $0.9 million in refurbishment, disposals, and obsolescence reserve related to bingo equipment as a result of write-offs of units and/or parts on older product lines;

•	approximately $3.3 million in pre-tax impairment of the value of our investment in auction rate securities;
•
net interest expense increase of $2.3 million related to the acquisition of our box division as well as $0.8 million in debt retirement costs associated with the refinancing of our credit facility, $0.4 million in prepayment penalties and a $0.7 million charge due to our interest rate swap agreement related to the New Credit Facility;

•	$1.7 million increase in research and development expense primarily due to the inclusion of 53 weeks reported for 2008 for our box division compared to seven months in fiscal 2007;
•	$0.5 million increase in amortization of the identifiable intangible assets purchased in the Summit Gaming acquisition due to the inclusion of 53 weeks reported for 2008.

During the 53 weeks ending November 2, 2008, our capital expenditures increased approximately 94.0%, or $6.3 million to $13.0 million, from $6.7 million during fiscal 2007, primarily related to the purchase of our new headquarters in Reno, Nevada.

Fiscal Year

We have adopted the fifty-two/fifty-three week fiscal year beginning with the period ending on the first Sunday in November of 2008.  The fiscal years ending October 31, 2007 and 2006 were both on a twelve-month calendar basis.

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

Box Equipment
Our product sales revenues are generated from the sale of VLT’s, conversion kits, content fees, license fees, participation fees, equipment and services. In some instances, we recognize recurring participation revenue in lieu of a one-time machine sale. Revenues are recorded in accordance with American Institute of Certified Public Accountants’ (“AICPA”) Statement of Position (‘SOP”) No. 97-2 Software Revenue Recognition and are reported net of discounts, sales taxes and other taxes of a similar nature. Revenues related to contracted production are recognized as the related work is delivered. We recognize license fee revenues over the term of the associated agreement unless the fee is in exchange for products delivered or services performed that represent the culmination of a separate earnings process. Amounts received prior to completing the earnings process are deferred until revenue recognition criteria are met.  Our sales credit terms are predominately 30 days. In certain limited circumstances, we may extend credit terms up to 160 days.

Deferred Revenue

Deferred Revenue consists of amounts received or billed after a product is delivered or services are rendered, but prior to meeting all of the requirements for revenue recognition.  Complex systems and/or multiple element contracts may take several months to complete and our deferred revenues may increase as our products evolve toward a more systems-centric environment.  Deferred revenue totaled $3.5 million at November 2, 2008 as compared to $0.8 million at October 31, 2007, and primarily represents amounts received for future deliverables.

Reserve for Bingo Terminal Obsolescence

We provide reserves for excess or obsolete bingo terminals on hand that we do not expect to be used. The reserves are based upon several factors, including our estimated forecast of bingo terminal demand for placement into bingo halls. The estimates of demand for future bingo terminals may prove to be inaccurate, in which case we may have understated or overstated the provision required for excess and/or obsolete bingo terminals. Although we attempt to assure the accuracy of our estimated forecasts, any significant unanticipated changes in demand or technological developments could have a significant impact on the value of our bingo terminals, results of operations, and financial condition.

Software Development Capitalization

We capitalize costs related to the development of certain software products that meet the criteria of Statement of Financial Accounting Standards (“SFAS”) No. 86 - Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed. SFAS No. 86 provides for the capitalization of computer software that is to be used as an integral part of a product or process to be sold or leased, after technological feasibility has been established for the software and all research and development activities for the other components of the product or process have been completed. We capitalize qualified costs of software developed for new products or for significant enhancements to existing products. We cease capitalizing costs when the product is available for general release to our customers. We amortize the costs on a straight-line method over the estimated economic life of the product beginning when the product is available for general release.  The achievement of technological feasibility and the estimate of a products’ economic life require management’s judgment. Any changes in key assumptions, market conditions or other circumstances could result in an impairment of the capitalized asset and a charge to our operating results.

Allowance for Doubtful Accounts

Bingo Equipment
We estimate the possible losses resulting from non-payment of outstanding accounts receivable arising from the lease of our bingo units.  Our customer base consists primarily of entities operating in charitable, Native American, and commercial bingo halls located throughout the United States, Canada, Mexico, and the United Kingdom. In some jurisdictions, the billing and collection function is performed as part of a distributor relationship, and in those instances, we maintain allowances for possible losses resulting from non-payment by both the customer and distributor. We perform ongoing evaluations of customers and distributors for credit worthiness, economic trends, changes in customer payment terms, and historical collection experience when evaluating the adequacy of our allowance for doubtful accounts. We also reserve a percentage of accounts receivable based on aging category.  In determining these percentages, we review historical write-offs of receivables, payment trends, and other available information. While such estimates have been within our expectations and the provisions established, a change in the financial condition of specific customers or in overall trends experienced may result in future adjustments of estimates of collectability of our receivables.

Box Equipment
We estimate the possible losses resulting from non-payment of outstanding accounts receivables arising from the sale of boxes and related equipment. Our customer base consists of casinos located in various states and Native American casinos. We perform ongoing evaluations of our customers and distributors for credit worthiness, economic trends, changes in our customer payment terms, and historical collection experience when evaluating the adequacy of our allowance for doubtful accounts.

Impairment of Long-lived Assets, Goodwill and Intangible Assets

We review long-lived assets whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-lived Assets.  Recoverability of long-lived assets are measured by a comparison of the carrying amount of the asset to future net cash flows expected to be generated by the asset undiscounted and without interest.  If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets.

We review goodwill for impairment annually at the beginning of our fourth fiscal quarter, or whenever events or circumstances indicate the carrying value may not be recoverable in accordance with SFAS No. 142, Goodwill and Other Intangible Assets.  We perform the impairment analysis of goodwill at a reporting unit level by comparing the fair value of a reporting unit with its carrying value, including goodwill.  If the fair value is less than the carrying value, the impairment to be recognized is measured by the amount by which the carrying amount of the goodwill exceeds the fair value of the reporting unit goodwill.

During the year ended November 2, 2008, we recorded an impairment charge of $10.8 million related to goodwill related to our acquisition of Summit.  During the same period, there was no impairment charge for long-lived assets.  During the years ended October 31, 2007 and 2006, no impairment charges related to long-lived assets and goodwill were recorded.

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

Because of uncertainties related to these matters, accruals are based only on the best information available at the time. As additional information becomes available, we reassess the potential liability related to our pending claims and litigation and may revise our estimates. Such revisions in the estimates of the potential liabilities could have a material impact on our results of operations and financial condition.

Results of Operations

The following table sets forth certain selected, unaudited, condensed consolidated financial data for the periods indicated:

53 Weeks Ended November 2, 2008 compared with the 12 Months Ended October 31, 2007

	53 Weeks Ended November 2, 2008 and 12 Months Ended October 31, 2007
	(In Thousands)
	Bingo Equipment			Box Equipment
	53 Wks	12 Mths	% Change	53 Wks	7 Mths	% Change
	Ended	Ended	Favorable/	Ended	Ended	Favorable/
	11/2/08	10/31/07	(Unfavorable)	11/2/08	10/31/07	(Unfavorable)
Net Revenue	$43,964	$47,114	(6.7%)	$11,483	$11,691	(1.8%)
Cost of Revenue	19,103	19,683	2.9%	6,262	6,859	8.7%
Gross Profit	24,861	27,431	(9.4%)	5,221	4,832	8.1%
Operating Expenses:
General and administrative	7,637	7,920	3.6%	3,380	1,618	(108.9%)
Sales and marketing	10,007	10,028	0.2%	512	491	(4.3%)
Research and Development	3,044	2,837	(7.3%)	2,547	1,028	(147.8%)
Goodwill Impairment	-	-	0.0%	10,780	-	(100%)
Gain on sale of assets	-	-	0.0%	-	(656)	(100%)
Loss Contingencies	-	124	100.0%	-	-	0.0%
Total operating expenses	20,688	20,909	1.1%	17,219	2,481	(594.0%)
Income (loss) from operations	4,173	6,522	(36.0%)	(11,998)	2,351	(610.3%)
Interest Expense	(267)	(125)	(113.6%)	(4,357)	(2,217)	(96.5%)
Impairment of investments	(3,306)	-	(100.0)%	-	-	(100.0%)
Other income (expense), net	160	780	(79.5)%	21	27	(22.2%)
Income (loss) before income taxes	760	7,177	(89.4%)	(16,334)	161	(10,245.3%)
Provision (benefit) for income taxes	211	2,667	92.1%	(4,622)	-	100.0%
Net income (loss)	$549	$4,510	(87.8%)	$(11,712)	$161	(7,374.5%)

We acquired substantially all of the assets of Summit on March 28, 2007.  Summit net revenues are included in the box business segment above, and fiscal 2008 reflects 53 weeks of activity compared to only 7 months of activity for the comparable period presented above for fiscal 2007.

Net Revenue

Bingo net revenue for the 53 weeks ended November 2, 2008 decreased 6.7% to $44.0 million from $47.1 million compared to the 12 months ended October 31, 2007. The decrease is the result of several factors, including the soft economy, increased regional competition, pricing pressures, and continued migration of commercial accounts to slot machine style gaming.  Box net revenues decreased $208,000 for the 53 weeks ended November 2, 2008, or 1.8% to $11.5 million from $11.7 million compared to the 7 months ended October 31, 2007.   The continued softness in the Louisiana market affected VLT sales, as did delays in obtaining approvals on gaming products in Montana.  Financial results for the Box segment may continue to be volatile from quarter to quarter until we have broadened our revenue base by expanding into more VLT markets, and by penetrating into the Class III slot machine markets, such as California and Nevada.

Cost of Revenue

Bingo cost of revenue for the 53 weeks ended November 2, 2008 decreased 2.9% to $19.1 million, or 43.5% of net revenue, from $19.7 million, or 41.8% of net revenue, compared to the 12 months ended October 31, 2007. This decrease is primarily due to $1.5 million less bingo equipment depreciation over the comparable period in 2007, mainly from Travelers becoming fully depreciated in 2007, offset in part by a $0.9 million increase in the cost of disposals, slow-moving and obsolete materials as a result of the write-off of units and/or parts on older product lines as customers migrate to the newer product lines.

Box business cost of revenue decreased 8.7% to $6.3 million, or 54.5% of net revenue for the 53 weeks ended November 2, 2008 from $6.9 million, or 58.7% of net revenue compared to the 7 months ended October 31, 2007.  The decrease in cost of revenue is primarily related to the decline in sales and the mix of products sold.

Gross Profit

Bingo gross profit for the 53 weeks ended November 2, 2008 decreased 9.4% to $24.9 million, or 56.5% of net revenue, from $27.4 million or 58.2% of net revenue compared to the 12 months ended October 31, 2007. The decrease in gross profit margin is primarily due to the revenue decline as described above.

Box gross profit increased 8.1% to $5.2 million, or 45.5% of net revenue for the 53 weeks ended November 2, 2008, from $4.8 million or 41.3% of net revenue compared to the 7 months ended October 31, 2007.  The increase is due to an increase in sales of higher margin equipment and software.

Operating Expenses

Bingo general and administrative costs decreased 3.6% to $7.6 million for the 53 weeks ended November 2, 2008, from $7.9 million for the 12 months ended October 31, 2007. The decrease is primarily due to lower outside legal fees as the activity on major lawsuits, such as the Trend case, has declined since 2007.  Box general and administrative costs increased 108.9% or $1.8 million to $3.4 million for the 53 weeks ended November 2, 2008 from $1.6 million for the 7 months ended October 31, 2007 primarily due to a full fiscal year of expenses. Amortization of the identifiable intangible assets purchased in the Summit Gaming acquisition increased $0.5 million due to the inclusion of 53 weeks reported for 2008 compared to 7 months reported for the fiscal year ended October 31, 2007.

Bingo sales and marketing expenses remained flat for the 53 weeks ended November 2, 2008, compared to the 12 months ended October 31, 2007. A decrease in distributor commissions directly related to the decline in revenue, and a decrease in advertising fees due to Canadian legislative changes, was offset by an increase in employee costs related to additional positions.   Box sales and marketing expenses remained flat for the 53 weeks ended November 2, 2008, compared to the 7 months ended October 31, 2007.

Bingo research and development expenses increased by $0.2 million to $3.0 million, for the 53 weeks ended November 2, 2008, from $2.8 million compared to the 12 months ended October 31, 2007. The increase is primarily due to higher employee costs as a result of increased travel costs related to the Elite ™ testing in the UK.  Box research and development expenses increased $1.5 million to $2.5 million for the 53 weeks ended November 2, 2008, from $1.0 million for the 7 months ended October 31, 2007.  The increase in the box business segments is primarily due to a full fiscal year of expenses in 2008, costs expended for developing new product lines, such as the California Keno game which was approved in August 2008, new hardware design and software development for a major VLT contract, and increased licensing fees as we expand our distributorship to new markets.

For the 53 weeks ended November 2, 2008, we recorded a goodwill impairment charge of $10.8 million related to our acquisition of Summit compared to no goodwill impairment charge for the 12 months ended October 31, 2007.

There were no gains on the sale of assets for box for the 53 weeks ended November 2, 2008 compared to $0.7 million related to the 7 months ended October 31, 2007.

There were no loss legal contingencies recorded for the 53 weeks ended November 2, 2008, compared to $124,000 for the 12 months ended October 31, 2007.

Interest Expense

Interest expense of $4.6 million for the 53 weeks ended November 2, 2008 increased $2.3 million over the 12 months ended October 31, 2007. The increase is due to interest paid on debt incurred to purchase Summit, debt incurred to purchase our new corporate headquarters in Reno, Nevada, a prepayment penalty of $0.4 million as a result of refinancing our credit facility, $0.7 million as a result of our swap agreement valuation, and $0.8 million due to the write-off of debt acquisition costs associated with our Old Credit Facility.

Impairment of Investments

At November 2, 2008, we held auction rate securities (“ARS”) with an aggregate purchase price of approximately $3.9 million. With the liquidity issues experienced in global credit and capital markets, the ARS held by us at November 2, 2008 experienced multiple failed auctions as the amount of securities submitted for sale exceeded the amount of purchase orders.  We engaged a third party valuation firm to assist us in determining the estimated fair value of these securities as of November 2, 2008 utilizing the standards set forth in FAS 157.  Of the eight ARS in our investment portfolio, three of them (having an aggregate purchase price of approximately $1.6 million) consisted of Level II securities (as defined by FAS 157).  For these securities, fair value was measured using the average sale price of recent observable transactions in the same securities.  The five remaining ARS in our investment portfolio (having an aggregate purchase price of approximately $2.3 million) were classified as Level III (as defined by FAS 157) as no direct market inputs to make a pricing determination were available.  A discounted cash flow analysis was used to determine the estimated fair value of these securities.  Based largely upon the credit risks of the issuers and the lack of an active trading market in these securities, risk-adjusted discount rates were applied to determine the estimated fair value of our Level III ARS.  Management determined that the estimated losses in these securities were other-than-temporary and recorded an additional pre-tax impairment charge of $2.2 million in the fourth quarter of 2008, resulting in aggregate pre-tax impairment charges of approximately $3.3 million for the 53 weeks ended November 2, 2008.  Seven of the eight ARS in our investment portfolio continue to pay interest according to their stated terms.

Goodwill Impairment

In fiscal 2007, the Company acquired the assets of Summit Gaming and added $26.5 million to goodwill, which included trade names of $1.6 million.  In addition, we acquired $7.7 million in identifiable intangible assets which will be amortized over 5 to 10 years. The Company conducts its annual goodwill impairment analysis during the fourth quarter of each fiscal year, measured as of July 31, using an outside third party.  The Company assessed the value of its goodwill as of July 31 of 2006 and 2007 (its annual review date) and concluded that goodwill was not impaired.  The Company performed its 2008 annual impairment testing of goodwill and intangibles as of July 31, 2008. Based on a combination of factors, including the current economic environment, decreased revenues and increased costs, particularly of the box segment, the Company recorded a noncash goodwill impairment associated with our acquisition of Summit of $10.8 million in the fourth quarter of fiscal 2008. The annual evaluation of goodwill and other non-amortizing intangible assets requires the use of estimates about future operating results of each reporting unit to determine their estimated fair value.  Changes in forecasted operations can materially affect these estimates.  Once an impairment of goodwill or other intangible assets has been recorded, it cannot be reversed.

Income Taxes

We recorded our income tax provision at an effective rate of (28.3%) for the 53 weeks ended November 2, 2008, compared with 36.3% for the twelve months ended October 31, 2007. The change in effective rate is primarily due to the goodwill impairment recognized in the fourth quarter of the 53 weeks ended November 2, 2008.  For additional information, see Critical Accounting Policies “Impairment of Long-lived Assets, Goodwill and Intangible Assets” contained herein.  The actual effective tax rate is different from the expected federal rate of 34%, reflecting certain permanent differences between financial accounting and tax accounting, and state and foreign tax provisions.

Fiscal 2007 Highlights

During fiscal 2007, profitability increased $288,000 or 6.6% over 2006 as a result of various factors, including primarily the following:

•	inclusion of seven full months of Summit Gaming revenues and expenses in 2007;
•	a one-time gain on sale of assets of $656,000 resulting from the sale of participation equipment to a customer in Montana;
•
a $489,000 reduction in legal and licensing expense as a result of the resolution of certain matters and the timing of matters under appeal as well as the completion of our initial licensing in Nevada earlier in the year;

•	a $760,000 reduction in refurbishment, disposals, and obsolescence reserve related to bingo equipment;
•	a $467,000 reduction in bingo distributor commissions as a result of lower bingo revenue;
•	net interest expense increase of $2.3 million related to the acquisition of Summit Gaming;
•	increase in amortization expense of $660,000 related to the amortization of the identifiable intangible assets purchased in the Summit Gaming acquisition; and
•	increase in bingo unit depreciation expense of $697,000 related to the additional rollout of our Traveler and Tracker bingo systems.

During fiscal 2007, our capital expenditures decreased approximately 49%, or $6.4 million to $6.7 million, from $13.1 million during fiscal 2006, primarily related to the approaching completion of the rollout of our Traveler and Tracker portable bingo systems.

Year Ended October 31, 2007 Compared with Year Ended October 31, 2006

	Fiscal Year Ended October 31, 2007 and 2006
	(In Thousands)
	Bingo Equipment			Box Equipment
	12 Mths	12 Mths	% Change	7 Mths	12 Mths	% Change
	Ended	Ended	Favorable/	Ended	Ended	Favorable/
	10/31/07	10/31/06	(Unfavorable)	10/31/07	10/31/06	(Unfavorable)
Net Revenue	$ 47,114	$ 49,289	(4.4%)	$ 11,691	-	-
Cost of Revenue	19,683	19,929	1.2%	6,859	-	-
Gross Profit	27,431	29,360	(6.6%)	4,832	-	-
Operating Expenses:
General and administrative	7,920	8,303	4.6%	1,618	-	-
Sales and marketing	10,028	11,041	9.2%	491	-	-
Research and Development	2,837	2,885	1.7%	1,028	-	-
Gain on sale of assets	-	-	0.0%	(656)	-	-
Loss Contingencies	124	133	6.8%	-	-	-
Total operating expenses	20,909	22,362	6.5%	2,481	-	-
Income (loss) from operations	6,522	6,998	(6.8%)	2,351	-	-
Interest Expense	(125)	(10)	(1150%)	(2,217)	-	-
Impairment of investments	-	-	-	-	-	-
Other income (expense), net	780	356	119.1%	27	-	-
Income (loss) before income taxes	7,177	7,344	(2.3%)	161	-	-
Provision (benefit) for income taxes	2,667	2,961	9.9%	-	-	-
Net income (loss)	$ 4,510	$ 4,383	2.9%	$ 161	-	-

We acquired substantially all of the assets of Summit on March 28, 2007.  Summit net revenues for the 7 months ended October 31, 2007 are included in the box business segment above.

Net Revenue

Revenue for fiscal 2007 increased $9.5 million, or 19.3%, to $58.8 million compared to revenue of $49.3 million in fiscal 2006. The increase in revenue for fiscal 2007 is primarily a result of the acquisition of Summit Gaming which contributed $11.7 million in revenue in fiscal 2007. Our bingo business revenue declined $2.2 million in fiscal 2007 which was caused by several factors including increased regional competition and pricing pressures, continued migration of commercial accounts to more profitable slot machine style gaming over bingo, hall closures and the elimination of certain unprofitable accounts. These decreases were offset in part by increased revenue in Michigan, Louisiana, Oklahoma and other key states, increased expansion in the United Kingdom, and the continued popularity and rollout of our Tracker and Traveler terminals.

Cost of Revenue

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

Gross Profit

Total gross profit increased 9.9% to $32.3 million, primarily due to $4.8 million in gross profit contributed by the box segment.  Bingo gross profit decreased 6.6% to $27.4 million, or 58.2% of net revenue for fiscal 2007, from $29.3 million or 59.6% of net revenue for the same period in 2006. The decrease in gross profit is due to the revenue decline as described above.

Operating Expenses

General and administrative expenses increased $1.2 million or 14.9%, to $9.5 million for fiscal 2007 compared to $8.3 million for fiscal 2006.  General and administrative costs as a percentage of revenue for fiscal 2007 were 16.2% compared to 16.8% for fiscal 2006.  The Bingo general and administrative costs decreased 4.6% to $7.9 million for fiscal 2007, from $8.3 million in the comparable period in 2006. The decrease is primarily due to a reduction in legal and licensing expenses, as well as a reduction in compensation expense related to the reversal of stock option expense due to the departure of certain key executives.   Box general and administrative costs were $1.6 million for the 7 months ended October 31, 2007.

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

Research and development expenses increased $980,000 or 34.0% to $3.9 million for fiscal 2007 compared to $2.9 million for fiscal 2006. Research and development costs as a percentage of revenue for fiscal 2007 were 6.6% compared to 5.9% for fiscal 2006. The increase in research and development costs are related to the inclusion of box segment research and development expenses.

We recorded a gain on the sale of assets of $0.7 million for box for the 7 months ended October 31, 2007. This related to gaming equipment that was sold after being utilized on a participation basis.

During fiscal 2007 and fiscal 2006 we capitalized internally developed software costs of approximately $0 and $88,000, respectively, consisting of payroll related costs from our research and development and software quality assurance functions that meet technological feasibility and recoverability tests in accordance with FASB Statement No. 86.

Our effective income tax rate was approximately 36.3% and 40.3% for the fiscal years ended October 31, 2007 and 2006, respectively. The change in effective tax rate reflects lower nondeductible expenses for income tax purposes and an increase in a Section 199 tax deduction.

Loss contingencies decreased $9,000, or 6.8% to $124,000 for fiscal 2007 compared to $133,000 for fiscal 2006. Loss contingencies for 2007 and 2006 consisted of interest accrued on a legal judgment; however, effective June 30, 2007 the accrual of interest ceased in connection with the reversal of the Trend lawsuit.

Interest Expense

Net interest expense increased $2.3 million for fiscal 2007 compared to fiscal 2006. The increase was driven by the interest expense related to the financing used to acquire Summit Gaming.

Liquidity and Capital Resources

We have funded our operations to date primarily through cash from operations and debt financing activities. This capital is for operations, research and development, capital expenditures of equipment and associated support equipment, and software. As of November 2, 2008, and October 31, 2007, we had a working capital balance of $9.5 million and $14.0 million, respectively. As of November 2, 2008, our principal sources of liquidity included cash and cash equivalents of $6.1 million and a $2.0 million revolving credit facility with no amounts drawn. In addition, we have $2.6 million in restricted cash for use on construction only for the real property purchased in the fourth quarter of 2008.  Current liabilities include an accrued liability of $4.0 million in connection with a contingent litigation judgment that has been reversed on appeal and remanded for a new trial.  For additional information, see Item 3 “Legal Proceedings” contained herein.

Operating activities provided $9.0 million of cash for the 53 weeks ended November 2, 2008 compared with $14.8 million for fiscal year 2007. The $9.0 million consisted of a net loss of $11.2 million, adjusted positively by $11.1 million for depreciation, amortization, obsolescence provisions, and loss on disposal of equipment, $3.3 million from the impairment of investments, $10.8 million loss on impairment on goodwill, $4.7 million spent on inventory and $2.7 million increase in deferred revenue related to a sale expected to deliver in fiscal 2009, and $1.1 million provided by other net changes in operating assets and liabilities. During fiscal year 2007, the $14.8 million consisted primarily of net income of $4.7 million, adjusted positively by $11.7 million for depreciation, amortization, obsolescence provisions, and loss on disposal of equipment, release of restricted cash of $4.5 million related to Trend Litigation, and a net use of funds of $6.1 million from changes in other operating assets and liabilities and other items, primarily related to the post acquisition activity for Summit Gaming.

We used approximately $9.5 million of cash in investing activities during fiscal 2008 compared to $46.1 million of cash used during fiscal 2007. The $9.5 million consisted of $7.2 million of expenditures for the acquisition of our new headquarters, $3.8 million of capital expenditures, $2.6 million of restricted cash for construction on our new headquarters, $0.1 million for payment on a royalty, and a net inflow of $4.2 million from short-term investments.  During fiscal 2007, the $46.1 million consisted of $41.4 million of expenditures for the acquisition of the assets of Summit Gaming, $6.2 million of capital expenditures and $1.5 million in proceeds from the sale of assets.

Financing activities provided $2.9 million during fiscal 2008 compared to cash provided of $29.5 million during fiscal 2007. The $2.9 million provided during fiscal 2008 included the issuance of $38.0 million in long-term debt under our new credit facility offset by the concurrent repayment of long-term debt consisting of $18.7 million for the term loan and $7.4 million for the revolver loan under our prior facility. Also included were payments on long-term debt of approximately $4.6 million, a $0.3 million payment for debt acquisition costs, and the repurchase of our common stock for approximately $4.1 million. The $29.5 million provided during fiscal 2007 included the issuance of $38.9 million in long-term debt in connection with the Summit acquisition offset by the subsequent repayment of long term debt consisting of $8.0 million on the term loan and $1.5 million on the revolver loan.

In March 2007, we acquired substantially all of the assets of Summit Gaming for $40.9 million in cash. We financed the acquisition primarily with a credit facility consisting of a term loan of $30.0 million and a revolving line of credit with a limit of $10.0 million. On August 22, 2008, we terminated this credit facility and prepaid all amounts outstanding as part of the requirements of our new credit facility. We incurred a pre-payment penalty of $0.4 million on the pre-payment of the term loan facility.  We also wrote-off $0.8 million of debt acquisition costs related to our prior credit facility.  The New Credit Facility is discussed further below.

Our New Credit Facility provided a total of $40.0 million of financing, $38.0 million of which is in the form of a term loan and $2.0 million of which is in the form of a revolving line of credit.  Proceeds from the New Credit Facility were used to refinance our prior credit facility, acquire real property, and for general corporate purposes.  The term loan matures on August 28, 2013 with monthly interest payments beginning September 30, 2008 based upon one-month LIBOR rate plus 2.80% and quarterly principal payments of approximately $1.1 million beginning October 31, 2008 until the loan is repaid in full.  The Senior Secured Revolving Credit Facility matures on August 31, 2010, with monthly interest-only payments due on the last day of each month beginning September 30, 2008 with an interest rate of either (i) the higher of the Agent's prime rate or the Federal Funds rate plus 0.50% (a "Base Rate Loan) minus 0.25%, or (ii) 1, 2, 3, 6, or 12-month LIBOR rate plus 2.0%. With respect to the term loan, the Company entered into an interest rate swap agreement which exchanged the variable one-month LIBOR rate for a fixed LIBOR rate of 3.99% per annum effective August 22, 2008 through the maturity of the loan.  In the event we were unable to raise additional capital if needed, further measures would be necessary, including the delay or reduction of our operations, research and development and other activities. Certain of these measures may require third-party consent or approvals, including our lenders under the New Credit Facility, certain regulatory bodies, and others, and there are no assurances such consent or approvals could be obtained. Management does not believe that these limitations will adversely affect our operations or our ability to acquire necessary capital equipment.  For additional information, see Note 4 “Credit Agreements and Acquisition of Real Property” to our Consolidated Financial Statements contained herein.

We believe that cash flows from operations, cash, cash equivalents, and amounts available under our New Credit Facility will be sufficient to support our operations, provide for budgeted capital expenditures, and meet liquidity requirements through the remainder of fiscal 2009. Our long-term liquidity requirements depend on many factors, including the rate at which we expand our business and whether we do so internally or through acquisitions. In addition, we may pursue strategic opportunities that could require us to fund our portion of operating expenses of such ventures and may require us to advance additional amounts should any partners in such ventures be unable to meet unanticipated capital requirements or similar funding events. To the extent that the funds generated from the sources described above are insufficient to fund our activities in the long term, we may be required to raise additional funds through public or private financing. No assurance can be given that the additional financing will be available or that, if it is available, it will be on terms acceptable to us.

On September 4, 2007, the Board of Directors authorized expending up to $5.0 million in a share repurchase program. On September 16, 2008, this program was extended through close of the trading day December 31, 2008.  The actual amount and timing of dollars expended and shares repurchased are subject to business and market conditions and applicable SEC rules.  As of December 31, 2008, we had acquired 918,943 shares at a cost of approximately $4.7 million.  This program is now expired, with no additional shares purchased.

Contractual Obligations

The following table presents information on contractual obligations held as of November 2, 2008:
	Payments Due by Period
	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years
Long-Term Debt Obligations:
Term Loan Facility	$36,882	$4,471	$13,413	$18,998	$—
Estimated Interest Payments	8,741	2,390	5,353	998	—
Other Notes Payable	279	38	161	20	60
Operating Leases	1,512	865	642	5	—
Total	$47,414	$7,764	$19,569	$20,021	$60

Purchase Commitments

From time to time, we enter into commitments with our vendors to purchase box parts, bingo terminals and support equipment at fixed prices and/or guaranteed quantities. During the fiscal year ended November 2, 2008, we entered into an agreement with a vendor for $3.4 million to purchase box hardware for a sale expected to begin installation in the second quarter of 2009. As of November 2, 2008, all of this commitment was fulfilled.  The Company also entered into a construction agreement in September 2008 with a general contractor for $2.7 million for improvements to our new corporate headquarters which will be funded by the loan proceeds in a construction account. As of November 2, 2008, $2.6 million of this commitment was still outstanding.  The Company expects the building improvements to be completed by the beginning of second quarter in fiscal year 2009. Various other additional orders have been placed throughout fiscal 2008, of which $1.1 million was outstanding as of November 2, 2008.  All purchases are expected to occur by the end of the second quarter in fiscal 2009.

Off Balance Sheet Arrangements

None.

Item 7A.   Quantitative and Qualitative Disclosures About Market Risk

At November 2, 2008, we held auction rate securities (“ARS”) with an aggregate purchase price of approximately $3.9 million. With the liquidity issues experienced in global credit and capital markets, the ARS held by us at November 2, 2008 have experienced multiple failed auctions as the amount of securities submitted for sale exceeded the amount of purchase orders.  Although seven of the eight ARS continue to pay interest according to their stated terms, based on the fair value of the investments and an analysis of other-than temporary impairment factors, we recorded a pre-tax impairment charge of approximately $3.3 million as of the 53 weeks ended November 2, 2008.  If uncertainties in the credit and capital markets deteriorate further or we experience any additional rating downgrades on any of our ARS, we may incur up to an additional $0.6 million impairment charge related to our ARS (representing the aggregate fair value of our ARS at November 2, 2008), which could negatively affect our financial condition, cash flow and reported earnings.

On August 22, 2008, we terminated our existing credit facility. Concurrently, we entered into a Senior Secured Credit Facility (the “New Credit Facility”) with U.S. Bank N.A. as lender, lead arranger and administrative agent, and Bank of the West as lender (collectively “Lenders”) that provides up to $40.0 million of financing for our company, $38.0 million of which is represented by a term loan note and $2 million of which is a Senior Secured Revolving Credit Facility. U.S. Bank N.A. will hold up to $25.0 million of the New Credit Facility and Bank of the West will hold up to $15.0 million. As of November 2, 2008, the balance of the term loan was $36.9 million, and there was no outstanding balance on the revolver.

The term loan requires monthly interest payments which began on September 30, 2008, and quarterly principal payments of approximately $1.1 million which began on October 31, 2008, until its maturity on August 28, 2013, when the balance will be due in full. The interest rate for the term loan varies based upon the one-month LIBOR rate plus 2.80%.  With respect to the term loan, we also entered into an interest rate swap agreement with U.S. Bank N. A., which exchanged the variable one-month LIBOR rate of the term loan for a fixed LIBOR rate of 3.99% per annum effective August 22, 2008, through the maturity of the term loan. As of November 2, 2008, there was $36.9 million outstanding under the term loan, and the average interest rate is 6.79%.

Because the interest rate on the term loan is fixed under a LIBOR swap agreement, increases in interest rates will not affect our cash flow. However, if we find it necessary to accelerate the amortization of the term loan, we could be required to pay early breakage fees on the LIBOR contracts in the event that interest rates decrease. Assuming the $36.9 million balance outstanding as of November 2, 2008, and the effective rate of interest rate of 6.79%, our breakage fee on the full outstanding balance if LIBOR declined by 50 basis points would be approximately $0.5 million, and an increase of 100 basis points would result in a breakage fee of approximately $1.1 million. We do not anticipate the need to accelerate that amortization of the term loan at any time for the remainder of fiscal 2009.

Item 8.   Financial Statements and Supplementary Data

The consolidated financial statements and supplementary data are as set forth in the “Index To Consolidated Financial Statements” on page F-1.

Item 9.   Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A.   Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms, including, without limitation, controls and procedures designed to ensure that such information is accumulated and communicated to our management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), as appropriate, to allow timely decisions regarding required disclosure.

We have evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures as of November 2, 2008. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective as of November 2, 2008 to ensure that the information required to be disclosed by us in the reports we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, including that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

We have evaluated the effectiveness of our internal control over financial reporting as of November 2, 2008.  This evaluation was performed using the Internal Control – Integrated Framework developed by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on such evaluation, management has concluded that, as of such date, our internal control over financial reporting was effective.  The attestation report issued by Grant Thornton, LLP on our internal control over financial reporting is included elsewhere in the report.

Changes in Internal Control over Financial Reporting

Other than as disclosed directly below, there have been no changes in our internal control over financial reporting during the fourth quarter ended November 2, 2008, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

The evaluation of disclosure controls and procedures as of July 31, 2008, performed under the supervision of the management of the Company, including the CEO and CFO, and with the participation of an outside accounting firm, identified significant deficiencies and possible material weaknesses in our internal control over financial reporting, particularly regarding sufficient documentation issues found in our internal controls relative to the box revenue and other controls, that required remediation. Management implemented a remediation plan and remediated the significant deficiencies and possible material weaknesses prior to November 2, 2008.

Item 9B.   Other Information

Not applicable.

PART III

Item 10.   Directors and Executive Officers of the Registrant

The information required by this item is incorporated by reference to the definitive proxy statement to be filed pursuant to Regulation 14A of the Exchange Act for our 2009 Annual Meeting of Stockholders.

Item 11.   Executive Compensation

The information required by this item is incorporated by reference to the definitive proxy statement to be filed pursuant to Regulation 14A of the Exchange Act for our 2009 Annual Meeting of Stockholders.

Item 12.   Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item is incorporated by reference to the definitive proxy statement to be filed pursuant to Regulation 14A of the Exchange Act for our 2009 Annual Meeting of Stockholders.

Item 13.   Certain Relationships and Related Transactions

The information required by this item is incorporated by reference to the definitive proxy statement to be filed pursuant to Regulation 14A of the Exchange Act for our 2009 Annual Meeting of Stockholders.

Item 14.   Principal Accountants Fees and Services

The information required by this item is incorporated by reference to the definitive proxy statement to be filed pursuant to Regulation 14A of the Exchange Act for our 2009 Annual Meeting of Stockholders.

PART IV

Item 15.   Exhibits and Financial Statement Schedules

(a)   Financial Statements and Financial Statement Schedules

(1)	Consolidated Financial Statements.

         Consolidated Financial Statements are listed in the Index to Consolidated Financial Statements on page F-1 of this report.

(2)	Consolidated Financial Statement Schedules.

        No financial statement schedules are included because they are not applicable, are not required, or because required information is included in the consolidated financial statements or the notes thereto.

(b)   Exhibits

Exhibit Number	Description of Exhibit

2.1	Asset Purchase Agreement dated August 30, 2006 between GameTech International, Inc. and Summit Amusement & Distributing Ltd. (12)

3.1	Certificate of Incorporation of the Registrant, as amended (1)

3.2	Certificate of Designation of Series A Junior Participating Preferred Stock of the Registrant (6)

3.3	Second Amended and Restated Bylaws of the Registrant (7)

4.1	GameTech International, Inc. Registration Rights Agreement (2)

4.2	Rights Agreement, dated as of March 7, 2003, between GameTech International, Inc. and Mellon Investor Services, LLC, as rights agent (5)

4.3	Specimen Common Stock Certificate (6)

10.1	GameTech International, Inc. 1997 Incentive Stock Plan (1)

10.2	GameTech International, Inc. 2001 Restricted Stock Plan (3)

10.3	Amended and Restated 1997 Incentive Stock Plan (10)

10.4	Form of Restricted Stock Agreement (10)

10.5	Form of Stock Option Agreement (10)

10.6	Form of Stock Unit Award Agreement (10)

10.7	Letter of agreement by and between the Registrant and Donald Tateishi dated June 26, 2007 (8)

10.8	Release and Severance Agreement by and between the registrant and James C. Wilson, dated as of August 25, 2006 (13)

10.9	Letter of Agreement by and between the Registrant and Nick Greenwood dated as of July 23, 2007 (9)

10.10	Letter Agreement by and between the Registrant and John McCafferty, dated as of May 22, 2006 (11)

10.11	Release Agreement by and between the Registrant and James C. Wilson, dated as of April 2, 2007 (14)

10.12	Lease Agreement dated November 18, 1999 between the Registrant and Cypress Corporate Services, including addendum to lease and first amendment dated April 17, 2000 (4)

10.13	Financing Agreement dated as of March 28, 2007 by and between GameTech International, Inc. and the lenders named therein, and Ableco Finance, LLC, as collateral and administrative agent (15)

10.14	Amendment Number One to Financing Agreement, dated as of August 24, 2007 (16)

10.15	Amendment Number Two to Financing Agreement, as of October 3, 2007 (17)

10.16	Amendment Number Three to Financing Agreement, dated effective March 11, 2008 (18)

10.17	Amendment Number Four to Financing Agreement, dated effective June 5, 2008 (19)

10.18	Letter Agreement by and between the Registrant and Marcia R. Martin, dated as of May 1, 2008 (20)

10.19	Purchase and Sale Agreement for the purchase of Real Property between the Registrant and RKD Holdings, L.L.C., dated as of March 31, 2008 (24)

10.20	First Amendment to Purchase and Sale Agreement for the purchase of Real Property between the Registrant and RKD Holdings, L.L.C., dated as of May 27, 2008 (24)

10.21	Financing agreement dated August 22, 2008, by and among GameTech International, Inc. and the lenders named herein, and U.S. Bank N.A., as collateral and administrative agent (22)

10.22	Second Amendment to Purchase and Sale Agreement for the purchase of Real Property between the Registrant and RKD Holdings, L.L.C., dated as of July 28, 2008 (21)

10.23	Letter Agreement by and between the Registrant and Timothy J. Minard, dated as of September 29, 2008 (23)

10.24	First Amendment to August 22, 2008 Financing Agreement, dated as of January 28, 2009

21	List of Subsidiaries

23	Consent of Independent Registered Public Accountant

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated by the Securities Exchange Act of 1934, as amended

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

EXHIBIT INDEX

(1)	Incorporated by reference to Exhibits 2.1 and 10.1 to the Registrant’s Registration Statement on Form S-1 (Registration No. 333-34967) as filed with the Commission on or about September 4, 1997.
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

(7)
Incorporated by reference to Exhibit 3.4 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended January 31, 2004 as filed with the Commission on or about March 16, 2004, Commission File No. 000-23401.

(8)	Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated June 27, 2007 as filed with the Commission on or about June 27, 2007.
(9)	Incorporated by reference to Exhibits 10.1 to the Registrant’s Current Report on Form 8-K as filed with the Commission on or about July 24, 2007.
(10)	Incorporated by reference to Exhibits 10.34(a), (b), (c) and (d) to the Registrant's Current Report on Form 8-K dated March 28, 2006 as filed with the Commission on or about April 3, 2006.
(11)	Incorporated by reference to Exhibits 10.12 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended October 31, 2006 as filed with the Commission on or about January 29, 2007.
(12)	Incorporated by reference to Exhibits 2.1 to the Registrant’s Current Report on Form 8-K as filed with the Commission on or about August 31, 2006.
(13)	Incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q dated July 31, 2006 as filed with the Commission on or about September 14, 2006.
(14)	Incorporated by reference to Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended July 31, 2006 as filed with the Commission on or about September 14, 2006.
(15)	Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K as filed with the Commission on or about March 29, 2007.
(16)	Incorporated by reference to Exhibit 99.1 to the Registrant's Current Report on Form 8-K as filed with the Commission on or about September 6, 2007.
(17)	Incorporated by reference to Exhibit 99.1 to the Registrant's Current Report on Form 8-K dated October 3, 2007, as filed with the Commission on or about October 4, 2007.
(18)	Incorporated by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K dated March 11, 2008 as filed with the Commission on or about March 11, 2008.
(19)	Incorporated by reference to Exhibit 99.1 to the Registrant's Current Report on Form 8-K dated June 5, 2008 as filed with the Commission on or about June 9, 2008.
(20)	Incorporated by reference to Exhibit 99.1 to the Registrant's Current Report on Form 8-K dated June 9, 2008 as filed with the Commission on or about June 12, 2008.
(21)	Incorporated by reference to Exhibit 99.1 to the Registrant's Current Report on Form 8-K dated July 28, 2008 as filed with the Commission on or about August 31, 2008.
(22)	Incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K dated August 22, 2008 as filed with the Commission on or about August 28, 2008.
(23)	Incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K dated September 23, 2008 as filed with the Commission on or about September 30, 2008.
(24)	Incorporated by reference to Exhibits 99.1 and 99.2 to the Registrant’s Current Report on Form 8-K dated June 5, 2008 as filed with the Commission on or about June 5, 2008.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GAMETECH INTERNATIONAL, INC.

By:	/s/ JAY M. MEILSTRUP
Jay M. Meilstrup
President, Chief Executive Officer, and Director (Principal Executive Officer)
Dated: January 30, 2009

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s / RICHARD T. FEDOR	Executive Chairman of the Board of Directors	January 30, 2009
Richard T. Fedor

/s/ JAY M. MEILSTRUP	President, Chief Executive Officer and Director	January 30, 2009
Jay M. Meilstrup	(Principal Executive Officer )

/s/ MARCIA R. MARTIN	Chief Financial Officer, Treasurer, and Secretary	January 30, 2009
Marcia R. Martin	(Principal Financial Officer and Principal Accounting Officer)

/s / RICHARD H. IRVINE	Director	January 30, 2009
Richard H. Irvine

/s/ SCOTT H. SHACKELTON	Director	January 30, 2009
Scott H. Shackelton

/s/ DONALD K. WHITAKER	Director	January 30, 2009
Donald K. Whitaker

GameTech International, Inc.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders
GameTech International, Inc.

We have audited the accompanying consolidated balance sheet of GameTech International, Inc. (a Delaware corporation) and its subsidiaries as of November 2, 2008 and October 31, 2007, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended November 2, 2008.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of GameTech International, Inc. as of November 2, 2008 and October 31, 2007, and the results of their operations and their cash flows for each of the three years in the period ended November 2, 2008 in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), GameTech International, Inc.’s internal control over financial reporting as of November 2, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated January 28, 2009 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/S/ GRANT THORNTON LLP

Reno, Nevada
January 28, 2009

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders
GameTech International, Inc.

We have audited GameTech International, Inc.’s (a Delaware Corporation) internal control over financial reporting as of November 2, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  GameTech International, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting.  Our responsibility is to express an opinion on GameTech International, Inc.’s internal control over financial reporting based on our audit.

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

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.  In our opinion, GameTech International, Inc.’s maintained, in all material respects, effective internal control over financial reporting as of November 2, 2008, based on criteria established in Internal Control—Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of GameTech International, Inc. and its subsidiaries as of November 2, 2008 and October 31, 2007, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended November 2, 2008 and our report dated January 28, 2009 expressed an unqualified opinion.

/S/ GRANT THORNTON LLP

Reno, Nevada
January 28, 2009

 GAMETECH INTERNATIONAL, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)

	November 2,	October 31,
	2008	2007
ASSETS:
Current assets:
Cash and cash equivalents	$6,076	$3,630
Short-term investments	—	7,763
Accounts receivable, net of allowances of $1,217 in 2008 and $2,429 in 2007	6,303	8,585
Inventory	8,976	4,298
Deposits	42	14
Prepaid expenses and other current assets	912	702
Prepaid income taxes	1,634	76
Current portion of notes receivable	119	116
Deferred income taxes	1,825	2,651
Total current assets	25,887	27,835
Property, bingo equipment, furniture and other equipment, net	22,884	19,902
Goodwill, net	25,900	36,680
Intangibles, less accumulated amortization of $6,197 in 2008 and $4,634 in 2007	6,302	7,766
Restricted cash	3,158	502
Notes receivables, net of current portion	1	132
Deferred income taxes, long term	4,539	226
Debt acquisition costs, net	258	839
Investments	566	—
Total assets	$89,495	$93,882
LIABILITIES AND STOCKHOLDERS' EQUITY:
Current liabilities:
Accounts payable	$2,278	$2,094
Accrued payroll and related obligations	1,168	1,074
Accrued loss contingencies	4,022	4,022
Current portion of long-term debt	4,509	4,462
Deferred revenue	3,502	767
Other accrued liabilities	1,285	1,463
Total current liabilities	16,764	13,882

Long term debt, net of current portion	32,652	25,297
Interest rate swap	668	—
Deferred income taxes	1	224
Total liabilities	$50,085	$39,403

Stockholders' equity:
Common stock: $0.001 par value; 40,000,000 shares authorized; 14,472,732 in 2008 and 2007	14	14
Additional paid in capital	51,561	51,355
Retained earnings	543	11,706
Treasury stock, at cost, 2,781,283 shares in 2008 and 1,855,325 shares in 2007	(12,708)	(8,096)
Related party receivable	—	(500)
Total stockholders' equity	39,410	54,479
Total liabilities and stockholders' equity	$89,495	$93,882
The accompanying notes are an integral part of these consolidated financial statements.

GAMETECH INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)

	53 Weeks Ended November 2,	Year ended October 31,
	2008	2007	2006
Net revenue	$55,447	$58,805	$49,289
Cost of revenue	25,365	26,542	19,929
Gross profit	30,082	32,263	29,360
Operating expenses:
General and administrative	11,017	9,538	8,303
Sales and marketing	10,519	10,519	11,041
Research and development	5,591	3,865	2,885
Goodwill impairment	10,780	—	—
Gain on sale of assets	—	(656)	—
Loss contingencies	—	124	133
Total operating expenses	37,907	23,390	22,362
Income (loss) from operations	(7,825)	8,873	6,998
Interest expense	(4,624)	(2,342)	(10)
Impairment of investments	(3,306)	—	—
Other income (expense), net	181	807	356
Income (loss) before income taxes	(15,574)	7,338	7,344
Provision (benefit) for income taxes	(4,411)	2,667	2,961
Net income (loss)	$(11,163)	$4,671	$4,383
Net income (loss) per share:
Basic	$(0.92)	$0.37	$0.36
Diluted	$(0.92)	$0.36	$0.34
Shares used in calculating net income (loss) per share:
Basic	12,190	12,566	12,181
Diluted	12,190	12,991	12,757

Dividends declared per share	$0.00	$0.00	$0.00

The accompanying notes are an integral part of these consolidated financial statements.

GAMETECH INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(In thousands, except share amounts)

	Common Stock				Treasury Stock
	Shares	Amount	Capital in excess of par	Retained Earnings	Shares	Amount	Related Party Receivable	Total
Balances at October 31, 2005	13,740,539	$14	47,319	$2,652	1,855,325	$(8,096)	$—	$41,889
Issuance of common stock upon exercise of stock options	630,999	—	2,518	—	—	—	—	2,518
Issuance of common stock to employee	9	—	—	—	—	—	—	—
Stock based compensation	—	—	330	—	—	—	—	330
Tax benefit of stock option exercises	—	—	714	—	—	—	—	714
Net income	—	—	—	4,383	—	—	—	4,383
Balances at October 31, 2006	14,371,547	14	50,881	7,035	1,855,325	(8,096)	—	49,834
Issuance of common stock upon exercise of stock options	101,185	—	350	—	—	—	—	350
Stock based compensation	—	—	(128)	—	—	—	—	(128)
Tax benefit of stock option exercises	—	—	252	—	—	—	—	252
Related party receivable	—	—	—	—	—	—	(500)	(500)
Net income	—	—	—	4,671	—	—	—	4,671
Balances at October 31, 2007	14,472,732	14	51,355	11,706	1,855,325	(8,096)	(500)	54,479
Forfeiture of restricted stock	—	—	(76)	—	—	—	—	(76)
Issuance of common stock upon exercise of stock	—	—	16	—	7,805	35	—	51
Stock based compensation	—	—	271	—	—	—	—	271
Tax benefit of stock option exercises	—	—	(5)	—	—	—	—	(5)
Related party receivable	—	—	—	—	—	—	500	500
Purchases of treasury stock	—	—	—	—	918,153	(4,647)	—	(4,647)
Net income (loss)	—	—	—	(11,163)	—	—	—	(11,163)
Balances at November 2, 2008	14,472,732	$14	$51,561	$543	2,781,283	$(12,708)	$—	$39,410

The accompanying notes are an integral part of these consolidated financial statements.

GAMETECH INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	53 Weeks Ended November 2,	Year Ended October 31,
	2008	2007	2006
Cash flows from operating activities:
Net income (loss)	$(11,163)	$4,671	$4,383
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	10,108	11,544	10,317
Impairment of goodwill	10,780	—	—
Obsolescence and loss on disposal of bingo terminals and related equipment	957	175	681
Loss (gain) on disposal of furniture and other equipment	(8)	65	12
Issuance of note receivable for sale of inventory	—	(247)	—
Gain (loss) on sale of participation equipment	—	(656)	—
Loss (gain) on investment impairment	3,306	—	—
Stock compensation expense	206	(124)	330
Deferred income taxes	(3,710)	(667)	(696)
Amortization/write-off of debt acquisition costs	848	—	—
Interest rate swap	668	—	—
Interest on investments	(347)	(365)	(187)
Interest on restricted cash	(14)	(19)	(33)
Other changes in operating assets and liabilities:
Accounts receivable, net	2,282	(2,206)	(161)
Deposits	(28)	3	4
Inventory	(4,678)	(986)	—
Prepaid taxes	(1,558)	(13)	678
Restricted short-term investments	—	4,515	66
Prepaid expenses and other current assets	(67)	(115)	(51)
Notes receivable	128	—	—
Accounts payable	(1,312)	(1,332)	(393)
Accrued payroll and related obligations	94	134	(355)
Accrued loss contingencies	—	124	133
Income taxes payable	—	(294)	294
Deferred revenue	2,735	767	—
Other accrued liabilities	(178)	(158)	(500)
Net cash provided by operating activities	9,049	14,816	14,522

The accompanying notes are an integral part of these consolidated financial statements.

GAMETECH INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(In thousands)

	53 Weeks Ended November 2,	Year Ended October 31,
	2008	2007	2006
Cash flows from investing activities:
Proceeds from sale of short-term investments	$10,238	$18,034	$24,945
Payments for purchase of short-term investments	(6,000)	(18,027)	(31,662)
Capital expenditures for property, bingo equipment, furniture and other equipment	(10,965)	(6,211)	(11,541)
Restricted cash for capital expenditures	(2,642)	—	—
Payment for the acquisition of Summit Amusement & Distributing, Ltd	—	(41,401)	(302)
Proceeds from sale of assets	—	1,523	—
Payments for acquisitions of intangible assets	(100)	—	(113)
Net cash used in investing activities	(9,469)	(46,082)	(18,673)

Cash flows from financing activities:
Proceeds from issuance of long-term obligations	38,000	38,946	—
Payments on long-term obligations	(30,755)	(9,563)	—
Payment for debt acquisition costs	(267)	—	—
Tax benefit from stock options exercised	—	252	714
Cash paid to related party for stock repurchase	—	(500)	—
Repurchase of common stock for treasury	(4,112)	—	—
Proceeds from issuance of common stock	—	350	2,518
Net cash (used in) provided by financing activities	2,866	29,485	3,232
Net increase (decrease) in cash and cash equivalents	2,446	(1,781)	(919)
Cash and cash equivalents at beginning of year	3,630	5,411	6,330
Cash and cash equivalents at end of year	$6,076	$3,630	$5,411
Supplemental cash flow information:
Cash paid out in the year for:
Interest	$2,834	$2,282	$10
Income taxes	$918	$2,164	$1,895
Non-cash investing and financing activities:
Acquisition of assets included in accounts payable:	$1,981	$485	$1,517
Settlement of related party receivable in company’s common stock	$500	$—	$—
Notes payable for insurance	$157	$—	$—
Notes payable for the purchase of a patent	$—	$250	$—

The accompanying notes are an integral part of these consolidated financial statements.

GAMETECH INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
November 2, 2008, October 31, 2007, and October 31, 2006

1. Business and Summary of Significant Accounting Policies

Fiscal Year

The Company has adopted the fifty-two/fifty-three week fiscal year beginning with the period ending on the first Sunday in November for 2008.  The fiscal years ending October 31, 2007 and 2006 were both on a twelve month calendar basis.

Description of Business

GameTech International, Inc. (the "Company") was incorporated in Delaware on April 18, 1994. The Company operates two business segments: the design, development, and marketing of interactive electronic bingo systems consisting of portable and fixed-based systems under contractual arrangements with terms generally ranging from month-to-month to three years with bingo hall customers; and the design, development, manufacturing, and marketing of video lottery terminals, slot machine equipment, and related software (collectively referred to as our “box business”).  We have also developed wireless server-based gaming technologies into commercially viable products.  As of November 2, 2008, the Company had bingo systems in service in 40 states, one US Territory and in five foreign countries and sales of boxes and related software and equipment in 15 states and one US Territory. Server-based gaming is currently installed in one state and two foreign countries.

Consolidation Principles

The Company’s consolidated financial statements include the accounts of GameTech International, Inc. and its wholly-owned subsidiaries (“GameTech”). All significant inter-company accounts and transactions have been eliminated in consolidation.

Use of Estimates

The preparation of financial statements in conformity with Generally Accepted Accounting Principles (“GAAP”) requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Allowance for doubtful accounts, obsolescence, impairment of goodwill, impairment of investments, loss contingencies, provision for income taxes, and stock-based compensation are significant estimates made by the Company. Actual results could ultimately differ from those estimates.

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less at the date of purchase to be cash equivalents.

Investments

Short-term investments consist of interest-bearing securities and are stated at cost plus accrued interest. Short-term investments are classified as available for sale and are recorded at fair market value using the specific identification method.

Long-term investments at November 2, 2008 consisted of $3.9 million of principal invested in auction rate securities (ARS). The ARS held are private placement securities with long-term nominal maturities with the interest rates reset through a Dutch auction each month. The monthly auctions historically have provided a liquid market for these securities. Our investments in ARS represent interests in collateralized debt obligations supported by pools of residential and commercial mortgages, credit cards, insurance securitizations, and other structured credits, including corporate bonds. Some of the underlying collateral for the ARS we hold consists of sub-prime mortgages.

Consistent with our investment policy guidelines, the ARS investments held had AAA/Aaa credit ratings at the time of purchase. With the liquidity issues experienced in global credit and capital markets, the ARS held by us at November 2, 2008 have experienced multiple failed auctions as the amount of securities submitted for sale exceeded the amount of purchase orders.

Although the ARS continue to pay interest according to their stated terms, based on the fair value of the investments and an analysis of other-than-temporary impairment factors, we recorded a pre-tax impairment charge of approximately $3.3 million for the 53 weeks ended November 2, 2008.

In prior periods, we classified the amount invested in ARS as marketable securities in the current assets listed on the balance sheet. Given the failed auctions, our ARS are illiquid until there is a successful auction for them. Accordingly, we reclassified the entire balance of the ARS from short-term to non-current investments.

Bingo Equipment, Furniture, and Other Equipment

Bingo equipment includes portable and fixed-base player terminals, file servers, caller units, point-of-sale units, and other support equipment. The Company records bingo equipment, furniture, and other equipment at cost and depreciates these over the estimated useful lives of the assets using the straight-line method.  The estimated useful lives are as follows:

Bingo equipment	3-5 years
Office furniture and equipment	3-7 years
Leasehold improvements	Remaining life of Lease

The Company provides reserves for excess or obsolete bingo terminals on hand that we do not expect to use. The reserves are based upon several factors, including estimated forecast of bingo terminal demand for placement into bingo halls. The estimates of demand for future bingo terminal may prove to be inaccurate, in which case we may have understated or overstated the provision required for excess and/or obsolete bingo terminals. Although we attempt to assure the accuracy of these estimated forecasts, any significant unanticipated changes in demand or technological developments could have a significant impact on the value of bingo terminals, results of operations, and financial condition.

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

Goodwill

The Company accounts for goodwill and intangibles according to SFAS No. 142, Goodwill and Other Intangible Assets. This rule provides that goodwill should not be amortized but instead should be tested for impairment annually and whenever circumstances indicate that the carrying value may not be recoverable.  Depending upon the results of that measurement, the recorded goodwill may be written down and charged to income from operations when its carrying amount exceeds its estimated fair value. Amortization is still required for identifiable intangible assets with finite lives.

The Company’s evaluation of the goodwill of its operations consists of two reporting units, box and bingo. Goodwill of a reporting unit must be tested for impairment on at least an annual basis.  The Company conducts its annual goodwill impairment analysis during the fourth quarter of each fiscal year, measured as of July 31, using an outside third party.  In addition to an annual review, the Company assesses the impairment of goodwill whenever events or changes in circumstances indicate that the carrying value may be greater than fair value.  Factors the Company considers important that could trigger an impairment review include significant underperformance relative to historical or projected future operating results, significant changes in the manner of the use of the Company’s assets or the strategy for its overall business and significant negative industry or economic trends.

The annual evaluation of goodwill and other non-amortizing intangible assets requires the use of estimates about future operating results of each reporting unit to determine their estimated fair value.  Changes in forecasted operations can materially affect these estimates.  The Company determines fair value of each reporting unit using either the market approach, the income approach, or the asset approach.  The choice of which approach to use in a particular situation depends on the specific facts and circumstances associated with the Company, as well as the purpose for which the valuation analysis is being conducted.  In the analysis performed by a third party, the bingo reporting unit was analyzed using the market and income approaches, specifically the market multiple, comparable transaction and discounted cash flow methodologies.  For the box reporting unit, the market multiple and discounted cash flow methods were used, as relevant comparable transactions were not identified. Once an impairment of goodwill or other intangible assets has been recorded, it cannot be reversed. For additional information, see Note 2 “Goodwill and Intangibles” to our Consolidated Financial Statements contained herein.

Impairment of Long-Lived Assets

The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets.  Recoverability of long-lived assets are measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset, undiscounted and without interest.  If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets.  There was no impairment charge for long-lived assets in fiscal 2008.

Revenue Recognition

We recognize revenue when the following criteria are met:

●	Persuasive evidence of an arrangement between us and our customer exists,
●	Delivery has occurred or services have been rendered,
●	The price is fixed or determinable, and
●	Collectability is reasonably assured.

The Company earns revenue in a variety of ways. The Company offers products for lease or sale, and also sells service and software updates for equipment previously sold or leased.

Bingo Equipment
Revenue is recognized for bingo terminals and bingo systems installed as a single element placed in bingo halls under contracts based on (1) a fixed fee per use per session; (2) a fixed weekly fee per terminal; or (3) a percentage of the revenue generated by each terminal. Revenue recognition is a key component of the Company's results of operations, and determines the timing of certain expenses, such as commissions. The Company recognizes revenue when all of the following factors exist: (a) evidence of an arrangement with the customer; (b) play or availability of the bingo terminals; (c) a fixed or determinable fee; and (d) collectability is reasonably assured. The Company exercises judgment in assessing the credit worthiness of customers to determine whether collectability is reasonably assured. Should changes in conditions cause the Company to determine the factors are not met for future transactions, revenue recognized for future reporting periods could be adversely affected.

Box Equipment
The Company’s product sales revenues are generated from the sale of box equipment.  Revenues are recorded in accordance with the American Institute of Certified Public Accounts’ (“AICPA”) Statement of Position (“SOP”) No. 97-2 Software Revenue Recognition and are reported net of discounts, sales taxes and other taxes of a similar nature. Revenues related to contracted production are recognized as the related work is delivered. The Company recognizes license fee revenues over the term of the associated agreement unless the fee is in exchange for products delivered or services performed that represent the culmination of a separate earnings process. Amounts received prior to completing the earnings process are deferred until revenue recognition criteria are met.  In some instances, we recognize recurring participation revenue in lieu of a one-time machine sale.  The Company’s sales credit terms are predominately 30 days. In certain limited circumstances, credit terms may be extended up to 160 days.

Deferred Revenue

Deferred revenue consists of amounts received or billed after product is delivered or services are rendered, but prior to meeting all of the requirements for revenue recognition.  Complex systems and/or multiple element contracts may take several months to complete and our deferred revenues may increase as our products evolve toward a more systems-centric environment.  Deferred revenue totaled $3.5 million at November 2, 2008 as compared to $0.8 million at October 31, 2007, and primarily represents amounts received for future deliverables.

Accounts Receivable and Allowance for Doubtful Accounts

Bingo Equipment
The Company estimates the possible losses resulting from non-payment of outstanding accounts receivable arising from the lease of our bingo units.  The Company’s customer base consists primarily of entities operating in charitable, Native American, and commercial bingo halls located throughout the United States, Canada, Mexico, and the United Kingdom.  In some jurisdictions, the billing and collection function is performed as part of a distributor relationship, and in those instances, the Company maintains allowances for possible losses resulting from non-payment by both the customer and distributor. The Company performs ongoing evaluations of its customers and distributors for credit worthiness, economic trends, changes in its customer’s payment terms, and historical collection experience when evaluating the adequacy of its allowance for doubtful accounts. The Company also reserves a percentage of accounts receivable based on aging categories. In determining these percentages, the Company reviews historical write-offs of any receivables, payment trends, and other available information. While such estimates have been within the Company’s expectations and the provisions established, a change in the financial condition of specific customers or in overall trends experienced may result in future adjustments of its estimates of collectability of its receivables.

Box Equipment
The Company estimates the possible losses resulting from non-payment of outstanding accounts receivables arising from the sale of video lottery terminals and related equipment. The Company’s customer base consists of casinos located in various states and Native American territories. Ongoing evaluations are performed on its customers and distributors for credit worthiness, economic trends, changes in customer payment terms, and historical collection experience when evaluating the adequacy of its allowance for doubtful accounts.

Inventories

Inventories are stated at the lower of cost or market.  Raw materials are valued using the first-in, first-out method and finished goods are valued using average costing that approximates the first-in, first-out method. Management periodically reviews inventory balances, using recent and future expected sales to identify slow-moving or obsolete items. Inventories consist of the following at November 2, 2008 and October 31, 2007 (in thousands):

	November 2, 2008	October 31, 2007
Raw Materials	$2,474	$2,890
Work in Progress	4,480	—
Finished Goods	2,022	1,408
	$8,976	$4,298

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

Advertising and Promotion Costs

Advertising and promotion costs are expensed as incurred. Such costs during the 53 weeks of 2008, fiscal years 2007, and 2006 were not material.

Research and Development Costs

Research and development costs are charged to the results of operations when incurred.

Income Taxes

The Company accounts for income taxes in accordance with SFAS No. 109, "Accounting for Income Taxes" ("SFAS 109"). SFAS 109 requires the recognition of deferred tax assets, net of applicable reserves, related to net operating loss carryforwards and certain temporary differences. The standard requires recognition of a future tax benefit to the extent that realization of such benefit is more likely than not. Otherwise, a valuation allowance is applied.

In fiscal 2008, the Company adopted FIN No. 48, Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109, which creates a single model to address uncertainty in income tax positions and prescribes the minimum recognition threshold a taxation is required to meet before being recognized in the financial statements.  FIN No. 48 also provides guidance on the derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure, and transition.  The 2008 fiscal year is the first year the Company was required to adopt FASB No. 48 as it became effective after the beginning of an entity’s first fiscal year that begins after December 15, 2006.  The impact of FIN No. 48 on the Company’s financial position, cash flows and results of operations was not material.

Stock-Based Compensation

The Company generally grants stock options to its employees for a fixed number of shares with an exercise price equal to the fair value of the shares on the date of the grant.

The Company adopted the Financial Accounting Standards Board (“FASB”) SFAS No. 123(R), Share Based Payment. This statement is a revision of SFAS No. 123, and supersedes APB Opinion No. 25, and its related implementation guidance. SFAS No. 123(R) addresses all forms of share-based payment awards including shares issued under employer stock purchase plans, stock options, restricted stock, and stock appreciation rights. Under SFAS No. 123(R), share-based payment awards result in a cost that will be measured at fair value on the award’s grant date. Stock options exercised in future periods will result in an adjustment within the Consolidated Statement of Cash Flows depicting an increase to net cash provided by financing activities related to the cash received and an incremental tax benefit. In the fourth quarter of fiscal year 2005, the Company’s Board of Directors approved the acceleration of the vesting of all unvested stock options awarded under its 1997 Incentive Stock Plan. As a result, all options outstanding at October 31, 2005 were fully vested and no compensation cost for such options will be recognized in any future periods.

For the 53 weeks ended November 2, 2008 and fiscal year ended October 31, 2007, the Company recognized compensation expense (benefit) for stock options and restricted stock of $246,000 and ($128,000), respectively, which is included in general and administrative expenses in the accompanying Consolidated Statement of Operations.  The related tax benefit (expense) was $94,218 and ($43,000) respectively, for a net cost (benefit) of $151,782 and ($85,000), respectively. This includes an additional compensation expense of $51,400 for two stock option settlements for fully vested equity shares and a stock option forfeiture of $76,000.  For the 53 weeks ended November 2, 2008 and fiscal year ended October 31, 2007, there was a $0.01 and $(0.01) effect, respectively, to the basic and diluted earnings per share as a result of recognizing the share-based compensation expense, net of tax.

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

Under SFAS No. 123(R) stock-based compensation cost is measured at the grant date, based on the estimated fair value of the award, and is recognized over the stated vesting period. The Company continues to utilize the Black-Scholes option-pricing model to estimate the fair value of employee stock-based compensation at the date of grant, which requires the use of accounting judgment and financial estimates. The expected life of the options used in this calculation is the period of time the options are expected to be outstanding, and is determined by the simplified method outlined in Staff Accounting Bulletin (“SAB”) No. 107 which states, “The midpoint of the average vesting period and contractual life is an acceptable expected life assumption.” Expected stock volatility is based on the historic volatility of its stock. Expected option exercises, the period of time the options are held, forfeitures, employee terminations and other criteria are based on previous experiences. The risk-free rates for periods within the contractual life of the options are based on United States Treasury Note rates in effect at the time of the grant for the period equal to the expected life. Application of alternative assumptions could produce significantly different estimates of the fair value of stock-based compensation and consequently, the related amounts recognized in the Consolidated Statements of Operations. In December 2007, SAB No. 110 was issued which extends the use of the “simplified” method for those companies that conclude that it is not reasonable to base its estimate of expected life of options on its historical share option exercise experience.  The Company has used the “simplified” method for all estimations of stock option compensation expense since adopting SFAS No. 123(R) due to insufficient historical exercise data and changes in the terms of the share option grants. The use of this method will be evaluated in fiscal year 2009 to determine if sufficient relevant data is readily available to estimate the expected term.

These amounts were determined using the Black-Scholes option-pricing model, which values options based on the stock price at the grant date, the expected life of the option, the estimated volatility of the stock, the expected dividend payments, and the risk-free interest rate over the expected life of the option. During 2008, the Company did not grant any stock options, therefore the assumptions are not represented below.  The assumptions used in the Black-Scholes model for fiscal years 2007 and 2006 were as follows:
	53 Weeks Ended November 2, 2008	Year ended October 31,
		2007	2006
Risk-free interest rate	—%	4.81%	5.08%
Dividend yield	—	—	—
Volatility factor	—%	61.6%	63.9%
Expected life (in years)	—	6.4	5.5

Net Income (Loss) Per Share

Net income (loss) per share is computed in accordance with SFAS No. 128, Earnings per Share, which requires the presentation of both basic and diluted net income (loss) per share. Basic net income (loss) per share is based solely upon the weighted average number of common shares outstanding and excludes any dilutive effects of options, warrants and convertible securities. Diluted net income (loss) per share is based upon the weighted average number of common shares and common-share equivalents outstanding during the year excluding those common-share equivalents where the impact to basic net income (loss) per share would be anti-dilutive. The difference between basic and diluted net income (loss) per share is attributable to stock options.

Concentrations of Credit Risk

Financial instruments, which potentially subject the Company to concentration of credit risk, consist primarily of cash and cash equivalents, investments, restricted short-term investments, and trade receivables. Cash equivalents, investments, and restricted short-term investments are investment-grade, short-term debt instruments, consisting of treasury bills, mortgage-backed securities, asset-backed commercial paper, unsecured corporate notes, and money market accounts, all of which are maintained with high credit quality financial institutions. Cash and cash equivalents are in excess of Federal Deposit Insurance Corporation insurance limits.

No single customer comprised more than ten percent of the Company's total revenue during fiscal years 2008, 2007 and 2006.   The Company conducts a substantial amount of its business through distributor relationships, many of which act as a collection agent.  As of November 2, 2008, there was one distributor that represented 21.4% of the consolidated accounts receivable balance.

Interest Rate Swap Contract

The Company has entered into an interest rate swap agreement to hedge its interest rate exposure on its credit facility described in Note 4. In this agreement, the Company agrees to pay the counterparty a fixed rate payment in exchange for the counterparty agreeing to pay the Company a variable rate payment that is intended to approximate the Company’s variable rate payment obligation on the credit facility. The payment obligation is based on the notional amount of the swap. Depending on the state of interest rates in general, the use of interest rate swaps could enhance or harm the overall performance of the common shares. The market value of interest rate swaps is based on pricing models that consider the time value of money, volatility, and the current market and contractual prices of the underlying financial instrument. Unrealized gains are reported as an asset and unrealized losses are reported as a liability on the Company’s Consolidated Balance Sheet. The change in value of interest rate swaps, including the accrual of periodic amounts of interest to be paid or received on swaps is reported as interest expense in the Company’s Consolidated Statements of Operations.  Swap agreements involve, to varying degrees, elements of market and counterparty risk, and exposures to loss in the related amounts are reflected in the Company’s Balance Sheet.

Fair Values Measurements

The carrying amounts reported in the consolidated balance sheets for cash and cash equivalents, short-term investments, accounts receivable, restricted short-term investments, accounts payable, and accrued liabilities approximate fair value. The long-term debt approximates fair value based on the Company’s ability to obtain other debt with the same terms and current maturity.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS 157”), which defines fair value, establishes a framework for measuring fair value in GAAP, and expands disclosures about fair value measurements. Effective beginning in October 2008, SFAS 157 does not require any new fair value measurements, but provides guidance on how to measure fair value by providing a fair value hierarchy used to classify the source of the information. The Company has adopted this statement and did have a material impact on the Company’s consolidated results of operations, financial position and cash flows.

Significant Market Revenue Concentration

A significant portion of the Company’s revenue is concentrated in the Texas, Montana, and Louisiana markets. For the 53 weeks ended November 2, 2008, Texas represented approximately 16% of our bingo revenue and 13% of consolidated revenue compared to 17% of bingo revenue and 14% of consolidated revenue for fiscal year ended October 31, 2007.  The Montana market generated approximately 44% of box revenue and 9% of consolidated revenue for the 53 weeks ended November 2, 2008 compared to 50% of box revenue and 10% of consolidated revenue for fiscal year ended October 31, 2007.  The Louisiana market generated approximately 44% of box revenue and 11% of consolidated revenue for the 53 weeks ended November 2, 2008 compared to 42% of box revenue and 10% of consolidated revenue for fiscal year ended October 31, 2007.  Certain state laws require electronic bingo devices and systems to be placed through qualified distributors.

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

In December 2007, the FASB issued SFAS No. 141(R), Business Combinations, and SFAS No. 160, Accounting and Reporting of Non-Controlling Interest in Consolidated Financial Statements, an Amendment of ARB No. 51. These new standards will significantly change the financial accounting and reporting of business combination transactions and non-controlling (or minority) interests in consolidated financial statements. We will be required to adopt SFAS No. 141(R) and SFAS No. 160 on or after December 15, 2008. The Company is evaluating the impact , if any, that the adoption of SFAS 141(R) and SFAS No. 160 will have on our consolidated financial.

In December 2007, the Securities and Exchange Commission issued Staff Accounting Bulletin  (“SAB") No. 110 to permit entities, under certain circumstances, to continue to use the “simplified” method, in developing estimates of expected term of “plain-vanilla” share options in accordance with SFAS No. 123 (R) Share-Based Payment. SAB No. 110 amended SAB No. 107 to permit the use of the “simplified” method beyond December 31, 2007. The Company continues to use the “simplified” method and will do so until more detailed relevant information about exercise behavior becomes readily available.

In February 2008, the FASB issued FASB Staff Position No. FAS 157-2 (“FSP 157-2”). FSP 157-2 delays the implementation of SFAS 157 for nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis. This statement defers the effective date to fiscal years beginning after November 15, 2008 and interim periods within those fiscal years, which is fiscal year 2010 for the Company.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative instruments and Hedging Activities. The new standard is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable better understanding of the effects on financial position, financial performance, and cash flows. The effective date is for fiscal years and interim periods beginning after November 15, 2008. The Company has not yet determined the effect, if any that the adoption of SFAS No. 161 will have on the Company’s consolidated financial statements.

In April 2008, the FASB issued Staff Position No. FAS 142-3 which amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FASB Statement No. 142, “Goodwill and Other Intangible Assets.” The intent of this FSP is to improve the consistency between the useful life of a recognized intangible asset under Statement 142 and the period of expected cash flows used to measure the fair value of the asset under FASB Statement No. 141 (revised 2007), Business Combinations, and other U.S. generally accepted accounting principles (GAAP). The Company is in the process of evaluating the effect of FAS No. 142-3 on the Company’s consolidated financial statements.

In May 2008, the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles. This Statement identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (GAAP) in the United States. The FASB believes that the GAAP hierarchy should be directed to entities because it is the entity (not its auditor) that is responsible for selecting accounting principles for financial statements that are presented in conformity with GAAP. The FASB does not believe this Statement will result in a change in current practice. SFAS 162 is effective November 15, 2008.

 2. Goodwill and Intangibles

In fiscal 2007, the Company acquired the assets of Summit Gaming and added $26.5 million to goodwill, which included trade names of $1.6 million. In addition, we acquired $7.7 million in identifiable intangible assets which will be amortized over 5 to 10 years. The Company conducts its annual goodwill impairment analysis during the fourth quarter of each fiscal year, measured as of July 31, using an outside third party.  The Company assessed the value of its goodwill as of July 31 of 2006 and 2007 (its annual review date) and concluded that goodwill was not impaired.  The Company performed its 2008 annual impairment testing of goodwill and intangibles as of July 31, 2008. Based on a combination of factors, including the current economic environment, decreased revenues and increased costs, the Company recorded a noncash goodwill impairment associated with our acquisition of Summit of $10.8 million in the fourth quarter of fiscal 2008. The annual evaluation of goodwill and other non-amortizing intangible assets requires the use of estimates about future operating results of each reporting unit to determine their estimated fair value.  Changes in forecasted operations can materially affect these estimates.  Once an impairment of goodwill or other intangible assets has been recorded, it cannot be reversed.

Intangible assets consisted of the following as of November 2, 2008 (in thousands):
	Stated Value	Accumulated Amortization	Net Carrying Value	Weighted Average Amortization Period (in years)
Intellectual property (software)	$4,173	$(4,090)	$83	0.7
Copyrights/trademarks	247	(55)	192	10.8
Distributor buyouts	260	(260)	—	—
Summit Gaming identifiable intangible assets:
Customer relationships	3,600	(1,140)	2,460	3.4
Patent applications	620	(82)	538	8.4
Game software library	3,600	(570)	3,030	8.4
	$12,500	$(6,197)	$6,303

Intangible assets consisted of the following as of October 31, 2007 (in thousands):

	Stated Value	Accumulated Amortization	Net Carrying Value	Weighted Average Amortization Period (in years)
Intellectual property (software)	$4,173	$(3,676)	$497	1.2
Copyrights/trademarks	247	(38)	209	11.8
Distributor buyouts	260	(260)	—	—
Summit Gaming identifiable intangible assets:
Customer relationships	3,600	(420)	3,180	4.4
Patent applications	520	(30)	490	9.4
Game software library	3,600	(210)	3,390	9.4
	$12,400	$(4,634)	$7,766

Estimated future aggregate amortization expense for intangible assets subject to amortization as of November 2, 2008 is as follows (in thousands):

2009	$1,229
2010	1,153
2011	1,150
2012	730
2013	430
After 2013	1,511
$6,203

A prepaid royalty of $100,000 was paid during fiscal year 2008 related to a license agreement to develop, manufacture, sell or lease games and gaming devices that use the technology protected by claims in patents owned by Patent Investments Co. Amortization will not be recognized on this until the life is determined which will not occur until after the software is approved. As a result, the table above does not include any amortization of this amount.

3. Property, Bingo Equipment, Furniture and Other Equipment

Property, bingo equipment, furniture and other equipment consisted of the following as of November 2, 2008 and October 31, 2007 (in thousands):

	November 2,	October 31,
	2008	2007
Land	$2,471	$—
Building	4,864	—
Bingo equipment	51,384	55,307
Office furniture and equipment	4,733	4,716
Leasehold improvements	874	864
	64,326	60,887
Less accumulated depreciation and amortization	45,076	44,639
Less reserve for excess or obsolete terminals	220	139
	19,030	16,109
Construction in progress	264	—
Add bingo component parts	3,590	3,793
Bingo equipment, furniture and other equipment, net	$22,884	$19,902

Depreciation for bingo equipment is applied over three- and five-year periods. Terminals on-hand that are not expected to be re-used are provided for as excess or obsolete.

Overall depreciation expense during the 53 weeks ended November 2, 2008, fiscal years ended October 31, 2007, and 2006 amounted to approximately $8.5 million, $10.2 million, and $9.6 million, respectively. In addition, during the 53 weeks ended November 2, 2008, fiscal years ended October 31, 2007, and 2006, the Company reserved $81,000, $38,000, and $249,000, respectively for bingo terminals and parts not expected to be re-used.

Component parts are for the assembly of terminals and recorded at average cost until the completed terminal is placed in bingo equipment and depreciated.

4. Credit Agreements and Acquisition of Real Property

On March 28, 2007, the Company entered into a credit facility related to the acquisition of Summit. This credit facility consisted of a term note for $30.0 million and a revolving line of credit for $10.0 million. On August 22, 2008, this credit facility was terminated concurrent with the refinancing transaction as described below. The Company incurred approximately $0.4 million in prepayment penalties to Ableco Finance LLC, which was funded by the proceeds of the refinance transaction.  The Company also expensed $0.8 million of debt acquisition costs related to the prior credit facility.

On August 22, 2008, the Company entered into a Senior Secured Credit Facility (the “New Credit Facility”) with U.S. Bank N.A. as lender, lead arranger and administrative agent, and Bank of the West as lender (collectively “Lenders”) that provides up to $40.0 million of financing for the Company. U.S. Bank N.A. will hold up to $25.0 million of the New Credit Facility and Bank of the West will hold up to $15.0 million. The New Credit Facility will be used (i) to refinance our existing credit facility as described earlier in this note, (ii) acquire real property as described below, and (iii) for general corporate purposes. The Company’s obligations under the New Credit Facility are secured by first priority security interest in all of the Company’s assets, including a first deed of trust on real estate and property purchased concurrently with closing of New Credit Facility, and future cash flows. The Company incurred arrangement, up front, document and other fees of approximately $0.3 million payable to Lenders, and the fees were funded by the proceeds of the New Credit Facility.

The New Credit Facility provides a Senior Secured Revolving Credit Facility (the “Revolver”) of $2.0 million, maturing on August 31, 2010, with monthly interest-only payments due on the last day of each month beginning September 30, 2008. The Company selects the interest rate calculation for each advance under the Revolver from two allowable interest rate calculations. The first allowed interest rate calculation, called the Base Rate, is the higher of the Agent’s prime rate or the Federal Funds rate plus 0.50% (a “Base Rate Loan”) minus 0.25%. The second allowed interest rate calculation is the 1, 2, 3, 6, or 12-month LIBOR rate plus 2.0%. As of November 2, 2008, there were no outstanding borrowings under the Revolver.

The New Credit Facility also provided for a Senior Secured Term Credit Facility (the “Term Loan”) of $38.0 million that required monthly interest payments beginning September 30, 2008, and quarterly principal payments of approximately $1.1 million beginning October 31, 2008, until its maturity on August 28, 2013, when the balance will be due in full. The interest rate for the term loan varies based upon the one-month LIBOR rate plus 2.80%. In connection with the Term Loan agreement, the Company also entered into an interest rate swap agreement with U.S. Bank N. A., which exchanged the variable one-month LIBOR rate of the Term Loan for a fixed LIBOR rate of 3.99% per annum effective August 22, 2008, through the maturity of the Term Loan. As of November 2, 2008, there was $36.9 million outstanding under the Term Loan at an average interest rate of 6.79% and the value of the interest rate swap was ($0.7) million.

Combined aggregate principal maturities of the New Credit Facility during the next five years and thereafter are as follows (in thousands):

Principal Repayments
2009	$4,471
2010	4,471
2011	4,471
2012	4,471
2013	4,471
Thereafter	14,527
$36,882

Under the New Credit Facility, the Company must comply with various financial and non-financial covenants. The financial covenants include a cash flow leverage ratio, fixed charge coverage ratio, working capital requirement and liquidity requirement. The non-financial covenants include restrictions on asset divestitures; liens; transactions with related parties; limitations on additional indebtedness; mergers, acquisitions and consolidations; cash dividends; redemptions of stock (other than the existing stock repurchase program publicly announced on September 4, 2007); and change of control. The New Credit Facility provides for a mandatory prepayment of principal equal to 50% of free cash flow when a collateral shortfall is present, measured on an annual basis beginning October 31, 2009. A collateral shortfall will exist if the outstanding principal balance of the New Credit Facility exceeds the sum of (i) 100% of cash held in a control account, (ii) 80% of accounts receivable, (iii) 50% of net book value of finished goods and raw materials, (iv) 75% of the net book value of land, buildings, and property improvements, and (v) 50% of the net book value of all other fixed assets. Free cash flow is defined as EBITDA as of the fiscal year then ended less the sum of (i) unfinanced capital expenditures, (ii) cash paid interest, (iii) cash paid taxes, (iv) the change in working capital, and (v) debt amortization under New Credit Facility.  On January 28, 2009, the Company entered into an amendment with both lenders of the New Credit Facility (“Amendment”).  The Amendment waives the fixed charge coverage ratio requirement for the fiscal 2008 year end.  The Amendment also reduces the minimum fixed charge coverage ratio for the first fiscal quarter of 2009, increases the base rate on the Revolver by 0.25%, and increases the LIBOR spread on the Revolver from 2.0% to 2.5%.  At November 2, 2008, we were in compliance with all the covenants as amended.

On August 22, 2008, and concurrent with the closing of the New Credit Facility, the Company purchased from RKD Holdings, L.L.C. certain real property in southwest Reno, Nevada for an aggregate purchase price of $7.2 million. The real property includes an approximately 100,000 square foot building that will be used as our new headquarters. Pursuant to the New Credit Facility, the Company will invest approximately $2.7 million in additional improvements to the interior of the building to add office space, and provide for the manufacturing and assembly needs of bingo, VLT and slot equipment. The building improvements are being funded by proceeds from the New Credit Facility, and the proceeds of $2.7 million are being held in a construction control cash account with U.S. Bank N.A., of which the remaining balance of $2.6 million is reflected as restricted cash in our Long-Term Asset section of the Consolidated Balance Sheet.  The New Credit Facility provides for the release of the funds to cover payments for the construction of the additional improvements. Any funds remaining in the construction control account will be returned to us upon satisfactory completion of the building improvements. The Company expects to complete the building improvements and relocate to our new corporate headquarters by the beginning of the second fiscal quarter in 2009.

5. Commitments and Contingencies

Leases

The Company leases administrative and warehouse facilities and certain equipment under non-cancelable operating leases. Rent expense during the 53 weeks ended November 2, 2008, fiscal years ended October 31, 2007, and 2006  was $1,022,000, $847,000, and $836,000, respectively.

Future minimum lease payments under these leases as of November 2, 2008 are as follows (in thousands):

2009	$865
2010	612
2011	17
2012	13
2013	5
$1,512

Purchase Commitments

From time to time, the Company enters into commitments with our vendors to purchase box parts, bingo terminals and support equipment at fixed prices and/or guaranteed quantities. During the 53 weeks ended November 2, 2008, the Company entered into an agreement with a vendor for $3.4 million to purchase box hardware for a sale expected to deliver in early 2009.  As of November 2, 2008 all of this commitment was fulfilled.  The Company also entered into a construction agreement in September 2008 with a general contractor for $2.7 million for improvements to our new corporate headquarters which will be funded by the loan proceeds in the construction account. As of November 2, 2008, $2.6 million of this commitment was still outstanding.  The Company expects the building improvements to be completed by the beginning of second quarter in fiscal year 2009. Various other additional orders have been placed throughout fiscal 2008, of which $1.1 million was outstanding as of November 2, 2008.  All purchases are expected to occur in early 2009.

Litigation

Trend Litigation-Texas.  On March 22, 2001, the Company filed GameTech International, Inc. v. Trend Gaming Systems, LLC, CIV 01-0540 PHX LOA, a claim in the United States District Court for the District of Arizona, seeking a declaratory judgment that the Company was not in material breach of the Company’s November 1, 1999 Distribution Agreement with Trend Gaming Systems, LLC (“Trend”)(involving a distribution agreement in Texas), and seeking damages for past due payments and wrongful withholdings by Trend. Trend counterclaimed, alleging that its payments were in compliance with its contractual obligations. Trend also contended that the Company was in breach of certain of the Company’s contractual obligations to Trend, including that the Company had wrongfully terminated Trend. On December 16, 2002, the court entered at the Company’s request an order enjoining Trend from using approximately $540,000 in funds it had collected on the Company’s behalf, pending a trial on the Company’s ownership interest in those funds. The money was placed in two bank accounts/constructive trusts, subject to the court’s control. The sums in those accounts now total approximately $600,000. In addition, collections of accounts receivable by Trend, if any, are also being placed in that account, pending the resolution of the case. The Company has posted a $450,000 deposit with the court as a bond, which is presented as restricted cash on the Company’s condensed consolidated balance sheets. The accounts receivable from Trend were fully reserved as of October 31, 2007.  During the quarter ended April 30, 2008, we wrote off all receivables and related reserves.  Trial in this matter commenced October 4, 2004. On November 1, 2004, the jury returned a verdict in favor of Trend against the Company in the amount of $3.5 million in compensatory damages. The jury also awarded the Company $735,000 in compensatory damages against Trend for funds Trend collected on the Company’s behalf but failed to remit to the Company. The court denied all of the Company’s post-trial motions, except that it maintained the injunction imposing a constructive trust, pending resolution of the issues on appeal. The court setoff the jury awards and entered an amended judgment for Trend on May 12, 2005, in the amount of $2.8 million, plus interest on that sum at the rate of 3.31% per annum beginning March 30, 2005. The Company appealed to the United States Court of Appeals for the Ninth Circuit on April 8, 2005. The Company posted a supersedeas bond on April 8, 2005 in the court-appointed amount of $3.4 million, which bond stays any action by Trend to collect on the judgment, pending appeal. Trend initially sought an award of $810,000 in legal fees and $26,000 in expenses and costs. In an amended request, Trend sought an award of $1.4 million in legal fees and $61,000 in expenses and costs. The court awarded Trend $909,000 in legal fees, expenses and costs plus interest of 3.77% per annum beginning August 5, 2005. The Company appealed the fee award to the United States Court of Appeals for the Ninth Circuit on August 5, 2005. The Company posted an additional supersedeas bond with the court on August 18, 2005 in the amount of $1.1 million, thereby staying any action by Trend to collect the fees, pending appeal. For the year ended October 31, 2004, the Company recorded an estimated loss contingency in the Trend litigation of $3.6 million, which was estimated based on the amounts of the judgment described above. The Company recorded an additional loss contingency of $72,000 in the third quarter of fiscal 2005 to account for the increased total award to Trend for legal fees and expenses and costs of $909,000. In addition, loss contingencies of $133,000 and $65,000 were recorded in the fiscal years ended October 31, 2006 and 2005, respectively, to account for interest accrued on the Trend judgment.

On April 19, 2007 a three judge panel of the United States Court of Appeals for the Ninth Circuit heard oral arguments for the appeal. On May 16, 2007, the United States Court of Appeals for the Ninth Circuit issued its ruling in our favor upholding each of the items we appealed, reversing the trial court’s rulings and remanding the matter back to the trial court for a new trial. The matter has been returned to the control of the lower court but at this time there is no set date as to when the matter will be heard as pre-trial motions and issues are currently being addressed.  Additionally, as a result of this decision, the supersedeas bonds posted by GameTech International prior to filing the appeal were released by the lower court as of August 18, 2007 and we have terminated the supporting insurance polices and have had the letters of credit released to us.

Trend Gaming Litigation-Virginia.  On March 2, 2004, the jury rendered a verdict in our favor awarding compensatory and punitive damages against Trend Gaming, LLC, a Kentucky LLC (“Trend Gaming”) (involving a prior distribution agreement in Virginia) in the total amount of approximately $1.5 million. The jury also returned a verdict against Steven W. and Rhonda Hieronymus awarding compensatory and punitive damages of $1.0 million. The court reduced compensatory damages against Trend Gaming to $1.1 million. The court affirmed $150,000 in punitive damages against Trend Gaming and awarded us fees and costs of suit against Trend Gaming in the amount of $650,000. Compensatory damages against Mr. and Mrs. Hieronymus have been reduced to $762,000 but the punitive damage award against them in the amount of $150,000 remains unchanged. Of the total compensatory damages of $1.1 million awarded to us, $762,000 represents compensation for lost profits. We can only collect such damages from one of the defendants to avoid a double recovery. Defendants appealed the judgment against them.  On March 5, 2007, the Appellate Court entered its ruling affirming the judgment of the lower court in our favor. The rights to the judgments in this matter have now been assigned to a third party collection entity for them to pursue.  The assignment provides we are to receive forty percent of what ever is collected after they deduct their reasonable out-of-pocket collection costs.  We have not recorded an estimated gain contingency, as we can give no assurances whether we will be able to collect any award from the defendants.

Other.  We are involved in various other legal proceedings arising in the ordinary course of business. We do not believe that any of those proceedings will have a material adverse effect on our business, results of operations, and financial condition.

6. Stockholders' Equity

Stock-Based Compensation

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

The aggregate intrinsic value represents the difference between the closing price of our common stock on November 2, 2008, which was $2.36, and the exercise price, multiplied by the number of in-the-money stock options as of the same date. This represents the amount that would have been received by the stock option holders if they had all exercised their stock options on November 2, 2008. In future periods, this amount will change depending on fluctuations in our stock price. The aggregate intrinsic value of the options outstanding at November 2, 2008 was $0, as all options are currently not in-the-money.  For those options that were exercisable, the aggregate intrinsic value at November 2, 2008 was $0. During the 53 weeks ended November 2, 2008, years ended October 31, 2007, and 2006, the aggregate intrinsic value of options exercised under our stock option plans were $0.5 million, $0.6 million, and $1.8 million, respectively, determined as of the date of option exercise.

As of November 2, 2008, options to purchase 612,150 shares of common stock were outstanding at exercise prices ranging from $2.85 to $11.46 per share under the 1997 Plan. In addition, as of November 2, 2008, 844,691 shares of common stock were available for future grants under the 1997 Plan.

A summary of the activity under the stock option plan and related information is presented below:

	53 Weeks Ended November 2,		Year ended October 31,
	2008		2007		2006
	Number of Shares (Options)	Weighted-Average Exercise Price	Number of Shares (Options)	Weighted- Average Exercise Price	Number of Shares (Options)	Weighted- Average Exercise Price
Balance at beginning of year	721,550	$4.38	847,735	$3.93	1,410,900	$3.63
Options:
Granted	—	$0.00	300,000	$10.44	150,000	$6.92
Forfeited	(76,900)	$7.52	(325,000)	$9.09	(82,166)	$3.81
Exercised	(32,500)	$3.65	(101,185)	$3.46	(630,999)	$3.99
Balance at end of year	612,150	$4.02	721,550	$4.38	847,735	$3.93
Exercisable at end of year	562,150	$3.36	621,550	$3.39	722,735	$3.40
Weighted average grant-date fair value of options granted during the year		$0.00		$6.88		$4.17

As of November 2, 2008, the total compensation cost related to unvested stock-based awards granted to employees under the Company’s stock option plans but not yet recognized was $212,400. This cost will be amortized for fiscal years 2009, 2010, and 2011 at $93,500, $93,500, and $25,400, respectively, and will be adjusted for subsequent changes in estimated forfeitures.

The following table summarizes information regarding stock options outstanding and exercisable as of November 2, 2008:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted- Average Remaining Contractual Life (in years)	Weighted- Average Exercise Price	Number Exercisable	Weighted- Average Remaining Contractual Life (in years)	Weighted- Average Exercise Price
$2.85 - $2.97	313,500	6.58	$2.87	313,500	6.58	$2.87
$3.10 - $3.19	75,000	6.58	$3.13	75,000	6.58	$3.13
$3.46 - $3.63	56,650	5.84	$3.52	56,650	5.84	$3.52
$3.89 - $4.29	62,000	4.54	$4.05	62,000	4.54	$4.05
$4.62 - $6.54	55,000	5.69	$5.50	55,000	5.69	$5.50
$11.46	50,000	8.27	$11.46	—	—	$—
	612,150	6.36	$4.02	562,150	6.19	$3.36

During the 53 weeks ended November 2, 2008, we granted 162,000 restricted shares to various employees that vest over a three-year period. The shares were valued at market on the grant date. The awards will be amortized on a straight-line basis over the term of the grants. We recognized expense for the 53 weeks ended November 2, 2008, of $139,000 and a related tax benefit of $47,000 for a net cost of $92,000. As of November 2, 2008, the compensation related to unvested restricted stock awards granted to employees under our stock option plan but not yet recognized was $607,000. The cost will be adjusted for subsequent changes in estimated forfeitures.

For the 53 weeks ending November 2, 2008, there were no new stock options granted.

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

7.	Income Taxes

The income tax provision (benefit) recorded in the consolidated statement of operations consists of the following (in thousands):

	53 Weeks Ended November 2,	Year Ended October 31,
	2008	2007	2006
Current:
Federal	$(1,046)	$2,587	$2,947
State	135	378	365
Foreign	208	387	345
	(703)	3,352	3,657
Deferred:
Federal	(2,948)	(500)	(576)
State	(676)	(130)	16
Foreign	(84)	(55)	(136)
	(3,708)	(685)	(696)
Income tax provision (benefit)	$(4,411)	$2,667	$2,961

The significant components of the Company's deferred income tax assets and liabilities as of November 2, 2008 and October 31, 2007 are as follows (in thousands):

	November 2, 2008
	Current	Non-Current
Deferred income tax assets:
Amortization of intangible assets	$—	$3,904
Allowance for doubtful accounts	418	—
Reserve for obsolete terminals	—	82
Loss contingencies	1,478	—
Accrued vacation	177	—
Stock option expense	43	63
Royalties	(37)	—
Foreign tax credit carryforward	—	34
Value of credit swap derivative	—	248
Fair market value write-down on investments	—	1,289
Loss carryforwards	111	12
Total deferred income tax assets	2,190	5,632
Valuation allowance	(365)	(924)
Deferred income tax assets, net:	1,825	4,708

Deferred income tax liability:
Depreciation	—	(170)
Net deferred income tax asset (liability):	$1,825	$4,538

	October 31, 2007
	Current	Non-Current
Deferred income tax assets:
Amortization of intangible assets	$—	$499
Allowance for doubtful accounts	947	—
Reserve for obsolete terminals	—	54
Loss contingencies	1,447	—
Accrued vacation	172	—
Stock option expense	45	—
Deferred revenue	40	—
Foreign tax credit carryforward	—	36
Loss carryforwards	—	13
Total deferred income tax assets	2,651	602
Deferred income tax liability:
Depreciation	—	(600)
Net deferred income tax asset (liability)	$2,651	$2

The differences between the Company's provision for (benefit from) income taxes as presented in the accompanying consolidated statements of operations and provision for (benefit from) income taxes computed at the federal statutory rate of 34% was as follows:

	53 Weeks Ended November 2,		Year ended October 31,
	2008		2007	2006
Income tax provision (benefit) at the statutory rate	(34.0	) %	34.0%	34.0%
State income taxes, net	(4.9)		3.1	3.4
Meals and entertainment	0.3		0.6	0.7
Non deductible lobbying expenses	0.1		0.1	0.4
State minimum/capital taxes	0.4		—	—
Change in valuation allowance	8.1		—	—
Other, net	1.7		(1.5)	1.8
Income tax provision (benefit) at its effective rate	(28.3	) %	36.3%	40.3%

At November 2, 2008, the Company had net operating loss carryforwards for state income tax purposes of approximately $2.4 million. The entire amount of the net operating loss carryforwards are subject to limitations under Section 382 of the Internal Revenue Code (“Section 382”). Section 382 limits the amount of carryforwards available per year for use against future taxable income. The Company will be carrying the federal net operating loss back and there is sufficient prior year taxable income to fully absorb the loss and yield a full benefit in the form of refund, therefore the net operating loss carry forward of $2.4 million pertains to states only. The state carryforwards are expected to be fully utilized before they expire, which generally occurs within 5 to 20 years.

The valuation allowance pertains to the deferred tax asset resulting from the auction rate security write-down of $3.3 million. When that loss is recognized for tax purposes, it will be a capital loss available only to offset capital gains, and the Company does not expect to be able to utilize it during the five year carry forward period.  However, according to SFAS 109, our valuation allowance has been classified as current or noncurrent based on the percentages of current and noncurrent deferred tax assets to total deferred tax assets.

FIN 48
In fiscal 2008, the Company adopted FIN No. 48, Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109, which creates a single model to address uncertainty in income tax positions and prescribes the minimum recognition threshold a taxation is required to meet before being recognized in the financial statements.  FIN No. 48 also provides guidance on the derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure, and transition.  The 2008 fiscal year is the first year the Company is required to adopt FIN No. 48 as it became effective after the beginning of an entity’s first fiscal year that begins after December 15, 2006.  The impact of FIN No. 48 on the Company’s financial position, cash flows and results of operations is not material, therefore during fiscal 2008, the Company did not book any interest or penalties related to unrecognized tax positions.

The Company files numerous consolidated and separate income tax returns in the United States and in many state and foreign jurisdictions. With few exceptions, the Company is no longer subject to United States federal income tax examinations for years before 2004, and is no longer subject to state and local, or foreign income tax examinations for years before 2003.

8. Short-Term Investments

The following table presents the estimated fair value breakdown of investment by category (in thousands):

	November 2,	October 31,
	2008	2007
Corporate securities	$—	$1,300
Auction rate securities	—	6,463
Total short-term investments	$—	$7,763

 In prior periods, we classified the amount invested in ARS as marketable securities in the current assets listed on the balance sheet.  Given the failed auctions, our ARS are illiquid until there is a successful auction for them.  Accordingly, in fiscal 2008 we reclassified the entire balance of the ARS from short-term to non-current investments.

9. Accrued Severance

The Company has incurred expenses connected with severance agreements. These amounts are recorded in accrued payroll. During the 53 weeks ended November 2, 2008, the total severance expense was $192,255 recorded in sales, service, operations, general and administrative expenses.  As of November 2, 2008, $134,535 of severance expense had been paid, with $58,235 remaining as an outstanding balance which will be paid in the first quarter of 2009. In fiscal 2007, total severance expenses of $111,000 were recorded in sales, general and administrative expenses.

Accrued severance consisted of the following as of November 2, 2008, and October 31, 2007 (in thousands):

	November 2,	October 31,
	2008	2007
Beginning balance	$—	$44
Severance expenses	192	111
Less severance paid	(134)	(155)
Ending balance	$58	$—

10. Other Accrued Liabilities

Other accrued liabilities consist of (in thousands):

	November 2,	October 31,
	2008	2007
Accrued professional fees	$153	$176
Accrued distributor commissions	582	401
Accrued property tax	117	145
Other	433	741
	$1,285	$1,463

11. Net Income per Share

A reconciliation of the shares used in the basic and fully diluted net income per share calculations follows (in thousands):

	53 Weeks Ended November 2,	Year ended October 31,
	2008	2007	2006
Basic weighted average shares outstanding	12,190	12,566	12,181
Effect of dilutive securities:
Stock options	279	425	576
Diluted	12,469	12,991	12,757

Employee stock options to purchase approximately 50,000, 100,000, and 125,000, shares during the 53 weeks ended November 2, 2008, in fiscal years ending October 31, 2007, and 2006, respectively, were outstanding, but were not included in the computation of diluted earnings per share because the effect would have been anti-dilutive.

12. Valuation and Qualifying Accounts (in thousands)

Description	Balance at Beginning of Period	Additions Charged to Costs and Expenses	Net Deductions (Write-offs, Net of Collections)	Balance at End of Period
Allowance for accounts receivable
Year ended October 31, 2006:
Allowance	$2,374	$277	$(421)	$2,230
Year ended October 31, 2007:
Allowance	$2,230	$561	$(362)	$2,429
Year ended November 2, 2008:
Allowance	$2,429	$563	$(1,775)	$1,217

The balance of the allowance for accounts receivable for fiscal years ended 2007, and 2006 included a combined allowance of $1.6 million for Trend Gaming Systems, LLC and Trend Gaming, LLC consisting of the entire accounts receivable balance related to these companies; this balance was written off during the 53 weeks ending November 2, 2008.  For additional information, see Note 5 “Commitments and Contingencies – Litigation” contained herein.

Description	Balance at Beginning of Period	Additions Charged to Costs and Expenses	Deductions (Disposal of Assets)	Balance at End of Period
Allowance for property and equipment
Year ended October 31, 2006:
Allowance	$2,878	$249	$(2,913)	$214
Year ended October 31, 2007:
Allowance	$214	$38	$(113)	$139
Year ended November 2, 2008:
Allowance	$139	$143	$(62)	$220

13. Agreement to Acquire Assets

On March 28, 2007, we acquired essentially all of the assets of Summit Gaming for $40.9 million in cash. Summit is a leading developer and manufacturer of entertainment driven gaming devices, including primarily VLTs, slot equipment and related software, headquartered in Billings, Montana.

Under the purchase method of accounting, the total purchase price is allocated to Summit’s tangible and intangible assets based on their fair values as of the date of the closing of the acquisition. The Company is in disagreement with the seller regarding approximately $1.0 million of the purchase price regarding the total working capital at the date of closing.  The Company is working with the seller to settle this matter through arbitration.  The purchase price may change based on the outcome of the arbitration.  The purchase price, including the disputed working capital, has been allocated as described below.

The total purchase price is as follows (in thousands):
Cash paid for Summit	$39,745
Direct transaction costs	1,115
Total cash purchase price	$40,860

The preliminary purchase price includes approximately $1.0 million in working capital that is in dispute. The dispute is being arbitrated and should be resolved in fiscal year 2009. The allocation of the preliminary purchase price and estimated useful lives and first year amortization associated with certain assets is as follows (in thousands):

Accounts receivable	$2,645
Prepaid expenses and other assets	211
Inventory	3,312
Property plant and equipment	1,598
Identifiable depreciable intangibles assets	7,720
Trade name	1,600
Goodwill	24,896
Accounts payable and other accrued expenses	(1,122)
Total preliminary purchase price	$40,860

In the above acquisition, the Company acquired various intangible assets listed below:

Acquired Intangible Assets (in thousands):

	November 2, 2008
				Net Fair
	Fair Market	Estimated	Accumulated	Market
	Value	Lives	Amortization	Value
Amortized Intangible Assets
Customer relationships	$3,600	5 years	$1,140	$2,460
Patent application	520	10 years	82	438
Game library	3,600	10 years	570	3,030
Total amortizable intangible assets	$7,720		$1,792	$5,928

Unamortized Intangible Assets
Goodwill	$24,896
Summit trade name	1,600
Total	$26,496

14. Related Party Transactions

On March 28, 2007, the Company acquired essentially all of the assets of Summit.  The Company sold video lottery terminals to Amusement Services, LLC, which was owned by the person who was at the time also President of Summit, a division of the Company. For the fiscal year ended October 31, 2007, $639,364 was sold to Amusement Services, LLC.  As of September, 2007, the President of Summit was no longer employed by the Company, and therefore the sale of boxes to Amusement Services, LLC is no longer considered a related party transaction.

The Company has also purchased equipment from Ceronix, Inc., which is controlled by one of our board members.  For the fiscal year ended October 31, 2007, $4,400 was spent with Ceronix, Inc.  The Company did not purchase any equipment from Ceronix during the 53 weeks ended November 2, 2008.

During the fiscal year ended October 31, 2007, $0.5 million was advanced to a member of the Company’s Board of Directors to repurchase stock on our behalf.  This was accounted for as a related party receivable for financial statement reporting purposes.  During the quarter ended January 31, 2008, the director settled the receivable by delivering the repurchased common stock to the Company.

As of November 2, 2008, there is a balance owing to a member of the board of the Company in the amount of $34,454, net of discount. This relates to covering the individual for medical insurance until the age of retirement.

15. Business Segment Information

Management reviewed the Company’s operating segments in accordance with SFAS 131, Disclosure about Segments of an Enterprise and Related Information. Due to our acquisition of Summit in March 2007, management determined that a new operating segment was appropriate.  The segment discussion outline below represents the adjusted segment structure as determined by management in accordance with SFAS No. 131.

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

Financial information for the two reporting segments is as follows: (in thousands)
	53 Weeks Ended	12 Months Ended
	November 2,	October 31,
	2008	2007 (1)
Net Revenue
Bingo Equipment	$43,964	$47,114
Box Equipment	11,483	11,691
	$55,447	$58,805
Net Cost of Revenue
Bingo Equipment	$19,103	$19,683
Box Equipment	6,262	6,859
	$25,365	$26,542
Net Income/(Loss)
Bingo Equipment	549	$4,510
Box Equipment	(11,712)	161
	$(11,163)	$4,671
Depreciation and Amortization
Bingo Equipment	$8,822	$10,743
Box Equipment	1,286	801
	$10,108	$11,544
Interest Expense
Bingo Equipment	$267	$125
Box Equipment	4,357	2,217
	$4,624	$2,342

	November 2,	October 31,
	2008	2007(1)
Identifiable Assets
Bingo Equipment	$47,088	$60,378
Box Equipment	42,407	33,504
	$89,495	$93,882

1.  Box equipment for fiscal 2007 represents seven months of operations, as the purchase of the segment assets occurred in March 2007.

16. Quarterly Financial Information (Unaudited)

Summarized unaudited quarterly financial information for the 53 weeks ended November 2, 2008 and fiscal year 2007 are noted below (in thousands, except per share amounts):

	53 Weeks Ended November 2, 2008
	First Quarter	Second Quarter (1)	Third Quarter (1)	Fourth Quarter (1,2)
Revenue	$15,184	$13,870	$13,362	$13,031
Gross profit	8,584	7,701	6,547	7,250
Income (loss) from operations	1,800	1,090	(11)	(10,704)
Net income (loss)	$331	$113	$(488)	$(11,119)
Net income (loss) per share:
Basic	$.03	$.01	$(.04)	$(.92)
Diluted	$.03	$.01	$(.04)	$(.92)

	Year ended October 31, 2007
	First Quarter	Second Quarter(3)	Third Quarter(3)	Fourth Quarter(3)
Revenue	$12,016	$13,411	$16,637	$16,741
Gross profit	$7,094	$7,465	$8,590	$9,114
Income (loss) from operations	$1,566	$2,015	$2,537	$2,755
Net income (loss)	$1,072	$1,207	$1,079	$1,313
Net income per share:
Basic	$0.09	$0.10	$0.09	$0.10
Diluted	$0.08	$0.09	$0.08	$0.10

	Year ended October 31, 2006
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter (4)
Revenue	$12,347	$12,533	$12,430	$11,979
Gross profit	$7,695	$7,578	$7,317	$6,770
Income (loss) from operations	$1,308	$1,864	$2,105	$1,721
Net income (loss)	$839	$1,186	$1,322	$1,036
Net income per share:
Basic	$0.07	$0.10	$0.11	$0.08
Diluted	$0.07	$0.09	$0.10	$0.08

1.
Results for our second, third and fourth quarters of 2008 reflect impairment charges of $1.0 million, $0.1 million and $2.2 million, respectively, related to our investments in auction rate securities.

2.	Results for our fourth quarter of 2008 reflect the impairment charge related to goodwill of $10.8 million associated with our acquisition of Summit.
3.	Results for the second, third, and fourth quarters of fiscal 2007 reflect the acquisition of the assets of Summit.
4.
During the fourth quarter ended October 31, 2006, $285,000 was credited to general and administrative expenses in the Statement of Operations due to the adjustment in accrued bonus liability as the fourth quarter results did not meet the criteria as established in the Board approved bonus plan.