Form 10-Q
period 2009-02-01
GAMETECH INTERNATIONAL INC
filed 2009-03-06
CIK 1045014

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the 13 weeks ended February 1, 2009

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________ to____________

Commission File Number 000-23401

GAMETECH INTERNATIONAL, INC.
(Exact name of registrant as specified in its charter)

DELAWARE	33-0612983
(State or other jurisdiction	(I.R.S. Employer Identification No.)
of incorporation or organization)

8850 DOUBLE DIAMOND PKWY, RENO, NEVADA	89521
(Address of principal executive offices)	(Zip code)

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
Large accelerated filer ☐	Accelerated filer ☑
Non-accelerated filer ☐	Smaller reporting company☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

On March 5, 2009, the registrant had 11,706,269 outstanding shares of its Common Stock, par value $0.001 per share.

GAMETECH INTERNATIONAL, INC.
QUARTERLY REPORT ON FORM 10-Q
FOR THE 13 WEEKS ENDED FEBRUARY 1, 2009

PART 1.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

GAMETECH INTERNATIONAL, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except shares and per share amounts)

	February 1, 2009	November 2, 2008
	(Unaudited)	(Note 1)
ASSETS:
Current assets:
Cash and cash equivalents	$5,571	$6,076
Accounts receivable, net of allowances of $1,414 in 2009 and $1,217 in 2008	6,556	6,303
Inventory	8,466	8,976
Deposits	43	42
Prepaid expenses and other current assets	851	912
Prepaid income taxes	2,029	1,634
Current portion of notes receivable	90	119
Deferred income taxes	1,820	1,825
Total current assets	25,426	25,887

Property, bingo equipment, furniture and other equipment, net	23,416	22,884
Goodwill, net	25,900	25,900
Intangibles, less accumulated amortization of $6,527 in 2009 and $6,197 in 2008	5,973	6,302
Restricted cash	1,523	3,158
Notes receivable, net of current portion	-	1
Deferred income taxes, long term	4,580	4,539
Debt acquisition costs, net	257	258
Investments	566	566
Total assets	$87,641	$89,495
LIABILITIES AND STOCKHOLDERS’ EQUITY:
Current liabilities:
Accounts payable	$1,130	$2,278
Accrued payroll and related obligations	967	1,168
Accrued loss contingencies	4,022	4,022
Current portion of long-term debt	4,516	4,509
Deferred revenue	3,681	3,502
Other accrued liabilities	1,299	1,285
Total current liabilities	15,615	16,764

Long-term debt, net of current portion	31,501	32,652
Interest rate swap	1,699	668
Deferred income taxes	1	1
Total liabilities	$48,816	$50,085

Stockholders’ equity:
Common stock, $0.001 par value: 40,000,000 shares authorized; 14,480,537 shares issued	$14	$14
Additional paid in capital	51,659	51,561
Retained earnings (deficit)	(139)	543
Treasury stock, at cost, 2,774,268 shares in 2009 and 2,781,283 shares in 2008	(12,709)	(12,708)
Total stockholders’ equity	38,825	39,410
Total liabilities and stockholders’ equity	$87,641	$89,495

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

GAMETECH INTERNATIONAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

	13 Weeks Ended	Three Months Ended
	February 1, 2009	January 31, 2008
Net revenue	$12,706	$15,184
Cost of revenue	5,468	6,600
Gross profit	7,238	8,584
Operating expenses:
General and administrative	2,826	2,758
Sales and marketing	2,637	2,537
Research and development	1,391	1,489
Total operating expenses	6,854	6,784
Income from operations	384	1,800
Interest expense	(1,520)	(714)
Impairment of investments	-	(691)
Other income, net	54	123
Income (loss) before income taxes	(1,082)	518
Provision (benefit) for income taxes	(399)	187
Net income (loss)	$(683)	$331

Net income (loss) per share:
Basic	$(0.06)	$0.03
Diluted	$(0.06)	$0.03

Shares used in calculating net income (loss) per share:
Basic	11,691	12,426
Diluted	11,691	12,677

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

GAMETECH INTERNATIONAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, In thousands)

	13 Weeks Ended	Three Months Ended
	February 1, 2009	January 31, 2008
Cash flows from operating activities:
Net income (loss)	$(683)	$331
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	2,209	2,691
Obsolescence and loss on disposal of bingo terminals and related equipment	-	150
Gain on disposal of furniture and other equipment	-	(6)
Loss on investment impairment	-	691
Stock compensation expense	98	52
Deferred income taxes	(36)	50
Amortization of debt acquisition costs	13	-
Interest rate swap	1,031	-
Interest on investments	-	(108)
Interest on restricted cash	(2)	(4)
Other changes in operating assets and liabilities:
Accounts receivable, net	(253)	2,140
Deposits	(1)	-
Inventory	510	68
Prepaid taxes	(395)	(91)
Prepaid expenses and other current assets	61	(42)
Notes receivable	29	32
Accounts payable	103	(900)
Accrued payroll and related obligations	(201)	88
Deferred revenues	179	-
Other accrued liabilities	14	(683)
Net cash provided by operating activities	2,676	4,459
Cash flows from investing activities:
Proceeds from sale of short-term investments	-	3,513
Restricted cash for capital expenditures	1,635	-
Capital expenditures for property, bingo equipment, furniture, and other equipment	(3,671)	(1,066)
Net cash provided by (used in) investing activities	(2,036)	2,447
Cash flows from financing activities:
Payments on long-term debt	(1,144)	(1,107)
Repurchase of treasury stock	(1)	(1,797)
Net cash (used in) financing activities	(1,145)	(2,904)
Net increase (decrease) in cash and cash equivalents	(505)	4,002
Cash and cash equivalents at beginning of period	6,076	3,630
Cash and cash equivalents at end of period	$5,571	$7,632

Supplemental cash flow information:
Cash paid during the period for:
Interest	$625	$724
Income taxes	$30	$228
Non-cash investing and financing activities:
Acquisition of assets included in accounts payable	$730	$114
Settlement of related party receivable in the company's common stock	$-	$500
Issuance of receivable for asset disposal	$-	$7
Issuance of note payable for insurance	$-	$130

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

GAMETECH INTERNATIONAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTES TO FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements and related disclosures as of February 1, 2009, have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) applicable to interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In our opinion, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of our financial position and interim results have been included. Operating results for the 13 weeks ended February 1, 2009, are not necessarily indicative of the results that may be expected for the current fiscal year or any other period.

The balance sheet at November 2, 2008, has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by GAAP for complete financial statements. These condensed unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes, as well as other information included in our Annual Report on Form 10-K for the 53 weeks ended November 2, 2008, and any other of our filings with the Securities and Exchange Commission.

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

2. SIGNIFICANT ACCOUNTING POLICIES

INVESTMENTS

Our long-term investments consist of principal invested in auction rate securities (ARS). The ARS held are private placement securities with long-term nominal maturities with the interest rates reset through a Dutch auction each month. The monthly auctions historically have provided a liquid market for these securities. Our investments in ARS represent interests in collateralized debt obligations supported by pools of residential and commercial mortgages, credit cards, insurance securitizations, and other structured credits, including corporate bonds. Some of the underlying collateral for the ARS held consists of sub-prime mortgages.

Consistent with our investment policy guidelines, the ARS investments held had AAA/Aaa credit ratings at the time of purchase. With the liquidity issues experienced in global credit and capital markets, the ARS held by us have experienced multiple failed auctions as the amount of securities submitted for sale exceeded the amount of purchase orders.

In prior periods, we classified the amount invested in ARS as marketable securities in the current assets listed on the balance sheet. Given the failed auctions, our ARS are illiquid until there is a successful auction for them. Accordingly, we reclassified the entire balance of the ARS from short-term to long-term investments in the first quarter of the 53 weeks ended November 2, 2008.

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

Bingo Equipment

Revenue is recognized for bingo terminals and bingo systems installed as a single element placed in bingo halls under contracts based on (1) a fixed fee per use per session; (2) a fixed weekly fee per terminal; or (3) a percentage of the revenue generated by each terminal. Revenue recognition is a key component of our results of operations, and determines the timing of certain expenses, such as commissions. We recognize revenue when all of the following factors exist: (a) evidence of an arrangement with the customer; (b) play or availability of the bingo terminals; (c) a fixed or determinable fee; and (d) collectability is reasonably assured. We exercise judgment in assessing the credit worthiness of customers to determine whether collectability is reasonably assured. Should changes in conditions cause us to determine these factors are not met for future transactions, revenue recognized for future reporting periods could be adversely affected.

Box Equipment

Our product sales revenues are generated from the sale of video lottery terminals (“VLT’s”), conversion kits, content fees, license fees, participation fees, equipment, and services. Revenues are recorded in accordance with the American Institute of Certified Public Accountants (“AICPA”) Statement of Position (“SOP”) No 97-2 Software Revenue Recognition and are reported net of discounts, sales taxes and other taxes of a similar nature. Revenues related to contracted production are recognized as the related work is delivered. We recognize license fee revenues over the term of the associated agreement unless the fee is in exchange for products delivered or services performed that represent the culmination of a separate earnings process. Amounts received prior to completing the earnings process are deferred until revenue recognition criteria are met. In some instances, we recognize recurring participation revenue in lieu of a one-time machine sale.  Our sales credit terms are predominately 30 days. In certain limited circumstances, we may extend credit terms up to 180 days.

CONCENTRATION OF CREDIT RISKS

Financial instruments, which potentially subject us to concentration of credit risk, consist primarily of cash and cash equivalents, investments, restricted short-term investments, and trade receivables. Cash equivalents, investments, and restricted short-term investments are investment-grade, short-term debt instruments, consisting of treasury bills, mortgage-backed securities, asset-backed commercial paper, unsecured corporate notes, and money market accounts, all of which are maintained with high credit quality financial institutions. Cash and cash equivalents are in excess of Federal Deposit Insurance Corporation insurance limits.

No single customer comprised more than ten percent of our total revenue during fiscal years 2008, 2007 and 2006.   We conduct a substantial amount of its business through distributor relationships, many of which act as a collection agent.  As of February 1, 2009, there was one distributor that represented 15% of the consolidated accounts receivable balance with sales during the quarter representing 74% of the box sales and 15% of overall sales.

DEFERRED REVENUE

Deferred revenue consists of amounts received or billed after product is delivered or services are rendered, but prior to meeting all of the requirements for revenue recognition.  Complex systems and/or multiple element contracts may take several months to complete and our deferred revenues may increase as our products evolve toward a more systems-centric environment.  Deferred revenue totaled $3.7 million at February 1, 2009 as compared to $3.5 million at November 2, 2008, and primarily represents amounts received for future deliverables.

ACCOUNTS RECEIVABLE AND ALLOWANCE FOR DOUBTFUL ACCOUNTS

Accounts receivable are recorded when revenue is recognized in accordance with our revenue recognition policy and represent claims against third parties that will be settled in cash. The carrying value of our receivables, net of allowances, represents our estimated net realizable value. The balance of accounts receivable as of February 1, 2009 is $8.0 million with an allowance for doubtful accounts totaling $1.4 million, for net accounts receivable of $6.6 million.

Bingo Equipment

We estimate the possible losses resulting from non-payment of outstanding accounts receivable arising from the lease of our bingo units. Our customer base consists primarily of entities operating in charitable, Native American, and commercial bingo halls located throughout United States, Canada, Mexico, and the United Kingdom. In some jurisdictions, the billing and collection function is performed as part of a distributor relationship, and in those instances, we maintain allowances for possible losses resulting from non-payment by both the customer and distributor. We perform ongoing evaluations of our customers and distributors for credit worthiness, economic trends, changes in our customer payment terms, and historical collection experience when evaluating the adequacy of our allowance for doubtful accounts. We also reserve a percentage of our accounts receivable based on aging categories. In determining these percentages, we review historical write-offs of our receivables, payment trends, and other available information. While such estimates have been within our expectations and the provisions established, a change in financial condition of specific customers or in overall trends experienced may result in future adjustments of our estimates of recoverability of our receivables.

Box Equipment

We estimate the possible losses resulting from non-payment of outstanding accounts receivable arising from the sale of video lottery terminals and related equipment. Our customer base consists of casinos located in various states, distributors in Louisiana and Oklahoma, and Native American territories. We perform ongoing evaluations of our customers and distributors for credit worthiness, economic trends, changes in our customer payment terms, and historical collection experience when evaluating the adequacy of our allowance for doubtful accounts.

INVENTORIES

Inventories are stated at the lower of cost or market. Our raw materials are valued using the first-in, first-out method and our finished goods are valued using average costing that approximates the first-in, first-out method. Management periodically reviews inventory balances, using recent and future expected sales to identify slow-moving or obsolete items. Inventories consist of the following at February 1, 2009 (in thousands):

February 1, 2009
Raw Materials	$2,698
Work in Progress	4,480
Finished Goods	1,288
$8,466

PROPERTY, BINGO EQUIPMENT, FURNITURE AND OTHER EQUIPMENT

Bingo equipment includes portable and fixed-base player terminals, file servers, caller units, point-of-sale units, and other support equipment. We record bingo equipment, furniture, and other equipment at cost and depreciate these over the estimated useful lives of the assets using the straight-line method. The estimated useful lives are as follows:

Bingo equipment	3-5 years
Office furniture and equipment	3-7 years
Leasehold improvements	Remaining Life of Lease
Building	39 ½ years

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

On August 22, 2008, we purchased from RKD Holdings, L.L.C. certain real property in southwest Reno, Nevada for an aggregate purchase price of $7.2 million. The real property includes an approximately 100,000 square foot building that will be used as our new headquarters. We will invest approximately $2.7 million in additional improvements to the interior of the building to add office space, and provide for the manufacturing and assembly needs of bingo, VLT and slot equipment. The purchase price of the building and related improvements are being funded by proceeds from the New Credit Facility, of which $2.7 million was held in a construction control cash account with U.S. Bank N.A.  At February 1,2009, the remaining balance of $1.0 million is reflected as restricted cash in our Long-Term Asset section of the Consolidated Balance Sheet.  The New Credit Facility provides for the release of the funds to cover payments for the construction of the additional improvements. Any funds remaining in the construction control account will be returned to us upon satisfactory completion of the building improvements. We have relocated to our new corporate headquarters as of the beginning of the second quarter and we expect to complete all building improvements by the end of the second fiscal quarter in 2009.

SOFTWARE DEVELOPMENT CAPITALIZATION

We capitalize costs related to the development of certain software products that meet the criteria of Statement of Financial Accounting Standards (“SFAS”) No. 86 - Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed. SFAS No. 86 provides for the capitalization of computer software that is to be used as an integral part of a product or process to be sold or leased, after technological feasibility has been established for the software and all research and development activities for the other components of the product or process have been completed. We capitalize qualified costs of software developed for new products and for significant enhancements to existing products. We cease capitalizing costs when the product is available for general release to our customers. We amortize the costs on a straight-line method over the estimated economic life of the product beginning when the product becomes available for general release. The achievement of technological feasibility and the estimate of the product’s economic life require management’s judgment. Any changes in key assumptions, market conditions, or other circumstances could result in an impairment of the capitalized asset and a charge to our operating results.

GOODWILL

We account for goodwill and intangibles according to SFAS No. 142, Goodwill and Other Intangible Assets. This rule provides that goodwill should not be amortized but instead should be tested for impairment annually and whenever circumstances indicate that the carrying value may not be recoverable.  Depending upon the results of that measurement, the recorded goodwill may be written down and charged to income from operations when its carrying amount exceeds its estimated fair value. Amortization is still required for identifiable intangible assets with finite lives.

Our evaluation of the goodwill of our operations consists of two reporting units, box and bingo. Goodwill of a reporting unit must be tested for impairment on at least an annual basis.  We conduct our annual goodwill impairment analysis during the fourth quarter of each fiscal year, measured as of July 31, using an outside third party.  In addition to our annual review, we assess the impairment of goodwill whenever events or changes in circumstances indicate that the carrying value may be greater than fair value.  Factors that we consider important that could trigger an impairment review include significant underperformance relative to historical or projected future operating results, significant changes in the manner of the use of our assets or the strategy for our overall business and significant negative industry or economic trends.

We do not believe a triggering event requiring us to conduct an interim impairment test has occurred as of February 1, 2009.  We performed our annual impairment test in the fourth quarter of fiscal 2008, which resulted in an impairment charge.  The recent drop in our stock price, while consistent with the overall market and its industry, has caused our market capitalization to be significantly below book value.  If this condition continues it could imply that our goodwill may not be recoverable, thereby requiring an interim impairment test that may result in a non-cash write-down of this asset, which could have a material adverse impact on our consolidated financial statements.

IMPAIRMENT OF LONG-LIVED ASSETS

We review long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets.  Recoverability of long-lived assets are measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset, undiscounted and without interest.  If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets.

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

For the 13 weeks ended February 1, 2009 we recognized stock-based compensation expense for stock options and restricted stock of $92,306 and a related tax benefit of $34,430 for a net cost of $57,876.  For the three-month period ended January 31, 2008, we recognized stock-based compensation expense of $51,297 and a related tax benefit of $18,518 for a net cost of $32,779. For the 13 weeks ended February 1, 2009 and the three-month period ended January 31, 2008, there was no material effect to either basic and diluted earnings per share as a result of recognizing the share-based compensation expense, net of tax.

As of February 1, 2009, the total compensation cost related to unvested stock option awards granted to employees under our stock option plans but not recognized was $299,252. The cost of each award will be amortized on a straight-line basis over its term, which range from two to four years, and will be adjusted for subsequent changes in estimated forfeitures.  As of February 1, 2009, the compensation related to unvested restricted stock awards granted to employees under our stock option plan, but not yet recognized, was $498,229. The cost will be adjusted for subsequent changes in estimated forfeitures.

During the 13 weeks ended February 1, 2009, we granted 150,000 stock options but did not grant any new restricted stock.  For the three-month period ended January 31, 2008, no stock options or restricted stock was granted.

RECENT ACCOUNTING PRONOUNCEMENTS

In February 2007, the FASB issued SFAS No. 159, Fair Value Option for Financial Assets and Financial Liabilities. SFAS No. 159 permits companies to elect to measure eligible financial instruments, commitments and certain arrangements at fair value at specified election dates, with changes in fair value recognized in earnings at each subsequent reporting period. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. We have adopted SFAS No. 159 as of the beginning of the current fiscal year and the impact was immaterial on our financial position, results of operation, and cash flow.

In December 2007, the FASB issued SFAS No. 141(R), Business Combinations, and SFAS No. 160, Accounting and Reporting of Non-Controlling Interest in Consolidated Financial Statements, an Amendment of ARB No. 51. These new standards will significantly change the financial accounting and reporting of business combination transactions and non-controlling (or minority) interests in consolidated financial statements. We will be required to adopt SFAS No. 141(R) and SFAS No. 160 on or after fiscal years beginning December 15, 2008. We are evaluating the impact, if any, that the adoption of SFAS 141(R) and SAS No. 160 will have on our consolidated financials.  This adoption will be effective the first fiscal quarter of 2010.

In December 2007, the Securities and Exchange Commission issued Staff Accounting Bulletin  (“SAB") No. 110 to permit entities, under certain circumstances, to continue to use the “simplified” method, in developing estimates of expected term of “plain-vanilla” share options in accordance with SFAS No. 123 (R) Share-Based Payment. SAB No. 110 amended SAB No. 107 to permit the use of the “simplified” method beyond December 31, 2007. We continue to use the “simplified” method and will do so until more detailed relevant information about exercise behavior becomes readily available.

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

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities. The new standard is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable better understanding of the effects on financial position, financial performance, and cash flows. The effective date is for fiscal years and interim periods beginning after November 15, 2008. We have early adopted SFAS No. 161 as of the beginning of this fiscal year and the impact on disclosure is immaterial.

In April 2008, the FASB issued Staff Position No. FAS 142-3 which amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FASB Statement No. 142, “Goodwill and Other Intangible Assets.” The intent of this FSP is to improve the consistency between the useful life of a recognized intangible asset under Statement 142 and the period of expected cash flows used to measure the fair value of the asset under FASB Statement No. 141 (revised 2007), Business Combinations, and other U.S. generally accepted accounting principles (GAAP). We are in the process of evaluating the effect of FAS No. 142-3 on our consolidated financial statements.

In May 2008, the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles. This Statement identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (GAAP) in the United States. The FASB believes that the GAAP hierarchy should be directed to entities because it is the entity (not its auditor) that is responsible for selecting accounting principles for financial statements that are presented in conformity with GAAP. The FASB does not believe this Statement will result in a change in current practice. SFAS 162 is effective November 15, 2008. We have adopted SFAS No. 162 as of the beginning of the current fiscal year and the impact was immaterial on our financial position, results of operation, and cash flow.

3. INVESTMENTS

Long-term investments at February 1, 2009 consisted of $3.9 million of principal invested in auction rate securities (ARS). The ARS held are private placement securities with long-term nominal maturities with the interest rates reset through a Dutch auction each month. The monthly auctions historically have provided a liquid market for these securities. Our investments in ARS represent interests in collateralized debt obligations supported by pools of residential and commercial mortgages, credit cards, insurance securitizations, and other structured credits, including corporate bonds. Some of the underlying collateral for the ARS we hold consists of sub-prime mortgages.

Consistent with our investment policy guidelines, the ARS investments held had AAA/Aaa credit ratings at the time of purchase. With the liquidity issues experienced in global credit and capital markets, the ARS held by us at February 1, 2009 have experienced multiple failed auctions as the amount of securities submitted for sale exceeded the amount of purchase orders.

Although six of the eight ARS continue to pay interest according to their stated terms, based on the fair value of the investments and an analysis of other-than-temporary impairment factors, we recorded a pre-tax impairment charge of approximately $3.3 million for the 53 weeks ended November 2, 2008.  We did not record any additional pre-tax impairment charge for the 13 weeks ended February 1, 2009. The current value of the ARS as of February 1, 2009 is $0.6 million.

4. GOODWILL AND INTANGIBLES

In fiscal 2007, we acquired the assets of Summit Gaming and added $26.5 million to goodwill, which included trade names of $1.6 million. In addition, we acquired $7.7 million in identifiable intangible assets which will be amortized over 5 to 10 years. We conduct our annual goodwill impairment analysis during the fourth quarter of each fiscal year, measured as of July 31, using an outside third party.  We assessed the value of our goodwill as of July 31 of 2006 and 2007 (our annual review date) and concluded that goodwill was not impaired.  We performed our 2008 annual impairment testing of goodwill and intangibles as of July 31, 2008. Based on a combination of factors, including the current economic environment, decreased revenues and increased costs, we recorded a non-cash goodwill impairment associated with our acquisition of Summit of $10.8 million in the fourth quarter of fiscal 2008. The annual evaluation of goodwill and other non-amortizing intangible assets requires the use of estimates about future operating results of each reporting unit to determine their estimated fair value.  Changes in forecasted operations can materially affect these estimates.  Once an impairment of goodwill or other intangible assets has been recorded, it cannot be reversed.

Intangible assets consisted of the following as of February 1, 2009 (dollars in thousands):
	Stated Value	Accumulated Amortization	Net Carrying Value	Weighted Average Amortization Period (in years)
Intellectual property (software)	$4,173	$(4,132)	$41	0.5
Copyrights/trademarks	247	(60)	187	10.6
Distributor buyouts	260	(260)	—	—
Summit Gaming identifiable intangible assets:
Customer relationships	3,600	(1,320)	2,280	3.2
Patent applications	620	(95)	525	8.2
Game software library	3,600	(660)	2,940	8.2
	$12,500	$(6,527)	$5,973

Intangible assets consisted of the following as of November 2, 2008 (dollars in thousands):
	Stated Value	Accumulated Amortization	Net Carrying Value	Weighted Average Amortization Period (in years)
Intellectual property (software)	$4,173	$(4,090)	$83	0.7
Copyrights/trademarks	247	(55)	192	10.8
Distributor buyouts	260	(260)	—	—
Summit Gaming identifiable intangible assets:
Customer relationships	3,600	(1,140)	2,460	3.4
Patent applications	620	(82)	538	8.4
Game software library	3,600	(571)	3,029	8.4
	$12,500	$(6,198)	$6,302

Estimated future aggregate amortization expense for intangible assets subject to amortization as of February 1, 2009 is as follows (dollars in thousands):
2009	$899
2010	1,153
2011	1,150
2012	730
2013	430
After 2013	1,511
$5,873

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
 (In thousands, except per share amounts)

	13 Weeks Ended February 1, 2009	Three Months Ended January 31, 2008

Net income (loss), as reported	$(683)	$331
Weighted average number of shares outstanding	11,691	12,426
Incremental shares from the assumed exercise of dilutive stock options	76	251
Dilutive weighted shares	11,767	12,677

Weighted average number of anti-dilutive shares outstanding	774	100

Net income (loss) per share:
Basic	$(0.06)	$0.03
Diluted	$(0.06)	$0.03

6. TREASURY STOCK

On September 4, 2007, the Board of Directors authorized spending up to $5.0 million in a share repurchase program. On September 16, 2008, this program was extended through close of the trading day December 31, 2008.  The actual amount and timing of dollars expended and shares repurchased are subject to business and market conditions and applicable SEC rules.  As of December 31, 2008, we had acquired 918,943 shares at a cost of approximately $4.7 million.  This program is now expired, with no additional shares purchased.

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

On May 16, 2007, the United States Court of Appeals for the Ninth Circuit issued its ruling in our favor upholding each of the items we appealed, reversing the trial court’s rulings and remanding the matter back to the trial court for a new trial. Currently, there is no set date as to when the matter will be returned to the control of the lower court. Additionally, as a result of this decision, the supersedeas bonds we posted prior to filing the appeal were released by the lower court as of August 18, 2007. Upon receipt of the released supersedeas bonds from the court we terminated the supporting insurance policies and had the letters of credit released giving us access to the certificates of deposit, which had served as the cash security for the supersedeas bonds.

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

8. INCOME TAXES

We recorded our income tax benefit at an effective rate of 36.9% for the 13 weeks ended February 1, 2009, compared with 36.1% for the three months ended January 31, 2008. The actual effective tax rate is different from the expected federal rate of 34%, reflecting certain permanent differences between financial accounting and tax accounting, and state and foreign tax provisions.

In fiscal 2008, we adopted FIN No. 48, Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109, which creates a single model to address uncertainty in income tax positions and prescribes the minimum recognition threshold a taxation is required to meet before being recognized in the financial statements.  FIN No. 48 also provides guidance on the derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure, and transition.  The 2008 fiscal year is the first year that we were required to adopt FIN No. 48 as it became effective after the beginning of an entity’s first fiscal year that begins after December 15, 2006.  The impact of FIN No. 48 on our financial position, cash flows and results of operations is not material, therefore during fiscal 2008 and the 13 weeks ended February 1, 2009, we did not book any interest or penalties related to unrecognized tax positions.

We file numerous consolidated and separate income tax returns in the United States and in many state and foreign jurisdictions. With few exceptions, we are no longer subject to United States federal income tax examinations for years before 2004, and are no longer subject to state and local, or foreign income tax examinations for years before 2003.  However, we have been notified by the IRS that they will be examining fiscal year 2007.  At this time, we are not aware of any tax deficiencies.

9. CREDIT AGREEMENT and ACQUISITION OF REAL PROPERTY

Our New Credit Facility, as amended, provides a Senior Secured Revolving Credit Facility (the “Revolver”) of $2.0 million, maturing on August 31, 2010, with monthly interest-only payments due on the last day of each month beginning September 30, 2008. We select the interest rate calculation for each advance under the Revolver from two allowable interest rate calculations. The first allowed interest rate calculation, called the Base Rate, is the higher of the Agent’s prime rate or the Federal Funds rate plus 0.50% (a “Base Rate Loan”). The second allowed interest rate calculation is the 1, 2, 3, 6, or 12-month LIBOR rate plus 2.5%. As of February 1, 2009, there were no outstanding borrowings under the Revolver.

Our New Credit Facility also provided for a Senior Secured Term Credit Facility (the “Term Loan”) of $38.0 million that required monthly interest payments beginning September 30, 2008, and quarterly principal payments of approximately $1.1 million beginning October 31, 2008, until its maturity on August 28, 2013, when the balance will be due in full. The interest rate for the term loan varies based upon the one-month LIBOR rate plus 2.80%. In connection with the Term Loan agreement, we also entered into an interest rate swap agreement with U.S. Bank N. A., which exchanged the variable one-month LIBOR rate of the Term Loan for a fixed LIBOR rate of 3.99% per annum effective August 22, 2008, through the maturity of the Term Loan. As of February 1, 2009, there was $35.8 million outstanding under the Term Loan at an average interest rate of 6.79% and the value of the interest rate swap was ($1.7) million.

Under the New Credit Facility, as amended, we must comply with various financial and non-financial covenants. The financial covenants include a cash flow leverage ratio, fixed charge coverage ratio, working capital requirement and liquidity requirement. The non-financial covenants include restrictions on asset divestitures; liens; transactions with related parties; limitations on additional indebtedness; mergers, acquisitions and consolidations; cash dividends; redemptions of stock (other than the existing stock repurchase program publicly announced on September 4, 2007); and change of control. The New Credit Facility provides for a mandatory prepayment of principal equal to 50% of free cash flow when a collateral shortfall is present, measured on an annual basis beginning October 31, 2009. A collateral shortfall will exist if the outstanding principal balance of the New Credit Facility exceeds the sum of (i) 100% of cash held in a control account, (ii) 80% of accounts receivable, (iii) 50% of net book value of finished goods and raw materials, (iv) 75% of the net book value of land, buildings, and property improvements, and (v) 50% of the net book value of all other fixed assets. Free cash flow is defined as EBITDA as of the fiscal year then ended less the sum of (i) unfinanced capital expenditures, (ii) cash paid interest, (iii) cash paid taxes, (iv) the change in working capital, and (v) debt amortization under New Credit Facility.  On January 28, 2009, we entered into an amendment with both lenders of the New Credit Facility (“Amendment”).  The Amendment waives the fixed charge coverage ratio requirement for the fiscal 2008 year end.  The Amendment also reduces the minimum fixed charge coverage ratio for the first fiscal quarter of 2009, increases the base rate on the Revolver by 0.25%, and increases the LIBOR spread on the Revolver from 2.0% to 2.5%.  At February 1 2009, we were in compliance with all the covenants as amended.

Combined aggregate principal maturities of the New Credit Facility during the next five years and thereafter are as follows (in thousands):
Principal Repayments
2009	$3,354
2010	4,471
2011	4,471
2012	4,471
2013	18,998
$35,765

10. BUSINESS SEGMENT INFORMATION

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

Financial information for our reporting segments is as follows: (in thousands):
	13 Weeks Ended February 1, 2009	Three Months Ended January 31, 2008
Net Revenue
Bingo Equipment	$10,152	$11,068
Box Equipment	2,554	4,116
	$12,706	$15,184
Net Cost of Revenue
Bingo Equipment	$3,876	$4,691
Box Equipment	1,592	1,909
	$5,468	$6,600
Net Income/(Loss)
Bingo Equipment	$766	$281
Box Equipment	(1,449)	50
	$(683)	$331
Depreciation and Amortization
Bingo Equipment	$1,882	$2,371
Box Equipment	327	320
	$2,209	$2,691
Interest Expense
Bingo Equipment	$190	$10
Box Equipment	1,330	704
	$1,520	$714

	February 1, 2009	November 2, 2008
Identifiable Assets
Bingo Equipment	$46,679	$47,088
Box Equipment	40,962	42,407
	$87,641	$89,495

11. RELATED PARTY TRANSACTIONS

As of November 2, 2008, there is a balance owing to a member of the board of the Company in the amount of $34,454, net of discount. As of February 1, 2009, the remaining balance was $30,305. This relates to the coverage of the board member for medical insurance until the age of retirement.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with our unaudited condensed consolidated financial statements and notes thereto included elsewhere in this report, as well as our audited consolidated financial statements for the 53 weeks ended November 2, 2008, contained in our Annual Report on Form 10-K.

This document includes various “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which represent our expectations or beliefs concerning future events. Statements containing expressions such as “believes,” “anticipates,” or “expects,” used in our press releases and periodic reports on Forms 10-K and 10-Q filed with the SEC, are intended to identify forward-looking statements. All forward-looking statements involve risks and uncertainties. Although we believe our expectations are based upon reasonable assumptions within the bounds of our knowledge of our business and operations, there can be no assurances that actual results will not differ materially from expected results. We caution that these and similar statements included in this report are further qualified by important factors that could cause actual results to differ materially from those in the forward-looking statements. Such factors include those discussed under the heading “Risk Factors” in our Annual Report on Form 10-K for the 53 weeks ended November 2, 2008, and in this report. Readers are cautioned not to place undue reliance on forward-looking statements, which speak only as of the date thereof. We undertake no obligation to publicly release any revisions to such forward-looking statements to reflect events or circumstances after the date hereof.

OVERVIEW

We design, develop, and market bingo systems, VLT’s, slot machines and related software, and server-based wireless gaming systems.  VLT’s, slot machines and related software are collectively referred to as “box business”. We entered the box business in March 2007 with our acquisition of Summit Gaming for $40.9 million in cash.

For the first quarter of 2009, our revenue from box business sales equaled 20% of the total revenue, lease revenue from portable bingo systems equaled 62% of total revenue, and lease revenue from fixed-based bingo units equaled 18% of total revenue.  For the first quarter of 2008, our revenue from box business sales equaled 27% of the total revenue, lease revenue from portable bingo systems equaled 59% of total revenue, and lease revenue from fixed-based bingo units equaled 14% of total revenue.

As of February 1, 2009, we had bingo systems in service in 40 states, one US territory, various Native American locations and in five foreign countries.  We had box sales in 7 states, one US territory, and various Native American locations.  We are marketing new server-based wireless gaming systems where users play a range of games including bingo, video poker, keno and other slot machine games.  The Mini™ wireless server-based gaming system was installed in Europe during the second quarter of 2008.  The Elite ™ server-based gaming system was installed domestically in the third quarter of 2008 and in Europe during the first quarter of fiscal 2009.  The European configuration supports wireless bingo and fast action gaming for the European bingo market.

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

Our box business generates revenue from the sale of boxes (new and used), software conversion kits, content fees, license fees, participation fees, parts, and services. For the 13 weeks ending February 1, 2009 and the three months ended January 31, 2008, 94.5% and 82.1%, respectively, of our box business sales were derived from the sale of new and used equipment, conversion kits, and parts.  In some instances, we recognize recurring participation revenue in lieu of a one-time machine sale. Increasing market share in existing markets and expanding product placement into new markets drives revenue growth.

Our bingo and box expenses consist primarily of cost of revenue, general and administrative expense, sales and marketing expense, and research and development expense.  Cost of revenue consists of expenses associated with technical and operational support of the bingo systems in bingo halls, depreciation and amortization of bingo terminals, cost of sales related to equipment sold, and repair/refurbishment/disposal costs of bingo terminals and related support equipment.  General and administrative costs consist of expenses associated with management of our company and the related support including finance and accounting, legal, compliance, information systems, human resources, allowance for doubtful accounts receivable, and amortization of intangible assets acquired from the Summit acquisition.  Sales and marketing expenses consist primarily of commissions paid to distributors for promoting and supporting our products, and compensation paid to our internal sales force to manage existing customers, to generate new customers, and sell additional and upgraded equipment.  Research and development costs consist of company-sponsored activities to provide customers with new or enhanced games or game themes for our VLT and slot machines, improved bingo terminals, and to develop and test new wireless server-based systems.

We reported a net loss of $0.7 million for the 13 weeks ended February 1, 2009, compared to a net profit of $0.3 million for the three months ended January 31, 2008. Although we experienced a $2.5 million decline in revenue for the first quarter of 2009 compared to same period of 2008, our gross margin improved slightly from 56.5% in 2008 to 57.0% for 2009.  This improvement is the result of planned expense management primarily in our bingo business.  General and administrative, sales and marketing, and research and development expenses remained relatively constant year over year for the first quarters, respectively.  Interest expense for 2009 includes a $1.0 million non-cash adjustment for the value of the interest swap contract.  Primarily as a result of the adjustment for the interest rate swap contract, we recorded a deferred tax benefit of $0.4 million in 2009 which brought our net loss to $0.7 million for the first quarter of 2009 or a loss of $0.06 cents per share.

The stock repurchase program that was approved on September 4, 2007 and authorized spending up to $5.0 million expired as of the close of business on December 31, 2008. As of the expiration date of December 31, 2008, we had acquired 918,943 shares at a cost of approximately $4.7 million pursuant to this program.

On approximately February 6, 2009, we completed our relocation to the new corporate headquarters. Although substantially all the improvements to our new 100,000 square foot facility were completed by the relocation date, we are continuing to incur minor capital improvements which we expect to complete by the end of our second quarter of fiscal 2009.

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

Our critical accounting policies are those that are both important to the portrayal of our financial condition and results of operations and require management’s most difficult, subjective, and complex judgment. These critical accounting policies are discussed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2008 Form 10-K. There have been no changes to our critical accounting policies since the filing of our 2008 Form 10-K.

RESULTS OF OPERATIONS

13 Weeks Ended February 1, 2009, compared to the Three Months Ended January 31, 2008

The following table sets forth certain selected unaudited condensed consolidated financial data for the periods indicated:

	13 Weeks Ended February 1, 2009 and Three Months Ended January 31, 2008
	(In thousands)
	Bingo Equipment			Box Equipment
	13 Wks	Three Mths	% Change	13 Wks	Three Mths	% Change
	Ended	Ended	Favorable/	Ended	Ended	Favorable/
	2/1/09	1/31/08	(Unfavorable)	2/1/09	1/31/08	(Unfavorable)
Net Revenue	$10,152	$11,068	(8.3%)	$2,554	$4,116	(37.9%)
Cost of Revenue	3,876	4,691	17.4%	1,592	1,909	16.6%
Gross Profit	6,276	6,377	(1.6%)	962	2,207	(56.4%)
Operating Expenses:
General and administrative	1,640	1,867	12.2%	1,186	892	(33.0%)
Sales and marketing	2,294	2,408	4.7%	343	129	(165.9%)
Research and Development	875	1,052	16.8%	516	437	(18.1%)
Total operating expenses	4,809	5,327	9.7%	2,045	1,457	(40.4%)
Income from operations	1,467	1,050	39.7%	(1,083)	750	(244.4%)
Interest Expense	(190)	(10)	(1800.0%)	(1,330)	(704)	(88.9%)
Impairment of investments	-	(691)	100.0%	-	-	0.0%
Other income (expense), net	49	108	54.6%	5	15	(66.7%)
Income (loss) before income taxes	1,326	457	190.2%	(2,408)	61	(4047.5%)
Provision (benefit) for income taxes	560	176	(218.2%)	(959)	11	8818.2%
Net income (loss)	$766	$281	172.6%	$(1,449)	$50	(2998.0%)

Net Revenue

Bingo net revenue decreased $0.9 million for the 13 weeks ended February 1, 2009, or 8.3% to $10.2 million from $11.1 million compared to the three months ended January 31, 2008. The decrease in bingo net revenue is primarily due to hall closures and price adjustments from the economy and competition, as well as the impact of the currency exchange losses.  This was partially offset by an increase due to new business from new products.

Box net revenues decreased $1.6 million for the 13 weeks ended February 1, 2009, or 37.9% to $2.6 million from $4.1 million compared to the three months ended January 31, 2008.  The decrease in box revenues is primarily due to lack of sales caused by delayed software programming approvals as well as a weakened demand as a result of the economy.

Cost of Revenue

Bingo cost of revenue decreased 17.4% to $3.9 million, or 38.2% of net revenue for the 13 weeks ended February 1, 2009, from $4.7 million, or 42.4% of net revenue, for the three months ended January 31, 2008. Bingo equipment depreciation decreased by approximately $0.4 million primarily due to certain product becoming fully depreciated, and service labor decreased by $0.3 million due to the implementation of an expense management plan in this area. In addition, amortization of capitalized software decreased $0.1 million as a result of projects becoming fully depreciated.

Box business cost of revenue decreased 16.6% to $1.6 million, or 62.4% of net revenues for the 13 weeks ended February 1, 2009, from $1.9 million or 46.4% of net revenue for the three months ended January 31, 2008. The decrease in cost of revenue is related to the decline in sales. The increase in cost of revenue as a percent of net revenue is related to a decline in software sales, which are at a higher margin.

Gross Profit

Bingo gross profit decreased 1.6% to $6.3 million, or 61.9% of net revenue for the 13 weeks ended February 1, 2009, from $6.4 million, or 57.7% of net revenue, for the three months ended January 31, 2008. The slight decrease in gross profit is directly related to the decline in net revenue, while the increase in gross margin is related to a decrease in cost of revenue as described above.

Box gross profit decreased 56.4% to $1.0 million, or 37.7% of net revenue for the 13 weeks ended February 1, 2009, from $2.2 million or 53.7% of net revenue for the three months ended January 31, 2008 directly related to the decrease in revenue. The decrease in gross margin is primarily due to lower high-margin software sales in 2009.

Operating Expenses

Bingo general and administrative costs decreased 12.2% to $1.6 million or 16.2% of net revenue for the 13 weeks ended February 1, 2009, from $1.9 million, or 16.9% of net revenue for the three months ended January 31, 2008. The decrease is due to lower outside legal fees as the activity on major lawsuits, such as the Trend case, has declined since the first quarter of 2008 as well as higher equipment testing in the prior year due to the testing and licensing costs for an upgrade to a system platform. Box general and administrative costs increased 33.0% to $1.2 million or 46.5% of net revenue in the 13 weeks ended February 1, 2009, from $0.9 million, or 21.7% of net revenue for the three months ended January 31, 2008. The increase is due to  higher costs as we expand our product lines and the jurisdictions in which we distribute.

Bingo sales and marketing expenses for the 13 weeks ended February 1, 2009 decreased by $0.1 million or 4.7% over the three months ended January 31, 2008 to $2.3 million. This decrease in bingo sales and marketing expenses is due to lower distributor commissions as net revenues from distributors decreased for the period. Box sales and marketing expenses for the 13 weeks ended February 1, 2009 increased to $0.3 million, from $0.1 million for the three months ended January 31, 2008. This increase is primarily due to higher costs for customers to promote sales of our newer product.

Bingo research and development expenses decreased 16.8% to $0.9 million for the 13 weeks ended February 1, 2009, from $1.1 million for the three months ended January 31, 2008. The decrease is primarily due to higher costs in 2008 related to final development of the Tracker. Box research and development expenses increased by $0.1 million to $0.5 million for the 13 weeks ended February 1, 2009, from $0.4 million for the three months ended January 31, 2008. The increase is primarily due to costs expended for developing new product lines, and new hardware design and software development costs for a major VLT customer.

Interest Expense

Interest expense was $1.5 million for the 13 weeks ended February 1, 2009, compared to $0.7 million for the three months ended January 31, 2008, an increase of $0.8 million. The increase is primarily due to the value adjustment for the interest rate swap contract, offset in part by a lower effective annual borrowing rate (6.79% for the 13 weeks ended February 1, 2009 compared to 9.0% for the three months ended January 31, 2008).

LIQUIDITY AND CAPITAL RESOURCES

We have funded our operations to date primarily through cash from operations and other capital sources. This capital is for operations, research and development, capital expenditures of bingo equipment and associated support equipment, and software. As of February 1, 2009, and November 2, 2008, we had a working capital balance of $9.8 million and $9.1 million, respectively. As of February 1, 2009, our principal source of liquidity included cash and cash equivalents of $5.6 million and a $2.0 million revolving credit facility with no amounts drawn.  In addition, we have $1.0 million in restricted cash for use on the construction improvements of the real property purchased in the fourth quarter of 2008.  Current liabilities include an accrued liability of $4.0 million in connection with a contingent litigation judgment.

Operating activities provided $2.7 million of cash for the 13 weeks ended February 1, 2009 compared with $4.5 million for the three months ended January 31, 2008. The $2.7 million consisted of a net loss of $0.7 million, adjusted positively by $2.2 million for depreciation, amortization, obsolescence provisions, and loss on disposal of equipment, a $1.0 million adjustment for the interest rate swap, and $0.2 million used by other net changes in operating assets and liabilities. During the three months ended January 31, 2008, the $4.5 million consisted primarily of our net income of $0.3 million adjusted by $2.8 million from depreciation, amortization, obsolescence provisions, and loss on disposal of bingo terminals and related equipment provisions, a $0.7 million impairment of investments, and $0.7 million provided by other net changes in operating assets and liabilities.

We used approximately $2.0 million of cash in investing activities during the 13 weeks ended February 1, 2009 compared to $2.4 million of cash provided during the three months ended January 31, 2008. The $2.0 million consisted of $3.6 million of capital expenditures, offset by use of $1.6 million of restricted cash to fund capital spending on the improvements for our new headquarters.  During the three months ended January 31, 2008, the $2.4 million included $3.5 million received from the sale of short-term investments offset by $1.1 million of capital expenditures.

Financing activities used $1.1 million during the 13 weeks ended February 1, 2009 compared to $2.9 million during the three months ended January 31, 2008. The $1.1 million used during the 13 weeks ended February 1, 2009 was for the payments on long-term debt. The $2.9 million used during the three months ended January 31, 2008 included payments on long-term debt of approximately $1.1 million and the purchase of the Company’s common stock for approximately $1.8 million.

Our New Credit Facility, as amended, provided a total of $40.0 million of financing, $38.0 million of which is in the form of a term loan and $2.0 million of which is in the form of a revolving line of credit.  Proceeds from the New Credit Facility were used to refinance our prior credit facility, acquire real property, and for general corporate purposes.  The term loan matures on August 28, 2013 with monthly interest payments beginning September 30, 2008 based upon one-month LIBOR rate plus 2.80% and quarterly principal payments of approximately $1.1 million beginning October 31, 2008 until the loan is repaid in full.  The Senior Secured Revolving Credit Facility matures on August 31, 2010, with monthly interest-only payments due on the last day of each month beginning September 30, 2008 with an interest rate of either (i) the higher of the Agent's prime rate or the Federal Funds rate plus 0.50% (a "Base Rate Loan) or (ii) 1, 2, 3, 6, or 12-month LIBOR rate plus 2.5%. With respect to the term loan, we entered into an interest rate swap agreement which exchanged the variable one-month LIBOR rate for a fixed LIBOR rate of 3.99% per annum effective August 22, 2008 through the maturity of the loan.  In the event we were unable to raise additional capital if needed, further measures would be necessary, including the delay or reduction of our operations, research and development and other activities. Certain of these measures may require third-party consent or approvals, including our lenders under the New Credit Facility, certain regulatory bodies, and others, and there are no assurances such consent or approvals could be obtained. Management does not believe that these limitations will adversely affect our operations or our ability to acquire necessary capital equipment.

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

Contractual Obligations

The following table presents information on contractual obligations held as of February 1, 2009 (in thousands):
	Payments Due by Period
	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years
Long-Term Debt Obligations:
Term Loan Facility	$35,765	$4,471	$13,413	$17,881	$—
Estimated Interest Payments	8,111	2,314	5,124	673	—
Other Notes Payable	252	46	146	16	44
Operating Leases	1,291	797	494	—	—
Total	$45,419	$7,628	$19,177	$18,570	$44

Purchase Commitments

From time to time, we enter into commitments with our vendors to purchase box parts, bingo terminals and support equipment at fixed prices and/or guaranteed quantities. We entered into a construction agreement in September 2008 with a general contractor for $2.7 million for improvements to our new corporate headquarters, which will be funded by amounts in the restricted cash account. As of February 1, 2009, $1.0 million of this commitment was still outstanding.  We expect the building improvements to be completed by the end of second quarter in fiscal year 2009.

Various orders for product have been placed throughout fiscal 2008 and the first quarter of 2009, of which $1.6 million was outstanding as of February 1, 2009.  All purchases are expected to occur by the end of fiscal 2009.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market Risks

At February 1, 2009, we held auction rate securities (“ARS”) with an aggregate purchase price of approximately $3.9 million. With the liquidity issues experienced in global credit and capital markets, the ARS held by us at February 1, 2009 have experienced multiple failed auctions as the amount of securities submitted for sale exceeded the amount of purchase orders.  Although seven of the eight ARS continue to pay interest according to their stated terms, based on the fair value of the investments and an analysis of other-than temporary impairment factors, we recorded a pre-tax impairment charge of approximately $3.3 million as of the 53 weeks ended November 2, 2008.  We did not incur an impairment charge for the 13 weeks ended February 1, 2009.  If uncertainties in the credit and capital markets deteriorate further or we experience any additional rating downgrades on any of our ARS, we may incur up to an additional $0.6 million impairment charge related to our ARS (representing the aggregate fair value of our ARS at February 1, 2009), which could negatively affect our financial condition and reported earnings.

On August 22, 2008, we terminated our existing credit facility. Concurrently, we entered into a Senior Secured Credit Facility (the “New Credit Facility”) with U.S. Bank N.A. as lender, lead arranger and administrative agent, and Bank of the West as lender (collectively “Lenders”) that provides up to $40.0 million of financing for our company, $38.0 million of which is represented by a term loan note and $2 million of which is a Senior Secured Revolving Credit Facility. U.S. Bank N.A. will hold up to $25.0 million of the New Credit Facility and Bank of the West will hold up to $15.0 million. As of February 1, 2009, the balance of the term loan was $35.8 million, and there was no outstanding balance on the revolver.

The term loan requires monthly interest payments which began on September 30, 2008, and quarterly principal payments of approximately $1.1 million which began on October 31, 2008, until its maturity on August 28, 2013, when the balance will be due in full. The interest rate for the term loan varies based upon the one-month LIBOR rate plus 2.80%.  With respect to the term loan, we also entered into an interest rate swap agreement with U.S. Bank N. A., which exchanged the variable one-month LIBOR rate of the term loan for a fixed LIBOR rate of 3.99% per annum effective August 22, 2008, through the maturity of the term loan. As of February 1, 2009, there was $35.8 million outstanding under the term loan, and the average interest rate is 6.79%.

Because the interest rate on the term loan is fixed under a LIBOR swap agreement, increases in interest rates will not affect our cash flow. However, if we find it necessary to accelerate the amortization of the term loan, we could be required to pay early breakage fees on the LIBOR contracts in the event that interest rates decrease. We do not anticipate the need to accelerate amortization of the term loan at any time for the remainder of fiscal 2009.

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

We have evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures as of February 1, 2009. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective as of February 1, 2009 to ensure that the information required to be disclosed by us in the reports we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, including that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during the 13 weeks ended February 1, 2009, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

As of February 1, 2009, we had $3.9 million of principal invested in Auction Rate Securities (“ARS”), representing interests in collateralized debt obligations supported by pools of residential and commercial mortgages or credit cards, insurance securitizations and other structured credits, including corporate bonds. Some of the underlying collateral for the ARS held by us consists of sub-prime mortgages. The estimated market value of our ARS holdings at February 1, 2009, was $0.6 million, which reflected a $3.3 million adjustment to the principal amount of $3.9 million.

Although six of the eight ARS continue to pay interest according to their stated terms, based on the fair value of the investments and an analysis of other-than-temporary impairment factors, we have recorded an impairment charge of approximately $3.3 million in the 53 weeks ended November 2, 2008. This impairment charge reflects the portion of ARS holdings that is an other-than-temporary decline in value.   We did not incur any additional impairment charges for the 13 weeks ended February 1, 2009.

The credit and capital markets could continue to deteriorate in 2009. If uncertainties in these markets deteriorate further or we experience any additional rating downgrades on any investments in our portfolio (including ARS), we may incur additional impairment charges to our investment portfolio, which could negatively affect our financial condition and reported earnings.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities The following table provides information regarding repurchases of our common stock made by or on behalf of us, or any “affiliated purchaser” as defined in SEC rules, of our equity securities registered pursuant to Section 12 of the Exchange Act, for each month during the first quarter of fiscal year 2009, in the format required by SEC rules:
	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Dollar Amount of Shares (in thousands) That May Yet Be Purchased Under the Plans or Programs (1)
November 3, 2008 – December 7, 2008	790	$2.55	790	$335
December 8, 2008 – January 4, 2009	-	-	-	-
January 5, 2009 – February 1, 2009	-	-	-	-

Total repurchased for the first quarter	790	$2.55	790	$-

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not Applicable

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not Applicable

ITEM 5. OTHER INFORMATION

Not Applicable

ITEM 6. EXHIBITS

2.1	Asset Purchase Agreement dated August 30, 2006, between GameTech International, Inc. and Summit Amusement & Distributing Ltd. (1)
3.1	Certificate of Incorporation of the Registrant, as amended (2)
3.2	Certificate of Designation of Series A Junior Participating Preferred Stock of the Registrant (3)
3.3	Second Amended and Restated Bylaws of the Registrant (4)
4.1	GameTech International, Inc. Registration Rights Agreement (5)
4.2	Rights Agreement, dated as of March 7, 2003, between GameTech International, Inc. and Mellon Investor Services, LLC, as rights agent (6)
4.3	Specimen Common Stock Certificate (3)
10.1	First Amendment to August 22, 2008 Financing Agreement, dated as of January 28, 2009 (7)
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended.
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended.
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K dated August 30, 2006 as filed with the Commission on or about August 31, 2006.
(2)	Incorporated by reference to Exhibits 3.1 to the Registrant’s Registration Statement on Form S-1 (Registration No. 333-34967) as filed with the Commission on or about September 4, 1997.
(3)
Incorporated by reference to Exhibits 3.2 and 4.3 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended July 31, 2003, as filed with the Commission on or about March 17, 2003.

(4)	Incorporated by reference to Exhibit 3.3 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended April 30, 2004, as filed with the Commission on or about March 16, 2004.
(5)
Incorporated by reference to Exhibit 4.1 to Amendment No. 1 to the Registrant’s Registration Statement on Form S-1 (Registration No. 333-34967) as filed with the Commission on or about October 17, 1997.

(6)	Incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K dated March 7, 2003, as filed with the Commission on or about March 10, 2003.
(7)	Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 10-K dated November 2, 2008, as filed with the Commission on or about January 30, 2009.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Signature	Title	Date

/S/ Jay M. Meilstrup	Chief Executive Officer and President
	(Principal Executive Officer)	March 6, 2009

/S/ Marcia R. Martin	Chief Financial Officer
	(Principal Financial and Accounting Officer)	March 6, 2009