Form 10-Q
period 2009-05-03
GAMETECH INTERNATIONAL INC
filed 2009-06-08
CIK 1045014

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the 13 weeks ended May 3, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” ” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐	Accelerated filer ☑
Non-accelerated filer ☐	Smaller reporting company☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

On June 2, 2009, the registrant had 11,706,269 outstanding shares of its Common Stock, par value $0.001 per share.

GAMETECH INTERNATIONAL, INC.
QUARTERLY REPORT ON FORM 10-Q
FOR THE 13 WEEKS ENDED MAY 3, 2009

PART 1.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

GAMETECH INTERNATIONAL, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In Thousands, except shares and per share amounts)

	May 3, 2009	November 2, 2008
	(Unaudited)	(Note 1)
ASSETS:
Current assets:
Cash and cash equivalents	$6,394	$6,076
Accounts receivable, net of allowances of $1,668 in 2009 and $1,217 in 2008	5,668	6,303
Inventory	8,059	8,976
Deposits	44	42
Prepaid expenses and other current assets	821	912
Prepaid income taxes	1,963	1,634
Current portion of notes receivable	50	119
Deferred income taxes	1,778	1,825
Total current assets	24,777	25,887

Property, bingo equipment, furniture and other equipment, net	23,469	22,884
Goodwill, net	25,900	25,900
Intangibles, less accumulated amortization of $6,214 in 2009 and $6,197 in 2008	5,670	6,302
Restricted cash	518	3,158
Notes receivable, net of current portion	-	1
Deferred income taxes	4,630	4,539
Debt acquisition costs, net	251	258
Investments	565	566
Total assets	$85,780	$89,495
LIABILITIES AND STOCKHOLDERS’ EQUITY:
Current liabilities:
Accounts payable	$255	$2,278
Accrued payroll and related obligations	1,242	1,168
Accrued loss contingencies	4,022	4,022
Current portion of long-term debt	4,520	4,509
Deferred revenue	3,662	3,502
Other accrued liabilities	1,342	1,285
Total current liabilities	15,043	16,764

Long-term debt, net of current portion	30,262	32,652
Interest rate swap	1,596	668
Deferred income taxes	2	1
Total liabilities	46,903	50,085

Stockholders’ equity:
Common stock, $0.001 par value: 40,000,000 shares authorized; 14,480,537 shares issued	$14	$14
Additional paid in capital	51,782	51,561
Retained earnings (deficit)	(209)	543
Treasury stock, at cost, 2,774,268 shares in 2009 and 2,781,283 shares in 2008	(12,710)	(12,708)
Total stockholders’ equity	38,877	39,410
Total liabilities and stockholders’ equity	$85,780	$89,495

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

GAMETECH INTERNATIONAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In Thousands, except per share amounts)
(Unaudited)

	13 Weeks Ended	Three Months Ended	26 Weeks Ended	Six Months Ended
	May 3, 2009	April 30, 2008	May 3, 2009	April 30, 2008
Net revenue	$12,588	$13,870	$25,294	$29,054
Cost of revenue	4,668	6,169	10,136	12,769
Gross profit	7,920	7,701	15,158	16,285
Gross Margin	62.9%	55.5%	59.9%	56.1%
Operating expenses:
General and administrative	2,972	2,556	5,798	5,314
Sales and marketing	3,339	2,713	5,975	5,250
Research and development	1,311	1,342	2,703	2,832
Total operating expenses	7,622	6,611	14,476	13,396
Income from operations	298	1,090	682	2,889
Interest expense	(519)	(669)	(2,039)	(1,382)
Impairment of investments	-	(285)	-	(977)
Other income, net	75	45	129	169
Income (loss) before income taxes	(146)	181	(1,228)	699
Provision (benefit) for income taxes	(77)	68	(476)	255
Net income (loss)
	$(69)	$113	$(752)	$444

Net income (loss) per share:
Basic	$(0.01)	$0.01	$(0.06)	$0.04
Diluted	$(0.01)	$0.01	$(0.06)	$0.04

Shares used in calculating net income (loss) per share:
Basic	11,698	12,226	11,698	12,327
Diluted	11,698	12,438	11,698	12,561

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

GAMETECH INTERNATIONAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, In Thousands)

	26 Weeks Ended	Six Months Ended
	May 3, 2009	April 30, 2008
Cash flows from operating activities:
Net income (loss)	$(752)	$444
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	4,272	5,248
Obsolescence and loss on disposal of bingo terminals and related equipment	63	177
Loss on disposal of furniture and other equipment	93	8
Loss on investment impairment	-	977
Stock compensation expense	222	21
Deferred income taxes	(42)	71
Amortization of debt acquisition costs	27	-
Interest rate swap	927	-
Interest on investments	(81)	(179)
Interest on restricted cash	(3)	(12)
Other changes in operating assets and liabilities:
Accounts receivable, net	635	2,230
Deposits	(2)	(48)
Inventory	917	105
Prepaid taxes	(329)	(343)
Prepaid expenses and other current assets	78	(238)
Notes receivable	70	63
Accounts payable	(171)	(926)
Accrued payroll and related obligations	73	123
Deferred revenues	160	-
Other accrued liabilities	57	(895)
Net cash provided by operating activities	6,214	6,826
Cash flows from investing activities:
Proceeds from sale of short-term investments	82	3,570
Restricted cash for capital expenditures	2,642	-
Capital expenditures for property, bingo equipment, furniture, and other equipment	(6,232)	(2,388)
Net cash provided by (used in) investing activities	(3,508)	1,182
Cash flows from financing activities:
Payments on long-term debt	(2,365)	(2,224)
Repurchase of treasury stock	(2)	(2,873)
Payment for debt acquisition costs	(21)	-
Net cash (used in) financing activities	(2,388)	(5,097)
Net increase in cash and cash equivalents	318	2,911
Cash and cash equivalents at beginning of period	6,076	3,630
Cash and cash equivalents at end of period	$6,394	$6,541

Supplemental cash flow information:
Cash paid during the period for:
Interest	$1,226	$1,412
Income taxes	$45	$552
Non-cash investing and financing activities:
Acquisition of assets included in accounts payable	$129	$315
Settlement of related party receivable in the company's common stock	$-	$500
Issuance of note payable for insurance	$-	$92

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

GAMETECH INTERNATIONAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, In Thousands)

NOTES TO FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements and related disclosures as of May 3, 2009, have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) applicable to interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In our opinion, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of our financial position and interim results have been included. Operating results for the 13 and 26 weeks ended May 3, 2009, are not necessarily indicative of the results that may be expected for the current fiscal year or any other period.

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

2. SIGNIFICANT ACCOUNTING POLICIES

INVESTMENTS

Our long-term investments consist of principal invested in auction rate securities (ARS). The ARS held are private placement securities with long-term nominal maturities with the interest rates reset through a Dutch auction each month. Prior to fiscal 2008, the monthly auctions historically had provided a liquid market for these securities. Our investments in ARS represent interests in collateralized debt obligations supported by pools of residential and commercial mortgages, credit cards, insurance securitizations, and other structured credits, including corporate bonds. Some of the underlying collateral for the ARS held consists of sub-prime mortgages.

Consistent with our investment policy guidelines, the ARS investments had AAA/Aaa credit ratings at the time of purchase. With the liquidity issues experienced in global credit and capital markets, the ARS held by us have experienced multiple failed auctions throughout Fiscal 2008 and 2009, as the amount of securities submitted for sale exceeded the amount of purchase orders.

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

CONCENTRATION OF CREDIT RISKS

Financial instruments, which potentially subject us to concentration of credit risk, consist primarily of cash and cash equivalents, investments, restricted short-term investments, and trade receivables. Cash equivalents and investments are investment-grade, short-term debt instruments, consisting of treasury bills, mortgage-backed securities, asset-backed commercial paper, unsecured corporate notes, and money market accounts, all of which are maintained with high credit quality financial institutions. Cash and cash equivalents are in excess of Federal Deposit Insurance Corporation insurance limits.

No single customer comprised more than ten percent of our total revenue during fiscal years 2008 and 2007.   We conduct a substantial amount of our business through distributor relationships, many of which we act as a collection agent.  As of May 3, 2009, there was one distributor that represented 19% of the consolidated accounts receivable balance, with sales during the quarter representing 73% of box sales and 9% of overall sales; and for the 26 weeks ended May 3, 2009, represented 74% of box sales and 12% of overall sales.

DEFERRED REVENUE

Deferred revenue consists of amounts received or billed after product is delivered or services are rendered, but prior to meeting all of the requirements for revenue recognition.  Complex systems and/or multiple element contracts may take several months to complete and our deferred revenues may increase as our products evolve toward a more systems-centric environment.  Deferred revenue totaled $3.7 million at May 3, 2009 as compared to $3.5 million at November 2, 2008, and primarily represents amounts received for future deliverables.

ACCOUNTS RECEIVABLE AND ALLOWANCE FOR DOUBTFUL ACCOUNTS

Accounts receivable are recorded when revenue is recognized in accordance with our revenue recognition policy and represent claims against third parties that will be settled in cash. The carrying value of our receivables, net of allowances, represents our estimated net realizable value. The balance of accounts receivable as of May 3, 2009 is $7.3 million with an allowance for doubtful accounts totaling $1.6 million, for net accounts receivable of $5.7 million.

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

Box Equipment

We estimate the possible losses resulting from non-payment of outstanding accounts receivable arising from the sale of VLTs and related equipment. Our customer base consists of casinos located in various states and Native American territories as well as distributors in Louisiana and Oklahoma. We perform ongoing evaluations of our customers and distributors for credit worthiness, economic trends, changes in our customer payment terms, and historical collection experience when evaluating the adequacy of our allowance for doubtful accounts.

INVENTORIES

Inventories are stated at the lower of cost or market. Our raw materials are valued using the first-in, first-out method and our finished goods are valued using average costing that approximates the first-in, first-out method. Management periodically reviews inventory balances, using recent and future expected sales to identify slow-moving or obsolete items. Inventories consist of the following at May 3, 2009 (in thousands):

	May 3, 2009	November 2, 2008
Raw Materials	$2,859	$2,474
Work in Progress	3,945	4,480
Finished Goods	1,255	2,022
	$8,059	$8,976

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

On August 22, 2008, we purchased from RKD Holdings, L.L.C. certain real property in southwest Reno, Nevada for an aggregate purchase price of $7.2 million. The real property includes an approximately 100,000 square foot building that is being used as our new headquarters. We have invested approximately $3.3 million in additional improvements to the interior of the building to add office space, and provide for the manufacturing and assembly needs of bingo, VLT and slot equipment. The purchase price of the building and related improvements have been funded by proceeds from the New Credit Facility, of which $2.7 million was held in a construction control cash account with U.S. Bank N.A.  The New Credit Facility provided for the release of the funds to cover payments for the construction of the additional improvements. As of May 3, 2009, all payments were made and the account was closed.  We relocated to our new corporate headquarters and completed all major building improvements during the second quarter of 2009.  We expensed $321 thousand of related exit fees such as the write-off of leasehold improvements, prepaid insurance, final rents, prepaid real estate property taxes, and utilities related to our old headquarters.

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

Our evaluation of the goodwill of our operations consists of two reporting units, box and bingo. Goodwill of a reporting unit must be tested for impairment on at least an annual basis.  We conduct our annual goodwill impairment analysis during the fourth quarter of each fiscal year, measured as of July 31, using an outside third party.  In addition to our annual review, we assess the impairment of goodwill whenever events or changes in circumstances indicate that the carrying value of a reporting unit may be greater than its fair value.  Factors that we consider important that could trigger an impairment review include significant underperformance relative to historical or projected future operating results, significant changes in the manner of the use of our assets or the strategy for our overall business and significant negative industry or economic trends.

We do not believe a triggering event requiring us to conduct an interim impairment test has occurred as of May 3, 2009.  Although our market capitalization continues to be significantly below book value, our stock price increased in the second quarter of 2009 as compared to the prior quarter.

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

For the 13 weeks ended May 3, 2009, we recognized stock-based compensation expense of $111.6 thousand for stock options and restricted stock and a related tax benefit of $41.9 thousand for a net cost of $69.7 thousand.  For the 26 weeks then ended, we recognized stock-based compensation expense of $203.7 thousand and a related tax benefit of $76.4 thousand for a net cost of $127.3 thousand. For the 13 and 26 weeks ended May 3, 2009, there was an effect of $.01 to the basic and diluted earnings per share as a result of recognizing the share-based compensation expense, net of tax.

For the three months ended April 30, 2008, we recognized a credit to compensation costs of $43.0 thousand and a related tax expense of $15.7 thousand for a net credit of $27.3 thousand.  For the six months then ended, we recognized a compensation expense of $8.3 thousand and a related tax benefit of $3.0 thousand for a net cost of $5.3 thousand.  For the three and six months ended April 30, 2008, there was no effect to either the basic and diluted earnings per share as a result of recognizing the share-based compensation expense, net of tax.  The credit to compensation cost is due to changes in the expected forfeiture rates used in our calculations.

As of May 3, 2009, the total compensation cost related to unvested stock option awards granted to employees under our stock option plans but not recognized was $283 thousand. The cost of each award will be amortized on a straight-line basis over its term, which range from two to four years, and will be adjusted for subsequent changes in estimated forfeitures.  As of May 3, 2009, the compensation related to unvested restricted stock awards granted to employees under our stock option plan, but not yet recognized, was $399 thousand.  The cost will be adjusted for subsequent changes in estimated forfeitures.

During the 13 and 26 weeks ended May 3, 2009, pursuant to certain offer letters made to certain employees during fiscal year 2008, we granted 200,000 stock options and 42,500 restricted stock grants.  For the three and six-month period ended April 30, 2008, we did not grant any stock options but did grant 35,000 shares of restricted stock.

RECENT ACCOUNTING PRONOUNCEMENTS

In December 2007, the FASB issued SFAS No. 141(R), Business Combinations, and SFAS No. 160, Accounting and Reporting of Non-Controlling Interest in Consolidated Financial Statements, an Amendment of ARB No. 51. These new standards will significantly change the financial accounting and reporting of business combination transactions and non-controlling (or minority) interests in consolidated financial statements. We will be required to adopt SFAS No. 141(R) and SFAS No. 160 on or after fiscal years beginning December 15, 2008. We are evaluating the impact, if any, that the adoption of SFAS 141(R) and SAS No. 160 will have on our consolidated financials.  This adoption will be effective our first fiscal quarter of 2010.

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

In April 2008, the FASB issued Staff Position No. FAS 142-3 which amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FASB Statement No. 142, “Goodwill and Other Intangible Assets.” The intent of this FSP is to improve the consistency between the useful life of a recognized intangible asset under Statement 142 and the period of expected cash flows used to measure the fair value of the asset under FASB Statement No. 141 (revised 2007), Business Combinations, and other U.S. generally accepted accounting principles (GAAP). We continue to evaluate the effect of FAS No. 142-3 on our consolidated financial statements.

3. INVESTMENTS

Long-term investments at May 3, 2009 consisted of $3.9 million of principal invested in auction rate securities (ARS). The ARS held are private placement securities with long-term nominal maturities with the interest rates reset through a Dutch auction each month. Prior to fiscal 2008, the monthly auctions historically had provided a liquid market for these securities. Our investments in ARS represent interests in collateralized debt obligations supported by pools of residential and commercial mortgages, credit cards, insurance securitizations, and other structured credits, including corporate bonds. Some of the underlying collateral for the ARS we hold consists of sub-prime mortgages.

Consistent with our investment policy guidelines, the ARS investments held had AAA/Aaa credit ratings at the time of purchase. With the liquidity issues experienced in global credit and capital markets, the ARS held by us at May 3, 2009 have experienced multiple failed auctions as the amount of securities submitted for sale exceeded the amount of purchase orders.

Although six of the eight ARS continue to pay interest according to their stated terms, based on the fair value of the investments and an analysis of other-than-temporary impairment factors, we recorded a pre-tax impairment charge of approximately $3.3 million for the 53 weeks ended November 2, 2008.  We did not record any additional pre-tax impairment charge for the 26 weeks ended May 3, 2009. The current value of the ARS as of May 3, 2009 is $0.6 million.

4. GOODWILL AND INTANGIBLES

In fiscal 2007, we acquired the assets of Summit Gaming and added $26.5 million to goodwill. In addition, we acquired $7.7 million in identifiable intangible assets, which will be amortized over 5 to 10 years. We conduct our annual goodwill impairment analysis during the fourth quarter of each fiscal year, measured as of July 31, using an outside third party.   We performed our 2008 annual impairment testing of goodwill and intangibles as of July 31, 2008. Based on a combination of factors, including the current economic environment, decreased revenues and increased costs, we recorded a non-cash goodwill impairment associated with our acquisition of Summit of $10.8 million in the fourth quarter of fiscal 2008. The annual evaluation of goodwill and other non-amortizing intangible assets requires the use of estimates about future operating results of each reporting unit to determine their estimated fair value.  Changes in forecasted operations can materially affect these estimates.  Once an impairment of goodwill or other intangible assets has been recorded, it cannot be reversed.

Intangible assets consisted of the following as of May 3, 2009 (dollars in thousands):
	Stated Value	Accumulated Amortization	Net Carrying Value	Weighted Average Amortization Period (in years)
Intellectual property (software)	$3,557	$(3,532)	$25	0.5
Copyrights/trademarks	247	(64)	183	10.6
Distributor buyouts	260	(260)	-	—
Summit Gaming identifiable intangible assets:
Customer relationships	3,600	(1,500)	2,100	3.2
Patent applications	620	(108)	512	8.2
Game software library	3,600	(750)	2,850	8.2
	$11,884	$(6,214)	$5,670

Intangible assets consisted of the following as of November 2, 2008 (dollars in thousands):
	Stated Value	Accumulated Amortization	Net Carrying Value	Weighted Average Amortization Period (in years)
Intellectual property (software)	$4,173	$(4,090)	$83	0.7
Copyrights/trademarks	247	(55)	192	10.8
Distributor buyouts	260	(260)	-	0
Summit Gaming identifiable intangible assets:
Customer relationships	3,600	(1,140)	2,460	3.4
Patent applications	620	(82)	538	8.4
Game software library	3,600	(571)	3,029	8.4
	$12,500	$(6,198)	$6,302

Estimated future aggregate amortization expense for intangible assets subject to amortization as of May 3, 2009 is as follows (dollars in thousands):
2009	$696
2010	1,153
2011	1,150
2012	730
2013	430
After 2013	1,511
$5,670

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

(In thousands, except per share amounts)
	13 Weeks Ended	Three Months Ended	26 Weeks Ended	Six Months Ended
	May 3, 2009	April 30, 2008	May 3, 2009	April 30, 2008

Net income (loss), as reported	$(69)	$113	$(752)	$444

Weighted average number of shares outstanding	11,698	12,226	11,698	12,327
Incremental shares from the assumed exercise of dilutive stock options	14	212	34	234
Dilutive weighted shares	11,712	12,438	11,732	12,561

Weighted average number of anti-dilutive shares outstanding	911	75	761	75

Net income (loss) per share:
Basic	$(0.01)	$0.01	$(0.06)	$0.04
Diluted	$(0.01)	$0.01	$(0.06)	$0.04

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

7. LEGAL PROCEEDINGS

On March 22, 2001, we filed GameTech International, Inc. v. Trend Gaming Systems, LLC, CIV 01-0540 PHX LOA, a claim in the United States District Court for the District of Arizona, seeking a declaratory judgment that we are not in material breach of our November 1, 1999 Distribution Agreement with Trend Gaming Systems, LLC (“Trend”), and seeking damages for past due payments and wrongful withholdings by Trend. Trend counterclaimed, alleging that its payments were in compliance with its contractual obligations. Trend also contended that we were in breach of certain of our contractual obligations to Trend, including that we had wrongfully terminated Trend. On December 16, 2002, the court entered at our request an order enjoining Trend from using approximately $0.5 million in funds it had collected on our behalf, pending a trial on our ownership interest in those funds. The money was placed in two bank accounts/constructive trusts, subject to the court’s control. The sums in those accounts now total approximately $0.6 million. In addition, collections of accounts receivable by Trend, if any, are also being placed in that account, pending the resolution of the case. We have posted a $0.5 million deposit with the court as a bond, which is presented as restricted cash on our condensed consolidated balance sheets. The accounts receivable from Trend were fully reserved. During the quarter ended April 30, 2008, we wrote off all receivables and related reserves. Trial in this matter commenced October 4, 2004. On November 1, 2004, the jury returned a verdict in favor of Trend against us in the amount of $3.5 million in compensatory damages. The jury also awarded us $0.7 million in compensatory damages against Trend for funds Trend collected on our behalf but failed to remit to us. The court denied all of our post-trial motions, except that it maintained the injunction imposing a constructive trust, pending resolution of the issues on appeal. The court setoff the jury awards and entered an amended judgment for Trend on March 12, 2005, in the amount of $2.8 million, plus interest on that sum at the rate of 3.31% per annum beginning March 30, 2005.

We appealed to the United States Court of Appeals for the Ninth Circuit on April 8, 2005. We posted a supersedeas bond on April 8, 2005, in the court-appointed amount of $3.4 million, which bond stayed any action by Trend to collect on the judgment, pending appeal. Trend initially sought an award of $0.8 million in legal fees and $26 thousand in expenses and costs. In an amended request, Trend sought an award of $1.4 million in legal fees and $61 thousand in expenses and costs. The court awarded Trend $0.9 million in legal fees, expenses and costs plus interest of 3.77% per annum beginning August 5, 2005. We appealed the fee award to the United States Court of Appeals for the Ninth Circuit on August 5, 2005. We posted an additional supersedeas bond with the court on August 18, 2005, in the amount of $1.1 million, thereby staying any action by Trend to collect the fees, pending appeal. Any cash used in the collateralization of the bonds was accounted for as restricted short-term investments on our consolidated balance sheets. On April 19, 2007, a three-judge panel of the United States Court of Appeals for the Ninth Circuit heard oral arguments for the appeal.

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

For the year ended October 31, 2004, we recorded an estimated loss contingency in the Trend litigation of $2.8 million, which was estimated based on the amounts of the judgment described above. We recorded an additional loss contingency of $0.9 million in the third quarter of fiscal 2005 to account for the increased total award to Trend for legal fees and expenses and costs. In addition, we recorded a loss of $0.3 million through October 31, 2007, for the interest accrued on the Trend judgment. With the United States Court of Appeals for the Ninth Circuit ruling upholding each of the items we appealed, reversing the trial court’s rulings and remanding the matter back to the trial court for a new trial, we believe there is no further justification at this time for continuing to accrue loss contingencies. This matter is now pending retrial, which is set to begin on October 19, 2009 in the United States District Court for the District of Arizona.

On March 2, 2004, a jury rendered a verdict in our favor and against Trend Gaming, LLC, a Kentucky LLC (“Trend Gaming”) (involving a prior distribution agreement in Virginia) awarding compensatory and punitive damages in the total amount of approximately $1.5 million. The jury also returned a verdict against Steven W. and Rhonda Hieronymus awarding compensatory and punitive damages of $1.0 million. The court reduced compensatory damages against Trend Gaming to $1.1 million. The court affirmed $0.2 million in punitive damages against Trend Gaming and awarded us fees and costs of suit against Trend Gaming in the amount of $0.7 million. Compensatory damages against Mr. and Mrs. Hieronymus have been reduced to $0.8 million but the punitive damage award against them in the amount of $0.2 million remains unchanged. Of the total compensatory damages of $1.1 million awarded to us, $0.8 million represents compensation for lost profits. We can only collect such damages from one of the defendants to avoid a double recovery. Defendants appealed the judgment against them. On March 5, 2007, the Appellate Court entered its ruling affirming the judgment of the lower court in our favor. On June 16, 2008, the Ninth Circuit Court of Appeals awarded attorney fees in the amount of $0.1 million in favor of GameTech and jointly and severally against Trend Gaming L.L.C., Steven W. Hieronymous, and the marital estate of Steven W. Hieronymous and Rhonda Hieronymous. We have not recorded an estimated gain contingency, as we can give no assurances whether we will be able to collect any award from the defendants.

We are involved in various other legal proceedings arising in the ordinary course of our business. We do not believe that any of those proceedings will have a material adverse effect on our business, results of operations, or financial condition.

8. INCOME TAXES

We recorded our income tax benefit at an effective rate of 38.8% for the 26 weeks ended May 3, 2009, compared with 36.5% for the six-month period ended April 30, 2008. The actual effective tax rate is different from the expected federal rate of 34%, reflecting certain permanent differences between financial accounting and tax accounting, and state and foreign tax provisions.

In fiscal 2008, we adopted FIN No. 48, Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109, which creates a single model to address uncertainty in income tax positions and prescribes the minimum recognition threshold a taxation is required to meet before being recognized in the financial statements.  FIN No. 48 also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure, and transition.  The 2008 fiscal year is the first year that we were required to adopt FIN No. 48 as it became effective after the beginning of an entity’s first fiscal year that begins after December 15, 2006.  The impact of FIN No. 48 on our financial position, cash flows and results of operations is not material, therefore during fiscal 2008 and the 26 weeks ended May 3, 2009, we did not book any interest or penalties related to unrecognized tax positions.

We file numerous consolidated and separate income tax returns in the United States and in many state and foreign jurisdictions. With few exceptions, we are no longer subject to United States federal income tax examinations for years before 2004, and are no longer subject to state and local, or foreign income tax examinations for years before 2003.  However, we have been randomly selected for an audit by the IRS and they are currently examining fiscal year 2007.  At this time, we are not aware of any tax deficiencies.

9. CREDIT AGREEMENT

Our New Credit Facility, as amended, provides a Senior Secured Revolving Credit Facility (the “Revolver”) of $2.0 million, maturing on August 31, 2010, with monthly interest-only payments due on the last day of each month beginning September 30, 2008. We select the interest rate calculation for each advance under the Revolver from two allowable interest rate calculations. The first allowed interest rate calculation, called the Base Rate, is the higher of the Agent’s prime rate or the Federal Funds rate plus 0.50% (a “Base Rate Loan”). The second allowed interest rate calculation is the 1, 2, 3, 6, or 12-month LIBOR rate plus 2.5%. As of May 3, 2009, there were no outstanding borrowings under the Revolver.

Our New Credit Facility also provides for a Senior Secured Term Credit Facility (the “Term Loan”) of $38.0 million that requires monthly interest payments beginning September 30, 2008, and quarterly principal payments of approximately $1.1 million beginning October 31, 2008, until its maturity on August 28, 2013, when the balance will be due in full. The interest rate for the term loan varies based upon the one-month LIBOR rate plus 2.80%. In connection with the Term Loan agreement, we also entered into an interest rate swap agreement with U.S. Bank N. A., which exchanged the variable one-month LIBOR rate of the Term Loan for a fixed LIBOR rate of 3.99% per annum effective August 22, 2008, through the maturity of the Term Loan. As of May 3, 2009, there was $34.6 million outstanding under the Term Loan at an average interest rate of 6.79% and the value of the interest rate swap was ($1.6) million.

Under the New Credit Facility, as amended, we must comply with various financial and non-financial covenants. The financial covenants include a cash flow leverage ratio, fixed charge coverage ratio, working capital requirement and liquidity requirement. The non-financial covenants include restrictions on asset divestitures; liens; transactions with related parties; limitations on additional indebtedness; mergers, acquisitions and consolidations; cash dividends; redemptions of stock; and change of control. The New Credit Facility provides for a mandatory prepayment of principal equal to 50% of free cash flow when a collateral shortfall is present, measured on an annual basis beginning October 31, 2009. A collateral shortfall will exist if the outstanding principal balance of the New Credit Facility exceeds the sum of (i) 100% of cash held in a control account, (ii) 80% of accounts receivable, (iii) 50% of net book value of finished goods and raw materials, (iv) 75% of the net book value of land, buildings, and property improvements, and (v) 50% of the net book value of all other fixed assets. Free cash flow is defined as EBITDA as of the fiscal year then ended less the sum of (i) unfinanced capital expenditures, (ii) cash paid interest, (iii) cash paid taxes, (iv) the change in working capital, and (v) debt amortization under the New Credit Facility.  On January 28, 2009, we entered into an amendment with both lenders of the New Credit Facility (“Amendment”).  The Amendment waived the fixed charge coverage ratio requirement for the fiscal 2008 year end.  The Amendment also reduced the minimum fixed charge coverage ratio for the first fiscal quarter of 2009, increased the base rate on the Revolver by 0.25%, and increased the LIBOR spread on the Revolver from 2.0% to 2.5%.  At May 3, 2009, we were in compliance with all of the covenants as amended.

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

(In thousands, except per share amounts)
	13 Weeks Ended	Three Months Ended	26 Weeks Ended	Six Months Ended
	May 3, 2009	April 30, 2008	May 3, 2009	April 30, 2008
Net Revenue
Bingo Equipment	$11,015	$11,150	$21,167	$22,218
Box Equipment	1,573	2,720	4,127	6,836
	$12,588	$13,870	$25,294	$29,054
Net Cost of Revenue
Bingo Equipment	$3,751	$4,582	$7,627	$9,273
Box Equipment	917	1,587	2,509	3,496
	$4,668	$6,169	$10,136	$12,769
Net Income/(Loss)
Bingo Equipment	$1,165	$487	$1,940	$503
Box Equipment	(1,234)	(374)	(2,692)	(59)
	$(69)	$113	$(752)	$444
Depreciation and Amortization
Bingo Equipment	$1,734	$2,215	$3,616	$4,587
Box Equipment	329	321	656	640
	$2,063	$2,536	$4,272	$5,227
Interest Expense
Bingo Equipment	$84	$15	$264	$25
Box Equipment	435	654	1,775	1,357
	$519	$669	$2,039	$1,382

			May 3, 2009	November 2, 2008
Identifiable Assets
Bingo Equipment			$46,091	$47,088
Box Equipment			39,689	42,407
			$85,780	$89,495

11. RELATED PARTY TRANSACTIONS

As of November 2, 2008, there was a balance owing to a member of the board of the Company in the amount of $34.5 thousand, net of discount. As of May 3, 2009, the remaining balance was $24 thousand, net of discount. This relates to the coverage of the board member for medical insurance until the age of retirement.

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

For the second quarter of 2009, our revenue from box business sales equaled 12% of total revenue, lease revenue from portable bingo systems equaled 71% of total revenue, and lease revenue from fixed-based bingo units equaled 17% of total revenue.  During the 26 weeks ended May 3, 2009, revenue from box business sales equaled 16% of total revenue, lease revenue from portable bingo systems equaled 67% of total revenue, and lease revenue from fixed-based bingo units equaled 17% of total revenue.

As of May 3, 2009, we had bingo systems in service in 40 states, one US territory, various Native American locations and five foreign countries.  We had box sales in 10 states and various Native American locations.  We are marketing new server-based wireless gaming systems where users play a range of games including bingo, video poker, keno and other slot machine games.  The Mini™ wireless server-based gaming system was installed in Europe during the second quarter of 2008.  The Elite ™ server-based gaming system was installed domestically in the third quarter of 2008 and in Europe during the first quarter of fiscal 2009.  The European configuration supports wireless bingo and fast action gaming for the European bingo market.

We generate bingo revenue by placing electronic bingo systems in bingo halls under contracts based on (1) a fixed fee per use per session; (2) a fixed weekly fee per terminal; or (3) a percentage of the revenue generated by each terminal. Revenue growth for our bingo systems is affected by player acceptance of electronic bingo as an addition or an alternative to paper bingo.  Additionally, our bingo revenue growth is dependent on our ability to expand operations into new markets and our ability to increase our market share in our current markets. Fixed-base bingo terminals generate greater revenue per terminal than portable bingo terminals, but also require a greater initial capital investment.

We typically install our electronic bingo systems at no charge to our customers, and we capitalize the costs. We record depreciation of bingo equipment over either a three- or five-year estimated useful life using the straight-line method of depreciation.

Our box business generates revenue from the sale of boxes (new and used), software conversion kits, content fees, license fees, participation fees, parts, and services. For the 13 and 26 weeks ending May 3, 2009, 92.3% and 93.7%, respectively, of our box business sales were derived from the sale of new and used equipment, conversion kits, and parts compared to 86.1% and 71.4% for the three and six months ending April 30, 2008.  In some instances, we recognize recurring participation revenue in lieu of a one-time machine sale. Increasing market share in existing markets and expanding product placement into new markets drive revenue growth.

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

For the quarter, we reported a net loss of $69 thousand for the 13 weeks ended May 3, 2009, compared to a net profit of $0.1 million for the three months ended April 30, 2008. Although we experienced a $1.3 million decline in revenue for the second quarter of 2009 compared to the same period of 2008, our gross margin improved  from 55.5% to 62.9%.  Year to date, we reported a net loss of $0.7 million for the 26 weeks ended May 3, 2009, compared to a net profit of $0.4 million for the six months ended April 30, 2008. Although we experienced a $3.8 million decline in revenue for the 26 weeks of 2009 compared to the same period of 2008, our gross margin improved from 56.1% in 2008 to 59.9% for 2009.  This improvement in gross margin for both the second quarter and year-to- date is the result of aligning service and operating expenses to our revenue and business levels.  The increase in general and administrative (“G&A”) expense for 2009 in both the second quarter and year-to-date is due to a non-recurring charge of $0.6 million for the relocation to our new corporate headquarters.  Sales and marketing expense increased during these periods due to investing promotional costs with a distributor to promote revenue growth in Louisiana.  Interest expense for the second quarter of 2009 includes a $0.1 million non-cash benefit to adjust for the value of the interest rate swap contract, while year-to-date interest expense includes a $0.9 million non-cash expense adjustment for the value of the interest rate swap contract.  For the quarter, we recorded a deferred tax benefit of $77 thousand which brought our net loss to $69 thousand or a loss of $0.01 cents per share.  Year-to-date, we recorded a deferred tax benefit of $0.5 million which brought our net loss to $0.7 million or a loss of $0.06 cents per share.

On approximately February 6, 2009, we completed our relocation to the new corporate headquarters. Substantially all the improvements to our new 100,000 square foot facility were completed by the relocation date.

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

RESULTS OF OPERATIONS

13 Weeks Ended May 3, 2009, compared to the Three Months Ended April 30, 2008

The following table sets forth certain selected unaudited condensed consolidated financial data for the periods indicated:
	13 Weeks Ended May 3, 2009 and Three Months Ended April 30, 2008
	(In Thousands)
	Bingo Equipment				Box Equipment
	13 Wks	Three Mths	$ Change	% Change	13 Wks	Three Mths	$ Change	% Change
	Ended	Ended	Favorable/	Favorable/	Ended	Ended	Favorable/	Favorable/
	5/3/2009	4/30/2008	(Unfavorable)	(Unfavorable)	5/3/2009	4/30/2008	(Unfavorable)	(Unfavorable)
Net Revenue	$11,015	$11,150	$(135)	-1.21%	$1,573	$2,720	$(1,147)	-42.17%
Cost of Revenue	3,751	4,582	831	18.14%	917	1,587	670	42.22%
Gross Profit	7,264	6,568	696	10.60%	656	1,133	(477)	-42.10%
Gross Margin	65.95%	58.91%	7.04%		41.70%	41.65%	0.05%
Operating Expenses:
General and administrative	1,888	2,023	135	6.67%	1,084	533	(551)	-103.38%
Sales and marketing	2,963	2,549	(414)	-16.24%	376	164	(212)	-129.27%
Research and Development	565	917	352	38.39%	746	425	(321)	-75.53%
Total operating expenses	5,416	5,489	73	1.33%	2,206	1,122	(1,084)	-96.61%
Income from operations	1,848	1,079	769	71.27%	(1,550)	11	(1,561)	-14190.91%
Interest Expense	(84)	(15)	(69)	-460.00%	(435)	(654)	219	33.49%
Impairment of investments	0	(285)	285	100.00%	0	0	0	0
Other income (expense), net	71	34	37	108.82%	4	11	(7)	-63.64%
Income (loss) before income taxes	1,835	813	1,022	125.71%	(1,981)	(632)	(1,349)	-213.45%
Provision (benefit) for income taxes	670	326	(344)	-105.52%	(747)	(258)	489	189.53%
Net income (loss)	$1,165	$487	$678	139.22%	$(1,234)	$(374)	$(860)	-229.95%

Net Revenue

Bingo net revenue decreased $135 thousand for the 13 weeks ended May 3, 2009, or 1.2% to $11.0 million from $11.2 million compared to the three months ended April 30, 2008. The decrease in bingo net revenue is primarily due to hall closures and price adjustments from the economy and competition, which was partially offset by an increase due to new business from new products.

Box net revenues decreased $1.1 million for the 13 weeks ended May 3, 2009, or 42.2% to $1.6 million from $2.7 million compared to the three months ended April 30, 2008 primarily due to weakened demand.  In addition, the Company has experienced some delays in releasing new products as we collaborate with regulators to obtain approvals on new software programs and other features in certain markets.

Cost of Revenue

Bingo cost of revenue decreased 18% to $3.8 million for the 13 weeks ended May 3, 2009, from $4.6 million for the three months ended April 30, 2008. Bingo equipment depreciation decreased by approximately $0.5 million for the 13 weeks ended May 3, 2009, primarily due to certain products becoming fully depreciated, and service labor decreased by $0.2 million due to aligning expenses to business levels.

Box cost of revenue decreased 42.2% to $0.9 million for the 13 weeks ended May 3, 2009, from $1.6 million for the three months ended April 30, 2008. The decrease in cost of revenue is directly related to the decline in net revenue.

Gross Profit

Bingo gross profit increased 10.6% to $7.3 million for the 13 weeks ended May 3, 2009, from $6.6 million for the three months ended April 30, 2008.  Bingo gross margin increased to 65.9% of net revenue for the 13 weeks ended May 3, 2009, from 58.9% of net revenue for the three months ended April 30, 2008.  The 7.0 point increase in bingo gross margin is related to cost containment efforts in service and operations plus other cost of revenue decreases as described above.

Box gross profit decreased 42.1% to $0.7 million for the 13 weeks ended May 3, 2009, from $1.1 million for the three months ended April 30, 2008.  The decrease is directly related to the decrease in net revenue as described above.  Box gross margin remained constant at 41.7% of net revenue for both the 13 weeks ended May 3, 2009 and for the three months ended April 30, 2008.

Operating Expenses

Bingo general and administrative costs decreased 6.7% to $1.9 million or 17.1% of net revenue for the 13 weeks ended May 3, 2009, from $2.0 million, or 18.1% of net revenue for the three months ended April 30, 2008. This decline in costs is related to expenses incurred in the 2nd quarter 2008 for regulatory licensing and legal matters that have since been resolved, offset in part by non-recurring charges for the relocation to our corporate headquarters.  These relocation charges of approximately $0.6 million include one-time moving expenses, write-off of leasehold improvements and other assets, plus landlord settlement for early termination of our old corporate headquarters.

Box general and administrative costs increased 103% to $1.1 million or 68.9% of net revenue in the 13 weeks ended May 3, 2009, from $0.5 million, or 19.6% of net revenue for the three months ended April 30, 2008. The increase is due to the increased cost of equipment testing, regulatory submissions, jurisdictional licensing, audit and legal fees as we position ourselves for growth in our box business.

Bingo sales and marketing expenses for the 13 weeks ended May 3, 2009 increased by $0.4 million or 16.2% over the three months ended April 30, 2008 to $2.9 million. This increase in bingo sales and marketing expenses is due to the increase in employee related costs as we build the sales organization to  take advantage of both new markets and competitive opportunities, and an increase in distributor commissions as the revenue in their markets has increased.

Box sales and marketing expenses for the 13 weeks ended May 3, 2009 increased to $0.4 million, from $0.2 million for the three months ended April 30, 2008.  This increase is primarily due to investing promotional costs with a distributor to promote revenue growth in Louisiana.

Bingo research and development expenses decreased 38.4% to $0.6 million for the 13 weeks ended April 30, 2009, from $0.9 million for the three months ended April 30, 2008. The decrease is due to the timing of incurring costs for development and equipment testing activity of bingo systems.

Box research and development expenses increased by $0.3 million to $0.7 million for the 13 weeks ended May 3, 2009, from $0.4 million for the three months ended April 30, 2008. The increase is due to the increased demand from major VLT customers for custom software development and new hardware design.

Interest Expense

Interest expense was $0.5 million for the 13 weeks ended May 3, 2009, compared to $0.7 million for the three months ended April 30, 2008, a decrease of $0.2 million.  The decrease is primarily due to the non-cash benefit to adjust for the value of the interest rate swap contract and a lower effective annual borrowing rate of 6.79% for 2009 compared to 9.0% for 2008.

26 Weeks Ended May 3, 2009, compared to the Six Months Ended April 30, 2008

The following table sets forth certain selected unaudited condensed consolidated financial data for the periods indicated:
	26 Weeks Ended May 3, 2009 and Six Months Ended April 30, 2008
	(In Thousands)
	Bingo Equipment				Box Equipment
	26 Wks	Six Mths	$ Change	% Change	26 Wks	Six Mths	$ Change	% Change
	Ended	Ended	Favorable/	Favorable/	Ended	Ended	Favorable/	Favorable/
	5/3/2009	4/30/2008	(Unfavorable)	(Unfavorable)	5/3/2009	4/30/2008	(Unfavorable)	(Unfavorable)
Net Revenue	$21,167	$22,218	$(1,051)	-4.73%	$4,127	$6,836	$(2,709)	-39.63%
Cost of Revenue	7,627	9,273	1,646	17.75%	2,509	3,496	987	28.23%
Gross Profit	13,540	12,945	595	4.60%	1,618	3,340	(1,722)	-51.56%
Gross Margin	63.97%	58.26%	5.70%		39.21%	48.86%	-9.65%
Operating Expenses:
General and administrative	3,527	4,153	626	15.07%	2,270	1,161	(1,109)	-95.52%
Sales and marketing	5,258	4,957	(301)	-6.07%	719	293	(426)	-145.39%
Research and Development	1,441	1,969	528	26.82%	1,262	863	(399)	-46.23%
Total operating expenses	10,226	11,079	853	7.70%	4,251	2,317	(1,934)	-83.47%
Income from operations	3,314	1,866	1,448	77.60%	(2,633)	1,023	(3,656)	-357.38%
Interest Expense	(264)	(25)	(239)	-956.00%	(1,775)	(1,357)	(418)	-30.80%
Impairment of investments	0	(977)	977	100.00%	0	0	0	0
Other income (expense), net	121	143	(22)	-15.38%	9	26	(17)	-65.38%
Income (loss) before income taxes	3,171	1,007	2,164	214.90%	(4,399)	(308)	(4,091)	-1328.25%
Provision (benefit) for income taxes	1,231	504	(727)	-144.25%	(1,707)	(249)	1,458	585.54%
Net income (loss)	$1,940	$503	$1,437	285.69%	$(2,692)	$(59)	$(2,633)	-4462.71%

Net Revenue

Bingo net revenue for the 26 weeks ended May 3, 2009 decreased 4.7% to $21.2 million from $22.2 million compared to the six months ended April 30, 2008.  The decrease in bingo net revenue is primarily due to hall closures and price adjustments from the economy and competition.  This was partially offset by an increase due to new business from new products.

Box net revenue for the 26 weeks ended May 3, 2009 decreased 39.6% to $4.1 million from $6.8 million compared to the six months ended April 30, 2008.  The decrease in box revenues is primarily due to weakened demand.  In addition, the Company has experienced some delays in releasing new product as we collaborate with regulators to obtain approvals on new software programs and other features in certain markets.

Cost of Revenue

Bingo cost of revenue decreased 18% to $7.6 million for the 26 weeks ended May 3, 2009, from $9.3 million for the six months ended April 30, 2008.  Bingo equipment depreciation decreased by approximately $0.9 million due to certain product becoming fully depreciated, and service labor decreased by $0.5 million due to aligning expenses to our business levels.

Box business cost of revenue decreased 28.2% to $2.5 million for the 26 weeks ended May 3, 2009, from $3.5 million for the six months ended April 30, 2008.  The decrease in cost of revenue is related to the decline in net revenue.

Gross Profit

Bingo gross profit increased 4.6% to $13.5 million for the 26 weeks ended May 3, 2009, from $12.9 million for the six months ended April 30, 2008.  Bingo gross margin increased to 64.0% of net revenue from 58.3% of net revenue for the respective periods.  Bingo gross margin increased 5.7 points due to lower cost of revenue and cost containment efforts as described above.

Box gross profit decreased 51.6% to $1.6 million for the 26 weeks ended May 3, 2009, from $3.3 million for the six months ended April 30, 2008 directly related to the decrease in net revenue.  Box gross profit decreased to 39.2% of net revenue for the 26 weeks ended May 3, 2009, from 48.9% of net revenue for the six months ended April 30, 2008.  The decline in box gross margin of 9.7 points is due to a mix of lower margin sales to Louisiana, which is a distributor-based jurisdiction.

Operating Expenses

Bingo general and administrative costs decreased 15.1% to $3.5 million or 16.7% of net revenue for the 26 weeks ended May 3, 2009, from $4.2 million, or 18.7% of net revenue for the six months ended April 30, 2008.  The decline is related to expenses incurred in the 2n quarter of 2008 for regulatory licensing and legal matters that have since been resolved, partially offset by non-recurring charges for the relocation of our corporate headquarters.

Box general and administrative costs increased 95.5% to $2.3 million or 55% of net revenue in the 26 weeks ended May 3, 2009, from $1.2 million or 17% of net revenue for the six months ended April 30, 2008. The increase is due to the increased cost of equipment testing, regulatory submission, jurisdictional licensing, and audit and legal fees as we position ourselves for growth in our box business.

Bingo sales and marketing expenses for the 26 weeks ended May 3, 2009 increased by $0.3 million or 6% over the six months ended April 30, 2008 to $5.3 million.  This increase in bingo sales and marketing expenses is due to the increase in employee related costs as we build the sales organization to take advantage of both new markets and competitive opportunities and an increase in distributor commissions as the revenue in their markets has increased.

Box sales and marketing expenses for the 26 weeks ended May 3, 2009 increased to $0.7 million, from $0.3 million for the six months ended April 30, 2008. This increase is primarily due to investing promotional costs with a distributor to promote revenue growth in Louisiana.

Bingo research and development expenses decreased 26.8% to $1.4 million for the 26 weeks ended April 30, 2009, from $2.0 million for the six months ended April 30, 2008. The decrease is due to the timing of incurring costs for development and equipment testing activity of bingo systems.

Box research and development expenses increased by $0.4 million to $1.3 million for the 26 weeks ended May 3, 2009, from $0.9 million for the six months ended April 30, 2008. The increase is due to the increased demand from major VLT customers for custom software development and new hardware design.

Interest Expense

Interest expense was $2.0 million for the 26 weeks ended May 3, 2009 compared to $1.4 million for the six months ended April 30, 2008, an increase of $0.6 million.  Interest increased for the 26 weeks ended May 3, 2009 due to a $0.9 million non-cash expense to adjust for the value of the interest rate swap contract, offset by $0.2 in capitalized interest and a lower effective borrowing rate.

LIQUIDITY AND CAPITAL RESOURCES

We have funded our operations and capital expenditures through cash from operations and other capital sources. As of May 3, 2009, and November 2, 2008, we had a working capital balance of $9.7 million and $9.1 million, respectively. As of May 3, 2009, our principal source of liquidity included cash and cash equivalents of $6.4 million and a $2.0 million revolving credit facility with no amounts drawn. Current liabilities include an accrued liability of $4.0 million in connection with a contingent litigation judgment.

Operating activities provided $6.2 million of cash for the 26 weeks ended May 3, 2009 compared with $6.8 million for the six months ended April 30, 2008. The $6.2 million consisted of a net loss of $0.7 million, adjusted by $4.3 million for depreciation, amortization, obsolescence provisions, and loss on disposal of equipment, a $0.9 million non-cash benefit adjustment for the interest rate swap, and $1.8 million provided by other net changes in operating assets and liabilities. During the six months ended April 30, 2008, the $6.8 million consisted primarily of our net income of $0.4 million adjusted by $5.2 million for depreciation, amortization, obsolescence provisions, and loss on disposal of bingo terminals and related equipment, a $1.0 million impairment of investments, and $0.2 million provided by other net changes in operating assets and liabilities.

We used approximately $3.5 million of cash in investing activities during the 26 weeks ended May 3, 2009 compared to $1.2 million of cash provided during the six months ended April 30, 2008. The $3.5 million consisted of $6.2 million of capital expenditures, offset in part by the use of $2.6 million of restricted cash to fund capital spending on the improvements for our new headquarters.  During the six months ended April 30, 2008, the $1.2 million included $3.6 million received from the sale of short-term investments offset in part by $2.4 million of capital expenditures.

Financing activities used $2.4 million during the 26 weeks ended May 3, 2009 compared to $5.1 million during the six months ended April 30, 2008. The $2.4 million used during the 26 weeks ended May 3, 2009 was for the payments on long-term debt. The $5.1 million used during the six months ended April 30, 2008 included payments on long-term debt of approximately $2.2 million and the purchase of the Company’s common stock for approximately $2.9 million.

Our New Credit Facility, as amended, provided a total of $40.0 million of financing, $38.0 million of which is in the form of a term loan and $2.0 million of which is in the form of a revolving line of credit.  Proceeds from the New Credit Facility were used to refinance our prior credit facility, acquire real property, and for general corporate purposes.  The term loan matures on August 28, 2013 with monthly interest payments beginning September 30, 2008 based upon one-month LIBOR rate plus 2.80% and quarterly principal payments of approximately $1.1 million beginning October 31, 2008 until the loan is repaid in full.  The Senior Secured Revolving Credit Facility matures on August 31, 2010, with monthly interest-only payments due on the last day of each month beginning September 30, 2008 with an interest rate of either (i) the higher of the Agent's prime rate or the Federal Funds rate plus 0.50% (a "Base Rate Loan) or (ii) 1, 2, 3, 6, or 12-month LIBOR rate plus 2.5%. With respect to the term loan, we entered into an interest rate swap agreement which exchanged the variable one-month LIBOR rate for a fixed LIBOR rate of 3.99% per annum effective August 22, 2008 through the maturity of the loan.  The New Credit Facility provides for a mandatory prepayment of principal equal to 50% of free cash flow when a collateral shortfall is present, measured on an annual basis beginning October 31, 2009. A collateral shortfall will exist if the outstanding principal balance of the New Credit Facility exceeds the sum of (i) 100% of cash held in a control account, (ii) 80% of accounts receivable, (iii) 50% of net book value of finished goods and raw materials, (iv) 75% of the net book value of land, buildings, and property improvements, and (v) 50% of the net book value of all other fixed assets. Free cash flow is defined as EBITDA as of the fiscal year then ended less the sum of (i) unfinanced capital expenditures, (ii) cash paid interest, (iii) cash paid taxes, (iv) the change in working capital, and (v) debt amortization under the New Credit Facility.  In the event a collateral shortfall exists on October 31, 2009 and the Company is required to make a prepayment, management does not believe the Company's operations will be adversely affected.

We believe that cash flows from operations, cash, cash equivalents, and amounts available under our New Credit Facility will be sufficient to support our operations, provide for budgeted capital expenditures, and meet liquidity requirements through the remainder of fiscal 2009. Our long-term liquidity requirements depend on many factors, including the rate at which we expand our business and whether we do so internally or through acquisitions. In addition, we may pursue strategic opportunities that could require us to fund our portion of operating expenses of such ventures and may require us to advance additional amounts should any partners in such ventures be unable to meet unanticipated capital requirements or similar funding events. To the extent that the funds generated from the sources described above are insufficient to fund our activities in the long term, we may be required to raise additional funds through public or private financing. No assurance can be given that the additional financing will be available or that, if it is available, it will be on terms acceptable to us. In the event we were unable to raise additional capital if needed, further measures would be necessary, including the delay or reduction of our operations, research and development and other activities. Certain of these measures may require third-party consent or approvals, including our lenders under the New Credit Facility, certain regulatory bodies, and others, and there are no assurances such consent or approvals could be obtained. Management does not believe that these limitations will adversely affect our operations or our ability to acquire necessary capital.

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

Contractual Obligations

The following table presents information on contractual obligations held as of May 3, 2009 (in thousands):
	Payments Due by Period
	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years
Long-Term Debt Obligations:
Term Loan Facility	$34,647	$4,471	$13,413	$16,763	$-
Estimated Interest Payments	7,519	2,240	4,902	377	-
Other Notes Payable	135	49	86	-	-
Operating Leases	1,070	729	341	-	-
Total	$43,371	$7,489	$18,742	$17,140	$-

Purchase Commitments

From time to time, we enter into commitments with our vendors to purchase box parts, bingo terminals and support equipment at fixed prices and/or guaranteed quantities. We entered into a construction agreement in September 2008 with a general contractor for $2.7 million for improvements to our new corporate headquarters, which was funded by loan proceeds in a restricted cash account. As of May 3, 2009, this commitment was fulfilled and the building improvements were completed.

Various orders for product have been placed throughout fiscal 2008 and the first two quarters of 2009, of which $0.1 million was outstanding as of May 3, 2009.  All purchases are expected to occur by the end of fiscal 2009.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market Risks

At May 3, 2009, we held auction rate securities (“ARS”) with an aggregate purchase price of approximately $3.9 million. With the liquidity issues experienced in global credit and capital markets, the ARS held by us at May 3, 2009 have experienced multiple failed auctions as the amount of securities submitted for sale exceeded the amount of purchase orders.  Although six of the eight ARS continue to pay interest according to their stated terms, based on the fair value of the investments and an analysis of other-than temporary impairment factors, we recorded a pre-tax impairment charge of approximately $3.3 million as of the 53 weeks ended November 2, 2008.  We did not incur an impairment charge for the 13 weeks ended May 3, 2009.  If uncertainties in the credit and capital markets deteriorate further or we experience any additional rating downgrades on any of our ARS, we may incur up to an additional $0.6 million impairment charge related to our ARS (representing the aggregate fair value of our ARS at May 3, 2009), which could negatively affect our financial condition and reported earnings.

On August 22, 2008, we terminated our existing credit facility. Concurrently, we entered into a Senior Secured Credit Facility (the “New Credit Facility”) with U.S. Bank N.A. as lender, lead arranger and administrative agent, and Bank of the West as lender (collectively “Lenders”) that provides up to $40.0 million of financing for our company, $38.0 million of which is represented by a term loan note and $2 million of which is a Senior Secured Revolving Credit Facility. U.S. Bank N.A. will hold up to $25.0 million of the New Credit Facility and Bank of the West will hold up to $15.0 million. As of May 3, 2009, the balance of the term loan was $34.6 million, and there was no outstanding balance on the revolver.

The term loan requires monthly interest payments which began on September 30, 2008, and quarterly principal payments of approximately $1.1 million which began on October 31, 2008, until its maturity on August 28, 2013, when the balance will be due in full. The interest rate for the term loan varies based upon the one-month LIBOR rate plus 2.80%.  With respect to the term loan, we also entered into an interest rate swap agreement with U.S. Bank N. A., which exchanged the variable one-month LIBOR rate of the term loan for a fixed LIBOR rate of 3.99% per annum effective August 22, 2008, through the maturity of the term loan. As of May 3, 2009, there was $34.6 million outstanding under the term loan, and the average interest rate is 6.79%.

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

We have evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures as of May 3, 2009. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective as of May 3, 2009.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during the 13 weeks ended May 3, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A. RISK FACTORS

Other than as described below, there have been no material changes from the risk factors previously disclosed in our 2008 Form 10-K and Form 10-Q for the 13 weeks ended February 1, 2009.

We must continue to meet NASDAQ Global Market continued listing requirements or we risk delisting.

Our common stock is listed on the NASDAQ Global Market.  In order to maintain that listing, we are required to satisfy minimum financial and other continued listing requirements, including, without limitation, maintaining a $1.00 per share minimum closing bid price for our common stock.  In response to current market conditions, NASDAQ has temporarily suspended the enforcement rules requiring the minimum $1.00 closing bid price through July 19, 2009.

If the closing bid price of our common stock is below $1.00 for 30 consecutive business days after July 19, 2009, we could receive notice from NASDAQ stating that the minimum bid price of our common stock is below continued listing standards.  To regain compliance, our common stock would need to close at $1.00 or more for any 10 consecutive business days during the 180 calendar days following our receipt of the notice.  If we are unable to regain compliance within 180 calendar days, NASDAQ would determine whether we meet the initial listing criteria for the NASDAQ Capital Market other than the bid price requirement.  If we met such criteria, we would be afforded an additional 180 calendar days to regain compliance with the minimum bid price rule.

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

Not Applicable

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not Applicable

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

We held our 2009 Annual Meeting of Stockholders on April 1, 2009.  The following nominees were elected to our Board of Directors to serve as directors until the next annual meeting of stockholders and until their successors are elected and qualified:

Nominee	Voters in Favor	Withheld
Donald K. Whitaker	8,992,876	1,641,868
Richard H. Irvine	8,992,530	1,642,214
Scott H. Shackelton	8,989,875	1,644,869
Richard T. Fedor	8,988,836	1,645,908
Jay M. Meilstrup	7,050,884	3,583,896

The following additional items were voted upon by our stockholders:

Proposal to ratify the appointment of Grant Thornton LLP, an independent registered public accounting firm, as our independent auditor for the fiscal year ending November 1, 2009.

Votes in Favor	Against	Abstained	Not Voted
10,628,831	5,572	3,341	1,115,915

ITEM 5. OTHER INFORMATION

Not Applicable

ITEM 6. EXHIBITS

2.1	Asset Purchase Agreement dated August 30, 2006, between GameTech International, Inc. and Summit Amusement & Distributing Ltd. (1)
3.1	Certificate of Incorporation of the Registrant, as amended (2)
3.2	Certificate of Designation of Series A Junior Participating Preferred Stock of the Registrant (3)
3.3	Second Amended and Restated Bylaws of the Registrant (4)
4.1	GameTech International, Inc. Registration Rights Agreement (5)
4.2	Rights Agreement, dated as of March 7, 2003, between GameTech International, Inc. and Mellon Investor Services, LLC, as rights agent (6)
4.3	Specimen Common Stock Certificate (3)
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended.
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended.
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K dated August 30, 2006 as filed with the Commission on or about August 31, 2006.
(2)	Incorporated by reference to Exhibits 3.1 to the Registrant’s Registration Statement on Form S-1 (Registration No. 333-34967) as filed with the Commission on or about September 4, 1997.
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

Signature	Title	Date

/S/ Jay M. Meilstrup	Chief Executive Officer and President
	(Principal Executive Officer)	June 5, 2009

/S/ Marcia R. Martin	Chief Financial Officer
	(Principal Financial and Accounting Officer)	June 5, 2009