Form 10-Q
period 2009-08-02
GAMETECH INTERNATIONAL INC
filed 2009-09-10
CIK 1045014

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
       Washington, D.C. 20549

       FORM 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the 13 weeks ended August 2, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐	Accelerated filer ☑
Non-accelerated filer ☐	Smaller reporting company☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

On September 4, 2009, the registrant had 11,731,270 outstanding shares of its Common Stock, par value $0.001 per share.

GAMETECH INTERNATIONAL, INC.
QUARTERLY REPORT ON FORM 10-Q
FOR THE 13 WEEKS ENDED AUGUST 2, 2009

INDEX

Page
No.
PART 1. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)	3
Condensed Consolidated Balance sheets as of August 2, 2009 (Unaudited) and November 2, 2008	3
Unaudited Condensed Consolidated Statements Of Operations for the 13 and 39 Weeks Ended August 2, 2009 and the Three and Nine Months Ended July 31, 2008	4
Unaudited Condensed Consolidated Statements of Cash Flows for the 39 Weeks Ended August 2, 2009 and the Nine Months ended July 31, 2008	5
NOTES TO FINANCIAL STATEMENTS	6
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	14
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	19
ITEM 4. CONTROLS AND PROCEDURES	20
PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS	20
ITEM 1A. RISK FACTORS	20
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS	21
ITEM 3. DEFAULTS UPON SENIOR SECURITIES	21
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS	21
ITEM 5. OTHER INFORMATION	21
ITEM 6. EXHIBITS	22
SIGNATURES	23

PART 1.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

GAMETECH INTERNATIONAL, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In Thousands, except shares and per share amounts)
(Unaudited)

	August 2, 2009	November 2, 2008
	(Unaudited)	(Note 1)
ASSETS:
Current assets:
Cash and cash equivalents	$7,363	$6,076
Accounts receivable, net of allowances of $1,559 in 2009 and $1,217 in 2008	6,865	6,303
Inventory	7,501	8,976
Deposits	27	42
Prepaid expenses and other current assets	968	912
Prepaid income taxes	-	1,634
Current portion of notes receivable	31	119
Deferred income taxes	1,944	1,825
Total current assets	24,699	25,887

Property, bingo equipment, furniture and other equipment, net	22,203	22,884
Goodwill, net	25,900	25,900
Intangibles, less accumulated amortization of $6,514 in 2009 and $6,197 in 2008	5,557	6,302
Restricted cash	516	3,158
Notes receivable, net of current portion	-	1
Deferred income taxes	5,696	4,539
Debt acquisition costs, net	236	258
Investments	567	566
Total assets	$85,374	$89,495
LIABILITIES AND STOCKHOLDERS’ EQUITY:
Current liabilities:
Accounts payable	$498	$2,278
Accrued payroll and related obligations	1,112	1,168
Accrued loss contingencies	4,022	4,022
Income taxes payable	750	0
Current portion of long-term debt	4,520	4,509
Deferred revenue	3,632	3,502
Other accrued liabilities	1,507	1,285
Total current liabilities	16,041	16,764

Long-term debt, net of current portion	29,134	32,652
Interest rate swap	1,291	668
Deferred income taxes	1	1
Total liabilities	46,467	50,085

Stockholders’ equity:
Common stock, $0.001 par value: 40,000,000 shares authorized; 14,485,538 shares issued	$14	$14
Additional paid in capital	51,900	51,561
Retained earnings (deficit)	(298)	543
Treasury stock, at cost, 2,774,268 shares in 2009 and 2,781,283 shares in 2008	(12,709)	(12,708)
Total stockholders’ equity	38,907	39,410
Total liabilities and stockholders’ equity	$85,374	$89,495

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GAMETECH INTERNATIONAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In Thousands, except per share amounts)
(Unaudited)

	13 Weeks Ended	Three Months Ended	39 Weeks Ended	Nine Months Ended
	August 2, 2009	July 31, 2008	August 2, 2009	July 31, 2008
Net revenue	$11,443	$13,362	$36,738	$42,416
Cost of revenue	4,934	6,815	15,070	19,584
Gross profit	6,509	6,547	21,668	22,832
Gross margin	56.9%	49.0%	59.0%	53.8%

Operating expenses:
General and administrative	2,364	2,503	7,840	7,817
Sales and marketing	2,593	2,625	8,569	7,876
Research and development	1,373	1,430	4,076	4,261
Total operating expenses	6,330	6,558	20,485	19,954
Income (loss) from operations	179	(11)	1,183	2,878

Interest expense	(316)	(768)	(2,355)	(2,150)
Impairment of investments	-	(102)	-	(1,079)
Other income (expense), net	175	111	(17)	280
Income (loss) before income taxes	38	(770)	(1,189)	(71)
Provision (benefit) for income taxes	129	(282)	(347)	(27)
Net income (loss)
	$(91)	$(488)	$(842)	$(44)

Net income (loss) per share:
Basic	$(0.01)	$(0.04)	$(0.07)	$0.00
Diluted	$(0.01)	$(0.04)	$(0.07)	$0.00

Shares used in calculating net income (loss) per share:
Basic	11,701	12,079	11,699	12,244
Diluted	11,701	12,079	11,699	12,244

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GAMETECH INTERNATIONAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, In Thousands)

	39 Weeks Ended	Nine Months Ended
	August 2, 2009	July 31, 2008
Cash flows from operating activities:
Net income (loss)	$(842)	$(44)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	6,090	7,695
Obsolescence and loss on disposal of bingo terminals and related equipment	147	609
Loss on disposal of furniture and other equipment	93	9
Loss on investment impairment	-	1,079
Stock compensation expense	340	58
Deferred income taxes	(1,275)	(234)
Amortization of debt acquisition costs	42	42
Interest rate swap	623	-
Interest on investments	(105)	(271)
Interest on restricted cash	-	(11)
Other changes in operating assets and liabilities:
Accounts receivable, net	(562)	2,088
Deposits	15	(121)
Inventory	1,448	(358)
Prepaid taxes	1,634	(524)
Prepaid expenses and other current assets	(70)	(514)
Notes receivable	89	90
Income taxes payable	750	-
Accounts payable	83	(1,014)
Accrued payroll and related obligations	(56)	492
Deferred revenues	130	2,715
Other accrued liabilities	222	8
Net cash provided by operating activities	8,796	11,794
Cash flows from investing activities:
Proceeds from sale of short-term investments	105	10,158
Acquisition of intangibles	(188)	-
Payments for purchase of short-term investments	-	(6,000)
Restricted cash for capital expenditures	2,642	-
Capital expenditures for property, bingo equipment, furniture, and other equipment	(6,553)	(3,537)
Net cash provided by (used in) investing activities	(3,994)	621
Cash flows from financing activities:
Payments on long-term debt	(3,492)	(3,336)
Repurchase of treasury stock	(2)	(3,073)
Payment for debt acquisition costs	(21)	-
Net cash (used in) financing activities	(3,515)	(6,409)
Net increase in cash and cash equivalents	1,287	6,006
Cash and cash equivalents at beginning of period	6,076	3,630
Cash and cash equivalents at end of period	$7,363	$9,636

Supplemental cash flow information:
Cash paid during the period for:
Interest	$1,827	$2,105
Income taxes	$164	$757
Non-cash investing and financing activities:
Acquisition of assets included in accounts payable	$118	$485
Settlement of related party receivable in the company's common stock	$-	$500
Issuance of note payable for insurance	$-	$53

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NOTES TO FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements and related disclosures as of August 2, 2009, have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) applicable to interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In our opinion, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of our financial position and interim results have been included. Operating results for the 13 and 39 weeks ended August 2, 2009, are not necessarily indicative of the results that may be expected for the current fiscal year or any other period.

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

CONCENTRATION OF CREDIT RISKS

Financial instruments, which potentially subject us to concentration of credit risk, consist primarily of cash and cash equivalents, investments, and trade receivables. Cash and cash equivalents primarily consist of money market accounts. Cash and cash equivalents are in excess of Federal Deposit Insurance Corporation insurance limits.

No single customer comprised more than ten percent of our total revenue during fiscal years 2008 and 2007.   We conduct a substantial amount of our business through distributor relationships, many of which we act as a collection agent.  As of August 2, 2009, there was one distributor that represented 35.2% of the consolidated accounts receivable balance, with sales during the quarter representing 80.1% of box sales and 15.1% of overall sales; and for the 39 weeks ended August 2, 2009, represented 75.8% of box sales and 13.0% of overall sales.

DEFERRED REVENUE

Deferred revenue consists of amounts received or billed after product is delivered or services are rendered, but prior to meeting all of the requirements for revenue recognition.  Complex systems and/or multiple element contracts may take several months to complete and our deferred revenues may increase as our products evolve toward a more systems-centric environment.  Deferred revenue totaled $3.6 million at August 2, 2009 as compared to $3.5 million at November 2, 2008, and primarily represents amounts received for future deliverables.

ACCOUNTS RECEIVABLE AND ALLOWANCE FOR DOUBTFUL ACCOUNTS

Accounts receivable are recorded when revenue is recognized in accordance with our revenue recognition policy and represent claims against third parties that will be settled in cash. The carrying value of our receivables, net of allowances, represents our estimated net realizable value. The balance of accounts receivable as of August 2, 2009 is $8.4 million with an allowance for doubtful accounts totaling $1.5 million, for net accounts receivable of $6.9 million.

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

INVENTORIES

Inventories are stated at the lower of cost or market. Our raw materials are valued using the first-in, first-out method and our finished goods are valued using average costing that approximates the first-in, first-out method. Management periodically reviews inventory balances, using recent and future expected sales to identify slow-moving or obsolete items.  Inventories consist of the following at August 2, 2009 (in thousands):

	August 2, 2009	November 2, 2008
Raw Materials	$3,066	$2,474
Work in Progress	3,142	4,480
Finished Goods	1,293	2,022
	$7,501	$8,976

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

On August 22, 2008, we purchased from RKD Holdings, L.L.C. certain real property in southwest Reno, Nevada for an aggregate purchase price of $7.2 million. The real property includes an approximately 100,000 square foot building that is being used as our new headquarters. We have invested approximately $3.3 million in additional improvements to the interior of the building to add office space, and provide for the manufacturing and assembly needs of bingo, VLT and slot equipment. The purchase price of the building and related improvements have been funded by proceeds from the New Credit Facility, of which $2.7 million was held in a construction control cash account with U.S. Bank N.A.  The New Credit Facility provided for the release of the funds to cover payments for the construction of the additional improvements. As of May 3, 2009, the account was closed.  We relocated to our new corporate headquarters and completed all major building improvements during the second quarter of 2009.  We expensed $321 thousand of related exit fees during the second quarter of 2009 such as the write-off of leasehold improvements, prepaid insurance, final rents, prepaid real estate property taxes, and utilities related to our old headquarters.

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

Our evaluation of the goodwill of our operations consists of two reporting units, bingo and box. Goodwill of a reporting unit must be tested for impairment on at least an annual basis.  We conduct our annual goodwill impairment analysis during the fourth quarter of each fiscal year, measured as of July 31, using an outside third party.  In addition to our annual review, we assess the impairment of goodwill whenever events or changes in circumstances indicate that the carrying value of a reporting unit may be greater than its fair value.  Factors that we consider important that could trigger an impairment review include significant changes in the manner of the use of our assets or the strategy for our overall business and significant negative industry or economic trends. We also consider operating results, forecasts, anticipated future cash flows, and market place data when determining whether we have a triggering event.

The evaluation of goodwill and other non-amortizing intangible assets requires the use of estimates about future operating results of each reporting unit to determine their estimated fair value.  Changes in forecasted operations can materially affect these estimates.  The Company determines fair value of each reporting unit using either the market approach, the income approach, or the asset approach.  The choice of which approach to use in a particular situation depends on the specific facts and circumstances associated with the Company, as well as the purpose for which the valuation analysis is being conducted.  In the analysis performed by a third party, the bingo reporting unit was analyzed using the market and income approaches, specifically the market multiple, comparable transaction and discounted cash flow methodologies.  For the box reporting unit, the market multiple and discounted cash flow methods were used, as relevant comparable transactions were not identified. Once an impairment of goodwill or other intangible assets has been recorded, it cannot be reversed.

We do not believe a triggering event requiring us to conduct an interim impairment test has occurred as of August 2, 2009.

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

STOCK-BASED COMPENSATION

We grant stock options to our employees for a fixed number of shares with an exercise price equal to the fair value of the shares on the date of the grant. We also grant restricted stock grants valued at the price equal to the fair value of the shares on the date of grant.

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

For the 13 weeks ended August 2, 2009, we recognized stock-based compensation expense of $118.0 thousand for stock options and restricted stock and a related tax benefit of $45.8 thousand for a net cost of $72.2 thousand.  For the 39 weeks then ended, we recognized stock-based compensation expense of $339.6 thousand and a related tax benefit of $131.8 thousand for a net cost of $207.8 thousand. For the 13 and 39 weeks ended August 2, 2009, there was an effect of $.01 to the basic earnings per share and an effect of $.02 to the diluted earnings per share as a result of recognizing the share-based compensation expense, net of tax.

For the three-month period ended July 31, 2008, we recognized stock-based compensation costs of $87.9 thousand and a related tax benefit of $33.7 thousand for a net cost of $54.2 thousand. This includes an additional compensation expense of $64.5 thousand for two stock option settlements for fully vested equity shares. For the nine months then ended, we recognized stock-based compensation expense of $96.2 thousand and a related tax benefit of $36.8 thousand for a net cost of $59.3 thousand. For the three and nine month periods ended July 31, 2008, there was no effect to either the basic and diluted earnings per share as a result of recognizing the share-based compensation expense, net of tax.

As of August 2, 2009, the total compensation cost related to unvested stock option awards granted to employees under our stock option plan but not recognized was $475 thousand. The cost of each award will be amortized on a straight-line basis over its term, which range from two to four years, and will be adjusted for subsequent changes in estimated forfeitures.  As of August 2, 2009, the compensation related to unvested restricted stock awards granted to employees under our stock option plan, but not yet recognized, was $356 thousand.  The cost will be adjusted for subsequent changes in estimated forfeitures.

During the 13 weeks ended August 2, 2009, we granted stock options for 297,500 shares and granted 25,000 shares of restricted stock. Included in the stock options granted is a modification of an employee’s existing option agreement reducing the number of shares from 50,000 shares to 20,000 shares at a reset price. During the 39 weeks ended August 2, 2009, we granted stock options for 497,500 shares and granted 67,500 shares of restricted stock grants, some of which were pursuant to offer letters made to certain employees during fiscal year 2008.  For the three and nine-month period ended July 31, 2008, we granted 30,000 and 65,000 restricted shares, respectively, to various employees and board members that vest over a three-year period.  The shares were valued at market on the grant date. The awards will be amortized on a straight-line basis over the term of the grants.

INTEREST RATE SWAP CONTRACT

We have entered into an interest rate swap agreement to hedge its interest rate exposure on its credit facility described in Note 9. In this agreement, we agree to pay the counterparty a fixed rate payment in exchange for the counterparty agreeing to pay us a variable rate payment that is intended to approximate our variable rate payment obligation on the credit facility. The payment obligation is based on the notional amount of the swap. Depending on the state of interest rates in general, the use of interest rate swaps could enhance or harm the overall performance of the common shares. The market value of interest rate swaps is based on pricing models that consider the time value of money, volatility, and the current market and contractual prices of the underlying financial instrument. Unrealized gains are reported as an asset and unrealized losses are reported as a liability on the Company’s Consolidated Balance Sheet. The change in value of interest rate swaps, including the accrual of periodic amounts of interest to be paid or received on swaps is reported as interest expense in the Consolidated Statements of Operations.  Swap agreements involve, to varying degrees, elements of market and counterparty risk, and exposures to loss in the related amounts are reflected in the Balance Sheet.

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

In April 2009, the FASB issued FSP FAS No. 107-1 and Accounting Principles Board (APB) No. 28-1, “Interim Disclosures about Fair Value of Financial Instruments.” This FSP amends SFAS No. 107, “Disclosures about Fair Value of Financial Instruments,” and requires disclosures about fair value of financial instruments for interim reporting periods as well as for annual financial statements. Additionally, this FSP amends APB Opinion No. 28, “Interim Financial Reporting,” and requires those disclosures in summarized financial information at interim reporting periods. These disclosures are required for interim reporting periods ending after June 15, 2009. We adopted FSP FAS No. 107-1 and APB No. 28-1 in the third quarter of 2009. As this FSP provides only disclosure requirements, the adoption of this standard will not have a material impact on our financial condition or operating results.

In May 2009, the FASB issued SFAS No. 165, “Subsequent Events.” We adopted SFAS No. 165 during the third quarter of fiscal 2009. SFAS No. 165 incorporates the principles and accounting guidance for recognizing and disclosing subsequent events that originated as auditing standards into the body of authoritative literature issued by the FASB as well as prescribes disclosure regarding the date through which subsequent events have been evaluated. We are required to evaluate subsequent events through the date our financial statements are issued. As SFAS No. 165 is not intended to significantly change the current practice of reporting subsequent events, it did not have an impact on our results of operations, cash flows or financial positions.

In June 2009, the FASB issued SFAS 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles - a replacement of FASB Statement No 162. SFAS 168 established the effective date for use of the FASB codification for interim and annual periods ending after September 15, 2009. Companies should account for the adoption of the guidance on a prospective basis. The Company does not anticipate the adoption of SFAS 168 will have a material impact on their financial statements. The Company will update their disclosures for the appropriate FASB codification references after adoption in the fourth quarter of 2009.

3. INVESTMENTS

Long-term investments at August 2, 2009 consisted of $3.9 million of principal invested in auction rate securities (ARS). The ARS held are private placement securities with long-term nominal maturities with the interest rates reset through a Dutch auction each month. Prior to fiscal 2008, the monthly auctions historically had provided a liquid market for these securities. Our investments in ARS represent interests in collateralized debt obligations supported by pools of residential and commercial mortgages, credit cards, insurance securitizations, and other structured credits, including corporate bonds. Some of the underlying collateral for the ARS we hold consists of sub-prime mortgages.

Consistent with our investment policy guidelines, the ARS investments held had AAA/Aaa credit ratings at the time of purchase. With the liquidity issues experienced in global credit and capital markets, the ARS held by us at August 2, 2009 have experienced multiple failed auctions as the amount of securities submitted for sale exceeded the amount of purchase orders.

Although six of the eight ARS continue to pay interest according to their stated terms, based on the fair value of the investments and an analysis of other-than-temporary impairment factors, we recorded a pre-tax impairment charge of approximately $3.3 million for the 53 weeks ended November 2, 2008.  We did not record any additional pre-tax impairment charge for the 39 weeks ended August 2, 2009. The current value of the ARS as of August 2, 2009 is $0.6 million.

4. GOODWILL AND INTANGIBLES

In fiscal 2007, we acquired the assets of Summit Gaming and added $26.5 million to goodwill. In addition, we acquired $7.7 million in identifiable intangible assets, which are being amortized over 5 to 10 years. We conduct our annual goodwill impairment analysis during the fourth quarter of each fiscal year, measured as of July 31, using an outside third party.   We performed our 2008 annual impairment testing of goodwill and intangibles as of July 31, 2008. Based on a combination of factors, including the economic environment, decreased revenues and increased costs, we recorded a non-cash goodwill impairment associated with our acquisition of Summit of $10.8 million in the fourth quarter of fiscal 2008. The annual evaluation of goodwill and other non-amortizing intangible assets requires the use of estimates about future operating results of each reporting unit to determine their estimated fair value.  Changes in forecasted operations can materially affect these estimates.  Once an impairment of goodwill or other intangible assets has been recorded, it cannot be reversed.  Goodwill of $25.9 million consists of $10.2 million for our Bingo segment and $15.7 million for Box segment.

Intangible assets consisted of the following as of August 2, 2009 (dollars in thousands):
	Cost	Accumulated Amortization	Net Carrying Value	Weighted Average Amortization Period (in years)
Intellectual property (software)	$3,744	$(3,544)	$200	3.2
Copyrights/trademarks	247	(69)	178	10.1
Distributor buyouts	260	(260)	—	—
Summit Gaming identifiable intangible assets:
Customer relationships	3,600	(1,680)	1,920	2.7
Patent applications	620	(121)	499	7.7
Game software library	3,600	(840)	2,760	7.7
	$12,071	$(6,514)	$5,557

Intangible assets consisted of the following as of November 2, 2008 (dollars in thousands):
	Cost	Accumulated Amortization	Net Carrying Value	Weighted Average Amortization Period (in years)
Intellectual property (software)	$4,173	$(4,090)	$83	0.7
Copyrights/trademarks	247	(55)	$192	10.8
Distributor buyouts	260	(260)	$0	0
Summit Gaming identifiable intangible assets:
Customer relationships	3,600	(1,140)	$2,460	3.4
Patent applications	620	(82)	$538	8.4
Game software library	3,600	(571)	$3,029	8.4
	$12,500	$(6,198)	$6,302

Estimated future aggregate amortization expense for intangible assets subject to amortization as of August 2, 2009 is as follows (dollars in thousands):
2009	$408
2010	1,215
2011	1,212
2012	717
2013	430
After 2013	1,575
$5,557

A prepaid royalty of $100,000 was paid during fiscal year 2008 related to a license agreement to develop, manufacture, sell or lease games and gaming devices that use the technology protected by claims in patents owned by Patent Investments Co., LLC. Amortization will not be recognized on this until the life is determined which will not occur until after the software is approved. As a result, the table above does not include any amortization of this amount.

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

(In thousands, except per share amounts)
	13 Weeks Ended	Three Months Ended	39 Weeks Ended	Nine Months Ended
	August 2, 2009	July 31, 2008	August 2, 2009	July 31, 2008

Net income (loss), as reported	$(91)	$(488)	$(842)	$(44)

Weighted average number of shares outstanding	11,701	12,079	11,699	12,244
Incremental shares from the assumed exercise of dilutive stock options	-	-	-	-
Dilutive weighted shares	11,701	12,079	11,699	12,244

Weighted average number of anti-dilutive shares outstanding	-	-	-	-

Net income (loss) per share:
Basic	$(0.01)	$(0.04)	$(0.07)	$0.00
Diluted	$(0.01)	$(0.04)	$(0.07)	$0.00

In all periods included above, the effect of diluted earnings per share are anti-dilutive due to the net loss in each period reported.

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

7. LEGAL PROCEEDINGS

Trend Gaming Systems, LLC Litigation – Texas.  On March 22, 2001, we filed GameTech International, Inc. v. Trend Gaming Systems, LLC, CIV 01-0540 PHX LOA, a claim in the United States District Court for the District of Arizona, seeking a declaratory judgment that we were not in material breach of our November 1, 1999 Distribution Agreement with Trend Gaming Systems, LLC (“Trend”), and seeking damages for past due payments and wrongful withholdings by Trend. Trend counterclaimed, alleging that its payments were in compliance with its contractual obligations. Trend also contended that we were in breach of certain of our contractual obligations to Trend, including that we had wrongfully terminated Trend. On December 16, 2002, the court entered at our request an order enjoining Trend from using approximately $540,000 in funds it had collected on our behalf, pending a trial on our ownership interest in those funds. The money was placed in two bank accounts/constructive trusts, subject to the court’s control. The sums in those accounts now total approximately $646,000. In addition, collections of accounts receivable by Trend, if any, are also being placed in that account, pending the resolution of the case. We have posted a $450,000 deposit with the court as a bond, which is presented as restricted cash on our condensed consolidated balance sheets. The accounts receivable from Trend were fully reserved. During the quarter ended April 30, 2008, we wrote off all receivables and related reserves. Trial in this matter commenced October 4, 2004. On November 1, 2004, the jury returned a verdict in favor of Trend against us in the amount of $3.5 million in compensatory damages. The jury also awarded us $735,000 in compensatory damages against Trend for funds Trend collected on our behalf but failed to remit to us. The court denied all of our post-trial motions, except that it maintained the injunction imposing a constructive trust, pending resolution of the issues on appeal. The court setoff the jury awards and entered an amended judgment for Trend on March 12, 2005, in the amount of $2.8 million, plus interest on that sum at the rate of 3.31% per annum beginning March 30, 2005.

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

Trend Gaming, LLC Litigation – Virginia.  On March 2, 2004, a jury rendered a verdict in our favor and against Trend Gaming, LLC, a Kentucky LLC (“Trend Gaming”) (involving a prior distribution agreement in Virginia) awarding compensatory and punitive damages in the total amount of approximately $1.5 million. The jury also returned a verdict against Steven W. and Rhonda Hieronymus awarding compensatory and punitive damages of $1.0 million. The court reduced compensatory damages against Trend Gaming to $1.1 million. The court affirmed $150,000 in punitive damages against Trend Gaming and awarded us fees and costs of suit against Trend Gaming in the amount of $650,000. Compensatory damages against Mr. and Mrs. Hieronymus have been reduced to $762,000 but the punitive damage award against them in the amount of $150,000 remains unchanged. Of the total compensatory damages of $1.1 million awarded to us, $762,000 represents compensation for lost profits. We can only collect such damages from one of the defendants to avoid a double recovery. Defendants appealed the judgment against them. On March 5, 2007, the Appellate Court entered its ruling affirming the judgment of the lower court in our favor. On June 16, 2008, the Ninth Circuit Court of Appeals awarded attorney fees in the amount of $139,177 in favor of GameTech and jointly and severally against Trend Gaming L.L.C., Steven W. Hieronymous, and the marital estate of Steven W. Hieronymous and Rhonda Hieronymous. We have not recorded an estimated gain contingency, as we can give no assurances whether we will be able to collect any award from the defendants.

We are involved in various other legal proceedings arising in the ordinary course of our business. We do not believe that any of those proceedings will have a material adverse effect on our business, results of operations, or financial condition.

8. INCOME TAXES

We recorded our income tax benefit at an effective rate of 29.2% for the 39 weeks ended August 2, 2009, compared with 38.3% for the nine-month period ended July 31, 2008. The actual effective tax rate is different from the expected federal rate of 34%, reflecting certain permanent differences between financial accounting and tax accounting, and state and foreign tax provisions.

In fiscal 2008, we adopted FIN No. 48, Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109, which creates a single model to address uncertainty in income tax positions and prescribes the minimum recognition threshold a taxation is required to meet before being recognized in the financial statements.  FIN No. 48 also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure, and transition.  The 2008 fiscal year is the first year that we were required to adopt FIN No. 48 as it became effective after the beginning of an entity’s first fiscal year that begins after December 15, 2006.  The impact of FIN No. 48 on our financial position, cash flows and results of operations is not material, therefore during fiscal 2008 and the 39 weeks ended August 2, 2009, we did not book any interest or penalties related to unrecognized tax positions.

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

9. CREDIT AGREEMENT

Our New Credit Facility, as amended, provides a Senior Secured Revolving Credit Facility (the “Revolver”) of $2.0 million, maturing on August 31, 2010, with monthly interest-only payments due on the last day of each month beginning September 30, 2008. We select the interest rate calculation for each advance under the Revolver from two allowable interest rate calculations. The first allowed interest rate calculation, called the Base Rate, is the higher of the Agent’s prime rate or the Federal Funds rate plus 0.50% (a “Base Rate Loan”). The second allowed interest rate calculation is the 1, 2, 3, 6, or 12-month LIBOR rate plus 2.5%. As of August 2, 2009, there were no outstanding borrowings under the Revolver.

Our New Credit Facility also provides for a Senior Secured Term Credit Facility (the “Term Loan”) of $38.0 million that requires monthly interest payments beginning September 30, 2008, and quarterly principal payments of approximately $1.1 million beginning October 31, 2008, until its maturity on August 28, 2013, when the balance will be due in full. The interest rate for the term loan varies based upon the one-month LIBOR rate plus 2.80%. In connection with the Term Loan agreement, we also entered into an interest rate swap agreement with U.S. Bank N. A., which exchanged the variable one-month LIBOR rate of the Term Loan for a fixed LIBOR rate of 3.99% per annum effective August 22, 2008, through the maturity of the Term Loan. As of August 2, 2009, there was $33.5 million outstanding under the Term Loan at an average interest rate of 6.79% and the value of the interest rate swap was ($1.3) million.

Under the New Credit Facility, as amended, we must comply with various financial and non-financial covenants. The financial covenants include a cash flow leverage ratio, fixed charge coverage ratio, working capital requirement and liquidity requirement. The non-financial covenants include restrictions on asset divestitures; liens; transactions with related parties; limitations on additional indebtedness; mergers, acquisitions and consolidations; cash dividends; redemptions of stock; and change of control. The New Credit Facility provides for a mandatory prepayment of principal equal to 50% of free cash flow when a collateral shortfall is present, measured on an annual basis beginning October 31, 2009. A collateral shortfall will exist if the outstanding principal balance of the New Credit Facility exceeds the sum of (i) 100% of cash held in a control account, (ii) 80% of accounts receivable, (iii) 50% of net book value of finished goods and raw materials, (iv) 75% of the net book value of land, buildings, and property improvements, and (v) 50% of the net book value of all other fixed assets. Free cash flow is defined as EBITDA as of the fiscal year then ended less the sum of (i) unfinanced capital expenditures, (ii) cash paid interest, (iii) cash paid taxes, (iv) the change in working capital, and (v) debt amortization under the New Credit Facility.  On January 28, 2009, we entered into an amendment with both lenders of the New Credit Facility (“Amendment”).  The Amendment waived the fixed charge coverage ratio requirement for the fiscal 2008 year end.  The Amendment also reduced the minimum fixed charge coverage ratio for the first fiscal quarter of 2009, increased the base rate on the Revolver by 0.25%, and increased the LIBOR spread on the Revolver from 2.0% to 2.5%.  At August 2, 2009, we were in compliance with all of the covenants as amended.

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

(In thousands, except per share amounts)
	13 Weeks Ended	Three Months Ended	39 Weeks Ended	Nine Months Ended
	August 2, 2009	July 31, 2008	August 2, 2009	July 31, 2008
Net Revenue
Bingo Equipment	$9,281	$11,004	$30,448	$33,222
Box Equipment	2,162	2,358	6,290	9,194
	$11,443	$13,362	$36,738	$42,416
Net Cost of Revenue
Bingo Equipment	$3,425	$5,051	$11,052	$14,324
Box Equipment	1,509	1,764	4,018	5,260
	$4,934	$6,815	$15,070	$19,584
Net Income/(Loss)
Bingo Equipment	$1,271	$250	$3,212	$1,731
Box Equipment	(1,362)	(738)	(4,054)	(1,775)
	$(91)	$(488)	$(842)	$(44)
Depreciation and Amortization
Bingo Equipment	$1,474	$2,118	$5,091	$6,705
Box Equipment	344	322	999	962
	$1,818	$2,440	$6,090	$7,667
Interest Expense
Bingo Equipment	$56	$1	$320	$25
Box Equipment	260	767	2,035	2,125
	$316	$768	$2,355	$2,150

			August 2, 2009	November 2, 2008
Identifiable Assets
Bingo Equipment			$47,907	$47,088
Box Equipment			37,467	42,407
			$85,374	$89,495

11. RELATED PARTY TRANSACTIONS

As of November 2, 2008, there was a balance owing to a member of the board of the Company in the amount of $34.5 thousand, net of discount. As of August 2, 2009, the remaining balance was $22 thousand, net of discount. This relates to the coverage of the board member for medical insurance until the age of retirement.

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

OVERVIEW

We design, develop, and market bingo systems, VLT’s, slot machines and related software, and server-based wireless gaming systems.  VLT’s, slot machines and related software are collectively referred to as “box business.” We entered the box business in March 2007 with our acquisition of Summit Gaming for $40.9 million in cash.

For the third quarter of 2009, our revenue from box business sales equaled 19% of total revenue, lease revenue from portable bingo systems equaled 64% of total revenue, and lease revenue from fixed-based bingo units equaled 17% of total revenue.  During the 39 weeks ended August 2, 2009, revenue from box business sales equaled 17% of total revenue, lease revenue from portable bingo systems equaled 64% of total revenue, and lease revenue from fixed-based bingo units equaled 19% of total revenue.

As of August 2, 2009, we had bingo systems in service in 40 states, one US territory, various Native American locations and five foreign countries.  We had box sales in 10 states and various Native American locations.  We are marketing new server-based wireless gaming systems where users play a range of games including bingo, video poker, keno and other slot machine games.  The Mini™ wireless server-based gaming system was installed in Europe during the second quarter of 2008.  The Elite™ server-based gaming system was installed domestically in the third quarter of 2008 and in Europe during the first quarter of fiscal 2009.  The European configuration supports wireless bingo and fast action gaming for the European bingo market.

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

Our box business generates revenue from the sale of boxes (new and used), software conversion kits, content fees, license fees, participation fees, parts, and services. For the 13 and 39 weeks ending August 2, 2009, 94.5% and 94.7%, respectively, of our box business sales were derived from the sale of new and used equipment, conversion kits, and parts compared to 96.0% and 95.9% for the three and nine months ending July 31, 2008.  In some instances, we recognize recurring participation revenue in lieu of a one-time machine sale. Increasing market share in existing markets and expanding product placement into new markets drive revenue growth.

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

For the quarter, we recorded a tax expense of $129 thousand against pre-tax income of $38 thousand, which brought our net loss to $91 thousand or $.01 per share.  Year-to-date, we recorded a deferred tax benefit of $0.3 million, which brought our net loss to $0.8 million or $0.07 per share.  The net loss of $91 thousand for the 13 weeks ended August 2, 2009, is an improvement of $397 thousand over the net loss of $488 thousand for the three months ended July 31, 2008. Although we experienced a $1.9 million decline in revenue for the third quarter of 2009 compared to the same period of 2008, our gross margin improved from 49.0% to 56.9%. Year to date, we reported a net loss of $842 thousand for the 39 weeks ended August 2, 2009, compared to a net loss of $44 thousand for the nine months ended July 31, 2008. Although we experienced a $5.7 million decline in revenue for the 39 weeks of 2009 compared to the same period of 2008, our gross margin improved from 53.8% to 59.0%.  This improvement in gross margin for both the third quarter and year-to-date is the result of aligning service and operating expenses to our revenue and business levels.  The decrease in general and administrative (“G&A”) expense for the third quarter 2009 is primarily due to a reduction in accounting fees, and lower facility rent as a result of consolidating in to our own corporate headquarters.  Although G&A remained flat year-to-date compared to the nine months ended July 31, 2008, cost reductions in accounting and legal fees offset one-time costs of $0.6 million incurred for the relocation to our new corporate headquarters in the second quarter of 2009.  Sales and marketing expense remained flat for the third quarter compared to prior year but increased for the 39 weeks of 2009 due to increased promotional costs invested with our distributor to promote revenue growth in Louisiana.  Interest expense for the third quarter of 2009 includes a $0.3 million non-cash benefit to adjust for the value of the interest rate swap contract, while year-to-date interest expense includes a $0.6 million non-cash expense adjustment for the value of the interest rate swap contract.

APPLICATION OF CRITICAL ACCOUNTING POLICIES AND ESTIMATES

"Management’s Discussion and Analysis of Financial Condition and Results of Operations" discuss our condensed consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the balance sheet dates and reported amounts of revenue and expenses during the reporting period. On an ongoing basis, we evaluate our estimates and judgments, including those related to revenue recognition, bad debts, bingo terminal depreciation, goodwill impairment, obsolescence, provision for income taxes, and contingencies and litigation. We base our estimates and judgments on historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

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

RESULTS OF OPERATIONS

13 Weeks Ended August 2, 2009, compared to the Three Months Ended July 31, 2008

		The following table sets forth certain selected unaudited condensed consolidated financial data for the periods indicated:

	13 Weeks Ended August 2, 2009 and Three Months Ended July 31, 2008
	(In Thousands)
	Bingo Equipment			Box Equipment
	13 Weeks	Three Months	% Change	13 Weeks	Three Months	% Change
	Ended	Ended	Favorable/	Ended	Ended	Favorable/
	8/2/2009	7/31/2008	(Unfavorable)	8/2/2009	7/31/2008	(Unfavorable)
Net Revenue	$9,281	$11,004	-15.7%	$2,162	$2,358	-8.3%
Cost of Revenue	3,425	5,051	32.2%	1,509	1,764	14.5%
Gross Profit	$5,856	$5,953	-1.6%	$653	$594	9.9%
Operating Expenses:
General and administrative	1,376	1,784	22.9%	988	719	-37.4%
Sales and marketing	2,404	2,524	4.8%	189	102	-85.3%
Research and development	826	832	0.7%	547	598	8.5%
Total operating expenses	4,606	5,140	10.4%	1,724	1,419	-21.5%
Income from operations	$1,250	$813	53.8%	$(1,071)	$(825)	-29.8%

Interest expense	(56)	(1)	-5500.0%	(260)	(767)	66.1%
Impairment of investments	-	(102)	100.0%	-	-	0
Other income (expense), net	173	110	57.3%	2	1	100.0%
Income (loss) before income taxes	$1,367	$820	66.7%	$(1,329)	$(1,591)	16.5%
Provision (benefit) for income taxes	96	570	83.2%	33	(853)	-103.9%
Net income (loss)	$1,271	$250	408.4%	$(1,362)	$(738)	-84.6%

Net Revenue

Bingo net revenue decreased $1.7 million for the 13 weeks ended August 2, 2009, or 15.7% to $9.3 million from $11.0 million compared to the three months ended July 31, 2008. The decrease in bingo net revenue is primarily due to hall closures and price adjustments from both adverse economic conditions and competition, which was partially offset by an increase in business from new products.

Box net revenues decreased $0.2 million for the 13 weeks ended August 2, 2009, or 8.3%, to $2.2 million from $2.4 million compared to the three months ended July 31, 2008, primarily due to some delays in releasing new products as we collaborate with regulators to obtain approvals on new software programs and other features in certain markets.

Cost of Revenue

Bingo cost of revenue decreased 32.2% to $3.4 million for the 13 weeks ended August 2, 2009, from $5.1 million for the three months ended July 31, 2008. Bingo equipment depreciation decreased by approximately $0.6 million for the 13 weeks ended August 2, 2009, primarily due to certain products becoming fully depreciated, and service labor decreased by $0.5 million due to aligning expenses to business levels.

Box cost of revenue decreased 14.5% to $1.5 million for the 13 weeks ended August 2, 2009, from $1.8 million for the three months ended July 31, 2008. The decrease in cost of revenue is in part related to the decline in net revenue, and due to a higher than normal write-down of obsolete inventory in the third quarter of 2008.

Gross Profit

Bingo gross profit decreased 1.6% to $5.9 million for the 13 weeks ended August 2, 2009, from $6.0 million for the three months ended July 31, 2008.  Bingo gross margin increased to 63.1% of net revenue for the 13 weeks ended August 2, 2009, from 54.1% of net revenue for the three months ended July 31, 2008. The 9.0 point increase in bingo gross margin is related to reduced labor and travel costs in service and operations plus other cost of revenue decreases as described above.

Box gross profit increased 9.9% to $0.7 million for the 13 weeks ended August 2, 2009, from $0.6 million for the three months ended July 31, 2008.   Box gross margin increased 5.0 points to 30.2% of net revenue for the 13 weeks ended August 2, 2009, from 25.2% of net revenue for the three months ended July 31, 2008.  The increase in box gross profit and margin is due to a higher than normal write-down of obsolete inventory in the third quarter of 2008.

Operating Expenses

Bingo general and administrative costs decreased 22.9% to $1.4 million or 14.8% of net revenue for the 13 weeks ended August 2, 2009, from $1.8 million, or 16.2% of net revenue for the three months ended July 31, 2008. The decline in costs is due to a decrease in outside accounting fees related to costs incurred in the third quarter of 2008 for Sarbanes-Oxley compliance review, and lower facility rent as we consolidate operations in to our own corporate headquarters.

Box general and administrative costs increased $0.3 million for the 13 weeks ended August 2, 2009 when compared to the three months ended July 31, 2008.  The increase is due to the increased regulatory and licensing costs for product submissions as we position ourselves for growth in our box business.

Bingo sales and marketing expenses for the 13 weeks ended August 2, 2009 decreased 4.8% when compared to the three months ended July 31, 2008 to $2.4 million.  This decrease is due to the decrease in distributor commissions directly related to the decline in bingo revenue.

Box sales and marketing expenses for the 13 weeks ended August 2, 2009 increase 85.3% to $0.2 million over the three months ended July 31, 2008.  This increase is primarily due to increased marketing and promotion costs related to positioning ourselves for growth in the box business.

Bingo research and development expenses remained flat at $0.8 million for the 13 weeks ended August 2, 2009, compared to the three months ended July 31, 2008.

Box research and development expenses also remained relatively flat at $547 thousand for the 13 weeks ended August 2, 2009, compared to $598 thousand for the three months ended July 31, 2008.

Interest Expense

Interest expense was $0.3 million for the 13 weeks ended August 2, 2009, compared to $0.8 million for the three months ended July 31, 2008, a decrease of $0.5 million. The decrease is primarily due to a $0.3 million non-cash benefit to adjust for the value of the interest rate swap contract and a lower effective annual borrowing rate of 6.79% for 2009 compared to 9.0% for 2008.

39 Weeks Ended August 2, 2009, compared to the Nine Months Ended July 31, 2008

	The following table sets forth certain selected unaudited condensed consolidated financial data for the periods indicated:

	39 Weeks Ended August 2, 2009 and Nine Months Ended July 31, 2008
	(In Thousands)
	Bingo Equipment			Box Equipment
	39 Weeks	Nine Months	% Change	39 Weeks	Nine Months	% Change
	Ended	Ended	Favorable/	Ended	Ended	Favorable/
	8/2/2009	7/31/2008	(Unfavorable)	8/2/2009	7/31/2008	(Unfavorable)
Net Revenue	$30,448	$33,222	-8.3%	$6,290	$9,194	-31.6%
Cost of Revenue	11,052	14,324	22.8%	4,018	5,260	23.6%
Gross Profit	$19,396	$18,898	2.6%	$2,272	$3,934	-42.2%
Operating Expenses:
General and administrative	4,582	5,443	15.8%	3,258	2,374	-37.2%
Sales and marketing	7,662	7,481	-2.4%	907	395	-129.6%
Research and development	2,268	2,317	2.1%	1,808	1,944	7.0%
Total operating expenses	14,512	15,241	4.8%	5,973	4,713	-26.7%
Income from operations	$4,884	$3,657	33.6%	$(3,701)	$(779)	375.1%

Interest expense	(320)	(25)	-1180.0%	(2,035)	(2,125)	4.2%
Impairment of investments	-	(1,079)	100.0%	-	-	0.0%
Other income (expense), net	(27)	253	-110.7%	10	27	-63.0%
Income (loss) before income taxes	$4,537	$2,806	61.7%	$(5,726)	$(2,877)	-99.0%
Provision (benefit) for income taxes	1,325	1,075	-23.3%	(1,672)	(1,102)	51.7%
Net income (loss)	$3,212	$1,731	85.6%	$(4,054)	$(1,775)	-128.4%

Net Revenue

Bingo net revenue for the 39 weeks ended August 2, 2009 decreased 8.3% to $30.4 million from $33.2 million compared to the nine months ended July 31, 2008. The decrease in bingo net revenue is primarily due to hall closures and price adjustments from adverse economic conditions and competition, which was partially offset by an increase due to business from new products.

Box net revenue for the 39 weeks ended August 2, 2009 decreased 31.6% to $6.3 million from $9.2 million compared to the nine months ended July 31, 2008.  The decrease in box revenues is primarily due to some delays in releasing new product as we collaborate with regulators to obtain approvals on new software programs and other features in certain markets.

Cost of Revenue

Bingo cost of revenue decreased 22.8% to $11.1 million for the 39 weeks ended August 2, 2009, from $14.3 million for the nine months ended July 31, 2008. Bingo equipment depreciation decreased by approximately $1.5 million due to certain product becoming fully depreciated, and service labor decreased by $1.1 million due to aligning expenses to our business levels.

Box business cost of revenue decreased 23.6% to $4.0 million for the 39 weeks ended August 2, 2009, from $5.3 million for the nine months ended July 31, 2008. The decrease in cost of revenue is in part related to the decline in net revenue, and due to a higher mix of software sales in 2008 which have lower product costs.

Gross Profit

Bingo gross profit increased 2.6% to $19.4 million for the 39 weeks ended August 2, 2009, from $18.9 million for the nine months ended July 31, 2008.  Bingo gross margin increased to 63.7% of net revenue from 56.9% of net revenue for the nine months ended July 31, 2008.  Bingo gross margin increased 6.8 points due to reduced labor and travel costs in service and operations plus other cost of revenue decreases as described above

Box gross profit decreased 42.2% to $2.3 million for the 39 weeks ended August 2, 2009, from $3.9 million for the nine months ended July 31, 2008.  Box gross margin decreased 6.7 points to 36.1% of net revenue for the 39 weeks ended August 2, 2009, from 42.8% of net revenue for the nine months ended July 31, 2008.  The decline in box gross profit and margin is due to a mix of lower margin sales in 2009 to Louisiana, which is a distributor-based jurisdiction, compounded by a high mix of software sales in 2008 which are higher margin.

Operating Expenses

Bingo general and administrative costs decreased 15.8% to $4.6 million or 15.0% of net revenue for the 39 weeks ended August 2, 2009, from $5.4 million, or 16.4% of net revenue for the three months ended July 31, 2008.   This decline in costs is due to a decrease in outside accounting fees related to costs incurred in the third quarter of 2008 for Sarbanes-Oxley compliance review, decrease in outside legal fees as cases have been resolved and lower facility rent as we consolidate operations in to our own corporate headquarters.

Box general and administrative costs increased 37.2% to $3.3 million or 51.8% of net revenue in the 39 weeks ended August 2, 2009, from $2.4 million or 25.8% of net revenue for the three months ended July 31, 2008.  The increase is due to the increased regulatory and licensing costs for product submissions and jurisdiction expansion as we maximize our position for growth in our box business.

Bingo sales and marketing expenses for the 39 weeks ended August 2, 2009 increased by $181 thousand or 2.4% over the nine months ended July 31, 2008 to $7.7 million. This increase in bingo sales and marketing expenses is primarily due to expanding our sales force and marketing efforts to take advantage of both new markets and competitive opportunities. This increase was offset in part by lower distributor commissions directly related to decrease in bingo revenue.

Box sales and marketing expenses for the 39 weeks ended August 2, 2009 increased 129.6% to $0.9 million from $0.4 million for the nine months ended July 31, 2008. This increase is primarily due to increased promotional costs as we invest and partner with our distributor to promote revenue growth in Louisiana.

Bingo research and development remained flat at $2.3 million for the 39 weeks ended August 2, 2009, compared to the nine months ended July 31, 2008.

Box research and development expenses decreased by $0.1 million to $1.8 million for the 39 weeks ended August 2, 2009, compared to $1.9 million for the nine months ended July 31, 2008. This slight decrease is due to lower costs incurred related to outside pre-testing of our products.

Interest Expense

Interest expense was $2.4 million for the 39 weeks compared to $2.2 million for the nine months, an increase of $0.2 million.  Interest increased for the 39 weeks due to a $0.6 million non-cash expense to adjust for the value of the interest rate swap contract, offset by $0.2 million in capitalized interest and a lower effective borrowing rate of 6.79% for 2009 compared to 9.0% for 2008.

LIQUIDITY AND CAPITAL RESOURCES

We have funded our operations and capital expenditures through cash from operations and other capital sources. As of August 2, 2009, and November 2, 2008, we had a working capital balance of $8.7 million and $9.1 million, respectively. As of August 2, 2009, our principal source of liquidity included cash and cash equivalents of $7.4 million and a $2.0 million revolving credit facility with no amounts drawn. Current liabilities include an accrued liability of $4.0 million in connection with a contingent litigation judgment.

Operating activities provided $8.8 million of cash for the 39 weeks ended August 2, 2009 compared with $11.8 million for the nine months ended July 31, 2008. The $8.8 million consisted of a net loss of $0.8 million, adjusted by $6.1 million for depreciation, amortization, obsolescence provisions, and loss on disposal of equipment, a $0.6 million non-cash benefit adjustment for the interest rate swap, a $1.5 million tax refund, and a reduction in inventory of $1.4 million due to sales. During the nine months ended July 31, 2008, the $11.8 million consisted primarily of a net loss adjusted by $8.3 million for depreciation, amortization, obsolescence provisions, and loss on disposal of bingo terminals and related equipment, a $1.1 million loss on the impairment of investments, and $2.4 million provided by other net changes in operating assets and liabilities.

We used approximately $4.0 million of cash in investing activities during the 39 weeks ended August 2, 2009 compared to $0.6 million of cash provided during the nine months ended July 31, 2008. The $4.0 million consisted of $6.6 million of capital expenditures, offset in part by the use of $2.6 million of restricted cash to fund capital spending on the improvements for our new headquarters.  During the nine months ended July 31, 2008, the $0.6 million included a net inflow of $4.1 million  from short-term investments offset in part by $3.5 million of capital expenditures.

Financing activities used $3.5 million during the 39 weeks ended August 2, 2009 compared to $6.4 million during the nine months ended July 31, 2008. The $3.5 million used during the 39 weeks ended August 2, 2009 was for the payments on long-term debt. The $6.4 million used during the nine months ended July 31, 2008 included payments on long-term debt of approximately $3.3 million and the purchase of the Company’s common stock for approximately $3.1 million.

Our New Credit Facility, as amended, provided a total of $40.0 million of financing, $38.0 million of which is in the form of a term loan and $2.0 million of which is in the form of a revolving line of credit.  Proceeds from the New Credit Facility were used to refinance our prior credit facility, acquire real property, and for general corporate purposes.  The term loan matures on August 28, 2013 with monthly interest payments beginning September 30, 2008 based upon one-month LIBOR rate plus 2.80% and quarterly principal payments of approximately $1.1 million beginning October 31, 2008 until the loan is repaid in full.  The Senior Secured Revolving Credit Facility matures on August 31, 2010, with monthly interest-only payments due on the last day of each month beginning September 30, 2008 with an interest rate of either (i) the higher of the Agent's prime rate or the Federal Funds rate plus 0.50% (a "Base Rate Loan) or (ii) 1, 2, 3, 6, or 12-month LIBOR rate plus 2.5%. With respect to the term loan, we entered into an interest rate swap agreement which exchanged the variable one-month LIBOR rate for a fixed LIBOR rate of 3.99% per annum effective August 22, 2008 through the maturity of the loan.  The New Credit Facility provides for a mandatory prepayment of principal equal to 50% of free cash flow when a collateral shortfall is present, measured on an annual basis beginning October 31, 2009. A collateral shortfall will exist if the outstanding principal balance of the New Credit Facility exceeds the sum of (i) 100% of cash held in a control account, (ii) 80% of accounts receivable, (iii) 50% of net book value of finished goods and raw materials, (iv) 75% of the net book value of land, buildings, and property improvements, and (v) 50% of the net book value of all other fixed assets. Free cash flow is defined as EBITDA as of the fiscal year then ended less the sum of (i) unfinanced capital expenditures, (ii) cash paid interest, (iii) cash paid taxes, (iv) the change in working capital, and (v) debt amortization under the New Credit Facility.  In the event that a collateral shortfall exists on October 31, 2009 and the Company is required to make a prepayment, management does not believe the Company’s cash flows will be adversely affected.

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

Contractual Obligations

	The following table presents information on contractual obligations held as of August 2, 2009 (in thousands):
	Payments Due by Period
	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years
Long-Term Debt Obligations:
Term Loan Facility	$33,529	$4,471	$13,413	$15,645	$-
Estimated Interest Payments	6,926	2,163	4,673	90	-
Other Notes Payable	125	49	76	-	-
Operating Leases	186	141	45	-	-
Total	$40,766	$6,824	$18,207	$15,735	$-

Purchase Commitments

From time to time, we enter into commitments with our vendors to purchase box parts, bingo terminals and support equipment at fixed prices and/or guaranteed quantities. We entered into a construction agreement in September 2008 with a general contractor for $2.7 million for improvements to our new corporate headquarters, which was funded by loan proceeds in a restricted cash account. As of August 2, 2009, this commitment was fulfilled and the building improvements were completed.

Various orders for product have been placed throughout fiscal 2008 and the first three quarters of 2009, of which $0.1 million was outstanding as of August 2, 2009.  All purchases are expected to occur by the end of fiscal 2009.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market Risks

At August 2, 2009, we held auction rate securities (“ARS”) with an aggregate purchase price of approximately $3.9 million. With the liquidity issues experienced in global credit and capital markets, the ARS held by us at August 2, 2009 have experienced multiple failed auctions as the amount of securities submitted for sale exceeded the amount of purchase orders.  Although six of the eight ARS continue to pay interest according to their stated terms, based on the fair value of the investments and an analysis of other-than temporary impairment factors, we recorded a pre-tax impairment charge of approximately $3.3 million as of the 53 weeks ended November 2, 2008.  We did not incur an impairment charge for the 13 weeks ended August 2, 2009.  If uncertainties in the credit and capital markets deteriorate further or we experience any additional rating downgrades on any of our ARS, we may incur up to an additional $0.6 million impairment charge related to our ARS (representing the aggregate fair value of our ARS at August 2, 2009), which could negatively affect our financial condition and reported earnings.

On August 22, 2008, we terminated our existing credit facility. Concurrently, we entered into a Senior Secured Credit Facility (the “New Credit Facility”) with U.S. Bank N.A. as lender, lead arranger and administrative agent, and Bank of the West as lender (collectively “Lenders”) that provides up to $40.0 million of financing for our company, $38.0 million of which is represented by a term loan note and $2 million of which is a Senior Secured Revolving Credit Facility. U.S. Bank N.A. will hold up to $25.0 million of the New Credit Facility and Bank of the West will hold up to $15.0 million. As of August 2, 2009, the balance of the term loan was $33.5 million, and there was no outstanding balance on the revolver.

The term loan requires monthly interest payments which began on September 30, 2008, and quarterly principal payments of approximately $1.1 million which began on October 31, 2008, until its maturity on August 28, 2013, when the balance will be due in full. The interest rate for the term loan varies based upon the one-month LIBOR rate plus 2.80%.  With respect to the term loan, we also entered into an interest rate swap agreement with U.S. Bank N. A., which exchanged the variable one-month LIBOR rate of the term loan for a fixed LIBOR rate of 3.99% per annum effective August 22, 2008, through the maturity of the term loan. As of August 2, 2009, there was $33.5 million outstanding under the term loan, and the average interest rate is 6.79%.

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

We have evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures as of August 2, 2009. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective as of August 2, 2009.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during the 13 weeks ended August 2, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A. RISK FACTORS

There have been no material changes from the risk factors previously disclosed in our 2008 Form 10-K and Form 10-Q for the 13 weeks ended May 3, 2009.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Not Applicable

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not Applicable

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not Applicable

ITEM 5. OTHER INFORMATION

Not Applicable

ITEM 6. EXHIBITS

2.1	Asset Purchase Agreement dated August 30, 2006, between GameTech International, Inc. and Summit Amusement & Distributing Ltd. (1)
3.1	Certificate of Incorporation of the Registrant, as amended (2)
3.2	Certificate of Designation of Series A Junior Participating Preferred Stock of the Registrant (3)
3.3	Second Amended and Restated Bylaws of the Registrant (4)
4.1	GameTech International, Inc. Registration Rights Agreement (5)
4.2	Rights Agreement, dated as of March 7, 2003, between GameTech International, Inc. and Mellon Investor Services, LLC, as rights agent (6)
4.3	Amendment No. 1 to Rights Agreement dated as of July 16, 2009, between GameTech International, Inc. and Mellon Investor Services, LLC, as rights agent (7)
4.4	Specimen Common Stock Certificate (3)
10.1	First Amendment to August 22, 2008 Financing Agreement, dated as of January 28, 2009 (8)
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended.
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended.
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K dated August 30, 2006 as filed with the Commission on or about August 31, 2006.
(2)	Incorporated by reference to Exhibits 3.1 to the Registrant’s Registration Statement on Form S-1 (Registration No. 333-34967) as filed with the Commission on or about September 4, 1997.
(3)
Incorporated by reference to Exhibits 3.2 and 4.3 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended July 31, 2003, as filed with the Commission on or about March 17, 2003 (Commission File No. 000-23401).

(4)
Incorporated by reference to Exhibit 3.3 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended April 30, 2004, as filed with the Commission on or about March 16, 2004 (Commission File No. 000-23401).

(5)
Incorporated by reference to Exhibit 4.1 to Amendment No. 1 to the Registrant’s Registration Statement on Form S-1 (Registration No. 333-34967) as filed with the Commission on or about October 17, 1997.

(6)	Incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K dated March 7, 2003, as filed with the Commission on or about March 10, 2003 (Commission File No. 000-23401).
(7)	Incorporated by reference to Exhibit 4.1 to the Registrant's Current Report on Form 8-K dated July 16, 2009 as filed with the Commission on or about July 20, 2009.
(8)	Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 10-K dated November 2, 2008, as filed with the Commission on or about January 30, 2009.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Signature	Title	Date

/S/ Jay M. Meilstrup	Chief Executive Officer and President
	(Principal Executive Officer)	September 9, 2009

/S/ Marcia R. Martin	Chief Financial Officer
	(Principal Financial and Accounting Officer)	September 9, 2009