Form 10-K
period 2009-11-01
GAMETECH INTERNATIONAL INC
filed 2010-02-01
CIK 1045014

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the 52 weeks ended November 1, 2009

☐TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ to_______

Commission file number 000-23401
GameTech International, Inc.
(Exact name of registrant as specified in its charter)

Delaware	33-0612983
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

8850 DOUBLE DIAMOND PKWY, RENO, NEVADA	89521
(Address of principal executive offices)	(Zip Code)

 (775) 850-6000
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, par value $.001 per share Rights to Purchase Series A Junior Participating Preferred Stock	The NASDAQ Global Market The NASDAQ Global Market

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

Large accelerated filer  ☐  Accelerated filer  ☐ Non-accelerated filer  ☐ Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
Yes ☐   No  ☒

The aggregate market value of common stock held by non-affiliates of the registrant based on the closing price of the registrant’s common stock as reported on the NASDAQ Global Market on May 3, 2009, which was the last business day of the registrant’s most recently completed second fiscal quarter, was $13,119,878. For purposes of this computation, all officers and directors of the registrant are deemed to be affiliates.  Such determination should not be deemed to be an admission that such officers and directors are, in fact, affiliates of the registrant.

The number of shares of common stock, $0.001 par value, outstanding as of January 26, 2010, was 11,735,865 shares.

Documents Incorporated By Reference

Portions of the registrant’s definitive proxy statement for the 2010 Annual Meeting of Stockholders are incorporated by reference into Part III of this report.

GAMETECH INTERNATIONAL, INC.

ANNUAL REPORT ON FORM 10-K
52 WEEKS ENDED NOVEMBER 1, 2009

Statement Regarding Forward-Looking Statements

The statements contained in this report on Form 10-K that are not purely historical are forward-looking statements within the meaning of applicable securities laws. Forward-looking statements include statements regarding our “expectations,” “anticipation,” “intentions,” “beliefs,” or “strategies” regarding the future. Forward-looking statements also include statements regarding revenue, margins, expenses, and earnings for fiscal 2010 and thereafter; expansion of products or product development; expansion into new domestic and international markets; potential acquisitions or strategic alliances; and liquidity and anticipated cash needs and availability. All forward-looking statements included in this report are based on information available to us as of the filing date of this report, and we assume no obligation to update any such forward-looking statements. Our actual results could differ materially from the forward-looking statements. Important factors that could cause actual results to differ materially from expectations reflected in our forward-looking statements include those described in Item 1A, “Risk Factors.”

PART I

Item 1.              Business

General

We design, develop, and market interactive electronic bingo systems consisting of portable, fixed based, and server-based player terminals and gaming systems, video lottery terminals, slot machine equipment, and related software.

We currently have portable and server-based bingo systems that can be played anywhere within a bingo hall and fixed-based systems with touch screen activated monitors operating in charitable, Native American, commercial, and military bingo halls.  Our portable and fixed-based bingo systems display electronic bingo card images for each bingo game.  Our electronic bingo terminals enable players to play substantially more bingo cards than they can play on paper cards, typically leading to a greater spend per player and higher profits per bingo session for the bingo operator.  We install the electronic bingo systems, typically at no cost to the operator, and charge either a fixed fee per use per terminal, a fixed weekly fee per terminal, or a percentage of the revenue generated by each terminal.  We typically enter into one to three-year contracts with bingo operators.  As part of our bingo segment, we have developed a wireless server-based gaming technology into a commercially viable product, the GameTech Elite(R), which was successfully installed domestically in the third quarter of 2008 and installed in Europe during the first quarter of fiscal 2009. The European configuration of GameTech Elite(R) supports 450 wireless devices in a single location and represents our largest installation of the GameTech Elite(R) system to date. In addition to the GameTech Elite(R) server-based gaming system ("Elite"), we have also spun off a particular configuration of GameTech Elite(R) for the traditional bingo markets of the US as well as other international bingo markets.  This product is known as GameTech Edge(TM), which was developed in 2009 and was successfully installed in the summer of 2009 in a North American bingo hall.  GameTech Edge(TM) will be the premier US product offering in 2010 with further enhancements, features and bingo content planned for release.

We also design, manufacture, and sell video lottery terminals (“VLTs”), slot machine equipment, and related software (collectively referred to as “box business”).  We entered the box business on March 28, 2007 with our acquisition of substantially all of the assets of Summit Amusement & Distributing, Ltd. (“Summit Gaming”) for $40.9 million in cash.  These machines are typically sold to VLT route operators, Native American casinos, bar/tavern gaming operators, and distributors on both a machine purchase and revenue participation basis.  We also anticipate utilizing our box division to develop new platforms to expand into new markets including Class II and Class III gaming markets with existing and acquired gaming content from third party software developers.

Our company was incorporated in 1994 by executives previously involved in the bingo, slot machine, lottery, and high-technology software and hardware industries to pursue the belief that an advanced, interactive, electronic bingo system would be well received by both bingo hall operators and players. We believe our experienced management team, quality electronic bingo systems and VLT equipment, and reputation for superior customer service and support enable us to compete effectively in both the bingo and box industries.

We report on a 52/53 week fiscal year which began with the period ending on the first Sunday in November 2008.  Our fiscal year ending November 1, 2009 includes 52 weeks versus the fiscal year ending November 2, 2008 which had 53 weeks.  The fiscal year ending October 31, 2007 was on a twelve month calendar basis.

Bingo is a legal enterprise in 48 states (excluding Hawaii and Utah) and the District of Columbia.  Electronic bingo has been legalized in approximately 87% of those states.  Nonprofit organizations sponsor bingo games for fundraising purposes, while Native American, commercial entities, and government-sponsored entities operate bingo games for profit.  As of November 1, 2009, we had systems in 33 of the states that allow electronic bingo systems for use with charitable and commercial organizations.  Under the Indian Gaming Regulatory Act, or IGRA, electronic bingo may be played on Native American lands. We estimate that bingo is currently played on Native American lands in 30 states.  As of November 1, 2009, we had terminals in operation in Native American bingo halls in 16 of those states. Collectively, as of November 1, 2009, we had electronic bingo systems in 40 states and three foreign countries.  For fiscal 2009, 81.8% of our net revenue came from our bingo equipment segment.

Box equipment is legal in 15 states and Canada.  Box equipment includes VLTs that are state authorized and monitored Class III gaming machines, traditional Class III gaming machines, and related software, licensing, and gaming content.  Our box equipment is operated in casinos, bar/taverns, truck stops, and other gaming approved locations that vary from state to state based upon jurisdictional legislation or regulations.  We sell VLTs, related software and equipment primarily in Louisiana, Montana, and South Dakota, as well as distribute traditional Class III gaming machines in Native American casinos and several states.  For fiscal 2009, 18.2% of our net revenue came from our box equipment segment, 66.8% of which was from the sale of VLTs.

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

For financial information about our operating segments see Note 16 to our consolidated financial statements included in Item 8.

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

Our wide range of electronic bingo products allows bingo operators to offer players many choices when establishing their purchases for bingo games.  Operators are then better positioned to ensure they meet the needs of all levels of customers.  We are continuing to focus our efforts on expanding our product lines so bingo operators can offer players everything from low cost terminals to higher priced player terminals with additional features, as well as terminals that are capable of supporting a variety of different games, which increase entertainment value.  Our current electronic bingo system portfolio includes one server-based model with color displays, four portable models, one with black and white displays and three with color displays, two fixed-based color terminal models, and various back-office management systems.

Our box division manufacturers VLT and other gaming equipment and software that is sold primarily in Louisiana, Montana, South Dakota, and Native American markets.  These games are sold on a machine purchase basis as well as a revenue participation basis.  The gaming content developed for these games includes unique video poker and keno games that have allowed us to generate significant market share in the markets where we compete.  We believe revenue growth will be driven by increasing market share in existing markets and expanding product placement into new markets.

Develop New Applications

We maintain an ongoing product development program focused on enhancing our existing products and developing new products and additional applications for our technology.

During 2009 we continued development of the GameTech Elite(R) server-based gaming system (“Elite”).  This operating system will enable us to move into Class II and Class III server-based markets which demand a higher level of security and accountability.  The Elite system provides GameTech with the ability to support traditional bingo applications as well as new cutting edge server-based applications for casino and Native American gaming markets.  The Elite system also addresses international product needs, allowing GameTech to focus on different variations of the game of bingo in European and Latin American markets.  The system was redesigned from the ground up based on the experience from past products as well as emerging technologies not available during the design of previous products.

Expand Internationally

We plan to continue to expand our operations outside of the United States.  We currently have an installed base of bingo terminals in Europe, Canada, and Asia.  International revenue as a percentage of our total revenue was 7.2% in fiscal 2009, 9.0% in fiscal 2008, and 7.6% in fiscal 2007.  We are currently pursuing additional expansion in Latin America, Europe, certain provinces in Canada, and other locations.  In the United Kingdom, we are working with major bingo operators to increase player acceptance levels and place additional electronic bingo terminals in bingo halls and casinos.  From time to time we also evaluate opportunities to expand into other countries.

Develop Strategic Alliances/Acquire Complementary Companies

We plan to continue to review opportunities to grow through strategic alliances and acquisitions that could extend our presence into new geographic markets, expand our client and product base, add new products, and provide operating synergies.

Products - Bingo

We provide bingo operators with a variety of electronic player terminals and back-office management systems. The newest of these systems is known as GameTech Edge(TM).  This operating system includes Point-of-Sale (POS) functionality and player tracking for bingo operators that allows them to consolidate to one system for selling bingo paper and electronics, while also loading the appropriate sales information to electronic player terminals. The GameTech Edge(TM) system provides bingo operators a verifier that confirms whether a “BINGO” is legitimate and has been won on a bingo card (whether electronic or paper) that was sold during the session.  In addition to traditional electronic bingo applications and features, the GameTech Edge(TM) system also offers new cutting edge features such as a virtual flash board, Wi-Fi portable units, and various new raffle and bingo games.

We also offer bingo operators a back-office management system known as AllTrak2(R). AllTrak2(R) is typically integrated with our electronic bingo terminals to provide bingo operators with a package of accounting and marketing software that enhances their ability to manage the bingo hall. The AllTrak2(R) system is a Windows-based, multi-purpose accounting system for bingo hall operators running on standard PCs. AllTrak2(R) operates together with the Diamond(TM) system and significantly enhances the user interface at POS terminals. In addition, the systems provide inventory-tracking capabilities for bingo paper, complete sales data and player tracking systems.

We design our electronic bingo systems to provide maximum appeal to bingo players and hall operators. The primary benefits to players of our bingo terminals include the following:

•	the ability to play up to 2,000 electronic bingo cards during one bingo game, depending on jurisdictional regulations, which is significantly more than can be played on paper;
•	the ability to electronically and simultaneously mark the called numbers on all cards being played, thereby reducing player error in missing or mismarking a number; and
•	the ability to alert the player upon attaining a “BINGO,” thereby reducing the chance a player misses winning a prize.

Our terminals are also designed to enhance the entertainment value of playing bingo. Our terminals allow players to customize certain aspects of the user interface, and our fixed-based terminals incorporate picture-in-picture video and audio technology. In many markets, players can also play alternative games, such as solitaire, for entertainment only during and in between bingo sessions. Our portable terminals allow players to play bingo electronically while sitting in a player’s preferred seat or moving around the bingo hall. The ease of using our electronic bingo terminals makes playing bingo possible for players with physical disabilities that may prevent them from playing bingo with traditional paper cards, which normally involves marking multiple paper bingo cards by hand with an ink dauber. We believe that these aspects of our electronic bingo systems make them more appealing to players than paper cards.

We currently market three types of electronic bingo products: portable, fixed-base, and server based electronic bingo systems. Many bingo hall operators offer players both portable and fixed-base terminals in order to satisfy varying customer preferences and price levels.

Portable Bingo Systems

Our portable bingo systems operate similarly to our fixed-based systems. We currently have four models of portable bingo terminals in commercial use.  Our color portable terminals are the Tracker(R), the Traveler(R), and the TED2C(R). Our black and white portable terminal is the TED(R).  As numbers are input into the terminals, either manually or by way of wireless communication, each bingo card being played is then simultaneously marked. These terminals can mark up to 2,000 cards per game, depending on the device. In a portable system, the file server, caller unit, and sales units are similar to, and can be shared with, those of fixed-based systems. The portable terminal can recognize any bingo game format that the bingo operator wishes to play and alerts the player, both audibly and visually, when “BINGO” has been achieved. Portable terminals are battery powered with rechargeable battery packs. Portable terminals are recharged between bingo sessions in charging crates, which handle 12 TED2C(R), 12 Traveler(R), 12 Tracker(R), and 25 TED(R) terminals, respectively.

The Tracker(R) portable color terminal offers a low-cost color alternative to players preferring the familiarity of our TED(R) terminal. Tracker(R) was developed in 2006, with widespread installations in 2007 and 2008. The Tracker(R) incorporates many of the favored features of our TED(R) terminal with the added enhancement of a high-resolution color screen. The Tracker(R) terminal can display up to 6 bingo cards at a time while monitoring the play of 600 cards in a single game. The Tracker(R) interfaces with our AllTrak2(R), the Diamond(R) POS system, or the new GameTech Edge (TM) system.

The Traveler(R) is a portable player terminal introduced in 2003 that is designed to cater to players who prefer a compact portable terminal with a color display and wireless communications. The Traveler(R) can display up to 8 cards at one time and monitors the play of up to 2,000 cards in a single game. The terminal utilizes our crate loading methodology, eliminating the need to load a player’s information into an individual terminal at the POS station. This easy-to-use device operates using either the AllTrak2(R) back-office system, the Diamond(TM) system, or the new GameTech Edge (TM) system.

The TED2C(R) terminal, with its color screen and clear easy-to-see graphics, is similar to our fixed-based bingo systems, and offers a superior player experience. The TED2C(R) terminal can display up to 16 cards at one time and plays up to 600 cards in one game. This easy-to-use device operates using either the AllTrak2(R) back-office system or Diamond(TM) system.

The TED(R) terminal is the lower-cost black and white portable terminal. The TED(R) terminal can display up to 4 bingo cards at a time, monitors the play of up to 600 cards in a single game, functions from a proprietary motherboard, and operates using either the Alltrak2(R) back-office system or the Diamond(TM) system.

Fixed-Based Bingo Systems

Our fixed-based bingo systems consist of a local area network of microcomputers, including the file server, the caller unit, the sales unit, and the player’s terminal. All terminals in the fixed-based bingo system use microcomputer hardware and can be operated with touch screen displays. Fixed-based terminals can be played in automatic mode or in manual mode, which requires the players to enter each number called. Players can switch between the two modes as they choose if they are playing in a jurisdiction that allows for automatic daubing. In either mode, up to 600 electronic bingo card images can be marked simultaneously. A complete fixed-based bingo system consists of the following:

File Server. The file server runs the network. All bingo game data is processed and stored through this unit.

Caller Unit. The caller unit, which is located on the caller’s stand, allows the caller to communicate with each player’s terminal by use of a touch screen. By simply touching the screen, the caller enters ball numbers drawn, game number, game patterns, and wild numbers. The caller unit connects with each player’s fixed-based terminal to verify electronic bingo card images and enables the winning electronic bingo card images and paper cards to be displayed on monitors within the bingo hall. The caller unit typically contains a modem that allows us to access data remotely, thereby enabling us to monitor the use of our terminals. Data from the system is also available to assist bingo hall operators to manage their halls.

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

Player Terminal. Each player terminal consists of a separate computer and touch screen monitor. Each player’s terminal is housed in a customized metal or wooden table with up to six terminals per table. Players can cycle through all of their electronic bingo card images while play is proceeding. The player’s terminal marks the numbers called on each electronic bingo card image being played, either automatically or after the player enters the number called. The terminal displays the player’s three electronic bingo card images that are closest to a “BINGO.” The free space at the center of any electronic bingo card image that is one number away from “BINGO” flashes to notify the player. The terminal typically sounds an alert alarm and the screen flashes when “BINGO” is achieved.

Server-Based Electronic Bingo System

Our new server-based electronic bingo system, GameTech Elite(R), was developed to satisfy new emerging gaming opportunities.  The GameTech Elite(R) system allows us to offer many different types of gaming from a central system.  The games may be played using portable hand-held devices or on traditional slot equipment modified to be connected to our gaming network.  The advantage of a server-based electronic bingo system is that a customer is no longer limited to a single game that may be played on a single device.  Rather, the system can be configured to provide different games at different times during the day.  There is also almost no limit to the types of games that can be provided using the GameTech Elite(R) system.  We plan to continue to develop new applications for GameTech Elite(R) to take advantage of future gaming opportunities in the coming years.

Products - Box

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

Slot Equipment
We have internally developed many unique game themes that include rich visual content as well as unique game pay tables that are designed to attract customers seeking a variety of gaming experiences.  We also have acquired externally developed unique game content to complement our internally developed game library.  We will continue to develop game content internally and selectively acquire game content externally.  We anticipate that as we expand our presence in Class III gaming markets, we will sell our machines and charge a license fee for use of the game content.  For every machine sold, this would provide the company with both a one-time machine sale and recurring revenue stream from the licensing of our game content.  Development of game content in the future will be a key initiative as we look to expand our presence in the existing markets as well as expand into the traditional Class III markets.

Product and System Software Development

We conduct an ongoing research and development program to enhance the features and capabilities of our various product lines, to maintain a competitive advantage in the marketplace, to extend our product line with new games and applications, and to continually reduce the cost of both product development and product manufacturing.

During fiscal 2009, we spent approximately $5.4 million for company-sponsored research and development activities compared with approximately $5.6 million during fiscal 2008 and approximately $3.9 million during fiscal 2007.

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

We are one of the few developers of server-based gaming systems with remotely linked wireless hand-held gaming devices, such as the GameTech Elite(R) system.  We offer not only bingo and linked bingo applications on our system, but also server-based Class III gaming such as poker, keno, and video reels.  We believe our server-based product line will continue to grow with new content and new applications.

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

In 2008, we entered into an agreement with Rocky Mountain Industries LLC of Montana, a leader in the Montana gaming market. The agreement calls for an initial order of 500 gaming machines, with an option for the customer to purchase an additional 500 machines. The contract specifies a new cabinet style for the gaming machines and also calls for the Company to provide custom development of five new games and certain rework of sixteen existing games (“Initial Custom Games”). In October of 2008, the Company obtained approval of the new cabinet from Montana Gaming Control Division. GameTech is now in the final stages of developing the Initial Custom Games to the approved specifications of the customer as called for in the agreement. We expect to submit the Initial Custom Games for regulatory approval in Montana during early Q2 of fiscal 2010. Delays in the completion of this product have been due to finalizing the product requirements and specifications. The agreement also contains a four year custom game development commitment with a customer option for two additional years. We have received a $3.5 million deposit related to this contract that is classified as deferred revenue on our Consolidated Balance Sheet.

We have also been approved in several California tribal territories for Class III games.  We will continue to develop content and seek approvals for the Class III market in California, Native American and Nevada casinos.  To that end, we have continued to focus our efforts on developing new content by our gaming development group, which was created last year by combining our bingo and box research and development department and hiring new talent.  This department has a strong industry background and we believe will be able to help us produce new and competitive content in the coming years.

Target Markets

Bingo.  We target the thousands of charities licensed to operate bingo games in the United States and Canada. We also target Native American bingo halls and commercial entities in the United States and foreign markets. As of November 1, 2009, we had terminals in over 482 locations serving over 642 bingo operators.  For the 52 weeks ended November 1, 2009, portable terminals generated approximately 78% of our bingo revenue and fixed-based terminals generated approximately 22% of our bingo revenue.

As of November 1, 2009, we operated in 40 states and in the United Kingdom, Canada, and Japan.  We are actively pursuing additional opportunities in other states and countries, as well as increased activity in existing states and countries.

Box.  As of November 1, 2009, we sold box equipment, parts, and related software in seven states, with Louisiana, Montana, and South Dakota casino markets representing 99.1% of our overall box sales.  The box revenue stream and percentage contribution in these major markets consists of the sale of new equipment (66%), used equipment (1%), software upgrades (10%), and other parts (23%).

Materials and Supplies

We purchase all bingo and box hardware components from various domestic and international suppliers.  Our bingo and box components are assembled and systems are configured or manufactured at our facility in Reno, Nevada, or our facilities located in Billings, Montana. We require that our personnel and suppliers be dedicated to high quality and high production levels.

Intellectual Property

We regard our products as proprietary and rely on patent law, copyrights and trademarks to protect our proprietary rights.  We have registered trademarks with the U.S. Patent and Trademark Office for the following names: “AllTrak,” “AllTrak2,” “Bingo Enhanced Tabs System,” “Blazing Quarters,” “Bowling for Cash,” “Cadillac Bingo,” “Club 76,” “Crazy Pays,” “Crystal Ball,” “Decorating for Dollars,” “Demolition Poker,” “Diamond Elite,” “Diamond TED,” “Elite Series,” “Firestar,” “Gambler’s Edge Keno,” “Gambler’s Edge Poker,” “GameTech,” “GameTech with design,” “GameTech Arizona Corporation,” “GameTech Mini,” “GameTech Elite,” “High Country Montana Poker,” “Hot Flush,” “Jukebox Jungle,” “Jokers Jackpot,” “Montana Choppers,” “MegaPlex,” “Miner’s Treasure,” “Montana Poker II,” “Nevada Classic,” “Pay-N-Play,” “Pays All Poker,” “Penny Power,” “Peter Jacobsen Challenge Keno,” “Player’s Zone,” “Poker Dogs,” “Raging Rubies,” “Royal Pays,” “Royal Touch,” “Sands Of Time,” Spies,” “Spill Over,” “Sunken Treasure,” “TED,” “TED2C,” “The Electronic Dauber,” “Tracker,” “Traveler,” “Treasure Hunt Keno,” “Wild Biker,” and “Wild Widow Poker.”  We have trademark applications pending with the U.S. Patent and Trademark Office for the following names: “GameTech MaxVision,” and “GameTech Edge.”

We have registered Canadian trademarks for the following names: “AllTrak,” “Diamond Bingo,” “Diamond Elite,” “Diamond Plus Bingo,” “Diamond Pro,” “Diamond TED,” “Diamond VIP,” “GameTech,” “GameTech with design,” “TED,” “TED2C,” and “The Bingo Players Choice.”

We have registered Mexican trademarks for the following names: “GameTech,” “GameTech Mexico,” “Gringo Bingo,” “Latin 90,” “Tracker,” and “Traveler.”  We have Mexican trademark applications pending for the following names: “Loteria Loco.”

We have registered Norwegian trademarks for the following names: “GameTech with design” and “TED.”

We cannot provide assurance that any of our domestic or foreign trademark applications pending will be granted.

Competition

Bingo.  The electronic bingo industry is characterized by intense competition based on various factors, including the ability to enhance bingo hall operations and to generate incremental revenue for bingo hall operators through product appeal to players, ease of use, serviceability, customer support and training, distribution, name recognition, and price.  We compete primarily with other companies providing electronic bingo terminals, including but not limited to Applied Concepts, Arrow, Bettina Corp., California Concepts, EZ Bingo, FortuNet, Inc., eQube, Pacific Gaming, Planet Bingo and Video King.  In addition, we compete with other similar forms of entertainment, including casino gaming, other forms of Class II gaming, and lotteries.  Increased competition has resulted, and may continue to result, in price reductions, reduced operating margins, reduced revenue, and loss of market share, any of which could materially and adversely affect our business, operating results, and financial condition.  Furthermore, existing and new competitors may expand their operations in our existing or potential new markets.  We have attempted to counter competitive factors by providing superior service, new, innovative, and quality products and software improvements.  We believe that the quality of our full array of portable and fixed-based bingo systems, combined with superior service and customer support, differentiate us from our competitors.

We believe server-based gaming will be a significant technological development in the gaming industry.  As a leader in the bingo industry, our newest gaming system known as the GameTech Edge(TM) was further developed in 2009 and will be the premier US product offering in 2010 with further enhancements, features and bingo content planned for release. We compete primarily with other companies providing electronic bingo terminals, as listed above.

Box.  The box industry is highly competitive and is driven primarily by the ability of manufacturers to develop appealing video reel, video poker, and keno game content as well as the ability to provide their customers with a stream of new games to meet ever changing customer needs.  The development or acquisition of new game content is critical to remaining competitive in the box industry as our competitors continue to develop new game content.  By providing our customers with a variety of game options and configurations, we can differentiate our products and services from our competitors as well as provide for a built-in loyalty base of customers as conversion and upgrade sales can provide a steady stream of recurring revenue.  We compete primarily with other box manufacturers including but not limited to IGT and Spielo.

Government Regulation

We are subject to regulation and oversight by governmental authorities in virtually all jurisdictions in which we conduct business. As of November 1, 2009, we held approximately 94 licenses with various regulatory agencies. The regulatory requirements vary from jurisdiction to jurisdiction. Governmental regulations may require licenses, approvals, findings of suitability, or qualifications for our company as well as for our products, officers, directors, certain personnel, significant stockholders, or other associated parties. The term “significant stockholder” typically refers to any beneficial owner of 10% or greater of our capital stock. Any person who fails or refuses to comply with these regulatory requirements could be subject to disciplinary or legal action, which could adversely impact our company, including the loss of any existing license, the ability to obtain a future license, and our ability to conduct business in one or more jurisdictions. The licensing approval and finding of suitability processes can be lengthy and expensive. On Native American lands, regulations result from the laws of each tribe, the provisions of IGRA, and various tribal-state compacts. Many jurisdictions have comprehensive licensing, reporting, and operating requirements with respect to the manufacture, development, assembly, support, distribution, sale, lease, use, and operation of bingo and bingo-related products, including electronic bingo equipment. These requirements have a direct impact on the conduct of our day-to-day operations. In substantially all jurisdictions in which gaming is legal, the regulatory authority imposes operating restrictions on gaming and on the form of business relations we can have with the gaming operator entities. Generally, regulatory authorities may deny applications for licenses, other approvals, or findings of suitability for any cause they may deem reasonable. There can be no assurance that our company or our hardware or software products, personnel, officers, directors, significant stockholders, distributors, vendors, consultants, or other associated parties will receive or be able to maintain any necessary licenses, other approvals, or findings of suitability. The loss of a license or a product approval in a particular jurisdiction may prohibit us from realizing revenue in that jurisdiction and may adversely impact our license or product placements and ability to realize revenue in other jurisdictions. Any change in law or regulation by a jurisdiction, or an unfavorable interpretation of any law or regulation, could adversely impact our ability to earn revenue.

Nevada Regulation and Licensing

We have unconditional licenses from the Nevada Gaming Commission (the “Commission”) as a publicly traded corporation and we are licensed as (i) solely a manufacturer (ii) or solely a distributor (iii) or both as a manufacturer and distributor of gaming devices, (iv) an operator of a mobile gaming system, and (v) an operator of an inter-casino linked system. Additionally, our officers and directors are suitable to hold such positions in the Company. The foregoing licenses, findings of suitability, and related approvals are limited only by the annual renewal process set forth by the Nevada Gaming Commission for all license holders.

As a corporation registered with and licensed by the Commission, our company and its officers, directors, and shareholders are subject to Nevada law relating to the regulation and control of the gaming industry. The manufacture and distribution in Nevada of gaming devices and associated equipment and the operation of mobile gaming systems and inter-casino linked systems are subject to the provisions of the Nevada Gaming Control Act and the related regulations of the Commission, and the Nevada State Gaming Control Board (the “Gaming Board”).

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

The Nevada gaming authorities may investigate any individual who has a material relationship to, or material involvement with us in order to determine whether such individual is suitable or should be licensed as a business associate of a gaming licensee. Officers, directors and certain key employees of ours must file applications with the Nevada gaming authorities and may be required to be licensed or found suitable by the Nevada gaming authorities. Officers, directors and key employees of ours who are actively and directly involved in the manufacturing or distribution activities of the company, or involved in the operations of any mobile gaming system or inter-casino linked system operated by us, may be required to be licensed or found suitable by the Nevada gaming authorities. The Nevada gaming authorities may deny any application for licensing for any cause which they deem reasonable. A finding of suitability is comparable to licensing, and both require submission of detailed personal and financial information followed by a thorough investigation. The applicant for licensing or a finding of suitability must pay all costs of the investigation. Changes in licensed positions must be reported to the Nevada gaming authorities and, in addition to their authority to deny an application for a finding of suitability or licensing, the Nevada gaming authorities have jurisdiction to disapprove a change in corporate position.

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

Regulation of Electronic Bingo Systems

Our electronic bingo products, including our portable, fixed-based terminals, and server-based gaming, encounter greater regulation than bingo played with paper cards. Applicable federal, state, Native American, and local regulations and enforcement vary significantly by jurisdiction.

Electronic bingo in charitable halls is less widely permitted than bingo played with paper cards, primarily because many state laws and regulations were enacted before electronic bingo was introduced. We believe that electronic bingo is currently permitted in at least 42 of the 50 states. Because many state laws and regulations are silent or ambiguous with respect to electronic bingo, changes in regulatory interpretations or enforcement personnel could impact the continued operation of electronic bingo in some of these states. In addition, some regulatory authorities require the demonstration, testing, approval, or modification of electronic bingo systems prior to placement.

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

Employees

As of January 29, 2010, we had approximately 190 full-time employees. We are not subject to collective bargaining agreements with our employees, and we believe that our relations with our employees are good.

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

Failure to comply with Nevada regulations could have a material adverse effect on our operations.

We have unconditional licenses from the Nevada Gaming Commission (the “Commission”) as a publicly traded corporation and we are licensed (i) solely a manufacturer (ii) or solely a distributor (iii) or both as a manufacturer and distributor of gaming devices (iv) an operator of a mobile gaming system, and (v) an operator of an inter-casino linked system. Additionally, our officers and directors are suitable to hold such positions in the Company. The foregoing licenses, findings of suitability, and related approvals are subject to an annual renewal process set forth by the Nevada Gaming Commission for all license holders. Under Nevada gaming law all directors, officers and 10% or greater shareholders of companies seeking registration and licensing by the Commission are required to file a licensing application and receive a finding of suitability at the discretion of the Commission on the recommendation of the Gaming Board.  Our equipment is subject to evaluation and approval by the state of Nevada prior to product placement or installation. Each of our products that are in distribution in Nevada have been submitted to and approved by the state of Nevada. If we are ever denied a renewal of our Nevada licenses, we may not be able to place our electronic bingo systems or slot machines with Nevada customers and, depending upon the reason for the denial, may be required to relocate our operations outside the state, which may have a material adverse effect or our business, results of operations, and financial condition.

If our electronic bingo units were classified as Class III bingo systems under the Indian Gaming Regulatory Act, we may not be able to obtain the necessary approvals to operate our business, or we may have to modify our systems to remain classified as Class II bingo systems.

Our operations in Native American gaming halls, which generated approximately 16% of our bingo revenue during fiscal 2009, are subject to Native American and federal regulation under IGRA, which established the National Indian Gaming Commission, or NIGC.  The NIGC has the authority to adopt rules and regulations to enforce certain aspects of IGRA and to protect Native American interests.  Under IGRA, electronic bingo devices similar to ours have previously been determined by the NIGC to be Class II products that are subject solely to Native American regulation as approved by the NIGC.  We believe our electronic bingo systems meet all of the requirements of a Class II game.  We cannot provide assurance that the NIGC will not enact future regulations or reinterpret existing regulations in such a manner so as to limit the authority of tribes to self-regulate Class II gaming or to change the definition of Class II gaming in such a manner that our electronic bingo systems are classified as a Class III game under IGRA.  If classified as Class III games, our electronic bingo systems could become subject to federal and state regulation through the Johnson Act and through tribal-state compacts required for Class III games played on Native American lands.  In that event, or in the event other federal laws are enacted or interpreted differently that would subject our operations on Native American lands to state regulation, we may not be able to modify our electronic bingo systems to be classified as Class II games, or we may not obtain the necessary state approval and licenses to continue our operations in Native American gaming halls.  Any such event could have a material adverse effect on our business, results of operations, and financial condition. Any modifications of our electronic bingo systems would also have the additional risk that such modifications would not appeal to customers or be acceptable to the Native American tribes.

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

Business combinations and investments present risk, and we may not be able to realize the financial and strategic goals that were contemplated at the time of the transaction, which could materially affect our financial results.

We have invested in strategic initiatives that we believe will expand our geographic reach, product lines, and/or customer base.  We may encounter difficulties in the assimilation of acquired operations, technologies and/or products, or an acquisition may prove to be less valuable than the price we paid. Any of these events or circumstances may require us to record substantial impairment charges on goodwill and other intangible assets, resulting in a negative impact on our operating results.

Moreover, as we continue the process of evaluating our business in conjunction with an assessment of the Company’s long-term strategic goals, we will also further evaluate past and potential investments to determine if and how they will fit into our organizational structure going forward. If an event or change occurs in affiliate relationships or agreements associated with business combinations, we may be required to reassess cash flows, recoverability, useful lives, and fair value measurements, which may result in material impairment charges.

If deterioration of the economy continues, this could cause additional financial and stock market declines, which could lead to reduced earnings and could result in future goodwill impairments .

In the fourth quarter of fiscal year 2009, we recorded a goodwill impairment charge of $15.7 million related to our acquisition of Summit, representing all of the remaining goodwill for our box division.  This was based on a combination of factors, including the current economic environment, decreased revenues, particularly in the box segment.  As of November 1, 2009, the remaining goodwill amounted to $10.2 million, all of which is the bingo division. Factors we consider important that could trigger an impairment review include significant underperformance relative to historical or projected future operating results, significant changes in the manner of the use of our assets or the strategy for our overall business and significant negative industry or economic trends.  If current economic conditions worsen causing decreased revenues and increased costs we may have further goodwill impairments.  For additional information see Item 7 “Impairment of Long –lived Assets, Goodwill and Intangible Assets”.

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

Our outstanding credit facility subjects us to financial covenants which may limit our flexibility.

Servicing our Credit Facility requires a significant amount of cash, and our ability to generate the required cash depends on our ability to successfully manage our business and upon other factors some of which are beyond our control.  The agreement governing the debt contains substantial affirmative and restrictive covenants, including the maintenance of certain financial ratios.  A breach of any of our obligations under the debt agreement can result in a default allowing the Lenders to elect to declare all amounts outstanding together with accrued interest to be immediately due and payable.  The financial covenants include a cash flow leverage ratio, fixed charge coverage ratio, working capital requirement and liquidity requirement. The non-financial covenants include restrictions on asset divestitures; liens; transactions with related parties; limitations on additional indebtedness; mergers, acquisitions and consolidations; cash dividends; redemptions of stock; and change of control. As of November 1, 2009, the outstanding balance on our term loan was $27.4 million and we were in compliance with all the covenants as amended.  For additional information see Note 4 “Credit Agreements and Acquisition of Real Property” to our Consolidated Financial Statements contained herein.

We must continue to meet NASDAQ Global Market continued listing requirements or we risk delisting.

Our common stock is listed on the NASDAQ Global Market.  In order to maintain that listing, we are required to satisfy minimum financial and other continued listing requirements, including, without limitation, maintaining a $1.00 per share minimum closing bid price for our common stock.

If the closing bid price of our common stock is below $1.00 for 30 consecutive business days, we could receive notice from NASDAQ stating that the minimum bid price of our common stock is below continued listing standards.  To regain compliance, our common stock would need to close at $1.00 or more for any 10 consecutive business days during the 180 calendar days following our receipt of the notice.  If we are unable to regain compliance within 180 calendar days, NASDAQ would determine whether we meet the initial listing criteria for the NASDAQ Capital Market other than the bid price requirement.  If we met such criteria, we would be afforded an additional 180 calendar days to regain compliance with the minimum bid price rule.

Given current economic conditions and the volatility of our stock price, there is no guarantee that we will be in compliance with the NASDAQ Global Market’s minimum bid requirement when the suspension is lifted.  If we are unable to meet the minimum bid, or if we fail to satisfy any other continued listing standard under the NASDAQ Global Market rules, NASDAQ may commence delisting proceedings against us. If we were to be delisted, the market liquidity of our common stock would likely be adversely affected and the market price of our common stock would likely decrease.  In addition, our stockholders’ ability to trade or obtain quotations on our shares could be severely limited because of lower trading volumes and transaction delays.  These factors could contribute to lower prices and larger spreads in the bid and ask price of our common stock.

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

We derive a significant portion of our revenue from customers serviced through distributors in both the bingo and box business.  Our bingo distributors place our products with our customers and often maintain the primary relationship with the bingo halls.  Generally, we, or our distributors enter into one- to three-year agreements with customers for the use of our systems and terminals.  We rely on our distributors exclusively in the states in which the law requires us to place our systems and terminals through qualified distributors.  The loss of our relationship with one or more of our distributors may require us to develop our internal sales force or engage new distributors to place our systems and terminals, which could be time consuming and expensive.  The loss of one or more of our significant distributors may have a material adverse effect on our business, results of operations, and financial condition.  As of November 1, 2009, there was one distributor that represented approximately 42% of the consolidated accounts receivable balance, and approximately 87% of the box accounts receivable balance.

We rely on the Louisiana, Texas, and Mississippi markets for a significant portion of our revenue.

The concentration of our revenue in the Louisiana, Texas, and Mississippi markets heightens our exposure to regulatory changes or market changes that may prevent or impede us from doing business in those states.  The Louisiana market generated 75.6% of box revenue and 16.3% of consolidated revenue; the Texas market generated 15.3% of bingo revenue and 12.5% of consolidated revenue, while the Mississippi market generated 7.7% of bingo revenue and 6.3% of consolidated revenue. Furthermore, the loss of or inability of our company to find suitable distributors in Texas and Louisiana, where state law requires electronic bingo devices and systems to be placed through qualified distributors, could cause a material adverse effect on our business, results of operations, and financial condition.

The electronic bingo and box gaming industries are extremely competitive.

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

Our Chairman of the Board, Richard Fedor, beneficially owns approximately 17% of our outstanding common stock.  As a result, the Chairman of our company can significantly influence the management and affairs of our company and all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions.  This concentration of ownership could have the effect of delaying or preventing a change in control of our company, even when such change of control is in the best interests of stockholders.  This concentration of ownership might also adversely affect the market price of the common stock and the voting and other rights of the Company’s other stockholders.

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

Our failure to effectively manage our growth could impair our business.

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

As of November 1, 2009, we had $3.9 million of principal invested in Auction Rate Securities (“ARS”), representing interests in collateralized debt obligations supported by pools of residential and commercial mortgages or credit cards, insurance securitizations and other structured credits, including corporate bonds. Some of the underlying collateral for the ARS held by us consists of sub-prime mortgages.  With the liquidity issues experienced in global credit and capital markets, the ARS held by us at November 1, 2009 have experienced multiple failed auctions as the amount of securities submitted for sale exceeded the amount of purchase orders.

We recorded a pre-tax impairment charge of approximately $3.3 million during fiscal 2008 reflecting the portion of ARS holdings that was an other-than-temporary decline in value.  The estimated market value of our ARS holdings at November 1, 2009, was $0.6 million.  During the first quarter of fiscal 2010, we received a tender offer for one of our eight ARS, which we were able to sell, providing $0.5 million in cash.

The credit and capital markets could continue to deteriorate in 2010. If uncertainties in these markets deteriorate further or we experience any additional rating downgrades on any investments in our portfolio (including ARS), we may incur additional impairment charges to our investment portfolio, which could negatively affect our financial condition, cash flow and reported earnings.

Sales of additional shares of common stock, or the potential for such sales, could have a depressive effect on the market price of our common stock.

As of January 26, 2010, we had 11,735,865 outstanding shares of common stock. Approximately 9.5 million of such shares are eligible for resale in the public market without restriction or further registration. The remaining approximately 2.2 million shares of common stock outstanding are held by affiliates of our company and may be sold without registration only in compliance with the volume and other limitations of Rule 144. Sales of substantial amounts of common stock by stockholders in the public market, or even the potential for such sales, are likely to adversely affect the market price of the common stock and could impair our ability to raise capital by selling equity securities. Moreover, the shares of common stock issuable upon the exercise of 1,032,450 outstanding options and issuable upon the vesting of 177,165 outstanding restricted stock shares will be freely tradable without restriction unless acquired by affiliates of our company. The issuance of such freely tradable shares will result in additional outstanding shares of common stock and will create additional potential for sales of additional shares of common stock in the public market.

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

New products require regulatory approval and may be subject to complex and dynamic revenue recognition standards, which could materially affect our financial results.

As we introduce new products and transactions become increasingly complex, additional analysis and judgment is required to account for and recognize revenues in accordance with generally accepted accounting principles. Transactions may include multiple element arrangements and/or software components and applicable accounting principles or regulatory product approval delays could change the timing of revenue recognition and could adversely affect our financial results for any given period. Fluctuations may occur in our deferred revenues and reflect our continued shift toward more multiple element contracts that include systems and software.

Current environmental laws and regulations, or those enacted in the future, could result in additional liabilities and costs.

The manufacturing of our products may require the use of materials that are subject to a variety of environmental, health and safety laws and regulations. Compliance with these laws could increase our costs and impact the availability of components required to manufacture our products. Violation of these laws may subject us to significant fines, penalties or disposal costs, which could negatively impact our results of operations, financial position or cash flows.

Item 1B.                      Unresolved Staff Comments

None.

Item 2.              Properties

On August 22, 2008, we purchased real property in southeast Reno, Nevada.  The real property consists of approximately 5 acres with a building of approximately 100,000 square feet that is used as our new headquarters and for manufacturing operations.  We have invested in additional improvements to the interior of the building to add office space, and provide for the manufacturing and assembly needs of bingo and box equipment.  Please see Note 4 “Credit Agreements and Acquisition of Real Property” to our Consolidated Financial Statements contained herein for further discussion of the financing for this purchase.  The loan we obtained to finance the purchase is secured by all of the assets of GameTech International Inc. and all of its wholly-owned subsidiaries, to include a first mortgage on this real property.

We operate two regional facilities for our bingo operations: an 8,080 square-foot site in Broadview Heights, Ohio, and a 1,790 square-foot site in Southlake, Texas. The Ohio lease expires May 31, 2010, and the Texas lease expires December 31, 2010. We also lease two facilities in Billings, Montana for our box operations: a 16,000 square-foot site which expires August 31, 2010 and a 3,180 square-foot site which is month-to month.  We expect to decrease our square footage in Montana as more of our box operations move to our headquarters in Reno, Nevada.  Due to the large capacity of our new headquarters, it is our intention to consolidate all the business opportunities that we can to Reno, Nevada. As a result of that, we will evaluate each lease as it comes up for renewal and may reduce our leases. We lease several other facilities, none of which are material to our operations. We believe that our facilities will be adequate for our needs for the foreseeable future.

Item 3.              Legal Proceedings

GameTech International, Inc. v. Trend Gaming Systems, LLC. On March 22, 2001, we filed GameTech International, Inc. v. Trend Gaming Systems, LLC, CIV 01-0540 PHX LOA, a claim in the United States District Court for the District of Arizona (involving a distribution agreement in Texas), seeking a declaratory judgment that we were not in material breach of our November 1, 1999 Distribution Agreement with Trend Gaming Systems, LLC (“Trend”), and seeking damages for past due payments and wrongful withholdings by Trend. Trend counterclaimed, alleging that its payments were in compliance with its contractual obligations. Trend also contended that we were in breach of certain of our contractual obligations to Trend, including that we had wrongfully terminated Trend. On December 16, 2002, the court entered at our request an order enjoining Trend from using approximately $540 thousand in funds it had collected on our behalf, pending a trial on our ownership interest in those funds. The money was placed in two bank accounts/constructive trusts, subject to the court’s control (the “Deposited Funds”). The sums in those accounts now total approximately $657 thousand. In addition, collections of accounts receivable by Trend, if any, are also being placed in that account, pending the resolution of the case. We have posted a $450 thousand deposit with the court as a bond, which was presented as restricted cash on our consolidated balance sheets in fiscal years prior to 2009 but is now presented in deposits in our consolidated balance sheets. The accounts receivable from Trend were fully reserved. During the quarter ended April 30, 2008, we wrote off all receivables and related reserves. Trial in this matter commenced October 4, 2004. On November 1, 2004, the jury returned a verdict in favor of Trend against us in the amount of $3.5 million in compensatory damages. The jury also awarded us $735 thousand in compensatory damages against Trend for funds Trend collected on our behalf but failed to remit to us. The court denied all of our post-trial motions, except that it maintained the injunction imposing a constructive trust on the Deposited Funds, pending resolution of the issues on appeal. The court setoff the jury awards and entered an amended judgment for Trend on March 12, 2005, in the amount of $2.8 million, plus interest on that sum at the rate of 3.31% per annum beginning March 30, 2005.

We appealed to the United States Court of Appeals for the Ninth Circuit on April 8, 2005. We posted a supersedeas bond on April 8, 2005, in the court-appointed amount of $3.4 million, which bond stayed any action by Trend to collect on the judgment, pending appeal. Trend initially sought an award of $810 thousand in legal fees and $26 thousand in expenses and costs. In an amended request, Trend sought an award of $1.4 million in legal fees and $61 thousand in expenses and costs. The court awarded Trend $909 thousand in legal fees, expenses and costs plus interest of 3.77% per annum beginning August 5, 2005. We appealed the fee award to the United States Court of Appeals for the Ninth Circuit on August 5, 2005. We posted an additional supersedeas bond with the court on August 18, 2005, in the amount of $1.1 million, thereby staying any action by Trend to collect the fees, pending appeal. Any cash used in the collateralization of the bonds was accounted for as restricted short-term investments on our consolidated balance sheets. On April 19, 2007, a three-judge panel of the United States Court of Appeals for the Ninth Circuit heard oral arguments for the appeal.

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

For the year ended October 31, 2004, we recorded an estimated loss contingency in the Trend litigation of $2.8 million, which was estimated based on the amounts of the judgment described above. We recorded an additional loss contingency of $0.9 million in the third quarter of fiscal 2005 to account for the increased total award to Trend for legal fees and expenses and costs. In addition, we recorded a loss of $313 thousand through October 31, 2007, for the interest accrued on the Trend judgment. With the United States Court of Appeals for the Ninth Circuit ruling upholding each of the items we appealed, reversing the trial court’s rulings and remanding the matter back to the trial court for a new trial, no additional loss contingencies were accrued.

A new trial in this matter commenced October 19, 2009, in the United States District Court for the District of Arizona.  On November 12, 2009, the jury returned a verdict in our favor and against Trend in the amount of $821 thousand in compensatory damages.  On November 17, 2009, the court entered a judgment affirming the jury’s verdict in this matter.  On January 7, 2010 the court entered a first amended final judgment interesting favor of GameTech and against Trend in the amount of $821 thousand together with accrued prejudgment interest in the amount of $589 thousand.  The court ruled that GameTech is entitled to post-judgment interest on the principal judgment award of $821 thousand at a rate of .47% until paid by Trend.  On November 24, 2009, we filed a post-trial motion with the court seeking an order directing the release of the Deposited Funds in partial satisfaction of the jury’s compensatory damages award entered against Trend.  On December 7, 2009, we filed a second post-trial motion seeking an order to exonerate the Cash Bond that was posted with the court.  Both of these post-trial motions are currently pending before the court.  As of November 1, 2009, GameTech had a high probability of prevailing in this proceeding.  As a result, the loss contingencies totaling $4.0 million that had been recorded in fiscal 2004, 2005, and 2007 were reversed.

GameTech International, Inc. v. Trend Gaming, LLC. On March 2, 2004, a jury rendered a verdict in our favor and against Trend Gaming, LLC, a Kentucky LLC (“Trend Gaming”) (involving a prior distribution agreement in Virginia) awarding compensatory and punitive damages in the total amount of approximately $1.5 million. The jury also returned a verdict against Steven W. and Rhonda Hieronymus awarding compensatory and punitive damages of $1.0 million. The court reduced compensatory damages against Trend Gaming to $1.1 million. The court affirmed $150 thousand in punitive damages against Trend Gaming and awarded us fees and costs of suit against Trend Gaming in the amount of $650 thousand. Compensatory damages against Mr. and Mrs. Hieronymus have been reduced to $762 thousand but the punitive damage award against them in the amount of $150 thousand remains unchanged. Of the total compensatory damages of $1.1 million awarded to us, $762 thousand represents compensation for lost profits. We can only collect such damages from one of the defendants to avoid a double recovery. Defendants appealed the judgment against them. On March 5, 2007, the Appellate Court entered its ruling affirming the judgment of the lower court in our favor. On June 16, 2008, the Ninth Circuit Court of Appeals awarded attorney fees in the amount of $139 thousand in favor of GameTech and jointly and severally against Trend Gaming L.L.C., Steven W. Hieronymus, and the marital estate of Steven W. Hieronymus and Rhonda Hieronymus. We have not recorded an estimated gain contingency, as we can give no assurances whether we will be able to collect any award from the defendants.

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

None

PART II

Item 5.              Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities

Our common stock is listed on the NASDAQ Global Market under the symbol “GMTC.” The following table sets forth high and low sales prices of our common stock for the period indicated as reported on the NASDAQ Global Market during each quarter from November 1, 2007:

	High	Low
53 Weeks Ended November 2, 2008
First Quarter	$8.63	$5.33
Second Quarter	$7.19	$4.95
Third Quarter	$6.21	$3.75
Fourth Quarter	$4.49	$2.01
52 weeks November 1, 2009
First Quarter	$2.90	$0.95
Second Quarter	$1.50	$0.50
Third Quarter	$2.14	$1.21
Fourth Quarter	$2.08	$1.30

On January 27, 2010, the last reported sales price of our common stock was $1.46 per share. On January 27, 2010, there were 129 record holders of our common stock.

Performance Graph

The following graph reflects the cumulative total return (change in stock price plus reinvested dividends) of a $100 investment in our common stock for the five-year period for our fiscal years ended October 31, 2005 through 2007, 53 weeks ended November 2, 2008 and 52 weeks ended November 1, 2009 in comparison to the NASDAQ Composite Index and the Gaming Activities peer group.  This peer group consists of American Vantage Companies (AVCS), American Wagering Inc (BETM), Archon Corp. (ARHN), Bally Technologies Inc (BYI), Bingo Com Limited (BNGO), Call Now Inc (CLNW), Canterbury Park Holding Corp. (CPHC), Churchill Downs Inc (CHDN) Cryptologic Limited (CRY), Dover Downs Gaming & Entertainment (DDE), Florida Gaming Corp. (FGMG), Gate TO Wire Solutions Inc (GWIR), Interactive Systems Worldwide Inc (ISWI), Ladbrokes PLC (LAD), Lakes Entertainment Inc (LACO), Littlefield Corp. (LTFD), Magna Entertainment Corp. (MECAQ), Money Centers Of America Inc (MCAM), MTR Gaming Group Inc (MNTG), Multimedia Games Inc (MGAM), Pacificnet Inc

(PACT), Pinnacle Entertainment Inc (PNK), Pokertek Inc (PTEK), Progressive Gaming International Corp. (PGICQ), Tabcorp Holdings Limited (TAH), The9 Limited (NCTY), Trans World Corp. (TWOC), and Youbet.com Inc (UBET).  The comparisons are not intended to forecast or be indicative of possible future performance of our common stock.

	10/31/04	10/31/05	10/31/06	10/31/07	11/2/08	11/1/09

GameTech International, Inc.	100.00	100.78	251.32	219.49	59.61	33.59
NASDAQ Composite	100.00	107.75	122.18	146.93	86.70	104.97
Gaming Activities Industry	100.00	119.83	118.24	136.03	49.30	64.62

Dividend Policy

During 2009 and 2008, the Company did not declare or pay any dividends.  Any payment of dividends in the future will be reviewed by our Board of Directors and will depend upon, among other factors, our earnings, financial condition, capital requirements, level of indebtedness, contractual restrictions with respect to the payment of dividends, and other considerations that our Board of Directors deems relevant. Under our current credit facility, any payment of cash dividends requires prior bank approval.

Item 6.              Selected Financial Data

 The selected consolidated statement of operations data for the 52 weeks ended November 1, 2009, 53 weeks ended November 2, 2008 and 12 months ended October 31, 2007 and the selected consolidated balance sheet data set forth below as of November 1, 2009 and November 2, 2008, have been derived from our consolidated financial statements, which have been audited by Grant Thornton LLP, independent registered public accounting firm, included elsewhere herein. The selected consolidated statement of operations data for the years ended October 31, 2006 and 2005 and the selected consolidated balance sheet data set forth below at October 31, 2007, 2006, and 2005 have been derived from our audited consolidated financial statements not included herein. The selected financial data set forth below should be read in conjunction with the Financial Statements and Notes thereto and with “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” appearing elsewhere in this report. All amounts are in thousands except per share information.

	52 Weeks Ended	53 Weeks Ended	Twelve Months Ended	Twelve Months Ended	Twelve Months Ended
	November 1, 2009	November 2, 2008	October 31, 2007	October 31, 2006	October 31, 2005
Net revenue	$47,794	$55,447	$58,805	$49,289	$49,651
Cost of revenue	19,952	25,365	26,542	19,929	20,304
Gross profit	27,842	30,082	32,263	29,360	29,347

Operating expenses:
General and administrative	10,493	11,017	9,538	8,303	11,406
Sales and marketing	11,037	10,519	10,519	11,041	11,952
Research and development	5,401	5,591	3,865	2,885	4,058
Goodwill impairment	15,716	10,780	-	-	-
Intangible Impairment	2,660	-	-	-	-
Gain on sale of assets	-	-	(656)	-	-
(Gain) Loss contingencies	(4,022)	-	124	133	137
Total operating expenses	41,285	37,907	23,390	22,362	27,553
Income (loss) from operations	(13,443)	(7,825)	8,873	6,998	1,794

Interest expense	(3,046)	(4,624)	(2,342)	(10)	(13)
Impairment of investments	-	(3,306)	-	-	-
Other income (expense), net	7	181	807	356	89
Income (loss) before income taxes	(16,482)	(15,574)	7,338	7,344	1,870
Provision (benefit) for income taxes	(5,980)	(4,411)	2,667	2,961	534
Net Income (loss)	$(10,502)	$(11,163)	$4,671	$4,383	$1,336
Net income (loss) per share:
Basic	$(0.90)	$(0.92)	$0.37	$0.36	$0.11
Diluted	$(0.90)	$(0.92)	$0.36	$0.34	$0.11
Shares used in calculating net income (loss) per share:
Basic	11,714	12,190	12,566	12,181	11,868
Diluted	11,714	12,190	12,991	12,757	11,960

Cash dividends per common share	$0.00	$0.00	$0.00	$0.00	$0.03

	Fiscal Years Ended
	(In thousands, except per share amounts)
Balance Sheet Data:	November 1, 2009	November 2, 2008	October 31, 2007	October 31, 2006	October 31, 2005
	(Note 1)	(Note 2)
Cash, cash equivalents and short-term investments	$3,337	$6,076	$11,393	$12,819	$6,833
Restricted Cash	-	3,158	502	4,515	4,581
Working Capital	7,618	9,123	13,954	15,412	10,824
Total Assets	66,663	89,495	93,882	59,214	51,130
Total Debt	27,524	37,161	29,759	-	-
Total stockholders’ equity	$29,340	$39,410	$54,479	$49,834	$41,889

1.
The decrease in total assets in 2009 was primarily due to the impairment charge related to goodwill of $15.7 million associated with our acquisition of Summit and the impairment charge of $2.7 million related to our Summit intangibles.  Additionally, the decrease in total assets and debt in 2009 was primarily due to a paydown of $5.0 million of the principal long term debt, as well as quarterly principal payments on our current Credit Facility of  $4.5 million.  Our restricted cash decreased due to funding the construction of improvements to our new headquarters in February 2009.  For additional information see Note 1 “Business and Summary of significant Accounting Policies” and Note 4 “Credit Agreements and Acquisition of Real Property” to our Consolidated Financial Statements contained herein.

2.
The decrease in total assets in 2008 was primarily due to the impairment charge related to goodwill of $10.8 million associated with our acquisition of Summit and the impairment charge of $3.3 million related to our investments in auction rate securities, offset by the purchase of real property for our Reno headquarters.   The increase in restricted investments in 2008 was due to proceeds from our new credit agreement that are restricted for funding the construction of improvements to the real property mentioned above. The increase in the total debt in 2008 was due to our incurrence of long-term debt to finance the purchase of real property for our Reno headquarters.  For additional information, see Note 4 “Credit Agreements and Acquisition of Real Property” to our Consolidated Financial Statements contained herein.

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

Overview

We design, develop, and market bingo systems (which includes server-based wireless gaming systems), VLT’s, slot machines and related software.  VLT’s, slot machines and related software are collectively referred to as “box business”. We entered the box business in March 2007 with our acquisition of Summit Gaming for $40.9 million in cash. For the 52 weeks ended November 1, 2009, the 53 weeks ended November 2, 2008, and the fiscal years ended October 31, 2007, our portable bingo terminals, fixed-based bingo terminals, and box businesses made the following contributions to revenue:

	52 Weeks Ended	53 Weeks Ended	Twelve Months Ended
Revenue Contribution	November 1, 2009	November 2, 2008	October 31, 2007

Portable Bingo Terminals	64%	63%	64%
Fixed Base Bingo Terminals	18%	16%	16%
Box Equipment	18%	21%	20%

As of November 1, 2009, we had bingo systems in service in 40 states, various Native American locations and the United Kingdom, Canada, and Japan.  We had box sales in 13 states and various Native American locations.  We are marketing new server-based wireless gaming systems where users play a range of games including bingo, video poker, keno and other slot machine games.  The GameTech Elite(R) server-based gaming system was installed domestically in the third quarter of 2008 and in Europe during the first quarter of fiscal 2009.  The European configuration supports wireless bingo and fast action gaming for the European bingo market.  In addition to the GameTech Elite(R) Server Based system, we have also spun off a particular configuration of GameTech Elite(R) for the traditional Bingo markets of the US as well as other International Bingo markets.  This product is known as GameTech Edge(TM), which was further developed in 2009 and was successfully installed in the summer of 2009 in a North American bingo hall.  GameTech Edge(TM) will be the premier US product offering in 2010 with further enhancements, features and bingo content planned for release.

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

We typically install our electronic bingo systems at no charge to our customers, and we capitalize the costs. For the 52 weeks ending November 1, 2009 and 53 weeks ended November 2, 2008, costs of $42 thousand and $53 thousand were capitalized, respectively, and amortization occurs over the expected term of the contract. We record depreciation of bingo equipment over either a three- or five-year estimated useful life using the straight-line method of depreciation.

Our box business generates revenue from the sale of boxes (new and used), software conversion kits, content fees, license fees, participation fees, parts, and services. For the 52 weeks ending November 1, 2009 and 53 weeks ended November 2, 2008, 94.6% and 95.6%, respectively, of our box business sales were derived from the sale of new and used equipment, conversion kits, and parts.  In some instances, we recognize recurring participation revenue in lieu of a one-time machine sale. Increasing market share in existing markets and expanding product placement into new markets drives revenue growth.

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

Fiscal 2009 Highlights

During the 52 weeks ended November 1, 2009, we incurred a net loss of $10.5 million, compared to a net loss of $11.2 million for the 53 weeks ended November 2, 2008 as a result of various factors, including primarily the following:

•	$15.7 million goodwill and $2.7 million intangible impairment charge in 2009;
•	$7.7 million or 13.8% decrease in revenue primarily due to a declining economy and increased regional competition;
•
decreased total cost of revenue of $5.4 million primarily due to a decrease in depreciation related primarily to certain assets becoming fully depreciated, and a decrease in cost of goods sold related directly to decreased revenue,

•	$4.0 million reversal of loss contingencies related to the Trend trial;
•	net interest expense decrease of $1.6 million

During the 52 weeks ending November 1, 2009, our capital expenditures decreased approximately 46.2%, or $6.0 million to $7.0 million, compared to $13.0 million during fiscal 2008, primarily related to the purchase of real property for our new headquarters in southeast Reno, Nevada in fiscal year 2008.

Fiscal Year

We report on a 52/53 week fiscal year which began with the period ending on the first Sunday in November for 2008.  Fiscal year ending November 1, 2009 includes 52 weeks versus the fiscal year ending November 2, 2008 which had 53 weeks.  The fiscal year ending October 31, 2007 was on a twelve-month calendar basis.

Recently Issued Accounting Standards

In December 2007, the FASB issued new standards for business combinations as codified in ASC 805-10. The objective of the new standard is to improve the relevance, representational faithfulness and comparability of the information that a reporting entity provides in its financial reports about a business combination and its effects. It establishes principles and requirements for the acquirer to recognize and measure the identifiable assets acquired, the liabilities assumed, any non-controlling interest in the acquiree, the goodwill acquired or a gain from a bargain purchase. It also provides disclosure requirements to enable users of the financial statements to evaluate the nature and financial effects of the business combination. The new standard applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. We are evaluating the impact, if any, that the adoption of ASC 805-10 will have on our consolidated financial statements.

In December 2007, the Securities and Exchange Commission issued Staff Accounting Bulletin  (“SAB") No. 110 to permit entities, under certain circumstances, to continue to use the “simplified” method, in developing estimates of expected term of “plain-vanilla” share options in accordance with ASC 718-10 Share-Based Payment. SAB No. 110 amended SAB No. 107 to permit the use of the “simplified” method beyond December 31, 2007. We continue to use the “simplified” method and will do so until more detailed relevant information about exercise behavior becomes readily available.

In May 2009, the FASB issued new standards on subsequent events as codified in ASC 855-10. The new standard establishes general standards for accounting for and disclosure of events that occur after the balance sheet date but before financial statements are available to be issued. More specifically, the new standard sets forth the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition in the financial statements, identifies the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements and the disclosures that should be made about events or transactions that occur after the balance sheet date. The new standard is effective for fiscal years and interim periods ending after June 15, 2009. We have adopted this standard during 2009 and it did not have a material impact on our consolidated financial statements. We have evaluated subsequent events through January 29, 2010, the date this report on Form 10-K was filed with the U.S. Securities and Exchange Commission. We made no significant changes to our consolidated financial statements as a result of our subsequent events evaluation.

In June 2009, the FASB issued Accounting Standards Codification ASC 105-10, which establishes the Codification as the source of authoritative accounting guidance to be applied in the preparation of financial statements in conformity with generally accepted accounting principles (“GAAP”). The Codification, which changes the referencing of financial standards, became effective for interim and annual periods ending on or after September 15, 2009. The codification is now the single official source of authoritative U.S. GAAP (other than guidance issued by the Securities and Exchange Commission), superseding existing FASB, American Institute of Certified Public Accountants, Emerging Issues Task Force and related literature. Only one level of authoritative U.S. GAAP now exists. All other literature is considered non-authoritative. The Codification does not change U.S. GAAP. We adopted the Codification during our fiscal year ended November 1, 2009.

Critical Accounting Policies and Estimates

Management’s Discussion and Analysis of Financial Condition and Results of Operations discuss our consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the balance sheet dates and reported amounts of revenue and expenses during the reporting period. On an ongoing basis, we evaluate our estimates and judgments, including those related to allowance for doubtful accounts, obsolescence, impairment of goodwill, impairment of investments, loss contingencies, provision for income taxes, and stock-based compensation. We base our estimates and judgments on historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our consolidated financial statements.

Revenue Recognition

We recognize revenue when the following criteria are met:
•	Persuasive evidence of an arrangement between us and our customer exists,
•	Delivery has occurred, bingo terminals are available or ready for play, or services have been rendered,
•	The price is fixed or determinable, and
•	Collectability is reasonably assured.

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

Box Equipment
Our product sales revenues are generated from the sale of VLT’s, conversion kits, content fees, license fees, participation fees, equipment and services. In some instances, we recognize recurring participation revenue in lieu of a one-time machine sale. Revenues are recorded in accordance with FASB ASC 985-605-25 Software Revenue Recognition and are reported net of discounts, sales taxes and other taxes of a similar nature. Revenues related to contracted production are recognized as the related work is delivered. We recognize license fee revenues over the term of the associated agreement unless the fee is in exchange for products delivered or services performed that represent the culmination of a separate earnings process. Amounts received prior to completing the earnings process are deferred until revenue recognition criteria are met.  Although our current sales credit terms are predominately 30 days, we will match the market in order to be competitive.

Deferred Revenue

Deferred Revenue consists of amounts received or billed after a product is delivered or services are rendered, but prior to meeting all of the requirements for revenue recognition.  Complex systems and/or multiple element contracts may take several months to complete and our deferred revenues may increase as our products evolve toward a more systems-centric environment.  Deferred revenue totaled $3.5 million at both November 1, 2009 and November 2, 2008, and primarily represents amounts received for future deliverables.

Reserve for Bingo Terminal Obsolescence

We provide reserves for obsolete bingo terminals on hand that we do not expect to be used. We also provide reserves for slow moving components of our box equipment and bingo terminals by using factors such as historical data and future demand to determine the reserve. Although we attempt to assure the accuracy of our estimated future demands, any significant unanticipated changes in demand or technological developments could have a significant impact on the value of our bingo terminals, results of operations, and financial condition.

Software Development Capitalization

We capitalize costs related to the development of certain software products that meet the criteria of FASB ASC 985-20 – Costs of Software to be Sold, Leased, or Marketed. FASB ASC 985-20 provides for the capitalization of computer software that is to be used as an integral part of a product or process to be sold or leased, after technological feasibility has been established for the software and all research and development activities for the other components of the product or process have been completed. We capitalize qualified costs of software developed for new products or for significant enhancements to existing products. We cease capitalizing costs when the product is available for general release to our customers. We amortize the costs on a straight-line method over the estimated economic life of the product, typically three to five years, beginning when the product is available for general release.  The achievement of technological feasibility and the estimate of a products’ economic life require management’s judgment. Any changes in key assumptions, market conditions or other circumstances could result in an impairment of the capitalized asset and a charge to our operating results.

Allowance for Doubtful Accounts

Bingo Equipment
We estimate the possible losses resulting from non-payment of outstanding accounts receivable arising from the lease of our bingo units.  Our customer base consists primarily of entities operating in charitable, Native American, and commercial bingo halls located throughout the United States, Canada, United Kingdom, and Japan.  In some jurisdictions, the billing and collection function is performed as part of a distributor relationship, and in those instances, we maintain allowances for possible losses resulting from non-payment by both the customer and distributor. We perform ongoing evaluations of customers and distributors for credit worthiness, economic trends, changes in customer payment terms, and historical collection experience when evaluating the adequacy of our allowance for doubtful accounts. We also reserve a percentage of accounts receivable based on aging category.  In determining these percentages, we review historical write-offs of receivables, payment trends, and other available information. While such estimates have been within our expectations and the provisions established, a change in the financial condition of specific customers or in overall trends experienced may result in future adjustments of estimates of collectability of our receivables.

Box Equipment
We estimate the possible losses resulting from non-payment of outstanding accounts receivables arising from the sale of boxes and related equipment. Our customer base consists of distributors and casinos located in various states and Native American locations. We perform ongoing evaluations of our customers and distributors for credit worthiness, economic trends, changes in our customer payment terms, and historical collection experience when evaluating the adequacy of our allowance for doubtful accounts.

Impairment of Long-lived Assets, Goodwill and Intangible Assets

We review long-lived assets whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable in accordance with FASB ASC 360-10-35-15 – Impairment or Disposal of Long- Lived Assets.  Recoverability of long-lived assets are measured by a comparison of the carrying amount of the asset to future net cash flows expected to be generated by the asset undiscounted and without interest.  If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets.

We review goodwill for impairment whenever events or circumstances indicate the carrying value may not be recoverable in accordance with FASB ASC 350 – Intangibles-Goodwill and Other, but at a minimum we do a formal valuation of goodwill and other long-lived assets annually at the beginning of our fourth fiscal quarter.  We perform the impairment analysis of goodwill at a reporting unit level by comparing the fair value of a reporting unit with its carrying value, including goodwill.  If the fair value is less than the carrying value, the impairment to be recognized is measured by the amount by which the carrying amount of the goodwill exceeds the fair value of the reporting unit goodwill.

In fiscal 2007, we acquired the assets of Summit Gaming and added $26.5 million to goodwill, which included trade names of $1.6 million.  In addition, we acquired $7.7 million in identifiable intangible assets which is amortized over 5 to 10 years. We assessed the value of our goodwill as of July 31, 2007 (our annual review date) and concluded that goodwill was not impaired.  We performed our 2008 annual impairment testing of goodwill and intangibles as of July 31, 2008. Based on a combination of factors, including the current economic environment and decreased revenues, we recorded noncash goodwill impairment associated with our acquisition of Summit of $10.8 million in the fourth quarter of fiscal 2008.  We performed our 2009 annual impairment testing of goodwill and intangibles as of August 2, 2009. Based on a combination of factors, including the current economic environment, decreased revenues, and delays in the release of new products to market, we recorded noncash goodwill impairment associated with our acquisition of Summit of $15.7 million in the fourth quarter of fiscal 2009.  Based on our analysis and discounted future cash flows, no impairment occurred on our Bingo segment.

For fiscal year 2009, we recorded $2.7 million for the impairment of the obsolete gaming library related to the Summit acquisition.  There was no impairment charge for long-lived assets for fiscal 2008 and 2007.

The annual evaluation of goodwill and other non-amortizing intangible assets requires the use of estimates about future operating results of each reporting unit to determine their estimated fair value.  Changes in forecasted operations can materially affect these estimates.  Once an impairment of goodwill or other intangible assets has been recorded, it cannot be reversed.

Share-based Compensation

We account for share-based compensation in accordance with FASB ASC 718 – Compensation-Stock Compensation. Under the fair value recognition provisions, we estimate share-based compensation at the award grant date and recognize expense over the service period. Option valuation models require the input of highly subjective assumptions, and changes in the assumptions used can materially affect the fair value estimate. Judgment is required in estimating stock volatility, forfeiture rates, expected dividends, and expected terms that options remain outstanding. See Note 6 of our Consolidated Financial Statements for additional information regarding the adoption of FASB ASC 718.

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

As of November 1, 2009, GameTech had a high probability of prevailing in the Trend proceeding.  As a result, the loss contingencies totaling $4.0 million that had been recorded in fiscal 2004, 2005, and 2007 were reversed.

Income Taxes

We are subject to income taxes in US federal, state, local, and foreign jurisdictions. Determination of the appropriate amount and classification of income taxes depends on several factors, including estimates of the timing and probability of realization of deferred income taxes, reserves for uncertain tax positions, and income tax payment timing.

We record deferred tax assets and liabilities based on temporary differences between the financial reporting and tax basis of assets and liabilities, applying enacted tax rates expected to be in effect for the year in which the differences are expected to reverse. The ability to realize the deferred tax assets is evaluated through the forecasting of taxable income in each jurisdiction, using historical and projected future operating results, the reversal of existing temporary differences, and the availability of tax planning strategies. Net deferred tax assets totaled $13.5 million at November 1, 2009 and $6.4 million at November 2, 2008.

Valuation allowances are recorded to reduce deferred tax assets when it is more likely than not that a tax benefit will not be realized. Changes in tax laws, enacted tax rates, geographic mix, or estimated annual taxable income could change our valuation of deferred tax assets and liabilities, which in turn impacts our tax provision. We carefully monitor many factors, including the impact of current economic conditions, in our valuation of deferred tax assets. During fiscal 2009, we did not record any additional valuation allowances, primarily due to the probability of realizing these assets over the next 12 years. At November 1, 2009, our total valuation allowance of $1.2 million related to investment write-downs not expected to be fully realized because we cannot conclude that it is more likely than not that we will earn income of the specific character required to utilize these assets before they expire.

In the ordinary course of business, there are many transactions and calculations for which the ultimate tax determination is uncertain. At the beginning of fiscal 2008, we adopted new accounting guidance which required the recognition of uncertain tax positions taken or expected to be taken in a tax return, when it is “more likely than not” to be sustained upon examination. This assessment further presumes that tax authorities evaluate the technical merits of transactions individually with full knowledge of all facts and circumstances surrounding the issue. Changes in facts or information as well as the expiration of statutes of limitations and/or settlements with tax jurisdictions may result in material adjustments to these estimates in the future.

We account for income taxes based on the estimated effective annual income tax rates.  The provision differs from income taxes currently payable because certain items of income and expense are recognized in different periods for financial statement purposes than for tax return purposes. See Notes 1 and 7 for additional information about our income taxes.

Results of Operations

The following table sets forth certain selected consolidated financial data for the periods indicated:

	52 Weeks Ended November 1, 2009 and 53 Weeks Ended November 2, 2008
	(In Thousands)
	Bingo Equipment			Box Equipment
	52 Weeks	53 Weeks	% Change	52 Weeks	53 Weeks	% Change
	Ended	Ended	Favorable/	Ended	Ended	Favorable/
	11/1/2009	11/2/2008	(Unfavorable)	11/1/2009	11/2/2008	(Unfavorable)
Net Revenue	$39,104	$43,964	-11.1%	$8,690	$11,483	-24.3%
Cost of Revenue	14,709	19,103	23.0%	5,243	6,262	16.3%
Gross Profit	$24,395	$24,861	-1.9%	$3,447	$5,221	-34.0%
Operating Expenses:
General and administrative	6,528	7,637	14.5%	3,965	3,380	-17.3%
Sales and marketing	9,722	10,007	2.8%	1,315	512	-156.8%
Research and development	3,030	3,044	0.5%	2,371	2,547	6.9%
Goodwill Impairment	-	-	-	15,716	10,780	-45.8%
Intangible Impairment	-	-	-	2,660	-	-
Loss (Gain) Contingencies	(4,022)	-	-	-	-	-
Total operating expenses	15,258	20,688	26.2%	26,027	17,219	-51.2%
Income (Loss) from operations	$9,137	$4,173	119.0%	$(22,580)	$(11,998)	88.2%

Interest expense	(402)	(267)	-50.6%	(2,644)	(4,357)	39.3%
Impairment of investments	-	(3,306)	100.0%	-	-	-
Other income (expense), net	(5)	160	-103.1%	11	21	-47.6%
Income (loss) before income taxes	$8,730	$760	1048.7%	$(25,213)	$(16,334)	-54.4%
Provision (benefit) for income taxes	3,171	211	-1402.8%	(9,152)	(4,622)	98.0%
Net income (loss)	$5,559	$549	912.6%	$(16,061)	$(11,712)	-37.1%

We allocate costs between our segments based on general overhead allocations as well as specific allocations based on actual time and amount spent on each segment.

Net Revenue

Bingo net revenue for the 52 weeks ended November 1, 2009 decreased 11.1% to $39.1 million from $44.0 million compared to the 53 weeks ended November 2, 2008. The decrease is primarily due to hall closures and price adjustments from both adverse economic conditions and competition, which was partially offset by an increase in business from new products.  Box net revenues decreased $2.8 million for the 52 weeks ended November 1, 2009, or 24.3% to $8.7 million from $11.5 million compared to the 53 weeks ended November 2, 2008.   The decrease is primarily due to delays in releasing new products as we collaborate with regulators to obtain approvals on new software programs and other features in certain markets.

Cost of Revenue

Bingo cost of revenue for the 52 weeks ended November 1, 2009 decreased 23.0% to $14.7 million, or 37.6% of net revenue, from $19.1 million, or 43.5% of net revenue, compared to the 53 weeks ended November 2, 2008. This decrease is primarily due to $2.2 million less bingo equipment depreciation over the comparable period in 2008, mainly from certain Travelers becoming fully depreciated in 2009, a $1.5 million decrease in service labor due to aligning expenses to business levels, a $0.4 million decrease in the cost of disposals, slow-moving and obsolete materials as a result of the write-off of units and/or parts on older product lines as customers migrate to the newer product lines, and a $0.4 million decrease in amortization.

Box business cost of revenue decreased 16.3% to $5.2 million, or 60.3% of net revenue for the 52 weeks ended November 1, 2009 from $6.3 million, or 54.5% of net revenue compared to the 53 weeks ended November 2, 2008.  The decrease in cost of revenue is in part related to the decline in net revenue, a higher mix of software sales in 2008 which have lower product costs, and a higher than normal write-down of obsolete inventory in 2008.

Gross Profit

Bingo gross profit decreased 1.9% to $24.4 million for the 52 weeks ended November 1, 2009, from $24.9 million for the 53 weeks ended November 2, 2008. Bingo gross margin increased to 62.4% of net revenue for the 52 weeks ended November 1, 2009 from 56.5% of net revenue for the 53 weeks ended November 2, 2008.  The 5.9 percentage point increase in bingo gross margin is related to reduced labor and travel costs in service and operations plus other cost of revenue decreases as described above.

Box gross profit decreased 34.0% to $3.4 million for the 52 weeks ended November 1, 2009, from $5.2 million for the 53 weeks ended November 2, 2008. Box gross margin decreased 5.8 percentage points to 39.7% of net revenue for the 52 weeks ended November 1, 2009, from 45.5% of net revenue for the 53 weeks ended November 2, 2008.  The decrease in box gross margin is primarily due to a mix of lower margin sales in 2009 to Louisiana, which is a distributor-based jurisdiction, compounded by a high mix of software sales in 2008 which are higher margin.

Operating Expenses

Bingo general and administrative costs decreased 14.5% to $6.5 million for the 52 weeks ended November 1, 2009, from $7.6 million for the 53 weeks ended November 2, 2008. The decrease is primarily due to lower facility costs as we consolidate operations into our corporate headquarters, lower equipment testing costs due to higher capitalization, lower outside accounting fees, offset in part by increased legal fees related to the Trend trial.  Box general and administrative costs increased 17.3% or $0.6 million to $4.0 million for the 52 weeks ended November 1, 2009 compared to $3.4 million for the 53 weeks ended November 2, 2008 primarily due to increase in depreciation for the new corporate headquarters.

Bingo sales and marketing expenses decreased 2.8% to $9.7 million for the 52 weeks ended November 1, 2009, from $10.0 million for the 53 weeks ended November 2, 2008.  This decrease is due to the decrease in distributor commissions directly related to the decline in bingo revenue.  Box sales and marketing expenses increased 156.8% to $1.3 million from $0.5 million for the 52 weeks ended November 1, 2009, compared to the 53 weeks ended November 2, 2008 primarily due to $0.6 million in increased promotion costs as we invest and partner with our distributor to promote revenue growth in Louisiana.

Bingo research and development expenses remained flat at $3.0 million for the 52 weeks ended November 1, 2009, compared to the 53 weeks ended November 2, 2008.  Box research and development expenses decreased $0.1 million to $2.4 million for the 52 weeks ended November 1, 2009, from $2.5 million for the 53 weeks ended November 2, 2008.

For the 52 weeks ended November 1, 2009, we recorded a goodwill impairment charge of $15.7 million related to our acquisition of Summit compared to a charge of $10.8 million for the 53 weeks ended November 2, 2008.  See Goodwill Impairment section below.

For the 52 weeks ended November 1, 2009, we recorded an impairment charge of $2.7 million for an obsolete gaming library related to our acquisition of Summit compared to no charge for the 53 weeks ended November 2, 2008.

Interest Expense

Interest expense of $3.0 million for the 52 weeks ended November 1, 2009 decreased $1.6 million over the 53 weeks ended November 2, 2008. The decrease is primarily due to a $1.2 million charge in 2008 for a prepayment penalty and write-off of debt acquisition costs associated with our previous credit facility, as well as a lower effective annual borrowing rate of 6.79% for 2009 compared to 9.0% for 2008.  The interest rate swap expense was $0.7 million for fiscal 2008 and 2009. For more information related to our swap agreement see Note 1 “Interest Rate Swap Contract”.

Impairment of Investments

At November 1, 2009, we held auction rate securities (“ARS”) with an aggregate purchase price of approximately $3.9 million. In the fourth quarter of 2008, management determined that the estimated losses in these securities were other-than-temporary and recorded an aggregate pre-tax impairment charge of approximately $3.3 million for the 53 weeks ended November 2, 2008.  At November 1, 2009, the fair value of the ARS were evaluated and the carrying value approximated the fair value.

With the liquidity issues experienced in global credit and capital markets, the ARS held by us at November 1, 2009 experienced multiple failed auctions as the amount of securities submitted for sale exceeded the amount of purchase orders.  The eight ARS in our investment portfolio (having an aggregate purchase price of approximately $3.9 million) were classified as Level III (as defined by GAAP) as no direct market inputs to make a pricing determination were available.  A discounted cash flow analysis was used to determine the estimated fair value of these securities.  Based largely upon the credit risks of the issuers and the lack of an active trading market in these securities, risk-adjusted discount rates were applied to determine the estimated fair value of our Level III ARS.  Seven of the eight ARS in our investment portfolio continue to pay interest according to their stated terms.

During the first quarter of fiscal 2010, we received a tender offer for one of the eight ARS and were able to sell them, providing $534 thousand in cash.  Accordingly, we reclassified the $105 thousand net carrying value of this ARS from long term to short term investments as of November 1, 2009.  The balance remaining in the long term investments at November 1, 2009 was $461 thousand.

Goodwill Impairment

In fiscal 2007, we acquired the assets of Summit Gaming and added $26.5 million to goodwill, which included trade names of $1.6 million.  In addition, we acquired $7.7 million in identifiable intangible assets which will be amortized over 5 to 10 years. We conduct our annual goodwill impairment analysis during the fourth quarter of each fiscal year, measured as of the last day of the third quarter.  We performed our 2008 annual impairment testing of goodwill and intangibles as of July 31, 2008 and recorded a noncash goodwill impairment associated with our acquisition of Summit of $10.8 million in the fourth quarter of fiscal 2008.  Based on a combination of factors, including the current economic environment, decreased revenues and increased costs, particularly of the box segment, we recorded a noncash goodwill impairment associated with our acquisition of Summit of $15.7 million in the fourth quarter of fiscal 2009. The annual evaluation of goodwill and other non-amortizing intangible assets requires the use of estimates about future operating results of each reporting unit to determine their estimated fair value.  Changes in forecasted operations can materially affect these estimates.  Once an impairment of goodwill or other intangible assets has been recorded, it cannot be reversed.  The Company also recorded a $2.7 million intangible impairment in the fourth quarter of fiscal 2009 for the impairment of an obsolete gaming library related to the Summit acquisition.

Loss Contingencies

As of November 1, 2009, GameTech had a high probability of prevailing in the Trend proceeding.  As a result, the loss contingencies totaling $4.0 million that had been recorded in fiscal 2004, 2005, and 2007 were reversed.

Income Taxes

We recorded our income tax provision at an effective rate of (36.3%) for the 52 weeks ended November 1, 2009, compared with (28.3%) for the 53 weeks ended November 2, 2008. The actual effective tax rate is different from the expected federal rate of 34%, reflecting certain permanent differences between financial accounting and tax accounting, and state and foreign tax provisions.

53 Weeks Ended November 2, 2008 compared with the 12 Months Ended October 31, 2007

	53 Weeks Ended November 2, 2008 and 12 Months Ended October 31, 2007
	(In Thousands)
	Bingo Equipment			Box Equipment
	53 Weeks	12 Months	% Change	53 Weeks	12 Months	% Change
	Ended	Ended	Favorable/	Ended	Ended	Favorable/
	11/2/2008	10/31/2007	(Unfavorable)	11/2/2008	10/31/2007	(Unfavorable)
Net Revenue	$43,964	$47,114	-6.7%	$11,483	$11,691	-1.8%
Cost of Revenue	19,103	19,683	2.9%	6,262	6,859	8.7%
Gross Profit	$24,861	$27,431	-9.4%	$5,221	$4,832	8.1%
Operating Expenses:
General and administrative	7,637	7,920	3.6%	3,380	1,618	-108.9%
Sales and marketing	10,007	10,028	0.2%	512	491	-4.3%
Research and development	3,044	2,837	-7.3%	2,547	1,028	-147.8%
Goodwill Impairment	-	-	-	10,780	-	-
Gain on sale of assets	-	-	-	-	(656)	100.0%
Loss Contingencies	-	124	100.0%	-	-	-
Total operating expenses	20,688	20,909	1.1%	17,219	2,481	-594.0%
Income from operations	$4,173	$6,522	-36.0%	$(11,998)	$2,351	-610.3%

Interest expense	(267)	(125)	-113.6%	(4,357)	(2,217)	-96.5%
Impairment of investments	(3,306)	-	-	-	-	-
Other income (expense), net	160	780	79.5%	21	27	-22.2%
Income (loss) before income taxes	$760	$7,177	-89.4%	$(16,334)	$161	-10245.3%
Provision (benefit) for income taxes	211	2,667	92.1%	(4,622)	-	-
Net income (loss)	$549	$4,510	-87.8%	$(11,712)	$161	-7374.5%

We acquired substantially all of the assets of Summit on March 28, 2007.  Summit net revenues are included in the box business segment above, and fiscal 2008 reflects 53 weeks of activity compared to only seven months of activity for the comparable period presented above for 2007.

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

Cost of Revenue

Bingo cost of revenue for the 53 weeks ended November 2, 2008 decreased 2.9% to $19.1 million, or 43.5% of net revenue, from $19.7 million, or 41.8% of net revenue, compared to the 12 months ended October 31, 2007. This decrease is primarily due to $1.5 million less bingo equipment depreciation over the comparable period in 2007, mainly from certain Travelers becoming fully depreciated in 2007, offset in part by a $0.9 million increase in the cost of disposals, slow-moving and obsolete materials as a result of the write-off of units and/or parts on older product lines as customers migrate to the newer product lines.

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

Bingo research and development expenses increased by $0.2 million to $3.0 million, for the 53 weeks ended November 2, 2008, from $2.8 million compared to the 12 months ended October 31, 2007. The increase is primarily due to higher employee costs as a result of increased travel costs related to the GameTech Elite(R) testing in the UK.  Box research and development expenses increased $1.5 million to $2.5 million for the 53 weeks ended November 2, 2008, from $1.0 million for the 7 months ended October 31, 2007.  The increase in the box segment is primarily due to a full fiscal year of expenses in 2008, costs expended for developing new product lines, such as the California Keno game which was approved in August 2008, new hardware design and software development for a major VLT contract, and increased licensing fees as we expand our distributorship to new markets.

For the 53 weeks ended November 2, 2008, we recorded a goodwill impairment charge of $10.8 million related to our acquisition of Summit compared to no goodwill impairment charge for the 12 months ended October 31, 2007.  For more information on goodwill impairment please see the section below.

There were no gains on the sale of assets for box for the 53 weeks ended November 2, 2008 compared to $0.7 million related to the 7 months ended October 31, 2007.

There were no loss legal contingencies recorded for the 53 weeks ended November 2, 2008, compared to $124,000 for the 12 months ended October 31, 2007.

Interest Expense

Interest expense of $4.6 million for the 53 weeks ended November 2, 2008 increased $2.3 million over the 12 months ended October 31, 2007. The increase is due to interest paid on debt incurred to purchase Summit, debt incurred to purchase our new corporate headquarters in Reno, Nevada, a prepayment penalty of $0.4 million as a result of refinancing our credit facility, $0.7 million as a result of our swap agreement valuation, and $0.8 million due to the write-off of debt acquisition costs associated with our prior credit facility.

Impairment of Investments

At November 2, 2008, we held auction rate securities (“ARS”) with an aggregate purchase price of approximately $3.9 million. With the liquidity issues experienced in global credit and capital markets, the ARS held by us at November 2, 2008 experienced multiple failed auctions as the amount of securities submitted for sale exceeded the amount of purchase orders.  We determined the estimated fair value of these securities as of November 2, 2008 utilizing the standards set forth in FASB ASC 820.  Of the eight ARS in our investment portfolio, three of them (having an aggregate purchase price of approximately $1.6 million) consisted of Level II securities (as defined by FASB ASC 820).  For these securities, fair value was measured using the average sale price of recent observable transactions in the same securities.  The five remaining ARS in our investment portfolio (having an aggregate purchase price of approximately $2.3 million) were classified as Level III (as defined by FASB ASC 820) as no direct market inputs to make a pricing determination were available.  A discounted cash flow analysis was used to determine the estimated fair value of these securities.  Based largely upon the credit risks of the issuers and the lack of an active trading market in these securities, risk-adjusted discount rates were applied to determine the estimated fair value of our Level III ARS.  Management determined that the estimated losses in these securities were other-than-temporary and recorded an aggregate pre-tax impairment charge of approximately $3.3 million for the 53 weeks ended November 2, 2008.

Goodwill Impairment

In fiscal 2007, we acquired the assets of Summit Gaming and added $26.5 million to goodwill, which included trade names of $1.6 million.  In addition, we acquired $7.7 million in identifiable intangible assets which will be amortized over 5 to 10 years. We conduct our annual goodwill impairment analysis during the fourth quarter of each fiscal year, measured as of July 31.  We assessed the value of its goodwill as of July 31 of 2006 and 2007 (our annual review date) and concluded that goodwill was not impaired.  We performed our 2008 annual impairment testing of goodwill and intangibles as of July 31, 2008. Based on a combination of factors, including the current economic environment, decreased revenues and increased costs, particularly of the box segment, we recorded a noncash goodwill impairment associated with our acquisition of Summit of $10.8 million in the fourth quarter of fiscal 2008. The annual evaluation of goodwill and other non-amortizing intangible assets requires the use of estimates about future operating results of each reporting unit to determine their estimated fair value.  Changes in forecasted operations can materially affect these estimates.  Once an impairment of goodwill or other intangible assets has been recorded, it cannot be reversed.

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

Liquidity and Capital Resources

We have funded our operations to date primarily through cash from operations and debt financing activities. This capital is for operations, research and development, capital expenditures of equipment and associated support equipment, and software. As of November 1, 2009, and November 2, 2008, we had a working capital balance of $7.6 million and $9.1 million, respectively. The decrease in working capital in 2009 was primarily due to a paydown of $5.0 million of the principal long term debt.  As of November 1, 2009, our principal sources of liquidity included cash and cash equivalents of $3.3 million and a $2.0 million revolving credit facility with no amounts drawn.  On December 31, 2009, we borrowed $750 thousand of the $2.0 million revolving credit facility.

Operating activities provided $11.3 million of cash for the 52 weeks ended November 1, 2009 compared with $9.0 million for fiscal year 2008. The $11.3 million consisted of a net loss of $10.5 million, adjusted positively by $8.3 million for depreciation, amortization, obsolescence provisions, and loss on disposal of equipment, $15.7 million loss on impairment of goodwill, $2.7 million impairment of an obsolete gaming library related to the Summit acquisition, $1.6 million provided by tax refunds, less a $4.0 million reversal of our loss contingencies, less $7.1 million increase in deferred taxes, plus $2.1 million in reduced inventory levels and $2.6 million provided by other net changes in operating assets and liabilities. During fiscal year 2008, the $9.0 million consisted of a net loss of $11.2 million, adjusted positively by $11.1 million for depreciation, amortization, obsolescence provisions, and loss on disposal of equipment, $3.3 million from the impairment of investments, $10.8 million loss on impairment on goodwill, less $4.7 million increase in inventory plus a $2.7 million increase in deferred revenue, and $1.1 million provided by other net changes in operating assets and liabilities.

We used approximately $4.4 million of cash in investing activities during fiscal 2009 compared to $9.5 million of cash used during fiscal 2008. During fiscal 2009, the $4.4 million consisted of $6.8 million used for capital expenditures, plus $2.6 million provided from restricted cash for funding construction on our new headquarters, less $0.2 million for the acquisition of intangibles.  During fiscal 2008, the $9.5 million consisted of $7.2 million of expenditures for the acquisition of our new headquarters, $3.8 million of capital expenditures, an increase of $2.6 million of restricted cash for funding our construction on new headquarters, $0.1 million for payment on a royalty, and a net inflow of $4.2 million from short-term investments.

Financing activities used $9.6 million during fiscal 2009 compared to $2.9 million provided during fiscal 2008. The $9.6 million used during fiscal 2009 included payments on long-term debt of approximately $4.6 million, and a $5.0 million principal pay down on long-term debt. The $2.9 million provided during fiscal 2008 included the issuance of $38.0 million in long-term debt under our new credit facility offset by the concurrent repayment of long-term debt consisting of $18.7 million for the term loan and $7.4 million for the revolver loan under our prior facility. Also included were payments on long-term debt of approximately $4.6 million, a $0.3 million payment for debt acquisition costs, and the repurchase of our common stock for approximately $4.1 million.

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

Our current credit facility provided a total of $40.0 million of financing, $38.0 million of which is in the form of a term loan and $2.0 million of which is in the form of a revolving line of credit.  Proceeds from the current credit facility were used to refinance our prior credit facility, acquire real property, and for general corporate purposes.  The term loan matures on August 28, 2013 with monthly interest payments based upon one-month LIBOR rate plus 2.80% and quarterly principal payments of approximately $1.1 million until the loan is repaid in full.  The revolver matures on August 31, 2010, with monthly interest-only payments due on the last day of each month with an interest rate of either (i) the higher of the Agent's prime rate or the Federal Funds rate plus 0.50% (a "Base Rate Loan) minus 0.25%, or (ii) 1, 2, 3, 6, or 12-month LIBOR rate plus 2.0%. With respect to the term loan, the Company entered into an interest rate swap agreement which exchanged the variable one-month LIBOR rate for a fixed LIBOR rate of 3.99% per annum effective August 22, 2008 through the maturity of the loan.

We believe that cash flows from operations, cash, cash equivalents, and amounts available under our current credit facility will be sufficient to support our operations, provide for budgeted capital expenditures, and meet liquidity requirements through the remainder of fiscal 2010. Our long-term liquidity requirements depend on many factors, including the rate at which we expand our business and whether we do so internally or through acquisitions. In addition, we may pursue strategic opportunities that could require us to fund our portion of operating expenses of such ventures and may require us to advance additional amounts should any partners in such ventures be unable to meet unanticipated capital requirements or similar funding events. To the extent that the funds generated from the sources described above are insufficient to fund our activities in the long term, we may be required to raise additional funds through public or private financing. No assurance can be given that the additional financing will be available or that, if it is available, it will be on terms acceptable to us.  In the event we were unable to raise additional capital if needed, further measures would be necessary, including the delay or reduction of our operations, research and development and other activities. Certain of these measures may require consent or approvals, including our lenders under the current credit facility, certain regulatory bodies, and others, and there are no assurances such consent or approvals could be obtained. Management does not believe that these limitations will adversely affect our operations or our ability to acquire necessary capital equipment.  For additional information, see Note 4 “Credit Agreements and Acquisition of Real Property” to our Consolidated Financial Statements contained herein.

Contractual Obligations

The following table presents information on contractual obligations held as of November 1, 2009:

	Payments Due by Period
			(in thousands):
	Total	Less than 1 year	1 - 2 years	3 - 5 years	More than 5 years
Long-Term Debt Obligations:
Term Loan Facility	$27,413	$4,471	$8,942	$14,000	$-
Estimated Interest Payments	5,050	1,747	2,587	716	-
Other Notes Payable	112	50	62	-	-
Operating Leases	212	177	31	4	-
Total	$32,787	$6,445	$11,622	$14,720	$-

Purchase Commitments

From time to time, we enter into commitments with our vendors to purchase box parts, bingo terminals and support equipment at fixed prices and/or guaranteed quantities. During the 53 weeks ended November 2, 2008, we entered into an agreement with a vendor for $3.4 million to purchase box hardware for a sale expected to deliver in early 2009.  As of November 1, 2009 all of this commitment was fulfilled.  We also entered into a construction agreement in September 2008 with a general contractor for $2.7 million for improvements to our new corporate headquarters which was funded by proceeds from our current credit facility.  As of November 1, 2009, this commitment was fulfilled.  Various other additional purchase commitments were made in the ordinary course of business throughout fiscal 2009, of which $0.2 million was outstanding as of November 1, 2009.

In December 2009, we also entered into an agreement for $1.5 million to license the design and right to manufacture and sell a portable hand-held gaming platform.  As of January 29, 2010, $150 thousand of this commitment was fulfilled.  This agreement requires a $600 thousand payment in February 2010 and three quarterly payments of $250 thousand to be paid by the end of November 2010.

Off Balance Sheet Arrangements

None.

Item 7A.                      Quantitative and Qualitative Disclosures About Market Risk

At November 1, 2009, we held auction rate securities (“ARS”) with an aggregate purchase price of approximately $3.9 million. With the liquidity issues experienced in global credit and capital markets, the ARS held by us at November 1, 2009 have experienced multiple failed auctions as the amount of securities submitted for sale exceeded the amount of purchase orders.  Based on the fair value of the investments and an analysis of other-than temporary impairment factors, we recorded a pre-tax impairment charge of approximately $3.3 million during the 53 weeks ended November 2, 2008.  If uncertainties in the credit and capital markets deteriorate further or we experience any additional rating downgrades on any of our ARS, we may incur up to an additional $0.6 million impairment charge related to our ARS (representing the aggregate fair value of our ARS at November 1, 2009), which could negatively affect our financial condition, cash flow and reported earnings.  During the first quarter of fiscal 2010, we received a tender offer for one of the eight ARS and were able to sell them, providing $0.5 million in cash.

On August 22, 2008, we terminated our previous credit facility. Concurrently, we entered into a Senior Secured Credit Facility (the “Current Credit Facility”) with U.S. Bank N.A. as lender, lead arranger and administrative agent, and Bank of the West as lender (collectively “Lenders”) that provides up to $40.0 million of financing for our company, $38.0 million of which is represented by a term loan note and $2 million of which is a Senior Secured Revolving Credit Facility. U.S. Bank N.A. will hold up to $25.0 million of the Current Credit Facility and Bank of the West will hold up to $15.0 million.  During the fourth quarter of fiscal 2009, the Company anticipated a collateral shortfall was probable, which would have triggered a mandatory prepayment of approximately $1.9 million.  To avoid triggering a collateral shortfall and to reduce the outstanding balance under the term loan, the Company voluntarily prepaid $5 million from existing cash resources.  As a result of both the voluntary prepayment and scheduled mandatory quarterly principal payment, the outstanding balance under our term loan was reduced from $33.5 million at August 2, 2009 to $27.4 million at November 1, 2009.

The term loan requires monthly interest payments which began on September 30, 2008, and quarterly principal payments of approximately $1.1 million which began on October 31, 2008, until its maturity on August 28, 2013, when the balance will be due in full. The interest rate for the term loan varies based upon the one-month LIBOR rate plus 2.80%.  With respect to the term loan, we also entered into an interest rate swap agreement with U.S. Bank N.A., which exchanged the variable one-month LIBOR rate of the term loan for a fixed LIBOR rate of 3.99% per annum effective August 22, 2008, through the maturity of the term loan. The average interest rate is 6.79%.  Because the interest rate on the term loan is fixed under a LIBOR swap agreement, increases in interest rates will not affect our cash flow. However, if we find it necessary to accelerate the amortization of the term loan, we could be required to pay early breakage fees on the LIBOR contracts in the event that interest rates decrease. Assuming the $27.4 million balance outstanding as of November 1, 2009, and the effective rate of interest rate of 6.79%, our breakage fee on the full outstanding balance if LIBOR declined by 50 basis points would be approximately $0.5 million, and an increase of 100 basis points would result in a breakage fee of approximately $1.1 million. We do not anticipate the need to accelerate that amortization of the term loan at any time for the remainder of fiscal 2010.

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

We have evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures as of November 1, 2009. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective as of November 1, 2009 to ensure that the information required to be disclosed by us in the reports we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, including that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

We have evaluated the effectiveness of our internal control over financial reporting as of November 1, 2009.  This evaluation was performed using the Internal Control – Integrated Framework developed by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on such evaluation, management has concluded that, as of such date, our internal control over financial reporting was effective.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities Exchange Commission that permit the Company to provide only management’s report in this annual report.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during the fourth quarter ended November 1, 2009, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.                      Other Information

Not applicable.

PART III

Item 10.                      Directors and Executive Officers and Corporate Governance

The information required by this item is incorporated by reference to the definitive proxy statement to be filed pursuant to Regulation 14A of the Exchange Act for our 2010 Annual Meeting of Stockholders.

Item 11.                      Executive Compensation

The information required by this item is incorporated by reference to the definitive proxy statement to be filed pursuant to Regulation 14A of the Exchange Act for our 2010 Annual Meeting of Stockholders.

Item 12.                      Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item is incorporated by reference to the definitive proxy statement to be filed pursuant to Regulation 14A of the Exchange Act for our 2010 Annual Meeting of Stockholders.

Item 13.                      Certain Relationships and Related Transactions and Director Independence

The information required by this item is incorporated by reference to the definitive proxy statement to be filed pursuant to Regulation 14A of the Exchange Act for our 2010 Annual Meeting of Stockholders.

Item 14.                      Principal Accountants Fees and Services

The information required by this item is incorporated by reference to the definitive proxy statement to be filed pursuant to Regulation 14A of the Exchange Act for our 2010 Annual Meeting of Stockholders.

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

(b)   Exhibits

Exhibit
Number                                 Description of Exhibit

2.1	Asset Purchase Agreement dated August 30, 2006 between GameTech International, Inc. and Summit Amusement & Distributing Ltd. (9)
3.1	Certificate of Incorporation of the Registrant, as amended (1)
3.2	Certificate of Designation of Series A Junior Participating Preferred Stock of the Registrant (6)
3.3	Third Amended and Restated Bylaws of the Registrant (7)
4.1	GameTech International, Inc. Registration Rights Agreement (2)
4.2
Rights Agreement, dated as of March 7, 2003, between GameTech International, Inc. and Mellon Investor Services, LLC, as rights agent.  Amendment No. 1 to Rights Agreement dated as of July 16, 2009, between GameTech International, Inc. and Mellon Investor Services, L.L.C., as rights agent (5)

4.3	Specimen Common Stock Certificate (6)
10.1	GameTech International, Inc. 1997 Incentive Stock Plan (1)
10.2	GameTech International, Inc. 2001 Restricted Stock Plan (3)
10.3	Amended and Restated 1997 Incentive Stock Plan (8)
10.4	Form of Restricted Stock Agreement (8)
10.5	Form of Stock Option Agreement (8)
10.6	Form of Stock Unit Award Agreement (8)
10.12	Lease Agreement dated November 18, 1999 between the Registrant and Cypress Corporate Services, including addendum to lease and first amendment dated April 17, 2000 (4)
10.18	Letter Agreement by and between the Registrant and Marcia R. Martin, dated as of May 1, 2008 (10)
10.19	Purchase and Sale Agreement for the purchase of Real Property between the Registrant and RKD Holdings, L.L.C., dated as of March 31, 2008 (14)
10.20	First Amendment to Purchase and Sale Agreement for the purchase of Real Property between the Registrant and RKD Holdings, L.L.C., dated as of May 27, 2008 (14)
10.21	Financing agreement dated August 22, 2008, by and among GameTech International, Inc. and the lenders named herein, and U.S. Bank N.A., as collateral and administrative agent (12)
10.22	Second Amendment to Purchase and Sale Agreement for the purchase of Real Property between the Registrant and RKD Holdings, L.L.C., dated as of July 28, 2008 (11)
10.23	Letter Agreement by and between the Registrant and Timothy J. Minard, dated as of September 29, 2008 (13)
10.24	First Amendment to August 22, 2008 Financing Agreement, dated as of January 28, 2009
21	List of Subsidiaries
23	Consent of Independent Registered Public Accountant
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended.
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated by the Securities Exchange Act of 1934, as amended
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

EXHIBIT INDEX

(1)	Incorporated by reference to Exhibits 2.1 and 10.1 to the Registrant’s Registration Statement on Form S-1 (Registration No. 333-34967) as filed with the Commission on or about September 4, 1997.
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

(8)	Incorporated by reference to Exhibits 10.34(a), (b), (c) and (d) to the Registrant's Current Report on Form 8-K dated March 28, 2006 as filed with the Commission on or about April 3, 2006.
(9)	Incorporated by reference to Exhibits 2.1 to the Registrant’s Current Report on Form 8-K as filed with the Commission on or about August 31, 2006.
(10)	Incorporated by reference to Exhibit 99.1 to the Registrant's Current Report on Form 8-K dated June 9, 2008 as filed with the Commission on or about June 12, 2008.
(11)	Incorporated by reference to Exhibit 99.1 to the Registrant's Current Report on Form 8-K dated July 28, 2008 as filed with the Commission on or about August 31, 2008.
(12)	Incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K dated August 22, 2008 as filed with the Commission on or about August 28, 2008.
(13)	Incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K dated September 23, 2008 as filed with the Commission on or about September 30, 2008.
(14)           Incorporated by reference to Exhibits 99.1 and 99.2 to the Registrant’s Current Report on Form 8-K dated June 5, 2008 as filed with the Commission on or about June 5, 2008.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GAMETECH INTERNATIONAL, INC.

By:	/S/ Jay M. Meilstrup
Jay M. Meilstrup

President, Chief Executive Officer, and Director
Dated: January 29, 2010	(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s / RICHARD T. FEDOR	Executive Chairman of the Board of Directors	January 29, 2010
Richard T. Fedor

/s/ JAY M. MEILSTRUP	President, Chief Executive Officer and Director	January 29, 2010
Jay M. Meilstrup	(Principal Executive Officer )

/s/ MARCIA R. MARTIN	Chief Financial Officer, Treasurer, and Secretary	January 29, 2010
Marcia R. Martin	(Principal Financial Officer and Principal Accounting Officer)

/s / RICHARD H. IRVINE	Director	January 29, 2010
Richard H. Irvine

/s/ SCOTT H. SHACKELTON	Director	January 29, 2010
Scott H. Shackelton

/s/ DONALD K. WHITAKER	Director	January 29, 2010
Donald K. Whitaker

GameTech International, Inc.
Index to Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm	F-2
Consolidated Financial Statements
Consolidated Balance Sheets	F-3
Consolidated Statements of Operations	F-4
Consolidated Statements of Stockholders' Equity	F-5
Consolidated Statements of Cash Flows	F-6
Notes to Consolidated Financial Statements	F-8

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders
GameTech International, Inc.

We have audited the accompanying consolidated balance sheets of GameTech International, Inc. (a Delaware corporation) and its subsidiaries (collectively, the “Company”) as of November 1, 2009 and November 2, 2008, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended November 1, 2009.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred above present fairly, in all material respects, the consolidated financial position of GameTech International, Inc. and its subsidiaries as of November 1, 2009 and November 2, 2008, and the consolidated results of their operations and their cash flows for each of the three years in the period ended November 1, 2009 in conformity with accounting principles generally accepted in the United States of America.

/S/ GRANT THORNTON LLP

Reno, Nevada
January 29, 2010

GAMETECH INTERNATIONAL, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)

	November 1, 2009	November 2, 2008

ASSETS:
Current assets:
Cash and cash equivalents	$3,337	$6,076
Short-term investments	105	-
Accounts receivable, net of allowances of $1,776 in 2009 and $1,217 in 2008	7,106	6,303
Inventory	6,819	8,976
Deposits	554	42
Prepaid expenses and other current assets	908	912
Prepaid income taxes	-	1,634
Current portion of notes receivable	-	119
Deferred income taxes	1,736	1,825
Total current assets	20,565	25,887

Property, bingo equipment, furniture and other equipment, net	20,808	22,884
Goodwill, net	10,184	25,900
Intangibles, less accumulated amortization of $9,380 in 2009 and $6,198 in 2008	2,669	6,302
Restricted cash	-	3,158
Notes receivable, net of current portion	-	1
Deferred income taxes	11,754	4,539
Debt acquisition costs, net	222	258
Investments	461	566
Total assets	$66,663	$89,495
LIABILITIES AND STOCKHOLDERS’ EQUITY:
Current liabilities:
Accounts payable	$933	$2,278
Accrued payroll and related obligations	1,216	1,168
Accrued loss contingencies	-	4,022
Income taxes payable	1,083	-
Current portion of long-term debt	4,521	4,509
Deferred revenue	3,482	3,502
Other accrued liabilities	1,712	1,285
Total current liabilities	12,947	16,764

Long-term debt, net of current portion	23,003	32,652
Interest rate swap	1,373	668
Deferred income taxes	-	1
Total liabilities	37,323	50,085

Stockholders’ equity:
Common stock, $0.001 par value: 40,000,000 shares authorized; 14,480,537 shares in 2009, 14,480,537 shares in 2008	14	14
Additional paid in capital	51,942	51,561
Retained earnings (deficit)	(9,959)	543
Treasury stock, at cost, 2,744,672 shares in 2009 and 2,773,478 shares in 2008	(12,657)	(12,708)
Total stockholders’ equity	29,340	39,410
Total liabilities and stockholders’ equity	$66,663	$89,495
The accompanying notes are an integral part of these consolidated financial statements.

GAMETECH INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)

	52 Weeks Ended	53 Weeks Ended	Twelve Months Ended
	November 1, 2009	November 2, 2008	October 31, 2007
Net revenue	$47,794	$55,447	$58,805
Cost of revenue	19,952	25,365	26,542
Gross profit	27,842	30,082	32,263

Operating expenses:
General and administrative	10,493	11,017	9,538
Sales and marketing	11,037	10,519	10,519
Research and development	5,401	5,591	3,865
Goodwill impairment	15,716	10,780	-
Intangible impairment	2,660	-	-
Gain on sale of assets	-	-	(656)
Loss contingencies	(4,022)	-	124
Total operating expenses	41,285	37,907	23,390
Income (loss) from operations	(13,443)	(7,825)	8,873

Interest expense	(3,046)	(4,624)	(2,342)
Impairment of investments	-	(3,306)	-
Other income (expense), net	7	181	807
Income (loss) before income taxes	(16,482)	(15,574)	7,338
Provision (benefit) for income taxes	(5,980)	(4,411)	2,667
Net income (loss)
	$(10,502)	$(11,163)	$4,671

Net income (loss) per share:
Basic	$(0.90)	$(0.92)	$0.37
Diluted	$(0.90)	$(0.92)	$0.36

Shares used in calculating net income (loss) per share:
Basic	11,710	12,190	12,566
Diluted	11,710	12,190	12,991

The accompanying notes are an integral part of these consolidated financial statements.

GAMETECH INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(In thousands, except share amounts)

	Common Stock				Treasury Stock
	Shares	Amount	Capital in excess of par	Retained Earnings (Deficit)	Shares	Amount	Related Party Receivable	Total
Balances at October 31, 2006	14,371,547	$14	$50,881	$7,035	1,855,325	$(8,096)	$-	$49,834
Issuance of common stock upon exercise of stock options	101,185	-	350	-	-	-	-	350
Stock based compensation	-	-	(128)	-	-	-	-	(128)
Tax benefit of stock option exercises	-	-	252	-	-	-	-	252
Related party receivable	-	-	-	-	-	-	(500)	(500)
Net income (loss)	-	-	-	4,671	-	-	-	4,671
Balances at October 31, 2007	14,472,732	14	51,355	11,706	1,855,325	(8,096)	(500)	54,479
Forfeiture of restricted stock	-	-	(76)	-	-	-	-	(76)
Issuance of common stock to employees	7,805	-	16	-	-	-	-	16
Stock based compensation	-	-	271	-	-	-	-	271
Tax benefit of stock option exercises	-	-	(5)	-	-	-	-	(5)
Related party receivable	-	-	-	-	-	-	500	500
Purchases of treasury stock	-	-	-	-	918,153	(4,612)	-	(4,612)
Net income (loss)	-	-	-	(11,163)	-	-	-	(11,163)
Balances at November 2, 2008	14,480,537	14	51,561	543	2,773,478	(12,708)	-	39,410
Forfeiture of restricted stock	-	-	(29)	-	-	-	-	(29)
Restricted stock issued to employees	-	-	(54)	-	(29,596)	53	-	(1)
Stock based compensation	-	-	498	-	-	-	-	498
Tax benefit of stock option exercises	-	-	(34)	-	-	-	-	(34)
Repurchase of common stock for treasury	-	-	-	-	790	(2)	-	(2)
Net income (loss)	-	-	-	(10,502)	-	-	-	(10,502)
Balances at November 1, 2009	14,480,537	$14	$51,942	$(9,959)	2,744,672	$(12,657)	$-	$29,340

The accompanying notes are an integral part of these consolidated financial statements.

GAMETECH INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	52 Weeks Ended	53 Weeks Ended	Twelve Months Ended
	November 1, 2009	November 2, 2008	October 31, 2007
Cash flows from operating activities:
Net income (loss)	$(10,502)	$(11,163)	$4,671
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	7,664	10,108	11,544
Impairment of Goodwill	15,716	10,780	-
Intangible Impairment	2,660	-	-
Obsolescence and loss on disposal of bingo terminals and related equipment	514	957	175
Loss (gain) on disposal of furniture and other equipment	93	(8)	65
Issuance of note receivable for sale of inventory	-	-	(247)
Gain on sale of participation equipment	-	-	(656)
Loss on investment impairment	-	3,306	-
Stock compensation expense	436	206	(124)
Deferred income taxes	(7,125)	(3,710)	(667)
Amortization of debt acquisition costs	56	848	-
Interest rate swap	705	668	-
Interest on investments	-	(347)	(365)
Interest on restricted cash	-	(14)	(19)
Other changes in operating assets and liabilities:
Accounts receivable, net	(803)	2,282	(2,206)
Deposits	4	(28)	3
Inventory	2,130	(4,678)	(986)
Prepaid taxes	1,634	(1,558)	(13)
Restricted short-term investments	-	-	4,515
Prepaid expenses and other current assets	(10)	(67)	(115)
Notes receivable	120	128	-
Income taxes payable	1,083	-	(294)
Accounts payable	468	(1,312)	(1,332)
Accrued payroll and related obligations	48	94	134
Accrued loss contingencies	(4,022)	-	124
Deferred revenues	(20)	2,735	767
Other accrued liabilities	427	(178)	(158)
Net cash provided by operating activities	$11,276	$9,049	$14,816

GAMETECH INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(In thousands)

	52 Weeks Ended	53 Weeks Ended	Twelve Months Ended
	November 1, 2009	November 2, 2008	October 31, 2007
Cash flows from investing activities:
Proceeds from sale of short-term investments	-	10,238	18,034
Acquisition of intangibles	(165)	(100)	-
Payments for purchase of short-term investments	-	(6,000)	(18,027)
Capital expenditures for property, bingo equipment, furniture, and other equipment	(6,847)	(10,965)	(6,211)
Restricted cash for capital expenditures	2,641	(2,642)	-
Payment for the acquisition of Summit Amusement & Distributing, Ltd	-	-	(41,401)
Proceeds from sale of assets	-	-	1,523
Net cash (used in) investing activities	$(4,371)	$(9,469)	$(46,082)
Cash flows from financing activities:
Proceeds from issuance of long-term obligations	-	38,000	38,946
Payments on long-term obligations	(9,622)	(30,755)	(9,563)
Payment for debt acquisition costs	(20)	(267)	-
Tax benefit from stock options exercised	-	-	252
Cash paid to related party for stock repurchase	-	-	(500)
Repurchase of common stock for treasury	(2)	(4,112)	-
Proceeds from issuance of common stock	-	-	350
Net cash provided by (used in) financing activities	$(9,644)	$2,866	$29,485
Net increase (decrease) in cash and cash equivalents	(2,739)	2,446	(1,781)
Cash and cash equivalents at beginning of period	6,076	3,630	5,411
Cash and cash equivalents at end of period	$3,337	$6,076	$3,630

Supplemental cash flow information:
Cash paid during the period for:
Interest	$2,411	$2,834	$2,282
Income taxes	$230	$918	$2,164
Non-cash investing and financing activities:
Acquisition of assets included in accounts payable	$169	$1,981	$485
Settlement of related party receivable in the company's common stock	$-	$500	$-
Issuance of note payable for insurance	$-	$157	$-
Notes payable for the purchase of a patent	$-	$-	$250

The accompanying notes are an integral part of these consolidated financial statements.

GAMETECH INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
November 1, 2009, November 2, 2008, and October 31, 2007

1. Business and Summary of Significant Accounting Policies

Fiscal Year

The Company reports on a 52/53 week fiscal year which began with the period ending on the first Sunday in November for 2008.  Fiscal year ending November 1, 2009 includes 52 weeks versus the fiscal year ending November 2, 2008 which had 53 weeks.  The fiscal year ending October 31, 2007 was on a twelve month calendar basis.

Description of Business

GameTech International, Inc. (the "Company") was incorporated in Delaware on April 18, 1994. The Company operates two business segments: the design, development, and marketing of interactive electronic bingo systems consisting of portable and fixed-based systems under contractual arrangements with terms generally ranging from month-to-month to three years with bingo hall customers and wireless server-based gaming technologies (collectively referred to as our “bingo business”); and the design, development, manufacturing, and marketing of video lottery terminals, slot machine equipment, and related software (collectively referred to as our “box business”).    As of November 1, 2009, the Company had bingo systems in service in 40 states and four foreign countries and sales of boxes and related software and equipment in 13 states and various Native American locations.

Consolidation Principles

The Company’s consolidated financial statements include the accounts of GameTech International, Inc. and its wholly-owned subsidiaries (“GameTech”). All significant inter-company accounts and transactions have been eliminated in consolidation.

Reclassifications

Certain reclassifications were made to the 2008 consolidated financial statements to conform to the current year format.

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

Investment Securities

Available-for-sale securities are reported at fair value, with unrealized gains and losses recorded in accumulated other comprehensive income (loss).  See Notes 13 and 15.

Bingo Equipment, Furniture, and Other Equipment

Bingo equipment includes portable and fixed-based player terminals, file servers, caller units, point-of-sale units, and other support equipment. The Company records bingo equipment, furniture, and other equipment at cost and depreciates these over the estimated useful lives of the assets using the straight-line method.  The estimated useful lives are as follows:

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

Software Development Capitalization

The Company capitalizes costs related to the development of certain software products according to GAAP guidance, which provides for the capitalization of computer software that is to be used as an integral part of a product or process to be sold or leased, after technological feasibility has been established for the software and all research and development activities for the other components of the product or process have been completed. The Company is capitalizing qualified costs of software developed for new products or for significant enhancements to existing products. The Company ceases capitalizing costs when the product is available for general release to the Company’s customers. The Company amortizes the costs on a straight-line method over the estimated economic life of the product beginning when the product becomes available for general release.

The achievement of technological feasibility and the estimate of a products’ economic life require management’s judgment. Any changes in key assumptions, market conditions or other circumstances could result in an impairment of the capitalized asset and a charge to the Company’s operating results.

Goodwill and Intangibles

The Company measures and tests goodwill for impairment at least annually, or more often if there are indicators of impairment.  Depending upon the results of that measurement, the recorded goodwill may be written down and charged to income from operations when its carrying amount exceeds its estimated fair value. Amortization is still required for identifiable intangible assets with finite lives.

The Company’s evaluation of the goodwill of its operations consists of two reporting units, bingo and box. Goodwill of a reporting unit must be tested for impairment on at least an annual basis.  The Company conducts its annual goodwill impairment analysis during the fourth quarter of each fiscal year, measured as of the last day of the third quarter.  In addition to an annual review, the Company assesses the impairment of goodwill whenever events or changes in circumstances indicate that the carrying value may be greater than fair value.  Factors the Company considers important that could trigger an impairment review include significant underperformance relative to historical or projected future operating results, significant changes in the manner of the use of the Company’s assets or the strategy for its overall business and significant negative industry or economic trends.

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

Impairment of Long-Lived Assets

The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  Recoverability of long-lived assets are measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset, undiscounted and without interest.  If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets.  For fiscal 2009, the Company recorded $2.7 million for the impairment of the obsolete gaming library related to the Summit acquisition. This impairment is included in the accumulated amortization on the Company’s consolidated balance sheets. There was no impairment charge for long-lived assets in fiscal 2008 or 2007.

Revenue Recognition

We recognize revenue when the following criteria are met:
•	Persuasive evidence of an arrangement between us and our customer exists,
•	Delivery has occurred, bingo terminals are available or ready for play, or services have been rendered,
•	The price is fixed or determinable, and
•	Collectability is reasonably assured.

The Company earns revenue in a variety of ways. The Company offers products for lease or sale, and also sells service and software updates for equipment previously sold or leased.

Bingo Equipment
Revenue is recognized for bingo terminals and bingo systems installed as a single element placed in bingo halls under contracts based on (1) a fixed fee per use per session; (2) a fixed weekly fee per terminal; or (3) a percentage of the revenue generated by each terminal. Revenue recognition is a key component of the Company's results of operations, and determines the timing of certain expenses, such as commissions.  The Company exercises judgment in assessing the credit worthiness of customers and distributors to determine whether collectability is reasonably assured. Should changes in conditions cause the Company to determine the factors are not met for future transactions, revenue recognized for future reporting periods could be adversely affected.

Box Equipment
The Company’s product sales revenues are generated from the sale of box equipment in accordance with FASB ASC 985-605-25.  Revenues are reported net of discounts, sales taxes and other taxes of a similar nature. Revenues related to contracted production are recognized as the related work is delivered. The Company recognizes license fee revenues over the term of the associated agreement unless the fee is in exchange for products delivered or services performed that represent the culmination of a separate earnings process. Amounts received prior to completing the earnings process are deferred until revenue recognition criteria are met.  In some instances, we recognize recurring participation revenue in lieu of a one-time machine sale.  The Company’s sales credit terms are predominately 30 days. In certain limited circumstances, credit terms may be extended up to 160 days.

Deferred Revenue

Deferred revenue consists of amounts received or billed after product is delivered or services are rendered, but prior to meeting all of the requirements for revenue recognition.  Complex systems and/or multiple element contracts may take several months to complete and our deferred revenues may increase as our products evolve toward a more systems-centric environment.  Deferred revenue totaled $3.5 million at both November 1, 2009 and November 2, 2008, and primarily represents amounts received for future deliverables.

Accounts Receivable and Allowance for Doubtful Accounts

Bingo Equipment
The Company estimates the possible losses resulting from non-payment of outstanding accounts receivable arising from the lease of our bingo units.  The Company’s customer base consists primarily of entities operating in charitable, Native American, and commercial bingo halls located throughout the United States, Canada, and the United Kingdom.  In some jurisdictions, the billing and collection function is performed as part of a distributor relationship, and in those instances, the Company maintains allowances for possible losses resulting from non-payment by both the customer and distributor. The Company performs ongoing evaluations of its customers and distributors for credit worthiness, economic trends, changes in its customer’s payment terms, and historical collection experience when evaluating the adequacy of its allowance for doubtful accounts. The Company also reserves a percentage of accounts receivable based on aging categories. In determining these percentages, the Company reviews historical write-offs of any receivables, payment trends, and other available information. While such estimates have been within the Company’s expectations and the provisions established, a change in the financial condition of specific customers or in overall trends experienced may result in future adjustments of its estimates of collectability of its receivables.

Box Equipment
The Company estimates the possible losses resulting from non-payment of outstanding accounts receivables arising from the sale of video lottery terminals and related equipment. The Company’s customer base consists of casinos located in various states and Native American territories. Ongoing evaluations are performed on customers and distributors for credit worthiness, economic trends, changes in customer payment terms, and historical collection experience when evaluating the adequacy of its allowance for doubtful accounts.

Inventories

Inventories are stated at the lower of cost or market.  Raw materials are valued using the first-in, first-out method and finished goods are valued using average costing that approximates the first-in, first-out method. Management periodically reviews inventory balances, using recent and future expected sales to identify slow-moving or obsolete items. Inventories consist of the following at November 1, 2009 and November 2, 2008 (in thousands):

	November 1, 2009	November 2, 2008
Raw Materials	$2,683	$2,474
Work in Progress	-	4,480
Finished Goods	4,136	2,022
	$6,819	$8,976

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

Advertising and Promotion Costs

Advertising and promotion costs are expensed as incurred. For the 52 weeks ended November 1, 2009 expenses of $867 thousand were incurred.  For the 53 weeks ended November 2, 2008 and twelve months ended October 31, 2007 the amounts were $88 thousand and $300 thousand respectively.

Research and Development Costs

Research and development costs are charged to the results of operations when incurred.  For the 52 weeks ended November 1, 2009 expenses of $5.4 million were incurred.  For the 53 weeks ended November 2, 2008 and twelve months ended October 31, 2007 the amounts incurred were $5.6 million and $3.9 million respectively.

Income Taxes

The Company accounts for income taxes based on the estimated effective annual income tax rates.  The provision differs from income taxes currently payable because certain items of income and expense are recognized in different periods for financial statement purposes than for tax return purposes. The Company reduces deferred tax assets by a valuation allowance when it is more likely than not that some or all of the deferred tax assets will not be realized.  Net current and non-current deferred tax assets or liabilities are determined separately for federal, state, and foreign jurisdictions

In fiscal 2008, the Company adopted FASB ASC Topic 740-10-5 – Tax Positions. This guidance created a single model to address uncertainty in income tax positions and prescribes the minimum recognition threshold a tax position is required to meet before being recognized in the financial statements.  FASB ASC Topic 740 also provides guidance on the de-recognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure, and transition.   The impact of this adoption in fiscal 2008 on the Company’s financial position, cash flows and results of operations was not material.

Stock-Based Compensation

The Company adopted fair value recognition of all share-based compensation at the end of fiscal 2005.  At the same time, the Company’s Board of Directors approved the acceleration of the vesting of all unvested stock options awarded under the 1997 Incentive Stock Plan.  As a result, all options outstanding at October 31, 2005 were fully vested and no compensation cost for such options will be recognized in any future periods.

The Company has elected to adopt the alternative transition method for calculating the tax effects of share-based compensation. The alternative transition method includes a simplified method to establish the beginning balance of the additional paid-in capital pool related to the tax effects of employee share-based compensation, which is available to absorb tax deficiencies recognized subsequent to the adoption of fair value recognition.

Share-based compensation cost is measured at the grant date, based on the estimated fair value of the award, and is recognized over the stated vesting period. The Company continues to utilize the Black-Scholes option-pricing model to estimate the fair value of employee stock-based compensation at the date of grant, which requires the use of accounting judgment and financial estimates. The expected life of the options used in this calculation is the period of time the options are expected to be outstanding, and is determined by the simplified method which states, “The midpoint of the average vesting period and contractual life is an acceptable expected life assumption.” Expected stock volatility is based on the historic volatility of its stock. Expected option exercises, the period of time the options are held, forfeitures, employee terminations and other criteria are based on previous experiences. The risk-free rates for periods within the contractual life of the options are based on United States Treasury Note rates in effect at the time of the grant for the period equal to the expected life. Application of alternative assumptions could produce significantly different estimates of the fair value of stock-based compensation and consequently, the related amounts recognized in the Consolidated Statements of Operations. The “simplified” method was extended for use for those companies that conclude that it is not reasonable to base its estimate of expected life of options on its historical share option exercise experience.  The Company has used the “simplified” method for all estimations of stock option compensation expense since adopting fair value recognition due to insufficient historical exercise data and changes in the terms of the share option grants. The use of this method will continue to be evaluated in fiscal year 2010 to determine if sufficient relevant data is readily available to estimate the expected term.

Net Income (Loss) Per Share

The Company presents both basic and diluted net income (loss) per share. Basic net income (loss) per share is based solely upon the weighted average number of common shares outstanding and excludes any dilutive effects of options, warrants and convertible securities. Diluted net income (loss) per share is based upon the weighted average number of common shares and common-share equivalents outstanding during the year excluding those common-share equivalents where the impact to basic net income (loss) per share would be anti-dilutive. The difference between basic and diluted net income (loss) per share is attributable to stock options.

Concentrations of Credit Risk

Financial instruments, which potentially subject the Company to concentration of credit risk, consist primarily of cash and cash equivalents, investments, and trade receivables. Cash equivalents and investments are investment-grade, short-term debt instruments, consisting of treasury bills, mortgage-backed securities, asset-backed commercial paper, unsecured corporate notes, and money market accounts, all of which management monitors credit quality of financial instruments to mitigate risk of loss due to potential credit loss. Cash and cash equivalents are in excess of Federal Deposit Insurance Corporation insurance limits.

One customer made up 13.8% of the Company’s overall revenue for the 52 weeks ended November 1, 2009.  This customer made up 9.1% of the revenue for the 53 weeks ended November 2, 2008 and 8.4% of the revenue for the 12 months ended October 31, 2007.  For Box division revenue, this customer was 75.6% for the 52 weeks ended November 1, 2009 and 44.0% for the 53 weeks ended November 2, 2008 and 42.1% for the 12 months ended October 31, 2007.

The Company conducts a substantial amount of its business through distributor relationships, many of which act as a collection agent.  As of November 1, 2009, there was one distributor that represented 42.4% of the consolidated accounts receivable balance.  As of November 1, 2009, there was one distributor that represented 86.8% of the Box accounts receivable balance.

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

Significant Market Revenue Concentration

A significant portion of the Company’s revenue is concentrated in the Texas, Montana, and Louisiana markets. For the 52 weeks ended November 1, 2009, Texas represented 15.3% of our bingo revenue and 12.5% of consolidated revenue compared to 16.4% of bingo revenue and 13.1% of consolidated revenue for fiscal year ended November 2, 2008, and 17.0% of bingo revenue and 14.0% of consolidated revenue for the twelve months ended October 31, 2007.  The Montana market generated 20.9% of box revenue and 3.9% of consolidated revenue for the 52 weeks ended November 1, 2009 compared to 44.0% of box revenue and 9.1% of consolidated revenue for 53 weeks ended November 2, 2008, and 50.0% of box revenue and 10.0% of consolidated revenue for the twelve months ended October 31, 2007.  The Louisiana market generated 75.6% of box revenue and 16.3% of consolidated revenue for the 52 weeks ended November 1, 2009 compared to 44.0% of box revenue and 10.8% of consolidated revenue for 53 weeks ended November 2, 2008, and 42.0% of box revenue and 10.0% of consolidated revenue for the twelve months ended October 31, 2007.  As of November 1, 2009, one distributor represented 42.4% of the consolidated accounts receivable balance.  Certain state laws require electronic bingo devices and systems to be placed through qualified distributors.

Fair Value Measurements

At the beginning of fiscal 2009, the Company adopted new fair value accounting guidance which refined the definition of fair value, established a framework for measuring fair value, and permitted the election of fair value measurement with unrealized gains and losses on designated items recognized in earnings at each subsequent period for certain financial assets and liabilities. The Company applied the new fair value definition and framework for non-financial assets and liabilities at the beginning of fiscal 2010.
Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability (exit price), in the principal or most advantageous market, in an orderly transaction between market participants, on the measurement date. Assets and liabilities carried at fair value are classified and disclosed in one of the following three categories:

•	Level 1 - Quoted market prices in active markets for identical instruments
•
Level 2 - Observable inputs other than quoted prices in active markets for identical assets and liabilities, quoted prices for identical or similar assets or liabilities in inactive markets, or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the asset or liabilities

•	Level 3 - Inputs that are generally unobservable and typically reflect management’s estimates of assumptions that market participants would use in pricing the asset or liability

Recent Accounting Pronouncements

In February 2007, the FASB issued new standards on financial instruments as codified in ASC 825-10, which requires disclosures about fair value of financial instruments in financial statements for interim reporting periods and in annual financial statements of publicly-traded companies. The new standard also requires entities to disclose the methods and significant assumptions used to estimate the fair value of financial instruments in financial statements on an interim and annual basis and to highlight any changes from prior periods. The new standard is effective for interim and annual periods ending after June 15, 2009. The Company adopted this standard in 2009. The adoption of this standard did not have a material impact on our consolidated financial statements.  In February 2008, the FASB delayed the implementation of ASC 820 for nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis. This statement defers the effective date to fiscal years beginning after November 15, 2008 and interim periods within those fiscal years, which is fiscal year 2010 for the Company.

In December 2007, the FASB issued new standards for business combinations as codified in ASC 805-10. The objective of the new standard is to improve the relevance, representational faithfulness and comparability of the information that a reporting entity provides in its financial reports about a business combination and its effects. It establishes principles and requirements for the acquirer to recognize and measure the identifiable assets acquired, the liabilities assumed, any non-controlling interest in the acquiree, the goodwill acquired or a gain from a bargain purchase. It also provides disclosure requirements to enable users of the financial statements to evaluate the nature and financial effects of the business combination. The new standard applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The Company is evaluating the impact, if any, that the adoption of ASC 805-10 will have on our consolidated financial. The Company does not expect that the adoption of this standard will have a material impact on our consolidated financial statements.

In December 2007, the Securities and Exchange Commission issued Staff Accounting Bulletin  (“SAB") No. 110 to permit entities, under certain circumstances, to continue to use the “simplified” method, in developing estimates of expected term of “plain-vanilla” share options in accordance with ASC 718-10 Share-Based Payment. SAB No. 110 amended SAB No. 107 to permit the use of the “simplified” method beyond December 31, 2007. The Company continues to use the “simplified” method and will do so until more detailed relevant information about exercise behavior becomes readily available.

In March 2008, the FASB issued new standards on derivatives and hedging as codified in ASC 815-10. The objective of the standard is to amend and expand the disclosure requirements with the intent to provide users of financial statements with an enhanced understanding of: (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for and its related interpretations and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows.  The effective date is for fiscal years and interim periods beginning after November 15, 2008.  The Company does not expect that the adoption of this standard will have a material impact on our consolidated financial statements.

In April 2008, the FASB issued new standards on intangible assets as codified in ASC 350-30. The new standard amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset. The objective is to improve the consistency between the useful life of a recognized intangible asset and the period of expected cash flows used to measure the fair value of the asset. The new standard applies to all intangible assets, whether acquired in a business combination or otherwise and is effective for financial statements issued for fiscal years beginning after December 15, 2008 and interim periods within those fiscal years and applied prospectively to intangible assets acquired after the effective date. This statement will be effective for us at the beginning of 2010. The Company does not expect that the adoption of this standard will have a material impact on our consolidated financial statements.

In May 2009, the FASB issued new standards on subsequent events as codified in ASC 855-10. The new standard establishes general standards for accounting for and disclosure of events that occur after the balance sheet date but before financial statements are available to be issued. More specifically, the new standard sets forth the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition in the financial statements, identifies the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements and the disclosures that should be made about events or transactions that occur after the balance sheet date. The new standard is effective for fiscal years and interim periods ending after June 15, 2009. The Company has adopted this standard during 2009. The adoption of this standard did not have a material impact on our consolidated financial statements. The Company has evaluated subsequent events through January 29, 2010, the date this report on Form 10-K was filed with the U.S. Securities and Exchange Commission. The Company made no significant changes to our consolidated financial statements as a result of our subsequent events evaluation.

In June 2009, the FASB issued Accounting Standards Codification ASC 105-10, which establishes the Codification as the source of authoritative accounting guidance to be applied in the preparation of financial statements in conformity with generally accepted accounting principles (“GAAP”). The Codification, which changes the referencing of financial standards, became effective for interim and annual periods ending on or after September 15, 2009. The codification is now the single official source of authoritative U.S. GAAP (other than guidance issued by the Securities and Exchange Commission), superseding existing FASB, American Institute of Certified Public Accountants, Emerging Issues Task Force and related literature. Only one level of authoritative U.S. GAAP now exists. All other literature is considered non-authoritative. The Codification does not change U.S. GAAP. The Company adopted the Codification during our fiscal year ended November 1, 2009.

2. Goodwill and Intangibles

In fiscal 2007, the Company acquired the assets of Summit Gaming and added $26.5 million to goodwill, which included trade names of $1.6 million. In addition, the Company acquired $7.7 million in identifiable intangible assets which will be amortized over 5 to 10 years. The Company conducts its annual goodwill impairment analysis during the fourth quarter of each fiscal year, measured as of the last day of the third quarter.  The Company assessed the value of its goodwill as of July 31, 2007 (its annual review date) and concluded that goodwill was not impaired.  The Company performed its 2008 annual impairment testing of goodwill and intangibles as of July 31, 2008. Based on a combination of factors, including the current economic environment, decreased revenues and increased costs, the Company recorded noncash goodwill impairment associated with our acquisition of Summit of $10.8 million in the fourth quarter of fiscal 2008.  The Company performed its 2009 annual impairment testing of goodwill and intangibles as of August 2, 2009.  Based on a combination of factors, including the current economic environment, decreased revenues and increased costs, the Company recorded noncash goodwill impairment associated with our acquisition of Summit of $15.7 million in the fourth quarter of fiscal 2009.  The annual evaluation of goodwill and other non-amortizing intangible assets requires the use of estimates about future operating results of each reporting unit to determine their estimated fair value.  Changes in forecasted operations can materially affect these estimates.  Once an impairment of goodwill or other intangible assets has been recorded, it cannot be reversed.

For fiscal 2009, the Company recorded $2.7 million for the impairment of the obsolete gaming library related to the Summit acquisition.  This impairment is included in the accumulated amortization on the Company’s consolidated balance sheets.  There was no impairment charge for long-lived assets in fiscal 2008 or 2007.

Goodwill activity by segment for the fiscal year ended November 1, 2009 and November 2, 2008 (in thousands):

	Bingo	Box	Total
2008
Beginning balance	$10,184	$26,496	$36,680
Impairment Charges	-	(10,780)	(10,780)
Ending balance	10,184	15,716	25,900

2009
Impairment Charges	-	(15,716)	(15,716)
Ending balance	$10,184	$-	$10,184

Intangible assets consisted of the following as of November 1, 2009 (in thousands):

	Stated Value	Accumulated Amortization	Net Carrying Value	Weighted Average Amortization Period (in years)
Intellectual property (software)	$3,822	$(3,557)	$265	2.9
Copyrights/trademarks	247	(69)	178	9.9
Distributor buyouts	260	(260)	-	-
Summit Gaming identifiable intangible assets:
Customer relationships	3,600	(1,860)	1,740	2.5
Patent applications	620	(134)	486	7.5
Game software library	3,500	(3,500)	-	-
	$12,049	$(9,380)	$2,669

Intangible assets consisted of the following as of November 2, 2008 (in thousands):

	Stated Value	Accumulated Amortization	Net Carrying Value	Weighted Average Amortization Period (in years)
Intellectual property (software)	$4,173	$(4,091)	$82	0.7
Copyrights/trademarks	247	(55)	192	10.8
Distributor buyouts	260	(260)	-	-
Summit Gaming identifiable intangible assets:
Customer relationships	3,600	(1,140)	2,460	3.4
Patent applications	620	(82)	538	8.4
Game software library	3,600	(570)	3,030	8.4
	$12,500	$(6,198)	$6,302

Estimated future aggregate amortization expense for intangible assets subject to amortization as of November 1, 2009 is as follows (in thousands):

2010	$881
2011	878
2012	458
2013	70
2014	70
After 2014	312
$2,669

3. Property, Bingo Equipment, Furniture and Other Equipment

Property, bingo equipment, furniture and other equipment consisted of the following as of November 1, 2009 and November 2, 2008 (in thousands):

	November 1, 2009	November 2, 2008
Land	$2,438	$2,471
Building	8,441	4,864
Bingo equipment	50,914	51,384
Office furniture and equipment	5,031	4,733
Leasehold improvements	120	874

	$66,944	$64,326
Less accumulated depreciation and amortization	48,732	45,076
Less reserve for excess or obsolete terminals	149	220

	$18,063	$19,030
Construction in progress	-	264
Add bingo component parts	2,745	3,590

Property, bingo equipment, furniture and other equipment, net	$20,808	$22,884

Depreciation for bingo equipment is applied over three- and five-year periods. Terminals on-hand that are not expected to be re-used are provided for as excess or obsolete.

Overall depreciation expense during the 52 weeks ended November 1, 2009, 53 weeks ended November 2, 2008, and twelve months ended October 31, 2007 amounted to $6.5 million, $8.5 million, and $10.2 million, respectively.  In addition, during the 52 weeks ended November 1, 2009, 53 weeks ended November 2, 2008, and fiscal year ended October 31, 2007, the Company reserved $71,000, $81,000, and $38,000, respectively for bingo terminals and parts not expected to be re-used.

Component parts are for the assembly of terminals and recorded at average cost until the completed terminal is placed in bingo equipment and depreciated.

4. Credit Agreements and Acquisition of Real Property

The current credit facility provides a senior secured revolving credit facility (the “Revolver”) of $2.0 million, maturing on August 31, 2010, with monthly interest-only payments due on the last day of each month beginning September 30, 2008. The Company selects the interest rate calculation for each advance under the revolver from two allowable interest rate calculations. The first allowed interest rate calculation, called the Base Rate, is the higher of the Agent’s prime rate or the Federal Funds rate plus 0.50% (a “Base Rate Loan”) minus 0.25%. The second allowed interest rate calculation is the 1, 2, 3, 6, or 12-month LIBOR rate plus 2.0%. As of November 1, 2009, there were no outstanding borrowings under the Revolver. During the first quarter of fiscal 2010, we borrowed $750 thousand on the revolver.

The current credit facility also provided for a senior secured term loan of $38.0 million that required monthly interest payments beginning September 30, 2008, and quarterly principal payments of $1.1 million beginning October 31, 2008, until its maturity on August 28, 2013, when the balance will be due in full. The Company’s obligations under the current credit facility are secured by first priority security interest in all of the Company’s assets, including a first deed of trust on real estate and property purchased concurrently with closing of current credit facility, and future cash flows. The interest rate for the term loan varies based upon the one-month LIBOR rate plus 2.80%.  In connection with the term loan agreement, the Company also entered into an interest rate swap agreement with U.S. Bank N. A., which exchanged the variable one-month LIBOR rate of the term loan for a fixed LIBOR rate of 3.99% per annum effective August 22, 2008, through the maturity of the term loan. As of November 1, 2009, there was $27.4 million outstanding under the term loan at an average interest rate of 6.79% and the value of the interest rate swap was ($1.4) million.

Combined aggregate principal maturities of the current credit facility during the next five years and thereafter are as follows (in thousands):

Principal
Repayments
2010	$4,471
2011	4,471
2012	4,471
2013	14,000
2014	0
$27,413

Under the current credit facility, the Company must comply with various financial and non-financial covenants. The financial covenants include a cash flow leverage ratio, fixed charge coverage ratio, working capital requirement and liquidity requirement. The non-financial covenants include restrictions on asset divestitures; liens; transactions with related parties; limitations on additional indebtedness; mergers, acquisitions and consolidations; cash dividends; redemptions of stock; and change of control. The current credit facility provides for a mandatory prepayment of principal equal to 50% of free cash flow when a collateral shortfall is present, measured on an annual basis beginning October 31, 2009. A collateral shortfall will exist if the outstanding principal balance of the credit facility exceeds the sum of (i) 100% of cash held in a control account, (ii) 80% of accounts receivable, (iii) 50% of net book value of finished goods and raw materials, (iv) 75% of the net book value of land, buildings, and property improvements, and (v) 50% of the net book value of all other fixed assets. Free cash flow is defined as EBITDA as of the fiscal year then ended less the sum of (i) unfinanced capital expenditures, (ii) cash paid interest, (iii) cash paid taxes, (iv) the change in working capital, and (v) debt amortization under the current credit facility.  During the fourth quarter of fiscal 2009, the Company anticipated a collateral shortfall was probable, which would have triggered a mandatory prepayment of approximately $1.9 million.  To avoid triggering a collateral shortfall and to reduce the outstanding balance under the term loan, the Company voluntarily prepaid $5 million from existing cash resources.  As a result of both the voluntary prepayment and scheduled mandatory quarterly principal payment, the outstanding balance under our term loan was reduced from $33.5 million at August 2, 2009 to $27.4 million at November 1, 2009. On January 28, 2009, the Company entered into an amendment with both lenders of the current credit facility (“Amendment”).  The Amendment waived the fixed charge coverage ratio requirement for the fiscal 2008 year end.  The Amendment also reduced the minimum fixed charge coverage ratio for the first fiscal quarter of 2009, increased the base rate on the Revolver by 0.25%, and increased the LIBOR spread on the Revolver from 2.0% to 2.5%.  At November 1, 2009, the Company was in compliance with all the covenants as amended.

On August 22, 2008, the Company purchased real property in southeast Reno, Nevada for an aggregate purchase price of $7.2 million. The real property includes a 100,000 square foot building that is being used as our new headquarters. The Company has invested $3.3 million in additional improvements to the interior of the building to add office space, and provide for the manufacturing and assembly needs of bingo, VLT and slot equipment. The purchase price of the building and related improvements have been funded by proceeds from the credit facility, of which $2.7 million was held in a construction control cash account with U.S. Bank N.A.  The credit facility provided for the release of the funds to cover payments for the construction of the additional improvements. As of May 3, 2009, the account was closed.  The Company relocated to our new corporate headquarters and completed all major building improvements during the second quarter of 2009.  The Company expensed $321 thousand of related exit fees during the second quarter of 2009 such as the write-off of leasehold improvements, prepaid insurance, final rents, prepaid real estate property taxes, and utilities related to our old headquarters.

5. Commitments and Contingencies

Leases

The Company leases administrative and warehouse facilities and certain equipment under non-cancelable operating leases. Rent expense during the 52 weeks ended November 1, 2009, the 53 weeks ended November 2, 2008, and twelve months ended October 31, 2007 was $641 thousand, $1.0 million, $847 thousand, respectively.

Future minimum lease payments under these leases as of November 1, 2009 are as follows (in thousands):

Lease
Payments
2010	$177
2011	18
2012	13
2013	4
2014	0
$212

Purchase Commitments

From time to time, the Company enters into commitments with our vendors to purchase box parts, bingo terminals and support equipment at fixed prices and/or guaranteed quantities. During the 53 weeks ended November 2, 2008, the Company entered into an agreement with a vendor for $3.4 million to purchase box hardware for a sale expected to deliver in early 2009.  As of November 1, 2009 all of this commitment was fulfilled.  The Company also entered into a construction agreement in September 2008 with a general contractor for $2.7 million for improvements to our new corporate headquarters which was funded by the loan proceeds in the construction account.  As of November 1, 2009, this commitment was fulfilled. Various other additional purchase commitments have been placed in the ordinary course of business throughout fiscal 2009, of which $0.2 million was outstanding as of November 1, 2009.

In December 2009, the Company also entered into an agreement for $1.5 million to license the design and right to manufacture and sell a portable hand-held gaming platform.  As of January 29, 2010, $150 thousand of this commitment was fulfilled.  This agreement requires a $600 thousand payment in February 2010 and three quarterly payments of $250 thousand to be paid by the end of November 2010.

Litigation

GameTech International, Inc. v. Trend Gaming Systems, LLC. On March 22, 2001, the Company filed GameTech International, Inc. v. Trend Gaming Systems, LLC, CIV 01-0540 PHX LOA, a claim in the United States District Court for the District of Arizona (involving a distribution agreement in Texas), seeking a declaratory judgment that the Company was not in material breach of our November 1, 1999 Distribution Agreement with Trend Gaming Systems, LLC (“Trend”), and seeking damages for past due payments and wrongful withholdings by Trend. Trend counterclaimed, alleging that its payments were in compliance with its contractual obligations. Trend also contended that the Company was in breach of certain of our contractual obligations to Trend, including that the Company had wrongfully terminated Trend. On December 16, 2002, the court entered at the Company’s request an order enjoining Trend from using $540 thousand in funds it had collected on the Company’s behalf, pending a trial on the Company’s ownership interest in those funds. The money was placed in two bank accounts/constructive trusts, subject to the court’s control (the “Deposited Funds”). The sums in those accounts now total $657 thousand. In addition, collections of accounts receivable by Trend, if any, are also being placed in that account, pending the resolution of the case. The Company has posted a $450 thousand deposit with the court as a bond, which was presented as restricted cash on the Company’s consolidated balance sheets in fiscal years prior to 2009 but is now presented in deposits in the Company’s consolidated balance sheets. The accounts receivable from Trend were fully reserved. During the quarter ended April 30, 2008, the Company wrote off all receivables and related reserves. Trial in this matter commenced October 4, 2004. On November 1, 2004, the jury returned a verdict in favor of Trend against the Company in the amount of $3.5 million in compensatory damages. The jury also awarded the Company $735 thousand in compensatory damages against Trend for funds Trend collected on the Company’s behalf but failed to remit to the Company. The court denied all of the Company’s post-trial motions, except that it maintained the injunction imposing a constructive trust on the Deposited Funds, pending resolution of the issues on appeal. The court setoff the jury awards and entered an amended judgment for Trend on March 12, 2005, in the amount of $2.8 million, plus interest on that sum at the rate of 3.31% per annum beginning March 30, 2005.

The Company appealed to the United States Court of Appeals for the Ninth Circuit on April 8, 2005. The Company posted a supersedeas bond on April 8, 2005, in the court-appointed amount of $3.4 million, which bond stayed any action by Trend to collect on the judgment, pending appeal. Trend initially sought an award of $810 thousand in legal fees and $26 thousand in expenses and costs. In an amended request, Trend sought an award of $1.4 million in legal fees and $61 thousand in expenses and costs. The court awarded Trend $909 thousand in legal fees, expenses and costs plus interest of 3.77% per annum beginning August 5, 2005. The Company appealed the fee award to the United States Court of Appeals for the Ninth Circuit on August 5, 2005. The Company posted an additional supersedeas bond with the court on August 18, 2005, in the amount of $1.1 million, thereby staying any action by Trend to collect the fees, pending appeal. Any cash used in the collateralization of the bonds was accounted for as restricted short-term investments on the Company’s consolidated balance sheets. On April 19, 2007, a three-judge panel of the United States Court of Appeals for the Ninth Circuit heard oral arguments for the appeal.

On May 16, 2007, the United States Court of Appeals for the Ninth Circuit issued its ruling in the Company’s favor upholding each of the items the Company appealed, reversing the trial court’s rulings and remanding the matter back to the trial court for a new trial. As a result of this decision, the supersedeas bonds the Company posted prior to filing the appeal were released by the lower court as of August 18, 2007. Upon receipt of the released supersedeas bonds from the court the Company terminated the supporting insurance policies and had the letters of credit released giving the Company access to the certificates of deposit, which had served as the cash security for the supersedeas bonds.

For the year ended October 31, 2004, the Company recorded an estimated loss contingency in the Trend litigation of $2.8 million, which was estimated based on the amounts of the judgment described above. The Company recorded an additional loss contingency of $0.9 million in the third quarter of fiscal 2005 to account for the increased total award to Trend for legal fees and expenses and costs. In addition, the Company recorded a loss of $313 thousand through October 31, 2007, for the interest accrued on the Trend judgment. With the United States Court of Appeals for the Ninth Circuit ruling upholding each of the items the Company appealed, reversing the trial court’s rulings and remanding the matter back to the trial court for a new trial, no additional loss contingencies have been accrued.

A new trial in this matter commenced October 19, 2009, in the United States District Court for the District of Arizona.  On November 12, 2009, the jury returned a verdict in the Company’s favor and against Trend in the amount of $821 thousand in compensatory damages.  On November 17, 2009, the court entered a judgment affirming the jury’s verdict in this matter.  On November 18, 2009, the Company filed a motion with the court seeking an amended final judgment with a provision for accrued prejudgment interest in the amount of $589 thousand and a provision for post-judgment interest in an amount to be determined by the court.  On November 24, 2009, the Company filed a second post-trial motion with the court seeking an order directing the release of the Deposited Funds to GameTech in partial satisfaction of the jury’s compensatory damages award entered against Trend.  Both of these post-trial motions are pending before the court.  As of November 1, 2009, GameTech had a high probability of prevailing in the Trend proceedings. As a result, the loss contingency of $4.0 million that had been recorded in fiscal 2004 was reversed.

GameTech International, Inc. v. Trend Gaming, LLC. On March 2, 2004, a jury rendered a verdict in the Company’s favor and against Trend Gaming, LLC, a Kentucky LLC (“Trend Gaming”) (involving a prior distribution agreement in Virginia) awarding compensatory and punitive damages in the total amount of $1.5 million. The jury also returned a verdict against Steven W. and Rhonda Hieronymus awarding compensatory and punitive damages of $1.0 million. The court reduced compensatory damages against Trend Gaming to $1.1 million. The court affirmed $150 thousand in punitive damages against Trend Gaming and awarded the Company fees and costs of suit against Trend Gaming in the amount of $650 thousand. Compensatory damages against Mr. and Mrs. Hieronymus have been reduced to $762 thousand but the punitive damage award against them in the amount of $150 thousand remains unchanged. Of the total compensatory damages of $1.1 million awarded to the Company, $762 thousand represents compensation for lost profits. The Company can only collect such damages from one of the defendants to avoid a double recovery. Defendants appealed the judgment against them. On March 5, 2007, the Appellate Court entered its ruling affirming the judgment of the lower court in the Company’s favor. On June 16, 2008, the Ninth Circuit Court of Appeals awarded attorney fees in the amount of $139 thousand, in favor of GameTech and jointly and severally against Trend Gaming L.L.C., Steven W. Hieronymus, and the marital estate of Steven W. Hieronymus and Rhonda Hieronymus. The Company has not recorded an estimated gain contingency, as the Company can give no assurances whether the Company will be able to collect any award from the defendants.

The Company is involved in various other legal proceedings arising in the ordinary course of our business. The Company does not believe that any of those proceedings will have a material adverse effect on our business, results of operations, or financial condition.

6. Stockholders' Equity

Stock-Based Compensation

The Company generally grants stock options to its employees for a fixed number of shares with an exercise price equal to the fair value of the shares on the date of the grant.  We also grant restricted stock grants valued at the price equal to the fair value of the shares on the date of grant.

Stock Incentive Plan

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

The aggregate intrinsic value represents the difference between the closing price of our common stock on November 1, 2009, which was $1.33, and the exercise price, multiplied by the number of in-the-money stock options as of the same date. This represents the amount that would have been received by the stock option holders if they had all exercised their stock options on November 1, 2009. In future periods, this amount will change depending on fluctuations in our stock price. The aggregate intrinsic value of the options outstanding at November 1, 2009 is $56 thousand.  For those options that were exercisable, the aggregate intrinsic value at November 1, 2009 was zero.  During the 52 weeks ended November 1, 2009, the 53 weeks ended November 2, 2008, and the twelve months ended October 31, 2007, the aggregate intrinsic value of options exercised under our stock option plans were $0.0 million, $0.5 million, and $0.6 million, respectively, determined as of the date of option exercise.

Stock options activity for the 52 weeks ended November 1, 2009:

	52 Weeks Ended November 1, 2009		53 Weeks Ended November 2, 2008		Twelve Months Ended October 31, 2007
	Number of		Number of		Number of
	Shares	Weighted-Average	Shares	Weighted-Average	Shares	Weighted-Average
	(Options)	Exercise Price	(Options)	Exercise Price	(Options)	Exercise Price
Balance at beginning of year	612,150	$4.02	721,550	$4.38	847,735	$3.93
Options:
Granted	497,500	1.22	-	-	300,000	10.44
Forfeited	(63,300)	9.95	(76,900)	7.52	(325,000)	9.09
Expired	(13,900)	3.91	-	-	-	-
Exercised	-	-	(32,500)	3.65	(101,185)	3.46
Balance at end of year	1,032,450	2.32	612,150	4.02	721,550	4.38
Exercisable at end of year	534,950	3.34	562,150	3.36	621,550	3.39

Weighted average grant-date fair value of options granted during the year		$0.78		$-		$6.88

Restricted shares activity for the 52 weeks ended November 1, 2009:

	52 Weeks Ended November 1, 2009		53 Weeks Ended November 2, 2008		Twelve Months Ended October 31, 2007
	Number of		Number of		Number of
	Shares	Weighted-Average	Shares	Weighted-Average	Shares	Weighted-Average
	(Options)	Exercise Price	(Options)	Exercise Price	(Options)	Exercise Price
Balance at beginning of year	162,000	$4.61	-	$-	-	$-
Options:
Granted	67,500	1.01	162,000	4.61	-	-
Forfeited	(21,666)	5.06	-	-	-	-
Expired	-	-	-	-	-	-
Vested	(30,669)	4.61	-	-	-	-
Balance at end of year	177,165	3.18	162,000	4.61	-	-
Expected to vest	177,165	$3.18	162,000	$4.61	-	$-

The assumptions used in the Black-Scholes model for fiscal years 2009, 2008 and 2007 were as follows:

Option Valuation Assumptions
	52 Weeks Ended	53 Weeks Ended	12 Months Ended
	November 1, 2009	November 2, 2008	October 31, 2007
Risk-free interest rate	3.67%	N/A	4.81%
Dividend yield	0.00%	N/A	0.00%
Volatility factor	65.80%	N/A	61.60%
Expected life (in years)	6.00	N/A	6.40

These amounts were determined using the Black-Scholes option-pricing model, which values options based on the stock price at the grant date, the expected life of the option, the estimated volatility of the stock, the expected dividend payments, and the risk-free interest rate over the expected life of the option. During 2008, the Company did not grant any stock options, therefore the assumptions are not represented above.

Report Share-based Compensation
	52 Weeks Ended	53 Weeks Ended	12 Months Ended
	November 1, 2009	November 2, 2008	October 31, 2007
(In thousands)
Pre-tax expense (benefit)	$469.6	$246.0	$(128.0)
Tax benefit (expense)	(82.3)	(58.1)	47.2
After-tax expense (benefit)	$387.3	$187.9	$(80.8)

The following table summarizes information regarding stock options outstanding and exercisable as of November 1, 2009:

		Weighted-			Weighted-
		Average	Weighted-		Average	Weighted-
		Remaining	Average		Remaining	Average
Range of Exercise	Number	Contractual	Exercise	Number	Contractual	Exercise
Prices	Outstanding	Life (in years)	Price	Exercisable	Life (in years)	Price
$0.84 -$1.16	200,000	9.19	$1.08	-	-	$-
$1.31 - $1.84	297,500	9.58	1.31	-	-	-
$2.85 - $2.97	313,500	5.58	2.87	313,500	5.58	2.87
$3.10 - $3.63	121,950	5.42	3.18	121,950	5.42	3.18
$3.89 - $6.54	99,500	4.70	4.87	99,500	4.70	4.87
	1,032,450	7.33	$2.32	534,950	5.38	$3.34

As of November 1, 2009, the total compensation cost related to unvested stock-based awards granted to employees under the Company’s stock option plans but not yet recognized was $704 thousand. This cost will be amortized for fiscal years 2010, 2011, and 2012 and thereafter at $443 thousand, $209 thousand, $42 thousand, and $10 thousand respectively, and will be adjusted for subsequent changes in estimated forfeitures.

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

On July 16, 2009 we entered into Amendment No. 1 to the Rights Agreement.  Amendment No. 1 amends the definition of “Acquiring Person” to increase from 15% to 26.5% the minimum beneficial ownership interest in the Company’s outstanding common stock that would cause our current Chairman of the Board (as a “Grandfathered Person”) to become an Acquiring Person.  Thus, Amendment No. 1 permits our Chairman of the Board to acquire up to 26.5% of our common stock before triggering the dilutive effect of the rights under the rights Agreement.  No other changes were made to the Rights Agreement.

7. Income Taxes

The income tax provision (benefit) recorded in the consolidated statement of operations consists of the following (in thousands):

	52 Weeks Ended	53 Weeks Ended	12 Months Ended
	November 1, 2009	November 2, 2008	October 31, 2007
Current:
Federal	$911	$(1,046)	$2,587
State	127	135	378
Foreign	109	208	387
	1,147	(703)	3,352
Deferred:
Federal	(6,341)	(2,948)	(500)
State	(811)	(676)	(130)
Foreign	25	(84)	(55)
	(7,127)	(3,708)	(685)
Income tax provision (benefit)	$(5,980)	$(4,411)	$2,667

The significant components of the Company's deferred income tax assets and liabilities as of November 1, 2009 and November 2, 2008 are as follows (in thousands):

	November 1, 2009
	Current	Non-Current
Deferred income tax assets:
Amortization of intangible assets	$-	$10,058
Depreciation	-	549
Allowance for doubtful accounts	217	-
Reserve for obsolete inventory	9	-
Reserve for obsolete terminals	-	55
Loss contingencies	-	-
Accrued vacation	189	-
Stock option expense	102	92
Royalties	-	-
Deferred Revenue	1,278	-
Foreign tax credit carry-forward	-	312
Loss carry-forwards	104	12
Fair market value write-down on investments	-	1,227
Value of credit swap derivative	-	510
Total deferred income tax assets	1,899	12,815
Valuation allowance	(163)	(1,061)
Deferred income tax assets, net	1,736	11,754

Deferred income tax liability	-	-

Net deferred income tax asset	$1,736	$11,754

	November 2, 2008
	Current	Non-Current
Deferred income tax assets:
Amortization of intangible assets	$-	$3,904
Allowance for doubtful accounts	418	-
Reserve for obsolete terminals	-	83
Loss contingencies	1,478	-
Accrued vacation	177	-
Stock option expense	43	63
Royalties	(37)	-
Foreign tax credit carry-forward	-	34
Value of credit swap derivative	-	248
Fair market value write-down on investments	-	1,289
Loss carry-forwards	111	12
Total deferred income tax assets	2,190	5,633
Valuation allowance	(365)	(924)
Deferred income tax assets, net	1,825	4,709

Deferred income tax liability:
Depreciation	-	(170)
Net deferred income tax asset	$1,825	$4,539

The differences between the Company's provision for (benefit from) income taxes as presented in the accompanying consolidated statements of operations and provision for (benefit from) income taxes computed at the federal statutory rate of 34% was as follows:

	52 Weeks Ended	53 Weeks Ended	12 Months Ended
	November 1, 2009	November 2, 2008	October 31, 2007
Income tax provision (benefit) at the statutory rate	(34.0%)	(34.0%)	34.0%
State income taxes, net	(2.7%)	(4.9%)	3.1%
Meals and entertainment	0.2%	0.3%	0.6%
Non deductible lobbying expenses	0.1%	0.1%	0.1%
State minimum/capital taxes	0.0%	0.4%	0.0%
Change in valuation allowance	0.0%	8.1%	0.0%
Other, net	0.1%	1.7%	(1.5%)
Income tax provision (benefit) at its effective rate	(36.3%)	(28.3%)	36.3%

At November 1, 2009, the Company incurred a federal net operating tax loss of $187 thousand.  The entire amount of the federal net operating loss is eligible for carryback and/or carryforward subject to limitations under Sections 172 and 382 of the Internal Revenue Code, which generally limit the amount of carryforwards available per year for use against future taxable income.   The Company will be carrying the federal net operating loss back and there is sufficient prior year taxable income to fully absorb the loss and yield a full benefit in the form of a refund.

At November 2, 2008, the Company had net operating loss carryforwards for state income tax purposes only of approximately $2.4 million, the entire amount of which was subject to limitations under provisions of the various state jurisdictions to which they pertained, and in general, limited the amount of carryforwards available per year for use against future taxable income.  At November 1, 2009, the Company had net remaining operating loss carryforwards for state income tax purposes only of approximately $1.7 million, having used approximately $670 thousand of the available net operating loss carryforwards to offset state taxable income for the year.  The remaining state tax loss carryforwards are expected to be fully utilized before they expire, which generally occurs within 5 to 20 years.

The valuation allowance pertains to the deferred tax asset resulting from the auction rate security write-down of $3.3 million. When that loss is recognized for tax purposes, it will be a capital loss available only to offset capital gains, and the Company does not expect to be able to utilize it during the five year carry forward period.  However, according to FASB, our valuation allowance has been classified as current or noncurrent based on the percentages of current and noncurrent deferred tax assets to total deferred tax assets.

Unrecognized Tax Positions

The Company files numerous consolidated and separate income tax returns in the United States and in many state and foreign jurisdictions. With few exceptions, the Company is no longer subject to United States federal income tax examinations for years before 2005, and is no longer subject to state and local, or foreign income tax examinations for years before 2004.

The Internal Revenue Service (IRS) commenced an examination of the Company’s U.S. income tax returns for the fiscal year ended October 31, 2007 in the first quarter of 2009 that was anticipated to be completed within the following twelve months.  As of November 1, 2009, the IRS has proposed certain adjustments to the depreciable life used in calculating federal tax depreciation on the Company’s leased electronic bingo systems.  Management does not agree with the proposed adjustment and, if this cannot be resolved at the examination level, intends to file a protest with IRS Appeals.  However, if a resolution cannot be reached, it is reasonably possible that an additional payment of approximately $1.2 million may be made by the end of 2010.  Therefore, the Company has accrued the $1.2 million as a component of income taxes payable, of which $981 thousand is tax, and $184 thousand is interest and penalties.

The Company recognizes interest and penalties accrued related to unrecognized tax benefits in its tax provision.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in thousands):

	52 Weeks Ended	53 Weeks Ended
	November 1, 2009	November 2, 2008
Balance at beginning of year	$-	$-
Additions based on tax positions related to the current year	91	-
Additions for tax positions of prior years	1,074	-
Balance at end of year	$1,165	$-

At November 1, 2009, no material amount of the unrecognized tax benefits would affect the annual effective tax rate if recognized since they pertain only to the timing of recognition of tax allowable deductions.

8. Accrued Severance

The Company has incurred expenses connected with severance agreements. These amounts are recorded in accrued payroll. During the 52 weeks ended November 1, 2009, the total severance expense was $182.1 thousand recorded in sales, service, general and administrative, and operations expenses.  As of November 1, 2009, $182.1 thousand of severance expense had been paid, with no remaining outstanding balance.  A $44.1 thousand net decrease in severance expense was realized from the early payment of notes payable to the Held Group.  In fiscal 2008, total severance expenses of $192.3 thousand was recorded in sales, service, general and administrative, and operations expenses.

Accrued severance consisted of the following as of November 1, 2009 and November 2, 2008 (in thousands):

	November 1, 2009	November 2, 2008	October 31, 2007
Beginning balance	$58	$-	$44
Severance expenses	182	192	111
Less severance paid	(240)	(134)	(155)
Ending balance	$-	$58	$-

9. Other Accrued Liabilities

Other accrued liabilities consist of (in thousands):

	November 1, 2009	November 2, 2008
Accrued professional fees	$495	$153
Accrued distributor commissions	654	582
Accrued property tax	78	117
Other	485	433
	$1,712	$1,285

10. Net Income per Share

A reconciliation of the shares used in the basic and fully diluted net income per share calculations follows (in thousands):

	52 Weeks Ended	53 Weeks Ended	12 Months Ended
	November 1, 2009	November 2, 2008	October 31, 2007
Basic weighted average shares outstanding	11,714	12,190	12,566
Effect of dilutive securities:
Stock options	279	279	425
Diluted	11,993	12,469	12,991

Employee stock options to purchase approximately 347,500, 50,000, and 100,000, shares during the 52 weeks ended November 1, 2009, 53 weeks ended November 2, 2008, and the fiscal year ending October 31, 2007 respectively, were outstanding, but were not included in the computation of diluted earnings per share because the effect would have been anti-dilutive.

11. Valuation and Qualifying Accounts (in thousands)

	Balance at	Additions Charged	Net Deductions
	Beginning of	to Costs	(Write-offs,	Balance at
Description	Period	and Expenses	Net of Collections)	End of Period
Allowance for accounts receivable
Year ended October 31, 2007
Allowance	$2,230	$561	$(362)	$2,429
Year ended November 2, 2008
Allowance	$2,429	$563	$(1,775)	$1,217
Year ended November 1, 2009
Allowance	$1,217	$615	$(56)	$1,776

The balance of the allowance for accounts receivable for fiscal year ended 2007 included a combined allowance of $1.6 million for Trend Gaming Systems, LLC and Trend Gaming, LLC consisting of the entire accounts receivable balance related to these companies; this balance was written off during the 53 weeks ending November 2, 2008.  For additional information, see Note 5 “Commitments and Contingencies – Litigation” contained herein.

	Balance at	Additions Charged	Net Deductions
	Beginning of	to Costs	(Write-offs,	Balance at
Description	Period	and Expenses	Net of Collections)	End of Period
Allowance for property and equipment
Year ended October 31, 2007
Allowance	$214	$38	$(113)	$139
Year ended November 2, 2008
Allowance	$139	$143	$(62)	$220
Year ended November 1, 2009
Allowance	$220	$-	$(71)	$149

12. Agreement to Acquire Assets

On March 28, 2007, the Company acquired essentially all of the assets of Summit Gaming for $40.9 million in cash. Summit is a leading developer and manufacturer of entertainment driven gaming devices, including primarily VLTs, slot equipment and related software, headquartered in Billings, Montana.

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

The preliminary purchase price includes approximately $1.0 million in working capital that is in dispute. The dispute is being arbitrated and should be resolved in fiscal year 2010. The allocation of the preliminary purchase price and estimated useful lives and first year amortization associated with certain assets is as follows (in thousands):

Accounts receivable	$2,645
Prepaid expenses and other assets	211
Inventory	3,312
Property plant and equipment	1,598
Identifiable depreciable intangibles assets	7,720
Trade name	1,600
Goodwill	24,896
Accounts payable and other accrued expenses	(1,122)
Total preliminary purchase price	$40,860

In the above acquisition, the Company acquired various intangible assets listed below:
(In thousands)	Fair Market Value
Amortized Intangible Assets
Customer relationships	$3,600
Patent application	620
Game library	3,500
Total amortizable intangible assets	$7,720

Unamortized Intangible Assets
Goodwill	$24,896
Summit trade name	1,600
Total	$26,496

13. Investment Securities

At November 2, 2008, we held auction rate securities (“ARS”) with an aggregate purchase price of approximately $3.9 million. With the liquidity issues experienced in global credit and capital markets, the ARS held by us at November 2, 2008 experienced multiple failed auctions as the amount of securities submitted for sale exceeded the amount of purchase orders.  We determined the estimated fair value of these securities as of November 1, 2009 utilizing the standards set forth in FASB ASC 820.  The eight ARS in our investment portfolio (having an aggregate purchase price of approximately $3.9 million) were classified as Level III (as defined by FASB ASC 820) as no direct market inputs to make a pricing determination were available.  A discounted cash flow analysis was used to determine the estimated fair value of these securities.  Based largely upon the credit risks of the issuers and the lack of an active trading market in these securities, risk-adjusted discount rates were applied to determine the estimated fair value of our Level III ARS.  Management determined that the estimated losses in these securities were other-than-temporary and recorded an aggregate pre-tax impairment charges of approximately $3.3 million for the 53 weeks ended November 2, 2008.

The ARS held are private placement securities with long-term nominal maturities with the interest rates reset through a Dutch auction each month. Prior to fiscal 2008, the monthly auctions historically have provided a liquid market for these securities. The Company’s investments in ARS represent interests in collateralized debt obligations supported by pools of residential and commercial mortgages, credit cards, insurance securitizations, and other structured credits, including corporate bonds. Some of the underlying collateral for the ARS we hold consists of sub-prime mortgages.

Consistent with our investment policy guidelines, the ARS investments held had AAA/Aaa credit ratings at the time of purchase. With the liquidity issues experienced in global credit and capital markets, the ARS held by us have experienced multiple failed auctions throughout fiscal 2008 and 2009 as the amount of securities submitted for sale exceeded the amount of purchase orders.

Given the failed auctions, our ARS are illiquid until there is a successful auction for them.  Accordingly, we reclassified the entire balance of the ARS from short-term to long-term investments in the first quarter of the 53 weeks ended November 2, 2008.

During the first quarter of fiscal 2010, we received a tender offer for one of the eight ARS and were able to sell them, providing $534 thousand in cash.  Accordingly, we reclassified the $105 thousand net carrying value of this ARS from long term to short term investments as of November 1, 2009.

14. Related Party Transactions

The Company has purchased equipment from Ceronix, Inc., which is controlled by one of our board members.  For the 52 weeks ended November 1, 2009 there was $8.9 thousand spent with Ceronix.  The Company did not purchase any equipment from Ceronix during the 53 weeks ended November 2, 2008.

As of November 1, 2009, there is a balance owing to a member of the board of the Company in the amount of $17.0 thousand, net of discount. This relates to covering the individual and dependents for medical insurance and expenses until the age of retirement.  This is recorded as a note payable on the consolidated balance sheet.

15. Fair Value Measurements

On November 1, 2009 we adopted FASB ASC 820 Fair Value Measurements, with respect to certain assets and liabilities.
Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability (exit price), in the principal or most advantageous market, in an orderly transaction between market participants, on the measurement date. Assets and liabilities carried at fair value are classified and disclosed in one of the following three categories:

•	Level 1 - Quoted market prices in active markets for identical instruments
•
Level 2 - Observable inputs other than quoted prices in active markets for identical assets and liabilities, quoted prices for identical or similar assets or liabilities in inactive markets, or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the asset or liabilities

•	Level 3 - Inputs that are generally unobservable and typically reflect management’s estimates of assumptions that market participants would use in pricing the asset or liability

Auction Rate Securities for the fiscal years ended November 1, 2009 and November 2, 2008 (In thousands):

	2009	2008
Beginning balance	$566	$3,872
Impairment Charges	-	(3,306)
Ending balance	$566	$566

The following table presents the investments measured at fair value on November 1, 2009 and November 2, 2008 (In thousands):

2009	Fair Value	Level 1	Level 2	Level 3
Auction Rate Securities	$566	$-	$105	$461
Ending balance	$566	$-	$105	$461

2008	Fair Value	Level 1	Level 2	Level 3
Auction Rate Securities	$566	$-	$327	$239
Ending balance	$566	$-	$327	$239

Valuation Techniques and Balance Sheet Presentation

Investments in ARS are valued using discounted cash flows, with certain assumptions related to lack of liquidity and observable market transactions.

Derivative assets and liabilities including the interest rate swap and debt are valued using quoted forward pricing from bank counterparties and LIBOR credit default swap rates for non-performance risk, and approximate the net settlement amount if the contracts were settled at the reporting date. These are presented primarily as components of debt (current and long term) and interest rate swap.

The fair value of cash and equivalents, accounts receivable, accounts payable, and other accrued liabilities are approximated by the carrying value.

16. Business Segment Information

Due to our acquisition of Summit in March 2007, management determined that a new operating segment was appropriate.  The segment discussion outline below represents the adjusted segment structure.

Management has identified two operating segments. Each operating segment is considered a reporting segment, which is described as follows:  the design, development, and marketing of interactive electronic bingo systems consisting of portable and fixed-based systems and the manufacturing and sale of gaming equipment.

The accounting policies of the reporting segments are the same as those described in the summary of significant accounting policies.  The Company evaluates the performance of these segments based on many factors including sales, sales trends, margins, and operating performance. The Company allocates costs between the bingo and box segments based on general overhead allocations as well as specific allocations based on actual time and amount spent on each segment.
Financial information for the two operating segments is as follows (in thousands):
	52 Weeks Ended	53 Weeks Ended	Twelve Months Ended
	November 1, 2009	November 2, 2008	October 31, 2007
Net Revenue
Bingo Equipment	$39,104	$43,964	$47,114
Box Equipment	8,690	11,483	11,691
	$47,794	$55,447	$58,805
Net Cost of Revenue
Bingo Equipment	$14,709	$19,103	$19,683
Box Equipment	5,243	6,262	6,859
	$19,952	$25,365	$26,542
Net Income/(Loss)
Bingo Equipment	$5,559	$549	$4,510
Box Equipment	(16,061)	(11,712)	161
	$(10,502)	$(11,163)	$4,671
Depreciation and Amortization
Bingo Equipment	$6,406	$8,822	$10,743
Box Equipment	3,918	1,286	801
	$10,324	$10,108	$11,544
Interest Expense
Bingo Equipment	$402	$267	$125
Box Equipment	2,644	4,357	2,217
	$3,046	$4,624	$2,342

	November 1, 2009	November 2, 2008	October 31, 2007
Identifiable Assets
Bingo Equipment	$31,896	$47,088	$60,378
Box Equipment	34,767	42,407	33,504
	$66,663	$89,495	$93,882

17. Quarterly Financial Information (Unaudited)

Summarized unaudited quarterly financial information for the 52 weeks ended November 1, 2009, the 53 weeks ended November 2, 2008, and twelve months ended October 31, 2007 are noted below (in thousands, except per share amounts):

	52 Weeks Ended November 1, 2009
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter (2)
Revenue	$12,706	$12,588	$11,443	$11,057
Gross Profit	7,238	7,920	6,509	6,175
Income (loss) from operations	384	619	179	(14,625)
Net (loss)	(683)	(69)	(91)	(9,659)
Net (loss) per share:
Basic	(0.06)	(0.01)	(0.01)	(0.82)
Diluted	(0.06)	(0.01)	(0.01)	(0.82)

	53 Weeks Ended November 2, 2008
	First Quarter	Second Quarter (1)	Third Quarter (1)	Fourth Quarter (1,2)
Revenue	$15,184	$13,870	$13,362	$13,031
Gross Profit	8,584	7,701	6,547	7,250
Income (loss) from operations	1,800	1,090	(11)	(10,704)
Net income (loss)	331	113	(488)	(11,119)
Net income (loss) per share:
Basic	0.03	0.01	(0.04)	(0.92)
Diluted	0.03	0.01	(0.04)	(0.92)

	Twelve Months Ended October 31, 2007
	First Quarter	Second Quarter (3)	Third Quarter (3)	Fourth Quarter (3)
Revenue	$12,016	$13,411	$16,637	$16,741
Gross Profit	7,094	7,465	8,590	9,114
Income from operations	1,566	2,015	2,537	2,755
Net income	1,072	1,207	1,079	1,313
Net income per share:
Basic	0.09	0.10	0.09	0.10
Diluted	0.08	0.09	0.08	0.10

1
Results for our second, third and fourth quarters of 2008 reflect impairment charges of $1.0 million, $0.1 million and $2.2 million, respectively, related to our investments in auction rate securities.

2
Results for our fourth quarter of 2008 and 2009 reflect the impairment charge related to goodwill of $10.8 million and $15.7 million, respectively, associated with our acquisition of Summit.  Also included is a $4.0 million reversal of a loss contingency related to Trend and a $2.7 million impairment charge of an obsolete gaming library related to the Summit acquisition.

3	Results for the second, third, and fourth quarters of fiscal 2007 reflect the acquisition of the assets of Summit.