Form 10-Q
period 2010-03-16
GAMETECH INTERNATIONAL INC
filed 2010-03-17
CIK 1045014

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☑           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the 13 weeks ended January 31, 2010

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

On March 15, 2010, the registrant had 11,735,865 outstanding shares of its Common Stock, par value $0.001 per share.

GAMETECH INTERNATIONAL, INC.
QUARTERLY REPORT ON FORM 10-Q
FOR THE 13 WEEKS ENDED JANUARY 31, 2010

PART 1.                      FINANCIAL INFORMATION:

ITEM 1.                      FINANCIAL STATEMENTS (UNAUDITED)

GAMETECH INTERNATIONAL, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In Thousands, except shares and per share amounts)
(Unaudited)

	January 31, 2010	November 1, 2009
	(Unaudited)	(Note 1)
ASSETS:
Current assets:
Cash and cash equivalents	$3,193	$3,337
Short-term investments	-	105
Accounts receivable, net of allowances of $1,916 in 2010 and $1,776 in 2009	6,278	7,106
Inventory	7,160	6,819
Deposits	554	554
Prepaid expenses and other current assets	867	908
Deferred income taxes	2,135	1,736
Total current assets	20,187	20,565

Property, bingo equipment, furniture and other equipment, net	20,001	20,808
Goodwill	10,184	10,184
Intangibles, less accumulated amortization of $9,581 in 2010 and $9,380 in 2009	2,683	2,669
Deferred income taxes	11,930	11,754
Debt acquisition costs, net	207	222
Investments	461	461
Total assets	$65,653	$66,663
LIABILITIES AND STOCKHOLDERS’ EQUITY:
Current liabilities:
Accounts payable	$1,763	$933
Accrued payroll and related obligations	1,092	1,216
Income taxes payable	989	1,083
Current portion of long-term debt	5,264	4,521
Deferred revenue	3,482	3,482
Other accrued liabilities	1,411	1,712
Total current liabilities	14,001	12,947

Long-term debt, net of current portion	21,877	23,003
Interest rate swap	1,308	1,373
Total liabilities	37,186	37,323

Stockholders’ equity:
Common stock, $0.001 par value: 40,000,000 shares authorized; 14,480,537 shares issued	14	14
Additional paid in capital	52,064	51,942
Accumulated deficit	(10,954)	(9,959)
Treasury stock, at cost, 2,744,672 shares	(12,657)	(12,657)
Total stockholders’ equity	28,467	29,340
Total liabilities and stockholders’ equity	$65,653	$66,663

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

GAMETECH INTERNATIONAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In Thousands, except per share amounts)
(Unaudited)

	13 Weeks Ended	13 Weeks Ended
	January 31, 2010	February 1, 2009
Net revenue	$8,414	$12,706
Cost of revenue	3,187	5,468
Gross profit	5,227	7,238

Operating expenses:
General and administrative	2,889	2,826
Sales and marketing	2,641	2,637
Research and development	1,358	1,391
Total operating expenses	6,888	6,854
Income (loss) from operations	(1,661)	384

Interest expense	(428)	(1,520)
Other income (expense), net	467	54
Loss before income taxes	(1,622)	(1,082)
Benefit from income taxes	(627)	(399)

Net loss	$(995)	$(683)

Net loss per share:
Basic	$(0.08)	$(0.06)
Diluted	$(0.08)	$(0.06)

Shares used in calculating net loss per share:
Basic	11,736	11,691
Diluted	11,736	11,691

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

GAMETECH INTERNATIONAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, In Thousands)

	13 Weeks Ended	13 Weeks Ended
	January 31, 2010	February 1, 2009
Cash flows from operating activities:
Net loss	$(995)	$(683)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	1,435	2,209
Obsolescence and loss on disposal of bingo terminals and related equipment	70	-
Stock compensation expense	122	98
Deferred income taxes	(575)	(36)
Amortization of debt acquisition costs	14	13
Interest rate swap	(65)	1,031
Interest on restricted cash	-	(2)
Gain on the sale of investment	(429)	-
Other changes in operating assets and liabilities:
Accounts receivable, net	828	(253)
Deposits	-	(1)
Inventory	(341)	510
Prepaid taxes	-	(395)
Prepaid expenses and other current assets	41	61
Notes receivable	-	29
Income taxes payable	(94)	-
Accounts payable	534	103
Accrued payroll and related obligations	(124)	(201)
Deferred revenues	-	179
Other accrued liabilities	(301)	14
Net cash provided by operating activities	120	2,676
Cash flows from investing activities:
Proceeds from sale of short-term investments	534	-
Acquisition of intangibles	(215)	-
Restricted cash for capital expenditures	-	1,635
Capital expenditures for property, bingo equipment, furniture, and other equipment	(200)	(3,671)
Net cash provided by (used in) investing activities	119	(2,036)
Cash flows from financing activities:
Payments on long-term debt	(1,133)	(1,144)
Proceeds from line of credit	750	-
Repurchase of treasury stock	-	(1)
Net cash (used in) financing activities	(383)	(1,145)
Net decrease in cash and cash equivalents	(144)	(505)
Cash and cash equivalents at beginning of period	3,337	6,076
Cash and cash equivalents at end of period	$3,193	$5,571

Supplemental cash flow information:
Cash paid during the period for:
Interest	$477	$625
Income taxes	$53	$30
Non-cash investing and financing activities:
Acquisition of assets included in accounts payable	$296	$730

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NOTES TO FINANCIAL STATEMENTS

1.      BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements and related disclosures as of January 31, 2010, have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) applicable to interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In our opinion, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of our financial position and interim results have been included. Operating results for the 13 weeks ended January 31, 2010, are not necessarily indicative of the results that may be expected for the current fiscal year or any other period.

The balance sheet at November 1, 2009, has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by GAAP for complete financial statements. These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes, as well as other information included in our Annual Report on Form 10-K for the 52 weeks ended November 1, 2009, and any other of our filings with the Securities and Exchange Commission.

USE OF ESTIMATES

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Allowance for doubtful accounts, obsolescence, impairment of goodwill, impairment of investments, provision for income taxes, and stock-based compensation are significant estimates made by us. Actual results could ultimately differ from those estimates.

2.      SIGNIFICANT ACCOUNTING POLICIES

INVESTMENTS

Our long-term investments consist of principal invested in Auction Rate Securities (“ARS”).  The ARS held are private placement securities with long-term nominal maturities with the interest rates reset through a Dutch auction each month.  Our investments in ARS represent interests in collateralized debt obligations supported by pools of residential and commercial mortgages, credit cards, insurance securitizations, and other structured credits, including corporate bonds. Some of the underlying collateral for the ARS we hold consists of sub-prime mortgages.

Consistent with our investment policy guidelines, the ARS investments held had AAA/Aaa credit ratings at the time of purchase. With the liquidity issues experienced in global credit and capital markets, the ARS held by us have experienced multiple failed auctions since fiscal 2008 as the amount of securities submitted for sale exceed the amount of purchase orders.

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

Box Equipment
Our product sales revenues are generated from the sale of video lottery terminals (VLT’s), conversion kits, content fees, license fees, participation fees, equipment and services. In some instances, we recognize recurring participation revenue in lieu of a one-time machine sale.  Revenues are reported in accordance with FASB ASC 985-605-25 net of discounts, sales taxes and other taxes of a similar nature. Revenues related to contracted production are recognized as the related work is delivered. We recognize license fee revenues over the term of the associated agreement unless the fee is in exchange for products delivered or services performed that represent the culmination of a separate earnings process. Amounts received prior to completing the earnings process are deferred until revenue recognition criteria are met.  Although our current sales credit terms are predominately 30 days, we will match the market in order to be competitive.

CONCENTRATION OF CREDIT RISKS

Financial instruments, which potentially subject us to concentration of credit risk, consist primarily of cash and cash equivalents, investments, and trade receivables. Cash and cash equivalents are in excess of Federal Deposit Insurance Corporation insurance limits.

No single customer comprised more than ten percent of our total revenue for the 13 weeks ended January 31, 2010.  One customer made up 14.9% of our overall revenue for the 13 weeks ended February 1, 2009.  We conduct a substantial amount of our business through distributor relationships.  As part of these relationships, many of our distributors act as our collection agent.  As of January 31, 2010 and November 1, 2009, there was one distributor that represented 41.2% and 42.4% of the consolidated accounts receivable balance.  Sales to one distributor during the quarters ended January 31, 2010 and February 1, 2009, represented 26.1% and 74.0% of box sales and 1.2% and 14.9% of overall sales.

DEFERRED REVENUE

Deferred revenue consists of amounts received or billed after product is delivered or services are rendered, but prior to meeting all of the requirements for revenue recognition.  Complex systems and/or multiple element contracts may take several months to complete and our deferred revenues may increase as our products evolve toward a more systems-centric environment.  Deferred revenue totaled $3.5 million at January 31, 2010 and November 1, 2009, and represents amounts received for future deliverables.

ACCOUNTS RECEIVABLE AND ALLOWANCE FOR DOUBTFUL ACCOUNTS

Accounts receivable are recorded when revenue is recognized in accordance with our revenue recognition policy and represent claims against third parties that will be settled in cash. The carrying value of our receivables, net of allowances, represents our estimated net realizable value. The balance of accounts receivable as of January 31, 2010 was $8.2 million with an allowance for doubtful accounts of $1.9 million, for net accounts receivable of $6.3 million.

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

INVENTORIES

Inventories are stated at the lower of cost or market.  Raw materials are valued using the first-in, first-out method and finished goods are valued using average costing that approximates the first-in, first-out method. Management periodically reviews inventory balances, using recent and future expected sales to identify slow-moving or obsolete items. Inventories consist of the following at January 31, 2010 and November 1, 2009 (in thousands):

	January 31, 2010	November 1, 2009
Raw Materials	$3,048	$2,683
Finished Goods	4,112	4,136
	$7,160	$6,819

PROPERTY, BINGO EQUIPMENT, FURNITURE AND OTHER EQUIPMENT

Bingo equipment includes portable and fixed-based player terminals, file servers, caller units, point-of-sale units, and other support equipment. We record bingo equipment, furniture, and other equipment at cost and depreciates these over the estimated useful lives of the assets using the straight-line method.  The estimated useful lives are as follows:

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

SOFTWARE DEVELOPMENT CAPITALIZATION

We capitalize costs related to the development of certain software products according to GAAP guidance, which provides for the capitalization of computer software that is to be used as an integral part of a product or process to be sold or leased, after technological feasibility has been established for the software and all research and development activities for the other components of the product or process have been completed. We capitalize qualified costs of software developed for new products or for significant enhancements to existing products. We cease capitalizing costs when the product is available for general release to our customers.  We amortize the costs on a straight-line method over the estimated economic life of the product beginning when the product becomes available for general release.

The achievement of technological feasibility and the estimate of a products’ economic life require management’s judgment. Any changes in key assumptions, market conditions or other circumstances could result in an impairment of the capitalized asset and a charge to our operating results.

GOODWILL

We review goodwill for impairment at least annually, or more often if there are indicators of impairment.  Depending upon the results of that measurement, the recorded goodwill may be written down and charged to income from operations when its carrying amount exceeds its estimated fair value.  Amortization is still required for identifiable intangible assets with finite lives.

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

The evaluation of goodwill and other non-amortizing intangible assets requires the use of estimates about future operating results of each reporting unit to determine their estimated fair value.  Changes in forecasted operations can materially affect these estimates.  We determine fair value of each reporting unit using either the market approach, the income approach, or the asset approach.  The choice of which approach to use in a particular situation depends on the specific facts and circumstances associated with the Company, as well as the purpose for which the valuation analysis is being conducted.  In fiscal 2009, the bingo reporting unit was analyzed using the market and income approaches, specifically the market multiple, comparable transaction and discounted cash flow methodologies.  For the box reporting unit, the market multiple and discounted cash flow methods were used, as relevant comparable transactions were not identified.  Based on our fiscal 2009 impairment analysis, goodwill relating to the box reporting unit was determined to be fully impaired and was written off.  Once an impairment of goodwill or other intangible assets has been recorded, it cannot be reversed.

As of January 31, 2010, the balance of our goodwill was $10.2 million. We do not believe a triggering event requiring us to conduct an interim impairment test has occurred as of January 31, 2010.

IMPAIRMENT OF LONG-LIVED ASSETS

We review long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  Recoverability of long-lived assets are measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset, undiscounted and without interest.  If such assets are considered impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets.  For the first quarter of fiscal 2010, there was no impairment charge.  For fiscal 2009, we recorded $2.7 million for the impairment of the obsolete gaming library related to our Summit acquisition. This impairment is included in the accumulated amortization on our consolidated balance sheets.

LEGAL CONTINGENCIES

We are currently involved in various claims and legal proceedings (see Note 6 Legal Proceedings).  Periodically, we review the status of each significant matter and assess the potential financial exposure.  If the potential loss from any claim or legal proceeding is considered probable and the amount can be estimated, we accrue a liability for the estimated loss.  Significant judgment is required in both the determination of probability and the determination as to whether an exposure is reasonably estimable.

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

STOCK-BASED COMPENSATION

We adopted fair value recognition of all share-based compensation at the end of fiscal 2005.  At the same time, our Board of Directors approved the acceleration of the vesting of all unvested stock options awarded under the 1997 Incentive Stock Plan.  As a result, all options outstanding at October 31, 2005 were fully vested and no compensation cost for such options will be recognized in any future periods.

We have elected to adopt the alternative transition method for calculating the tax effects of share-based compensation. The alternative transition method includes a simplified method to establish the beginning balance of the additional paid-in capital pool related to the tax effects of employee share-based compensation, which is available to absorb tax deficiencies recognized subsequent to the adoption of fair value recognition.

Share-based compensation cost is measured at the grant date, based on the estimated fair value of the award, and is recognized over the stated vesting period. We continue to utilize the Black-Scholes option-pricing model to estimate the fair value of employee stock-based compensation at the date of grant, which requires the use of accounting judgment and financial estimates. The expected life of the options used in this calculation is the period of time the options are expected to be outstanding, and is determined by the simplified method which states, “The midpoint of the average vesting period and contractual life is an acceptable expected life assumption.” Expected stock volatility is based on the historic volatility of its stock. Expected option exercises, the period of time the options are held, forfeitures, employee terminations and other criteria are based on previous experiences. The risk-free rates for periods within the contractual life of the options are based on United States Treasury Note rates in effect at the time of the grant for the period equal to the expected life. Application of alternative assumptions could produce significantly different estimates of the fair value of stock-based compensation and consequently, the related amounts recognized in the Condensed Consolidated Statements of Operations. The “simplified” method was extended for use for those companies that conclude that it is not reasonable to base its estimate of expected life of options on its historical share option exercise experience.  We have used the “simplified” method for all estimations of stock option compensation expense since adopting fair value recognition due to insufficient historical exercise data and changes in the terms of the share option grants. The use of this method will continue to be evaluated in fiscal year 2010 to determine if sufficient relevant data is readily available to estimate the expected term.

INTEREST RATE SWAP CONTRACT

We have entered into an interest rate swap agreement to hedge the interest rate exposure on our credit facility described in Note 8. In this agreement, we agree to pay the counterparty a fixed rate payment in exchange for the counterparty agreeing to pay us a variable rate payment that is intended to approximate our variable rate payment obligation on the credit facility. The payment obligation is based on the notional amount of the swap. Depending on the state of interest rates in general, the use of interest rate swaps could enhance or harm the overall performance of the common shares. The market value of interest rate swaps is based on pricing models that consider the time value of money, volatility, and the current market and contractual prices of the underlying financial instrument. Unrealized gains are reported as an asset and unrealized losses are reported as a liability on our Condensed Consolidated Balance Sheet. The change in value of interest rate swaps, including the accrual of periodic amounts of interest to be paid or received on swaps is reported as interest expense in our Condensed Consolidated Statements of Operations.  Swap agreements involve, to varying degrees, elements of market and counterparty risk, and exposures to loss in the related amounts are reflected in our Balance Sheet.

RECLASSIFICATIONS

Certain amounts reported in previous periods have been reclassified to conform to the current period presentation. The reclassifications did not affect previously reported revenues, total operating expense, operating income, net income, or total equity.

RECENT ACCOUNTING PRONOUNCEMENTS

In February 2007, the FASB issued new standards on financial instruments as codified in ASC 825-10, which requires disclosures about fair value of financial instruments in financial statements for interim reporting periods and in annual financial statements of publicly traded companies. The new standard also requires entities to disclose the methods and significant assumptions used to estimate the fair value of financial instruments in financial statements on an interim and annual basis and to highlight any changes from prior periods. The new standard is effective for interim and annual periods ending after June 15, 2009. We adopted this standard in 2009. The adoption of this standard did not have a material impact on our consolidated financial statements.  In February 2008, the FASB delayed the implementation of ASC 820 for nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis. This statement defers the effective date to fiscal years beginning after November 15, 2008 and interim periods within those fiscal years, which is fiscal year 2010 for us.  We have adopted this standard during fiscal year 2010. The adoption of this standard did not have a material impact on our consolidated financial statements.

In March 2008, the FASB issued new standards on derivatives and hedging as codified in ASC 815-10. The objective of the standard is to amend and expand the disclosure requirements with the intent to provide users of financial statements with an enhanced understanding of: (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for and its related interpretations and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows.  The effective date is for fiscal years and interim periods beginning after November 15, 2008.  We have adopted this standard during fiscal year 2010. The adoption of this standard did not have a material impact on our consolidated financial statements.

In April 2008, the FASB issued new standards on intangible assets as codified in ASC 350-30. The new standard amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset. The objective is to improve the consistency between the useful life of a recognized intangible asset and the period of expected cash flows used to measure the fair value of the asset. The new standard applies to all intangible assets, whether acquired in a business combination or otherwise and is effective for financial statements issued for fiscal years beginning after December 15, 2008 and interim periods within those fiscal years and applied prospectively to intangible assets acquired after the effective date.  We adopted this standard during fiscal year 2010. The adoption of this standard did not have a material impact on our consolidated financial statements.

In May 2009, the FASB issued new standards on subsequent events as codified in ASC 855-10. The new standard establishes general standards for accounting for and disclosure of events that occur after the balance sheet date but before financial statements are available to be issued. More specifically, the new standard sets forth the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition in the financial statements, identifies the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements and the disclosures that should be made about events or transactions that occur after the balance sheet date. The new standard is effective for fiscal years and interim periods ending after June 15, 2009.  We adopted this standard during 2009. The adoption of this standard did not have a material impact on our consolidated financial statements.  We evaluated subsequent events through the date this report on Form 10-Q was filed with the U.S. Securities and Exchange Commission.  We made no significant changes to our consolidated financial statements as a result of our subsequent events evaluation.

In October 2009, the FASB issued new accounting guidance that amends the revenue recognition for multiple-element arrangements and expands the disclosure requirements related to such arrangements. The new guidance amends the criteria for separating consideration in multiple-deliverable arrangements, establishes a selling price hierarchy for determining the selling price of a deliverable, eliminates the residual method of allocation, and requires the application of relative selling price method in allocating the arrangement consideration to all deliverables. The new accounting guidance is effective for fiscal years beginning after June 15, 2010. We are currently evaluating the impact of the new guidance on our financial condition or results of operations.

In January 2010, the Financial Accounting Standards Board (FASB) issued FASB Accounting Standards Codification (ASC) Accounting Standards Update (ASU) 2010-06 “Improving Disclosures about Fair Value Measurements” (ASC ASU 2010-06). ASC ASU 2010-06 requires various additional disclosures regarding fair value measurements, including the amounts of significant transfers between Level 1 and Level 2 of the fair value hierarchy, the reasons for any transfers in or out of Level 3, and a gross basis of presentation for purchases, sales, issuances and settlements within the Level 3 activity rollforward. The ASC will be effective for our second quarter of fiscal 2010, except for the disclosures about purchases, sales, issuances and settlements within the Level 3 activity rollforward, which will be effective for our first quarter of fiscal 2011. The adoption of the ASC will not have a material impact on our financial statements.

3.      AUCTION RATE SECURITIES

As of January 31, 2010, we held seven investments in auction rate securities having an original principal amount of $3.1 million. At January 31, 2010 and November 1, 2009, the estimated fair value of these securities, in total, was approximately $0.5 million and $0.6 million, respectively. These auction rate securities are debt instruments with stated maturities ranging from 2021 to 2035, for which the interest rate is designed to be reset through Dutch auctions approximately every 30 days. However, auctions for these securities began failing in the second quarter of 2008.

During the 53 weeks ended November 2, 2008, we recorded a pre-tax impairment charge of approximately $3.3 million on the original costs of $3.9 million. Although six of the eight ARS were paying interest according to their stated terms, we based our impairment charge on the fair value of the investments and an analysis of other-than-temporary impairment factors. We did not record any additional pre-tax impairment charge for the 52 weeks ended November 1, 2009.  During the first quarter of fiscal 2010, we received a tender offer for one of the eight ARS and were able to sell it, providing $534 thousand in cash.  The $105 thousand net carrying value that was classified as short-term investments as of November 1, 2009 was removed and a $429 thousand gain was recorded as a gain on the sale of assets.  The current value of the remaining seven ARS as of January 31, 2010 is $461 thousand.

We estimate the fair values of auction rate securities we hold utilizing a discounted cash flow model, which considers, among other factors, assumptions about: (1) the underlying collateral; (2) credit risks associated with the issuer; (3) contractual maturity; (4) credit enhancements associated with financial insurance guarantees, if any; and (5) assumptions about when, if ever, the security might be re-financed by the issuer or have a successful auction (presently assumed to be approximately 4 to 8 years). Since there can be no assurance that auctions for these securities will be successful in the near future, we have classified our auction rate securities as long-term investments.

The amortized cost, gross unrealized gains, gross unrealized losses, and estimated fair value of the auction rate securities as of January 31, 2010, were as follows (in thousands):

		Fair
	Cost	Value
	Basis	(Level 3)
Balance at beginning of year	$3,850	$566
Settlements	(750)	$(105)
Unrealized gains	-	-
Unrealized losses	-	-
Balance at January 31, 2010	$3,100	$461

4.      GOODWILL AND INTANGIBLES

In fiscal 2007, we acquired the assets of Summit Gaming and added $26.5 million to goodwill, which included trade names of $1.6 million. In addition, we acquired $7.7 million in identifiable intangible assets that will be amortized over 5 to 10 years. We conduct our annual goodwill impairment analysis during the fourth quarter of each fiscal year, measured as of the last day of the third quarter.  We performed our 2008 annual impairment testing of goodwill and intangibles as of July 31, 2008.  Based on a combination of factors, including the current economic environment, decreased revenues and increased costs, we recorded noncash goodwill impairment associated with our acquisition of Summit of $10.8 million in the fourth quarter of fiscal 2008.  We performed our 2009 annual impairment testing of goodwill and intangibles as of August 2, 2009.  Based on a combination of factors, including the current economic environment, decreased revenues and increased costs, we recorded noncash goodwill impairment associated with our acquisition of Summit of $15.7 million in the fourth quarter of fiscal 2009.  The annual evaluation of goodwill and other non-amortizing intangible assets requires the use of estimates about future operating results of each reporting unit to determine their estimated fair value.  Changes in forecasted operations can materially affect these estimates.  Once an impairment of goodwill or other intangible assets is recorded, it cannot be reversed.

We do not believe a triggering event requiring us to conduct an interim impairment test has occurred as of January 31, 2010.

Goodwill activity by segment for the 13 weeks ended January 31, 2010 and the fiscal year ended November 1, 2009 (in thousands)
	Bingo	Box	Total
2010
Beginning balance	$10,184	$-	$10,184
Impairment charges	-	-	-
Ending balance	$10,184	$-	$10,184
2009
Beginning balance	$10,184	$15,716	$25,900
Impairment charges	-	(15,716)	(15,716)
Ending balance	$10,184	$-	$10,184

Intangible assets consisted of the following as of January 31, 2010 (dollars in thousands):
	Stated Value	Accumulated Amortization	Net Carrying Value	Weighted Average Amortization Period (in years)
Intellectual property (software)	$3,882	$(3,557)	$325	2.7
Copyrights/trademarks	247	(77)	170	9.7
Distributor buyouts	260	(260)	-	-
Licenses	155	-	155
Summit Gaming identifiable intangible assets:
Customer relationships	3,600	(2,040)	1,560	2.3
Patent applications	620	(147)	473	7.3
Game software library	3,500	(3,500)	-	-
	$12,264	$(9,581)	$2,683

Intangible assets consisted of the following as of November 1, 2009 (dollars in thousands):
	Stated Value	Accumulated Amortization	Net Carrying Value	Weighted Average Amortization Period (in years)
Intellectual property (software)	$3,822	$(3,553)	$269	2.9
Copyrights/trademarks	247	(73)	174	9.9
Distributor buyouts	260	(260)	-	-
Summit Gaming identifiable intangible assets:
Customer relationships	3,600	(1,860)	1,740	2.5
Patent applications	620	(134)	486	7.5
Game software library	3,500	(3,500)	-	-
	$12,049	$(9,380)	$2,669

Estimated future aggregate amortization expense for intangible assets subject to amortization as of January 31, 2010 is as follows (dollars in thousands):
2010	$765
2011	928
2012	508
2013	100
2014	70
After 2014	312
$2,683

5.      NET LOSS PER SHARE

Basic net loss per share is computed by dividing reported net loss by the weighted average number of common shares outstanding each period. Diluted net loss per share is computed by using the weighted average number of common shares and other common equivalent shares outstanding during each period. Diluted common shares are calculated in accordance with the treasury stock method, which treats the proceeds from the exercise of all warrants and options as if they were used to reacquire stock at market value.

(In thousands, except per share amounts)
	13 Weeks Ended	13 Weeks Ended
	January 31, 2010	February 1, 2009

Net loss, as reported	$(995)	$(683)

Weighted average number of shares outstanding	11,736	11,691
Incremental shares from the assumed exercise of dilutive stock options	-	76
Dilutive weighted shares	11,736	11,767

Weighted average number of anti-dilutive shares outstanding	279	774

Net loss per share:
Basic	$(0.08)	$(0.06)
Diluted	$(0.08)	$(0.06)

In all periods included above, the effect of diluted earnings per share are anti-dilutive due to the net loss in each period reported.

6.      LEGAL PROCEEDINGS

GameTech International, Inc. v. Trend Gaming Systems, LLC. On March 22, 2001, we filed GameTech International, Inc. v. Trend Gaming Systems, LLC, CIV 01-0540 PHX LOA, a claim in the United States District Court for the District of Arizona (involving a distribution agreement in Texas), seeking a declaratory judgment that we were not in material breach of our November 1, 1999 Distribution Agreement with Trend Gaming Systems, LLC (“Trend”), and seeking damages for past due payments and wrongful withholdings by Trend. Trend counterclaimed, alleging that its payments were in compliance with its contractual obligations. Trend also contended that we were in breach of certain of our contractual obligations to Trend, including that we had wrongfully terminated Trend. On December 16, 2002, the court entered at our request an order enjoining Trend from using approximately $540 thousand in funds it had collected on our behalf, pending a trial on our ownership interest in those funds. The money was placed in two bank accounts/constructive trusts, subject to the court’s control (the “Deposited Funds”). The sums in those accounts now total approximately $657 thousand. In addition, collections of accounts receivable by Trend, if any, are also being placed in that account, pending the resolution of the case. We have posted a $450 thousand deposit with the court as a bond (the “Cash Bond”), which was presented as restricted cash on our consolidated balance sheets in fiscal years prior to 2009 but is now presented in deposits in our consolidated balance sheets. The accounts receivable from Trend were fully reserved. During the quarter ended April 30, 2008, we wrote off all receivables and related reserves. Trial in this matter commenced October 4, 2004. On November 1, 2004, the jury returned a verdict in favor of Trend against us in the amount of $3.5 million in compensatory damages. The jury also awarded us $735 thousand in compensatory damages against Trend for funds Trend collected on our behalf but failed to remit to us. The court denied all of our post-trial motions, except that it maintained the injunction imposing a constructive trust on the Deposited Funds, pending resolution of the issues on appeal. The court setoff the jury awards and entered an amended judgment for Trend on March 12, 2005, in the amount of $2.8 million, plus interest on that sum at the rate of 3.31% per annum beginning March 30, 2005.

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

A new trial in this matter commenced October 19, 2009, in the United States District Court for the District of Arizona.  On November 12, 2009, the jury returned a verdict in our favor and against Trend in the amount of $821 thousand in compensatory damages.  On November 17, 2009, the court entered a judgment affirming the jury’s verdict in this matter.  On January 7, 2010, the court entered a first amended final judgment in favor of GameTech and against Trend in the amount of $821 thousand together with accrued prejudgment interest in the amount of $589 thousand.  The court ruled that GameTech is entitled to post-judgment interest on the principal judgment award of $821 thousand at a rate of .47% until paid by Trend.  As a result, the loss contingencies totaling $4.0 million that had been recorded in fiscal 2004 were reversed.

On February 19, 2010, the court entered an order directing the release of the Deposited Funds to us in partial satisfaction of the jury’s compensatory damages award entered against Trend.  As a result, $652 thousand were released to us on February 22, 2010.  On February 19, 2010, the court also entered an order directing the release of the Cash Bond to us, in the amount of $450 thousand together with interest. As a result, $516 thousand were released to us on March 12, 2010.  On March 9, 2010, the court awarded us $2.82 million in legal fees, expenses, and costs.  We have not recorded an estimated gain contingency, as we can give no assurances whether we will be able to collect any award from the defendants.

We are involved in various other legal proceedings arising in the ordinary course of our business. We do not believe that any of those proceedings will have a material adverse effect on our business, results of operations, or financial condition.

7.      INCOME TAXES

We recorded our income tax benefit at an effective rate of 38.7% for the 13 weeks ended January 31, 2010, compared with 36.9% for the 13 weeks ended February 1, 2009. The actual effective tax rate is different from the expected federal rate of 34%, reflecting certain permanent differences between financial accounting and tax accounting, and state and foreign tax provisions.

We account for income taxes based on the estimated effective annual income tax rates.  The provision differs from income taxes currently payable because certain items of income and expense are recognized in different periods for financial statement purposes than for tax return purposes. We reduce deferred tax assets by a valuation allowance when it is more likely than not that some or all of the deferred tax assets will not be realized.  Net current and non-current deferred tax assets or liabilities are determined separately for federal, state, and foreign jurisdictions

In fiscal 2008, we adopted FASB ASC Topic 740-10-5 – Tax Positions. This guidance created a single model to address uncertainty in income tax positions and prescribes the minimum recognition threshold a tax position is required to meet before being recognized in the financial statements.  FASB ASC Topic 740 also provides guidance on the de-recognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure, and transition.   The impact of this adoption in fiscal 2008 on our financial position, cash flows and results of operations was not material.

We file numerous consolidated and separate income tax returns in the United States and in many state and foreign jurisdictions. With few exceptions, we are no longer subject to United States federal income tax examinations for years before 2005, and are no longer subject to state and local, or foreign income tax examinations for years before 2004.

The Internal Revenue Service (IRS) commenced an examination of our U.S. income tax returns for the fiscal year ended October 31, 2007 in the first quarter of 2009 that was anticipated to be completed within the following twelve months.  The IRS has proposed certain adjustments to the depreciable life used in calculating federal tax depreciation on our leased electronic bingo systems.  Management does not agree with the proposed adjustment and, if this cannot be resolved at the examination level, intends to file a protest with IRS Appeals.  However, if a resolution cannot be reached, it is reasonably possible that an additional payment of approximately $1.2 million may be made by the end of 2010.  Therefore, we have accrued the $1.2 million as a component of income taxes payable, of which $981 thousand is tax, and $184 thousand is interest and penalties.  The current balance of the income taxes payable is $1.0 million, which includes the amount mentioned above related to the IRS audit liability as well as $0.2 million in refunds expected.

8.      CREDIT AGREEMENT

Our current credit facility as amended, provides a senior secured revolving credit facility (the “Revolver”) that matures on August 31, 2010, with monthly interest-only payments due on the last day of each month beginning September 30, 2008.  The revolver was reduced from $2.0 million to $750 thousand as part of the Second Amendment described below.  We select the interest rate calculation for each advance under the Revolver from two allowable interest rate calculations. The first allowed interest rate calculation is the Base Rate, as and when such rate changes (a "Base Rate Loan"). The second allowed interest rate calculation is the 1, 2, 3, 6, or 12-month LIBOR rate plus 2.5%. As of January 31, 2010, there were borrowings of $750 thousand under the revolver at an average interest rate of 2.74%.

Our current credit facility, as amended, also provides for a senior secured term loan of $38.0 million that requires monthly interest payments beginning September 30, 2008, and quarterly principal payments of approximately $1.1 million beginning October 31, 2008, until its maturity on August 28, 2013, when the balance will be due in full.  Our obligations under the current credit facility are secured by first priority security interest in all of our assets, including a first deed of trust on real estate and property purchased concurrently with closing of current credit facility, and future cash flows.  The interest rate for the term loan varies based upon the one-month LIBOR rate plus 2.80%. In connection with the term loan agreement, we also entered into an interest rate swap agreement with U.S. Bank N. A., which exchanged the variable one-month LIBOR rate of the term loan for a fixed LIBOR rate of 3.99% per annum effective August 22, 2008, through the maturity of the term loan. As of January 31, 2010, there was $26.3 million outstanding under the term loan at an average interest rate of 6.79% and the value of the interest rate swap was ($1.3) million.

Under the current credit facility, as amended, we must comply with various financial and non-financial covenants. The financial covenants include a cash flow leverage ratio, fixed charge coverage ratio, working capital requirement and liquidity requirement. The non-financial covenants include restrictions on asset divestitures; liens; transactions with related parties; limitations on additional indebtedness; mergers, acquisitions and consolidations; cash dividends; redemptions of stock; and change of control. The current credit facility provides for a mandatory prepayment of principal equal to 50% of free cash flow when a collateral shortfall is present, measured on an annual basis beginning October 31, 2009. A collateral shortfall will exist if the outstanding principal balance of the current credit facility exceeds the sum of (i) 100% of cash held in a control account, (ii) 80% of accounts receivable, (iii) 50% of net book value of finished goods and raw materials, (iv) 75% of the net book value of land, buildings, and property improvements, and (v) 50% of the net book value of all other fixed assets. Free cash flow is defined as EBITDA as of the fiscal year then ended less the sum of (i) unfinanced capital expenditures, (ii) cash paid interest, (iii) cash paid taxes, (iv) the change in working capital, and (v) debt amortization under the current credit facility.

On January 28, 2009, we entered into an amendment with both lenders of the current credit facility (“Amendment”).  The Amendment waived the fixed charge coverage ratio requirement for the fiscal 2008 year end.  The Amendment also reduced the minimum fixed charge coverage ratio for the first fiscal quarter of 2009, increased the base rate on the Revolver by 0.25%, and increased the LIBOR spread on the Revolver from 2.0% to 2.5%.

On March 16, 2010, we entered into a second amendment with both lenders of the current credit facility (“Second Amendment”), waiving compliance with the cash flow leverage ratio, fixed charge coverage ratio, and working capital requirements for the fiscal quarter ended January 31, 2010. The Second Amendment also reduced the cash flow leverage and the fixed charge coverage ratios for the second quarter of fiscal 2010, and reduced the working capital requirements for the second, third and fourth quarters of fiscal 2010.  In addition, the Second Amendment reduced the total commitment on the Revolver to $750 thousand and allows for one of the Lenders to provide a line of credit or letters of credit up to $1.815 million in the aggregate, which may be secured by funds on deposit in the control account.   As of January 31, 2010, with the execution of this Second Amendment we are in compliance with all of the covenants of our current credit facility as amended.

On August 22, 2008, we purchased real property in southeast Reno, Nevada for an aggregate purchase price of $7.2 million. The real property includes a 100,000 square foot building that is being used as our current headquarters. We have invested $3.3 million in additional improvements to the interior of the building to add office space, and provide for the manufacturing and assembly needs of bingo, VLT and slot equipment. The purchase price of the building and related improvements have been funded by proceeds from the current credit facility, of which $2.7 million was held in a construction control cash account with U.S. Bank N.A.  The current credit facility provided for the release of the funds to cover payments for the construction of the additional improvements. As of May 3, 2009, the account was closed.  We relocated to our new corporate headquarters and completed all major building improvements during the second quarter of 2009.  We expensed $321 thousand of related exit fees during the second quarter of 2009 such as the write-off of leasehold improvements, prepaid insurance, final rents, prepaid real estate property taxes, and utilities related to our old headquarters.

9.      BUSINESS SEGMENT INFORMATION

Management has identified two operating segments. Each operating segment is considered a reporting segment, which is described as follows:  the design, development, and marketing of interactive electronic bingo systems consisting of portable and fixed-based systems and the manufacturing and sale of gaming equipment.

The accounting policies of the reporting segments are the same as those described in the summary of significant accounting policies.  We evaluate the performance of these segments based on many factors including sales, sales trends, margins, and operating performance. We allocate costs between the bingo and box segments based on general overhead allocations as well as specific allocations based on actual time and amount spent on each segment.

(In thousands, except per share amounts)
	13 Weeks Ended	13 Weeks Ended
	January 31, 2010	February 1, 2009
Net Revenue
Bingo Equipment	$8,039	$10,152
Box Equipment	375	2,554
	$8,414	$12,706
Net Cost of Revenue
Bingo Equipment	$2,847	$3,876
Box Equipment	340	1,592
	$3,187	$5,468
Net Income/(Loss)
Bingo Equipment	$334	$766
Box Equipment	(1,329)	(1,449)
	$(995)	$(683)
Depreciation and Amortization
Bingo Equipment	$1,188	$1,882
Box Equipment	247	327
	$1,435	$2,209
Interest Expense
Bingo Equipment	$66	$190
Box Equipment	362	1,330
	$428	$1,520

	January 31, 2010	November 1, 2009
Identifiable Assets
Bingo Equipment	$31,333	$31,896
Box Equipment	34,320	34,767
	$65,653	$66,663

10.      STOCK BASED COMPENSATION

We grant stock options to our employees for a fixed number of shares with an exercise price equal to the fair value of the shares on the date of the grant. We also grant restricted stock grants valued at the price equal to the fair value of the shares on the date of grant.

For the 13 weeks ended January 31, 2010, we recognized stock-based compensation expense of $105 thousand for stock options and restricted stock and a related tax benefit of $40 thousand for a net cost of $65 thousand.  For the 13 weeks ended January 31, 2010, there was an effect of $.01 to the basic and diluted earnings per share as a result of recognizing the share-based compensation expense, net of tax.

For the 13 weeks ended February 1, 2009, we recognized stock-based compensation costs of $92 thousand and a related tax benefit of $34 thousand for a net cost of $58 thousand. There was no material effect to either basic and diluted earnings per share as a result of recognizing the share-based compensation expense, net of tax.

As of January 31, 2010, the total compensation cost related to unvested stock option awards granted to employees under our stock option plan but not recognized was $352 thousand. The cost of each award will be amortized on a straight-line basis over its term, which range from two to four years, and will be adjusted for subsequent changes in estimated forfeitures.  As of January 31, 2010, the compensation related to unvested restricted stock awards granted to employees under our stock option plan, but not yet recognized, was $238 thousand.  The cost will be adjusted for subsequent changes in estimated forfeitures.

During the 13 weeks ended January 31, 2010, no stock options or restricted stock was granted.  For the 13 weeks ended February 1, 2009, we granted 150,000 stock options but did not grant any restricted stock.  The shares were valued at market on the grant date. The awards will be amortized on a straight-line basis over the term of the grants.

11.      RELATED PARTY TRANSACTIONS

We have purchased equipment from Ceronix, Inc., which is controlled by one of our board members.  For the 13 weeks ended January 31, 2010 there was $4.0 thousand spent with Ceronix.  We did not purchase any equipment from Ceronix during the 13 weeks ended February 1, 2009.

As of January 31, 2010, there is a balance owing to a member of the board of the Company in the amount of $9.4 thousand, net of discounts. This relates to covering the individual and dependents for medical insurance and expenses until the age of retirement.  This is recorded as a note payable on our consolidated balance sheet.

12.      SUBSEQUENT EVENTS

On February 23, 2010, Jay Meilstrup resigned from his positions as Director, President, and Chief Executive Officer of the Company. On February 26, 2010, we completed a general release and severance agreement with Mr. Meilstrup. Under that agreement, we agreed to pay Mr. Meilstrup (i) all amounts owed to him as of February 23, 2010, (ii) a severance payment of one year’s salary, payable in installments on regular Company pay dates over a one-year period (contingent upon Mr. Meilstrup not competing with the Company during that period), and (iii) COBRA premiums for Mr. Meilstrup and his dependents through August 31, 2011, should he elect to continue Company health and welfare benefits.  In addition, we accelerated the vesting of his 27,500 shares of restricted stock which were not vested as of February 23, 2010.

On February 24, 2010, we entered into a letter agreement with Floyd Glisson providing for the employment of Mr. Glisson as President and Chief Executive Officer.  Mr. Glisson became President on March 15, 2010 and will take on the role of Chief Executive Officer on March 23, 2010.   Pursuant to the letter agreement, we offered Mr. Glisson an annual salary of $350,000, an annual bonus based on company profit, the option to purchase 300,000 shares of common stock, with 100,000 options vesting after one year, 100,000 vesting after two years, and the remaining 100,000 shares vesting after two and a half years, plus other benefits.

During March 2010, we began discussions with Rocky Mountain Industries, LLC (“RMI”) to amend certain terms and provisions in our 2008 purchase, sale, and development agreement.  The discussions began as a result of delays in the custom development and regulatory submission of this project primarily due to changes to the product requirements and specifications.  Both parties have an interest in continuing these discussions regarding certain amendments to the agreement, including, among other things, potential changes to the delivery schedule of both the custom developed games and the number of units for the initial order.  At this time, it is unknown what amendments, if any, will be entered into between the Company and RMI.  However, any amendments to the number or type of products or services to be delivered, or the related purchase price for said products or services, could impact the aggregate amount and timing of revenues and cash flows that the Company expects to realize under the current agreement.

On February 19 2010, the United States District Court for the District of Arizona ordered the release of certain deposited funds and cash bonds to us following our November 17, 2009 verdict against Trend Gaming Systems, LLC.  As a result, funds totaling $652 thousand and $516 thousand were released to us on February 22, 2010 and March 12, 2010, respectively.  For a more detailed description of the developments in our litigation with Trend Gaming Systems, LLC, see Note 6  “Legal Proceedings” to GameTech’s Condensed Consolidated Financial Statements.

On March 16, 2010, we entered into a second amendment to our current credit facility with both of our lenders.  For additional information regarding this second amendment, see Note 8  “Credit Agreement” to GameTech’s Condensed and Consolidated Financial Statements.

We have evaluated subsequent events through the date of this report on Form 10-Q was filed with the U.S. Securities and Exchange Commission.

13.  FAIR VALUE MEASUREMENTS

Fair value is the price that would be received to sell an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. The fair value hierarchy contains three levels as follows:

•	Level 1 - Inputs to the valuation based upon quoted prices (unadjusted) for identical assets or liabilities in active markets that are accessible as of the measurement date.
•	Level 2 - Inputs to the valuation include quoted prices in either markets that are not active, or in active markets for similar assets or liabilities, inputs other than quoted prices that are observable, and inputs that are derived principally from or corroborated by observable market data.
•	Level 3 - Inputs to the valuation that are unobservable inputs for the asset or liability.

Our financial assets measured at fair value on a recurring basis at January 31, 2010, were as follows (in thousands):

	Fair Value Measurement Using
		Significant
	Quoted prices in	other	Significant
	active markets	observable	unobservable
	for identical assets	inputs	inputs
Description	(Level 1)	(Level 2)	(Level 3)	Total
Cash and cash equivalents	$3,193	$-	$-	$3,193
Auction rate securities	-	-	461	461
Total	$3,193	$-	$461	$3,654

ITEM 2.                      MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with our unaudited condensed consolidated financial statements and notes thereto included elsewhere in this report, as well as our audited consolidated financial statements for the 52 weeks ended November 1, 2009, contained in our Annual Report on Form 10-K.

This document includes various “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which represent our expectations or beliefs concerning future events. Statements containing expressions such as “believes,” “anticipates,” or “expects,” used in our press releases and periodic reports on Forms 10-K and 10-Q filed with the SEC, are intended to identify forward-looking statements. All forward-looking statements involve risks and uncertainties. Although we believe our expectations are based upon reasonable assumptions within the bounds of our knowledge of our business and operations, there can be no assurances that actual results will not differ materially from expected results. We caution that these and similar statements included in this report are further qualified by important factors that could cause actual results to differ materially from those in the forward-looking statements. Such factors include those discussed under the heading “Risk Factors” in our Annual Report on Form 10-K for the 52 weeks ended November 1, 2009, and in this report. Readers are cautioned not to place undue reliance on forward-looking statements, which speak only as of the date thereof. We undertake no obligation to publicly release any revisions to such forward-looking statements to reflect events or circumstances after the date hereof.

OVERVIEW

We are a global gaming technology company dedicated to the development and manufacturing of cutting-edge gaming entertainment products and systems. We hold a predominant position in the North American bingo market with its interactive electronic bingo systems, portable and fixed-based gaming units, complete hall management modules as well as video lottery terminals, class III slots and server-based gaming systems.

Business Segments

Bingo - As of January 31, 2010, we had bingo systems in service in 40 states, various Native American locations and the United Kingdom, Canada, and Japan.  We currently market portable bingo systems, that can be played anywhere within the bingo hall and fixed-based units with touch screen activated monitors.  We have portable and fixed-based bingo terminals operating in charitable, Native American, commercial, and military bingo halls.  Both our portable and fixed-base bingo systems display electronic bingo card images for each bingo game.  Our electronic bingo terminals enable players to play substantially more bingo cards than they can play on paper cards, typically leading to greater spend per player and higher profits per bingo session for the bingo operator.  We typically enter into one to three year contracts with bingo operators.  The GameTech Elite® server-based gaming system is the core operating system for both our bingo and box platforms.  From this operating system we have further developed GameTech Edge ™ which will be our premier U.S. bingo product offering in 2010 and well into our future.

Box – We also manufacture and sell video lottery terminals (VLT’s) and related software, collectively called the “box business”.  We entered the box business on March 28, 2007 with our acquisition of substantially all of the assets of Summit Amusement & Distributing, Ltd.  VLT’s allow a person to play a state’s lottery games on a video terminal.  These machines are typically sold to VLT route operators, Native American casinos, bar/tavern gaming operators, and distributors on both a machine purchase and revenue participation basis.  With our Nevada Gaming Commission license approvals in 2008 for the manufacture and distribution of gaming devices and operator of inter-casino linked systems, we will utilize our gaming platforms to expand into new markets including Class II and Class III gaming markets with existing, newly developed, and acquired gaming content from third party developers.

Revenue

For the first quarter of 2010, our revenue from box business sales equaled 4.4% of total revenue, lease revenue from our portable bingo systems equaled 73.2% of total revenue, and lease revenue from fixed-based bingo units equaled 22.4% of total revenue.

Bingo - We generate bingo revenue by placing electronic bingo systems in bingo halls under contracts based on (1) a fixed fee per use per session; (2) a fixed weekly fee per terminal; or (3) a percentage of the revenue generated by each terminal. Revenue growth for our bingo systems is affected by player acceptance of electronic bingo as an addition or an alternative to paper bingo.  Additionally, our revenue growth is dependent on our ability to expand operations into new markets and our ability to increase our market share in our current markets. Fixed-base bingo terminals generate greater revenue per terminal than portable bingo terminals, but also require a greater initial capital investment.

We typically install our electronic bingo systems at no charge to our customers, and we capitalize the costs.  We record depreciation of bingo equipment over either a three- or five-year estimated useful life using the straight-line method of depreciation.

Box –Our box business generates revenue from the sale of boxes (new and used), software conversion kits, content fees, license fees, participation fees, parts, and services. For the 13 weeks ended January 31, 2010 and 13 weeks ended February 1, 2009, 84.1% and 94.5%, respectively, of our box business sales were derived from the sale of new and used equipment, conversion kits, and parts.  In some instances, we recognize recurring participation revenue in lieu of a one-time machine sale. Increasing market share in existing markets and expanding product placement into new markets drive revenue growth.

Expenses

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

Product Development

Our product development vision focuses on “ player-centricity” and the core belief that the power of game design, and entertainment focused on the player will ultimately maximize the potential for operator profitability.  We focus on delivering innovative entertainment through all our gaming products. We believe our commitment to innovation, player experience, and performance enables us to constantly improve results and out-perform our competition.

Financial Performance

For the 13 weeks ended January 31, 2010, we recorded a tax benefit of $0.6 million against a pre-tax loss of $1.6 million, which brought our net loss to $1.0 million or a loss of $.08 per share.  The net loss of $1.0 million for the 13 weeks ended January 31, 2010, is a increase of $0.3 million from the net loss of $0.7 million for the 13 weeks ended February 1, 2009.  Although we experienced a $4.3 million decline in revenue for the first quarter of 2010 compared to the same period of 2009, our gross margin improved from 57.0% to 62.1%.  This improvement in gross margin for the first quarter is the result of aligning service expenses to our revenue and business levels, as well as less depreciation due to more travelers and trackers reaching full depreciation levels.  Although general and administrative (“G&A”) expense for the first quarter 2010 is relatively flat, there were cost reductions due to reduced headcount and bonuses, lowered facilities costs from owning versus renting, a decrease in amortization due to the write-off of the gaming library related to the Summit acquisition, and less in accounting fees due to prior year SOX testing. These cost reductions were offset by additional costs incurred in legal fees for the Trend trial.  Sales and marketing expense increased for the first quarter of 2010 compared to prior year period due to an increase in headcount and additional consulting expenses related to the U.K.

Subsequent Events

On February 23, 2010, Jay Meilstrup resigned from his positions as Director, President, and Chief Executive Officer of the Company. On February 26, 2010, we completed a general release and severance agreement with Mr. Meilstrup.. Under that agreement, we agreed to pay Mr. Meilstrup (i) all amounts owed to him as of February 23, 2010, (ii) a severance payment of one year’s salary, payable in installments on regular Company pay dates over a one-year period (contingent upon Mr. Meilstrup not competing with the Company during that period), and (iii) COBRA premiums for Mr. Meilstrup and his dependents through August 31, 2011, should he elect to continue Company health and welfare benefits.  In addition, we accelerated the vesting of his 27,500 shares of restricted stock which were not vested as of February 23, 2010.

On February 24, 2010, we entered into a letter agreement with Floyd Glisson providing for the employment of Mr. Glisson as President and Chief Executive Officer.  Mr. Glisson became President on March 15, 2010 and will take on the role of Chief Executive Officer on March 23, 2010.   Pursuant to the letter agreement, we offered Mr. Glisson an annual salary of $350,000, an annual bonus based on company profit, the option to purchase 300,000 shares of common stock, with 100,000 options vesting after one year, 100,000 vesting after two years, and the remaining 100,000 shares vesting after two and a half years, plus other benefits.

During March 2010, we began discussions with Rocky Mountain Industries, LLC (“RMI”) to amend certain terms and provisions in our 2008 purchase, sale, and development agreement.  The discussions began as a result of delays in the custom development and regulatory submission of this project primarily due to changes to the product requirements and specifications.  Both parties have an interest in continuing these discussions regarding certain amendments to the agreement, including, among other things, potential changes to the delivery schedule of both the custom developed games and the number of units for the initial order.  At this time, it is unknown what amendments, if any, will be entered into between the Company and RMI.  However, any amendments to the number or type of products or services to be delivered, or the related purchase price for said products or services, could impact the aggregate amount and timing of revenues and cash flows that the Company expects to realize under the current agreement.

As previously disclosed in our Form 10-K for the 53 weeks ended November 1, 2009, a new trial in the Trend matter commenced on October 19, 2009.   On November 12, 2009, the jury returned a verdict in our favor and against Trend in the amount of $821 thousand in compensatory damages.  On November 17, 2009, the court entered a judgment affirming the jury’s verdict in this matter.  On January 7, 2010, the court entered a first amended final judgment in favor of GameTech and against Trend in the amount of $821 thousand together with accrued prejudgment interest in the amount of $589 thousand.  The court ruled that GameTech is entitled to post-judgment interest on the principal judgment award of $821 thousand at a rate of .47% until paid by Trend.  As a result, the loss contingencies totaling $4.0 million that had been recorded in fiscal 2004 were reversed.

On February 19, 2010, the court entered an order directing the release of the Deposited Funds to us in partial satisfaction of the jury’s compensatory damages award entered against Trend Gaming Systems, LLC.  As a result, $652 thousand were released to us on February 22, 2010.  On February 19, 2010, the court also entered an order directing the release of the Cash Bond to us, in the amount of $450 thousand together with interest. As a result, $516 thousand were released to us on March 12, 2010.  On March 9, 2010, the court awarded us $2.82 million in legal fees, expenses, and costs. We have not recorded an estimated gain contingency, as we can give no assurances whether we will be able to collect any award from the defendants. For additional information regarding developments in our litigation with Trend Gaming Systems, LLC, see Note 6 “Legal Proceedings” to GameTech’s Condensed Consolidated Financial Statements.

On March 16, 2010, we entered into a second amendment to our current credit facility with both of our lenders. That, among other things, waived  compliance with the cash flow leverage ratio, fixed charge coverage ratio, and working capital requirements for the fiscal quarter ended January 31, 2010. As of January 31, 2010, with the execution of this Second Amendment, we are in compliance with all of the covenants in our current credit facility, as amended. For additional information regarding this second amendment, see Note 8 “Credit Agreement” to GameTech’s Condensed and Consolidated Financial Statements and the section of Management’s Discussion and Analysis of Financial Condition and Results of Operations titled “Liquidity and Capital Resources.”

APPLICATION OF CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Management’s Discussion and Analysis of Financial Condition and Results of Operations discuss our consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the balance sheet dates and reported amounts of revenue and expenses during the reporting period. On an ongoing basis, we evaluate our estimates and judgments, including those related to revenue recognition, allowance for doubtful accounts receivable, obsolescence, impairment of goodwill, impairment of investments, loss contingencies, provision for income taxes, and stock based compensation. We base our estimates and judgments on historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

Our critical accounting policies are those that are both important to the portrayal of our financial condition and results of operations and require management’s most difficult, subjective, and complex judgment. These critical accounting policies are discussed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2009 Form 10-K. There have been no changes to our critical accounting policies since the filing of our 2009 Form 10-K.

RESULTS OF OPERATIONS

13 Weeks Ended January 31, 2010, compared to the 13 Weeks Ended February 1, 2009

The following table sets forth certain selected unaudited condensed consolidated financial data for the periods indicated:
	13 Weeks Ended January 31, 2010 and 13 Weeks Ended February 1, 2009
	(In Thousands)
	Bingo Equipment			Box Equipment
	13 Weeks	13 Weeks	% Change	13 Weeks	13 Weeks	% Change
	Ended	Ended	Favorable/	Ended	Ended	Favorable/
	1/31/2010	2/1/2009	(Unfavorable)	1/31/2010	2/1/2009	(Unfavorable)
Net Revenue	$8,039	$10,152	-20.8%	$375	$2,554	-85.3%
Cost of Revenue	2,847	3,876	26.5%	340	1,592	78.6%
Gross Profit	$5,192	$6,276	-17.3%	$35	$962	-96.4%
Operating Expenses:
General and administrative	2,052	1,640	-25.1%	837	1,186	29.4%
Sales and marketing	2,232	2,294	2.7%	408	343	-19.0%
Research and development	764	875	12.7%	595	516	-15.3%
Total operating expenses	5,048	4,809	-5.0%	1,840	2,045	10.0%
Income (loss) from operations	$144	$1,467	-90.2%	$(1,805)	$(1,083)	-66.7%

Interest expense	(66)	(190)	65.3%	(362)	(1,330)	72.8%
Other income (expense), net	467	49	853.1%	-	5	-100.0%
Income (loss) before income taxes	$545	$1,326	-58.9%	$(2,167)	$(2,408)	10.0%
Provision (benefit) for income taxes	211	560	62.3%	(838)	(959)	-12.6%
Net income (loss)	$334	$766	-56.4%	$(1,329)	$(1,449)	8.3%

Net Revenue

Bingo net revenue decreased $2.1 million for the 13 weeks ended January 31, 2010, or 20.8% to $8.0 million from $10.2 million compared to the 13 weeks ended February 1, 2009. The decrease in bingo net revenue is primarily due to hall closures and price adjustments from both adverse economic conditions and competition, which was partially offset by an increase in business from new products.

Box net revenues decreased $2.2 million for the 13 weeks ended January 31, 2010, or 85.3%, to $0.4 million from $2.6 million compared to the 13 weeks ended February 1, 2009, primarily due to delays in releasing new products as we collaborate with regulators to obtain approvals on new software programs and other features in certain markets. We expect to obtain these approvals in the second and third quarter of 2010.

Cost of Revenue

Bingo cost of revenue decreased 26.5% to $2.8 million for the 13 weeks ended January 31, 2010, from $3.9 million for the 13 weeks ended February 1, 2009. The decrease is primarily the result of a decrease in bingo equipment depreciation by approximately $0.7 million for the 13 weeks ended January 31, 2010, primarily due to certain assets becoming fully depreciated, and a decrease in service labor by $0.3 million due to aligning expenses to business levels.

Box cost of revenue decreased 78.6% to $0.3 million for the 13 weeks ended January 31, 2010, from $1.6 million for the 13 weeks ended February 1, 2009. The decrease in cost of revenue is related to the decline in net revenue.

Gross Profit

Bingo gross profit decreased 17.3% to $5.2 million for the 13 weeks ended January 31, 2010, from $6.3 million for the 13 weeks ended February 1, 2009.  Bingo gross margin increased to 64.6% of net revenue for the 13 weeks ended January 31, 2010, from 61.8% of net revenue for the 13 weeks ended February 1, 2009. The 2.8 percentage point increase in bingo gross margin is related to reduced labor and travel costs in service and operations plus other costs of revenue decreases as described above.

Box gross profit decreased 96.4% to $35 thousand for the 13 weeks ended January 31, 2010, from $962 thousand for the 13 weeks ended February 1, 2009.   Box gross margin decreased 28.3 points to 9.3% of net revenue for the 13 weeks ended January 31, 2010, from 37.7% of net revenue for the 13 weeks ended February 1, 2009.  The decrease in box gross profit and margin is due to reduced sales.

Operating Expenses

Bingo general and administrative costs increased 25.1% to $2.1 million or 25.5% of net revenue for the 13 weeks ended January 31, 2010, from $1.6 million, or 16.2% of net revenue for the 13 weeks ended February 1, 2009. The increase in costs is due to the legal fees related to the Trend trial, offset in part by lower facility costs from consolidating our Montana operations into our new corporate headquarters.

Box general and administrative costs decreased 29.4% or $0.4 million to $0.8 million for the 13 weeks ended January 31, 2010 as compared to the 13 weeks ended February 1, 2009.  The decrease is primarily due to reduced rental expenses related to the downsizing of rental space in Montana.

Bingo sales and marketing expenses were $2.2 million for the 13 weeks ended January 31, 2010, a decrease of 2.7% or $0.1 million compared to the 13 weeks ended February 1, 2009.  This decrease is due to the reduced distributor commissions directly related to the decline in bingo revenue.

Box sales and marketing expenses were $0.4 million for the 13 weeks ended January 31, 2010, representing an increase of 19.0% or $0.1 million over the 13 weeks ended February 1, 2009.  This increase is primarily due to increased marketing and promotion costs related to positioning ourselves for growth in the box business.

Bingo research and development expenses decreased $0.1 million to $0.8 million for the 13 weeks ended January 31, 2010 compared to the 13 weeks ended February 1, 2009.

Box research and development expenses increased $0.1 million to $0.6 million for the 13 weeks ended January 31, 2010 compared to $0.5 million for the 13 weeks ended February 1, 2009.

Interest Expense

Interest expense was $0.4 million for the 13 weeks ended January 31, 2010, compared to $1.5 million for the 13 weeks ended February 1, 2009, a decrease of $1.1 million. The decrease is directly related to a non-cash expense to adjust for the value of the interest rate swap contract in the first quarter of 2009.

LIQUIDITY AND CAPITAL RESOURCES

We have funded our operations to date primarily through cash from operations and debt financing activities. This capital is for operations, research and development, capital expenditures of equipment and associated support and software. As of January 31, 2010, and November 1, 2009, we had a working capital balance of $6.2 million and $7.6 million, respectively. The decrease in working capital for the 13 weeks ended January 31, 2010 was primarily due to an increase in payables and a decrease in receivables.  As of January 31, 2010, our principal sources of liquidity included cash and cash equivalents of $3.2 million and a $750 thousand revolving credit facility. On December 31, 2009, we borrowed $750 thousand of the revolving credit facility.  Additionally, the current credit facility as amended allows for one of the lenders to provide the Company with a line of credit or letters of credit up to $1.815 million.

Operating activities provided $0.1 million of cash for the 13 weeks ended January 31, 2010 compared with $2.7 million for the 13 weeks ended February 1, 2009. The decline in operating cash flow is primarily due to a decrease in revenues offset by an increase in expenses related to Trend. The $0.1 million consisted of a net loss of $1.0 million, adjusted positively by $1.5 million for depreciation, amortization, obsolescence provisions, and loss on disposal of equipment, cash provided by payment of receivables of $0.8 million, a use of cash in taxes payable and deferred taxes of $0.7 million, a use of $0.3 million to buy inventory, a use of $0.3 million for Trend litigation, and $0.1 million in provided by other net changes in operating assets and liabilities.  During the 13 weeks ended February 1, 2009, the $2.7 million consisted of a net loss of $0.7 million, adjusted positively by $2.2 million for depreciation, amortization, obsolescence provisions, and loss on disposal of equipment, a $1.0 million adjustment for the interest rate swap, and $0.2 million provided by other net changes in operating assets and liabilities.

Investing activities provided approximately $0.1 million of cash during the 13 weeks ended January 31, 2010 compared to a use of $2.0 million of cash provided during the 13 weeks ended February 1, 2009. The $0.1 million consisted of $0.5 million proceeds from the sale of an auction rate security, offset in part by $0.2 million of capital expenditures, and the acquisition of intangibles of $0.2 million related to the purchase of a license to manufacture and sell a portable hand-held gaming platform.  During the 13 weeks ended February 1, 2009, the $2.0 million consisted of $3.6 million of capital expenditures, offset by use of $1.6 million of restricted cash to fund capital spending on the improvements for our new headquarters.

Financing activities used $0.4 million during the 13 weeks ended January 31, 2010 compared to $1.1 million during the 13 weeks ended February 1, 2009. The $0.4 million used during the 13 weeks ended January 31, 2010 consisted of $1.1 million used to pay long-term debt, offset by proceeds from borrowings under our revolving credit facility of $0.7 million. The $1.1 million used during the 13 weeks ended February 1, 2009 was for the payment on long-term debt.

Our current credit facility as amended through March 16, 2010 provides a total of $38.75 million of financing, $38.0 million of which is in the form of a term loan and $750 thousand of which is in the form of a revolving line of credit.  Additionally, the credit facility as amended allows for one of the lenders to provide the Company with a line of credit or letters of credit up to $1.815 million, in the aggregate, that will be secured by funds on deposit in the control account.  Initial proceeds from the current credit facility were used to refinance our prior credit facility, acquire real property, and for general corporate purposes.  The term loan matures on August 28, 2013 with monthly interest payments based upon one-month LIBOR rate plus 2.80% and quarterly principal payments of approximately $1.1 million until the loan matures.  The revolver matures on August 31, 2010, with monthly interest-only payments due on the last day of each month with an interest rate of either (i) upon notice to Agent, the Base Rate from time to time, as and when such rate changes (a “Base Rate Loan”); (ii) 1, 2, 3, 6, or 12-month LIBOR rate plus 2.5%. With respect to the term loan, we entered into an interest rate swap agreement which exchanged the variable one-month LIBOR rate for a fixed LIBOR rate of 3.99% per annum effective August 22, 2008 through the maturity of the loan.

We believe that cash flows from operations, cash, cash equivalents, and amounts available under our current credit facility will be sufficient to support our operations, provide for budgeted capital expenditures, and meet liquidity requirements through the remainder of fiscal 2010. Our long-term liquidity requirements depend on many factors, including the rate at which we expand our business and whether we do so internally or through acquisitions. In addition, we may pursue strategic opportunities that could require us to fund our portion of operating expenses of such ventures and may require us to advance additional amounts should any partners in such ventures be unable to meet unanticipated capital requirements or similar funding events. To the extent that the funds generated from the sources described above are insufficient to fund our activities in the long term, we may be required to raise additional funds through public or private financing. No assurance can be given that the additional financing will be available or that, if it is available, it will be on terms acceptable to us.  In the event we were unable to raise additional capital if needed, further measures would be necessary, including the delay or reduction of our operations, research and development and other activities. Certain of these measures may require consent or approvals, including our lenders under the current credit facility, certain regulatory bodies, and others, and there are no assurances such consent or approvals could be obtained. Management does not believe that these limitations will adversely affect our operations or our ability to acquire necessary capital equipment.  For additional information, see Note 8 “Credit Agreement”.

Purchase Commitments

From time to time, we enter into commitments with our vendors to purchase box parts, bingo terminals and support equipment at fixed prices and/or guaranteed quantities.  Various orders for product have been placed throughout fiscal 2009 and the first quarter of 2010, of which $0.8 million was outstanding as of January 31, 2010.  All purchases are expected to occur by the end of fiscal 2010.

In December 2009, we also entered into an agreement for $1.5 million to license the design and exclusive rights to manufacture and sell a portable hand-held gaming platform in select territories.  As of January 31, 2010, $150 thousand of this commitment was fulfilled. This agreement required a $600 thousand payment in February 2010 and three additional quarterly payments of $250 thousand to be paid by the end of November 2010.

ITEM 3.                      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market Risks

At January 31, 2010, we held auction rate securities (“ARS”) with an aggregate purchase price of approximately $3.2 million. With the liquidity issues experienced in global credit and capital markets, the ARS held by us at January 31, 2010 have experienced multiple failed auctions as the amount of securities submitted for sale exceeded the amount of purchase orders.  Although six of the eight ARS continue to pay interest according to their stated terms, based on the fair value of the investments and an analysis of other-than temporary impairment factors, we recorded a pre-tax impairment charge of approximately $3.3 million of the original cost of $3.9 million as of the 53 weeks ended November 2, 2008.  We did not incur an impairment charge for the 13 weeks ended January 31, 2010.  If uncertainties in the credit and capital markets deteriorate further or we experience any additional rating downgrades on any of our ARS, we may incur up to an additional $0.5 million impairment charge related to our ARS (representing the aggregate fair value of our ARS at January 31, 2010), which could negatively affect our financial condition and reported earnings.

Our current credit facility as amended provides up to $38.75 million of financing for our Company, $38.0 million of which is represented by a term loan note and $750 thousand of which is a senior secured revolving credit facility.  As of January 31, 2010, the balance of the term loan was $26.3 million, and we had $0.7 million outstanding balance on the revolver.

The term loan requires monthly interest payments, which began on September 30, 2008, and quarterly principal payments of approximately $1.1 million, which began on October 31, 2008, until its maturity on August 28, 2013, when the balance will be due in full. The interest rate for the term loan varies based upon the one-month LIBOR rate plus 2.80%.  With respect to the term loan, we also entered into an interest rate swap agreement with U.S. Bank N. A., which exchanged the variable one-month LIBOR rate of the term loan for a fixed LIBOR rate of 3.99% per annum effective August 22, 2008, through the maturity of the term loan. As of January 31, 2010, there was $26.3 million outstanding under the term loan, and the average interest rate is 6.79%.  Because the interest rate on the term loan is fixed under a LIBOR swap agreement, increases in interest rates will not affect our cash flow. However, if we find it necessary to accelerate the amortization of the term loan, we could be required to pay early breakage fees on the LIBOR contracts in the event that interest rates decrease. We do not anticipate the need to accelerate amortization of the term loan at any time for the remainder of fiscal 2010.

ITEM 4.                      CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms, including, without limitation, controls and procedures designed to ensure that such information is accumulated and communicated to our management, including our Interim Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), as appropriate, to allow timely decisions regarding required disclosure.

We have evaluated, with the participation of our Interim Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures as of January 31, 2010. Based on this evaluation, our Interim Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective as of January 31, 2010.

Internal Control over Financial Reporting

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during the 13 weeks ended January 31, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.                      OTHER INFORMATION:

ITEM 1.                      LEGAL PROCEEDINGS

For a discussion of our current litigation, see Note 6 (Legal Proceedings) to our consolidated financial statements included herein.

We are involved in various other legal proceedings arising in the ordinary course of our business. We do not believe that any of those proceedings will have a material adverse effect on our business, results of operations, or financial condition.

ITEM 1A.                      RISK FACTORS

Our financial condition or results of operations may be adversely affected by breaches or amendments to any of our contracts with customers..

We have a number of contracts with our customers.  A failure by us or our customers to meet any of our respective obligations under the terms of any such contract could result in termination of, or an amendment to, the contract, either of which  could adversely impact to our financial statements, cash flows, liquidity, and future taxable income.

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

There have been no other material changes from the risk factors previously disclosed in our 2009 Form 10-K.

ITEM 2.                      UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Not Applicable

ITEM 3.                      DEFAULTS UPON SENIOR SECURITIES

Not Applicable

ITEM 4.                      [RESERVED]

Not Applicable

ITEM 5.                      OTHER INFORMATION

Not Applicable

ITEM 6.                      EXHIBITS

2.1	Asset Purchase Agreement dated August 30, 2006, between GameTech International, Inc. and Summit Amusement & Distributing Ltd. (1)
3.1	Certificate of Incorporation of the Registrant, as amended (2)
3.2	Certificate of Designation of Series A Junior Participating Preferred Stock of the Registrant (3)
3.3	Third Amended and Restated Bylaws of the Registrant (4)
4.1	GameTech International, Inc. Registration Rights Agreement (5)
4.2	Rights Agreement, dated as of March 7, 2003, between GameTech International, Inc. and Mellon Investor Services, LLC, as rights agent (6)
4.3	Amendment No. 1 to Rights Agreement dated as of July 16, 2009, between GameTech International, Inc. and Mellon Investor Services, LLC, as rights agent (7)
4.4	Specimen Common Stock Certificate (3)
10.24	Second Amendment to August 22, 2008 Financing Agreement, dated as of March 16, 2010
10.32	General Release and Severance Agreement by and between the Registrant and Jay Meilstrup, dated as of February 26, 2010 (9)
10.33	Letter Agreement by and between the Registrant and Floyd Glisson, dated as of February 24, 2010 (9)
31.1	Certification of Interim Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended.
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended.
32.1	Certification of Interim Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K dated August 30, 2006 as filed with the Commission on or about August 31, 2006.
(2)	Incorporated by reference to Exhibits 3.1 to the Registrant’s Registration Statement on Form S-1 (Registration No. 333-34967) as filed with the Commission on or about September 4, 1997.
(3)
Incorporated by reference to Exhibits 3.2 and 4.3 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended July 31, 2003, as filed with the Commission on or about March 17, 2003 (Commission File No. 000-23401).

(4)
Incorporated by reference to Exhibit 3.3 to the Registrant’s Current Report on Form 8-K dated December 4, 2009 as filed with the Commission on or about December 11, 2009 (Commission File No. 001-34447).

(5)
Incorporated by reference to Exhibit 4.1 to Amendment No. 1 to the Registrant’s Registration Statement on Form S-1 (Registration No. 333-34967) as filed with the Commission on or about October 17, 1997.

(6)	Incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K dated March 7, 2003, as filed with the Commission on or about March 10, 2003 (Commission File No. 000-23401).
(7)	Incorporated by reference to Exhibit 4.1 to the Registrant's Current Report on Form 8-K dated July 16, 2009 as filed with the Commission on or about July 20, 2009.
(8)	Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 10-K dated November 2, 2008, as filed with the Commission on or about January 30, 2009.
(9)	Incorporated by reference to Exhibit 99.1 to the Registrant's Current Report on Form 8-K dated February 24, 2010 as filed with the Commission on or about March 1, 2010.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Signature	Title	Date

/S/ Richard T. Fedor	Interim Chief Executive Officer
	(Interim Principal Executive Officer)	March 17, 2010

/S/ Marcia R. Martin	Chief Financial Officer
	(Principal Financial and Accounting Officer)	March 17, 2010