Form 10-Q
period 2010-05-02
GAMETECH INTERNATIONAL INC
filed 2010-06-21
CIK 1045014

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☑           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the 13 weeks ended May 2, 2010

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

On June 18, 2010, the registrant had 11,837,420 outstanding shares of its Common Stock, par value $0.001 per share.

GAMETECH INTERNATIONAL, INC.
QUARTERLY REPORT ON FORM 10-Q
FOR THE 13 WEEKS ENDED MAY 2, 2010

PART 1.                      FINANCIAL INFORMATION:

ITEM 1.                      FINANCIAL STATEMENTS (UNAUDITED)

GAMETECH INTERNATIONAL, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In Thousands, except shares and per share amounts)
(Unaudited)

	May 2, 2010	November 1, 2009
	(Unaudited)	(Note 1)
ASSETS:
Current assets:
Cash and cash equivalents	$2,517	$3,337
Short-term investments	287	105
Accounts receivable, net of allowances of $2,534 in 2010 and $1,776 in 2009	6,689	7,106
Income taxes receivable	1,349	-
Inventory	5,605	6,819
Prepaid expenses and other current assets	1,084	1,462
Deferred income taxes, net	-	1,736
Total current assets	17,531	20,565

Property, bingo equipment, furniture and other equipment, net	18,376	20,808
Goodwill	10,184	10,184
Intangibles, less accumulated amortization of $10,078 in 2010 and $9,380 in 2009	2,913	2,669
Deferred income taxes, net	-	11,754
Other	369	683
Total assets	$49,373	$66,663
LIABILITIES AND STOCKHOLDERS’ EQUITY:
Current liabilities:
Accounts payable	$2,132	$933
Accrued payroll and related obligations	1,447	1,216
Income taxes payable	245	1,083
Current portion of long-term debt	26,010	4,521
Interest rate swap	1,174	-
Deferred revenue	3,542	3,482
Other accrued liabilities	1,230	1,712
Total current liabilities	35,780	12,947

Long-term debt, net of current portion	-	23,003
Interest rate swap	-	1,373
Total liabilities	35,780	37,323

Stockholders’ equity:
Common stock, $0.001 par value: 40,000,000 shares authorized; 14,480,537 shares issued	14	14
Additional paid in capital	52,147	51,942
Accumulated deficit	(25,911)	(9,959)
Treasury stock, at cost, 2,744,672 shares	(12,657)	(12,657)
Total stockholders’ equity	13,593	29,340
Total liabilities and stockholders’ equity	$49,373	$66,663

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

GAMETECH INTERNATIONAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In Thousands, except per share amounts)
(Unaudited)

	13 Weeks Ended	13 Weeks Ended	26 Weeks Ended	26 Weeks Ended
	May 2, 2010	May 3, 2009	May 2, 2010	May 3, 2009
Net revenue	$9,655	$12,588	$18,069	$25,294
Cost of revenue	5,892	4,668	9,080	10,136
Gross profit	3,763	7,920	8,989	15,158

Operating expenses:
General and administrative	2,748	2,972	5,637	5,798
Sales and marketing	2,551	3,339	5,191	5,975
Research and development	1,807	1,311	3,166	2,703
(Gain) on sale of bingo equipment	(633)	-	(633)	-
Total operating expenses	6,473	7,622	13,361	14,476
Income (loss) from operations	(2,710)	298	(4,372)	682

Interest expense	(347)	(519)	(776)	(2,039)
Other income (expense), net	41	75	510	129
Loss before income taxes	(3,016)	(146)	(4,638)	(1,228)
Provision (Benefit) from income taxes	11,942	(77)	11,315	(476)

Net loss	$(14,958)	$(69)	$(15,953)	$(752)

Net loss per share:
Basic	$(1.26)	$(0.01)	$(1.35)	$(0.06)
Diluted	$(1.26)	$(0.01)	$(1.35)	$(0.06)

Shares used in calculating net loss per share:
Basic	11,847	11,698	11,840	11,698
Diluted	11,847	11,698	11,840	11,698

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

GAMETECH INTERNATIONAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, In Thousands)

	26 Weeks Ended	26 Weeks Ended
	May 2, 2010	May 3, 2009
Cash flows from operating activities:
Net loss	$(15,953)	$(752)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	3,801	4,272
Obsolescence and loss on disposal of bingo terminals and related equipment	309	63
Obsolescence of inventory	1,130	-
Loss on disposal of furniture and other equipment	16	93
Stock compensation expense, net of tax	205	222
Deferred income taxes	13,491	(42)
Amortization of debt acquisition costs	28	27
Interest rate swap	(200)	927
Interest on investments	-	(81)
Interest on restricted cash	-	(3)
(Gain) on the sale of investments	(429)	-
(Gain) on the sale of bingo equipment	(633)	-
Other changes in operating assets and liabilities:
Accounts receivable, net	1,110	635
Income tax	(2,186)	(329)
Inventory	83	917
Prepaid expenses and other assets	378	76
Notes receivable	-	70
Accounts payable	1,203	(171)
Accrued payroll and related obligations	231	73
Deferred revenues	-	160
Other accrued liabilities	(482)	57
Net cash provided by operating activities	2,102	6,214
Cash flows from investing activities:
Proceeds from sale of short-term investments	534	82
Acquisition of intangibles	(942)	-
Restricted cash for capital expenditures	-	2,642
Capital expenditures for property, bingo equipment, furniture, and other equipment	(1,001)	(6,232)
Net cash (used in) investing activities	(1,409)	(3,508)
Cash flows from financing activities:
Payments on long-term debt	(2,263)	(2,365)
Proceeds from line of credit	750	-
Repurchase of treasury stock	-	(2)
Payment for debt acquisition costs	-	(21)
Net cash (used in) financing activities	(1,513)	(2,388)
Net decrease in cash and cash equivalents	(820)	318
Cash and cash equivalents at beginning of period	3,337	6,076
Cash and cash equivalents at end of period	$2,517	$6,394

Supplemental cash flow information:
Cash paid during the period for:
Interest	$923	$1,226
Income taxes	$107	$45
Non-cash investing and financing activities:
Acquisition of assets included in accounts payable	$165	$129
Sale of equipment and licenses with note receivable	$699	$-

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NOTES TO FINANCIAL STATEMENTS

1.      BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements and related disclosures as of May 2, 2010, have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) applicable to interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In our opinion, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of our financial position and interim results have been included. Operating results for the 13 and 26 weeks ended May 2, 2010, are not necessarily indicative of the results that may be expected for the current fiscal year or any other period.

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

USE OF ESTIMATES

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Revenue recognition, allowance for doubtful accounts receivable, obsolescence, impairment of goodwill, impairment of investments, provision for income taxes, and stock-based compensation are significant estimates made by us. Actual results could ultimately differ from those estimates.

2.      SIGNIFICANT ACCOUNTING POLICIES

INVESTMENTS

Our short-term and long-term investments consist of principal invested in Auction Rate Securities (“ARS”).  The ARS held are private placement securities with long-term nominal maturities with the interest rates reset through a Dutch auction each month.  Our investments in ARS represent interests in collateralized debt obligations supported by pools of residential and commercial mortgages, credit cards, insurance securitizations, and other structured credits, including corporate bonds. Some of the underlying collateral for the ARS we hold consists of sub-prime mortgages.

Consistent with our investment policy guidelines, the ARS investments held had AAA/Aaa credit ratings at the time of purchase. With the liquidity issues experienced in global credit and capital markets, the ARS held by us have experienced multiple failed auctions since fiscal 2008 as the amount of securities submitted for sale exceeds the amount of purchase orders.

Given the failed auctions, our ARS are illiquid until there is a successful auction for them.  Accordingly, we reclassified the entire balance of the ARS from short-term to long-term investments in the first quarter of the 53 weeks ended November 2, 2008.

On June 3, 2010, we sold three of the remaining ARS for approximately $801 thousand in cash.  Accordingly, we reclassified the $287 thousand net carrying value of these ARS from long-term to short-term investments as of May 2, 2010, and a gain of $514 thousand will be recorded in the third quarter of 2010 on the sale of these assets.  The net carrying value of our remaining ARS classified as long-term investments at May 2, 2010 was $174 thousand.

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

VLT / Slot  Equipment
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

One customer made up 12.0% of our overall revenue for the 13 weeks ended May 2, 2010.  No single customer comprised more than 10% of our overall revenue for the 13 weeks ended May 3, 2009.  We conduct a substantial amount of our business through distributor relationships.  As part of these relationships, many of our distributors act as our collection agent.  As of May 2, 2010 and May 3, 2009 there was one distributor that represented 48.7% and 19% respectively, of the consolidated accounts receivable balance.  Sales to this distributor during the quarterly periods ended May 2, 2010 and May 3, 2009 represented 72.6% and 73.1% of VLT / Slot sales and 12.0% and 9% of overall sales, respectively.

DEFERRED REVENUE

Deferred revenue consists of amounts received or billed after product is delivered or services are rendered, but prior to meeting all of the requirements for revenue recognition.  Complex systems and/or multiple element contracts may take several months to complete and our deferred revenues may increase as our products evolve toward a more systems-centric environment.  Deferred revenue totaled $3.5 million at May 2, 2010 and November 1, 2009, and represents amounts received for future deliverables.

ACCOUNTS RECEIVABLE AND ALLOWANCE FOR DOUBTFUL ACCOUNTS

Accounts receivable are recorded when revenue is recognized in accordance with our revenue recognition policy and represent claims against third parties that will be settled in cash. The carrying value of our receivables, net of allowances, represents our estimated net realizable value. The balance of accounts receivable as of May 2, 2010 was $9.2 million with an allowance for doubtful accounts of $2.5 million, for net accounts receivable of $6.7 million.

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

VLT / Slot Equipment
We estimate the possible losses resulting from non-payment of outstanding accounts receivables arising from the sale of VLT’s / Slots and related equipment. Our customer base consists of distributors and casinos located in various states and Native American locations. We perform ongoing evaluations of our customers and distributors for credit worthiness, economic trends, changes in our customer payment terms, and historical collection experience when evaluating the adequacy of our allowance for doubtful accounts.

INVENTORIES

Inventories are stated at the lower of cost or market.  Raw materials are valued using the first-in, first-out method and finished goods are valued using average costing that approximates the first-in, first-out method. Management periodically reviews inventory balances, using recent and future expected sales to identify slow-moving or obsolete items.  After reviewing the nature and composition of inventory for the quarter ending May 2, 2010 it was determined that certain electronic items related to discontinued VLT product lines were obsolete or slow moving.  The Company decided to write-down the identified inventory to salvage value.  This expense totaling $1.1 million has been recorded through Cost of Revenue.  Inventories consist of the following at May 2, 2010 and November 1, 2009 (in thousands):

	May 2, 2010	November 1, 2009
Raw Materials	$1,574	$2,683
Finished Goods	4,031	4,136
	$5,605	$6,819

PROPERTY, BINGO EQUIPMENT, FURNITURE AND OTHER EQUIPMENT

Bingo equipment includes portable and fixed-based player terminals, file servers, caller units, point-of-sale units, and other support equipment. We record bingo equipment, furniture, and other equipment at cost and depreciate these over the estimated useful lives of the assets using the straight-line method of accounting.  The estimated useful lives are as follows:

Bingo equipment	3-5 years
Office furniture and equipment	3-7 years
Leasehold improvements	Remaining Life of Lease
Building	39 ½ years

We provide reserves for excess or obsolete equipment on hand that we do not expect to use. The reserves are based upon several factors, including estimated forecast of bingo terminal demand for placement into bingo halls.  The estimates of demand for future bingo terminals may prove to be inaccurate, in which case we may have understated or overstated the provision required for excess and/or obsolete bingo terminals.  Although we attempt to assure the accuracy of these estimated forecasts, any significant unanticipated changes in demand or technological developments could have a significant impact on the value of bingo terminals, results of operations, and financial condition.

During the quarter ended May 2, 2010 management evaluated the cost benefit surrounding the future development and deployment of the GameTech Mini unit and decided to discontinue this product line.  This decision resulted in the total write-down of the Mini unit inventory and related raw materials for this product line.  An expense of $839 thousand has been recorded into bingo unit depreciation.

In addition, during the quarter ended May 2, 2010 we sold a portion of our Traveler bingo units and related support equipment to a distributor for $759 thousand.  The total gain on sale was $633 thousand.

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

Our evaluation of the goodwill of our operations consists of two reporting units, bingo and VLT / Slots.  Goodwill of a reporting unit must be tested for impairment on at least an annual basis.  We conduct our annual goodwill impairment analysis during the fourth quarter of each fiscal year, measured as of the last day of the third quarter.  In addition to our annual review, we assess the impairment of goodwill whenever events or changes in circumstances indicate that the carrying value may be greater than fair value.  Factors we consider important that could trigger an impairment review include significant underperformance relative to historical or projected future operating results, significant changes in the manner of the use of our assets or the strategy for our overall business and significant negative industry or economic trends.

The evaluation of goodwill and other non-amortizing intangible assets requires the use of estimates about future operating results of each reporting unit to determine their estimated fair value.  Changes in forecasted operations can materially affect these estimates.  We determine fair value of each reporting unit using either the market approach, the income approach, or the asset approach.  The choice of which approach to use in a particular situation depends on the specific facts and circumstances associated with the Company, as well as the purpose for which the valuation analysis is being conducted.  In fiscal 2009, both reporting units were analyzed using the market and income approaches, specifically the market multiple and discounted cash flow methodologies.  Based on our fiscal 2009 impairment analysis, goodwill relating to the VLT / Slot reporting unit was determined to be fully impaired and was written off.  Once an impairment of goodwill or other intangible assets has been recorded, it cannot be reversed.

The overall consolidated negative results of operations for the quarter ended May 2, 2010 caused us to evaluate whether we experienced a triggering event requiring an interim impairment test be performed on our bingo reporting unit.  In performing this evaluation, we reviewed the short-term and long-term historical performance, bingo reporting unit forecasts, and managements’ twelve-month plan for bingo new product development and deployment.  Based upon this review, we believe we have not experienced a triggering event in relation to our bingo reporting unit.  However, should our bingo segment continue to underperform, a future triggering event may occur.

As of May 2, 2010, the balance of our goodwill was $10.2 million, which reflects the goodwill of our bingo segment.

IMPAIRMENT OF LONG-LIVED ASSETS

We review long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  Recoverability of long-lived assets are measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset, undiscounted and without interest.  If such assets are considered impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets.  For the second quarter of fiscal 2010, there was no impairment charge.  During the fourth quarter of fiscal 2009, we recorded $2.7 million for the impairment of the obsolete gaming library related to our Summit acquisition. This impairment is included in the accumulated amortization on our consolidated balance sheets.

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

STOCK-BASED COMPENSATION

We have elected to adopt the alternative transition method for calculating the tax effects of share-based compensation. The alternative transition method includes a simplified method to establish the beginning balance of the additional paid-in capital pool related to the tax effects of employee share-based compensation, which is available to absorb tax deficiencies recognized subsequent to the adoption of fair value recognition.  We account for tax benefits/expenses in additional paid-in-capital by converting non-deductible stock option/grant compensation expenses to a percentage of the forecasted year-to-date pre-tax income/loss and apply the percentage to the year-to-date pretax income/loss.

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

INTEREST RATE SWAP CONTRACT

We have entered into an interest rate swap agreement to hedge the interest rate exposure on our credit facility described in Note 9. In this agreement, we agree to pay the counterparty a fixed rate payment in exchange for the counterparty agreeing to pay us a variable rate payment that is intended to approximate our variable rate payment obligation on the credit facility. The payment obligation is based on the notional amount of the swap. Depending on the state of interest rates in general, the use of interest rate swaps could enhance or harm the overall performance of the common shares. The market value of interest rate swaps is based on pricing models that consider the time value of money, volatility, and the current market and contractual prices of the underlying financial instrument. Unrealized gains are reported as an asset and unrealized losses are reported as a liability on our Condensed Consolidated Balance Sheet. The change in value of interest rate swaps, including the accrual of periodic amounts of interest to be paid or received on swaps is reported as interest expense in our Condensed Consolidated Statements of Operations.  Swap agreements involve, to varying degrees, elements of market and counterparty risk, and exposures to loss in the related amounts are reflected in our Balance Sheet.

RECLASSIFICATIONS

Certain amounts reported in previous periods have been reclassified to conform to the current period presentation. The reclassifications did not affect previously reported revenues, total operating expense, operating income, net income, or total equity.

RECENT ACCOUNTING PRONOUNCEMENTS

In February 2007, the FASB issued new standards on financial instruments as codified in ASC 825-10, which requires disclosures about fair value of financial instruments in financial statements for interim reporting periods and in annual financial statements of publicly traded companies. The new standard also requires entities to disclose the methods and significant assumptions used to estimate the fair value of financial instruments in financial statements on an interim and annual basis and to highlight any changes from prior periods. The new standard is effective for interim and annual periods ending after June 15, 2009. We adopted this standard in 2009. The adoption of this standard did not have a material impact on our consolidated financial statements.  In February 2008, the FASB delayed the implementation of ASC 820 for nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis. This statement defers the effective date to fiscal years beginning after November 15, 2008 and interim periods within those fiscal years, which is fiscal year 2010 for us.  We have adopted this standard during fiscal year 2010. The adoption of this standard had no impact on our consolidated financial statements.

In March 2008, the FASB issued new standards on derivatives and hedging as codified in ASC 815-10. The objective of the standard is to amend and expand the disclosure requirements with the intent to provide users of financial statements with an enhanced understanding of: (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for and its related interpretations and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows.  The effective date is for fiscal years and interim periods beginning after November 15, 2008.  We have adopted this standard during fiscal year 2010. The adoption of this standard had no impact on our consolidated financial statements.

In April 2008, the FASB issued new standards on intangible assets as codified in ASC 350-30. The new standard amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset. The objective is to improve the consistency between the useful life of a recognized intangible asset and the period of expected cash flows used to measure the fair value of the asset. The new standard applies to all intangible assets, whether acquired in a business combination or otherwise and is effective for financial statements issued for fiscal years beginning after December 15, 2008 and interim periods within those fiscal years and applied prospectively to intangible assets acquired after the effective date.  We adopted this standard during fiscal year 2010. The adoption of this standard had no impact on our consolidated financial statements.

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

In October 2009, the FASB issued new accounting guidance that amends the revenue recognition for multiple-element arrangements and expands the disclosure requirements related to such arrangements. The new guidance amends the criteria for separating consideration in multiple-deliverable arrangements, establishes a selling price hierarchy for determining the selling price of a deliverable, eliminates the residual method of allocation, and requires the application of relative selling price method in allocating the arrangement consideration to all deliverables. The new accounting guidance is effective for fiscal years beginning after June 15, 2010. We are currently evaluating the impact of the new guidance on our financial condition or results of operations and anticipate adoption in the fourth quarter of fiscal 2010.

In January 2010, the Financial Accounting Standards Board (FASB) issued FASB Accounting Standards Codification (ASC) Accounting Standards Update (ASU) 2010-06 “Improving Disclosures about Fair Value Measurements” (ASC ASU 2010-06). ASC ASU 2010-06 requires various additional disclosures regarding fair value measurements, including the amounts of significant transfers between Level 1 and Level 2 of the fair value hierarchy, the reasons for any transfers in or out of Level 3, and a gross basis of presentation for purchases, sales, issuances and settlements within the Level 3 activity rollforward. The ASC is effective for our second quarter of fiscal 2010, except for the disclosures about purchases, sales, issuances and settlements within the Level 3 activity rollforward, which will be effective for our first quarter of fiscal 2011. The adoption of this ASC has not had a material impact on our financial statements thus far.  We do not anticipate a material impact on our financial statements related to remaining disclosures effective for our first quarter of fiscal 2011.

3.      LIQUIDITY

Historically, we have financed our operations primarily through cash from operations and debt financing activities.  Our cash balances may decrease as we continue to use existing cash balances and cash from operations to fund our operations and capital expenditures.  Management believes that it is unlikely that cash from operations and existing cash balances will be sufficient to meet our anticipated cash requirements for the next 12 months.  Management is currently exploring what, if any, debt or equity financing opportunities or other strategic alternatives are available to the Company in order to meet our operating and capital needs for the next 12 months.  There can be no assurance, however, that financing or strategic alternatives will be available or successful, and we may be required to further reduce expenses and scale back operations.

Management does not believe that it will be able to execute our business plan, which includes expansion into new markets and development of new products and maintenance of existing market share in markets where we currently operate, unless we are able to generate increased cash from existing operations and/or raise additional capital.  If we are unsuccessful in these efforts, we may not be able to invest the resources necessary to obtain regulatory approvals in new markets, accelerate the development and deployment of our products, respond to competitive pressures and/or develop new or enhanced products, which could adversely affect our business and, ultimately, lead to the financial and operating failure of our Company.

At the present time, we have no commitments for any financing, and there can be no assurance that capital will be available to us on commercially acceptable terms or at all. We may have difficulty obtaining additional funds when needed, and we may have to accept terms that would adversely affect our stockholders.  Any additional equity financing may be dilutive to stockholders, and debt and certain types of equity financing, if available, may involve restrictive covenants or other provisions that would limit how we conduct our business or finance our operations.

As discussed in Note 9, as of May 2, 2010, we were not in compliance with certain of our bank loan covenants, and entered into forbearance and third amendment with both of our lenders on June 21, 2010 pursuant to which our lenders agreed not to exercise any right or remedy available under the loan agreement as a result of our non-compliance with certain of our covenants until September 15, 2010.  Following such time, the lenders could elect to declare all amounts outstanding under our current credit facility immediately due and payable, which could lead to the financial and operational failure of the Company.  As of May 2, 2010, the total balance under our current credit facility was approximately $25.9 million, which we have reclassified as a current liability on our condensed consolidated balance sheet as of quarter end.

4.      AUCTION RATE SECURITIES

As of May 2, 2010, we held seven investments in auction rate securities having an original principal amount of $3.1 million. These auction rate securities are debt instruments with stated maturities ranging from 2021 to 2035, for which the interest rate is designed to be reset through Dutch auctions approximately every 30 days. However, auctions for these securities began failing in the second quarter of 2008.

We estimate the fair values of auction rate securities we hold utilizing a discounted cash flow model, which considers, among other factors, assumptions about: (1) the underlying collateral; (2) credit risks associated with the issuer; (3) contractual maturity; (4) credit enhancements associated with financial insurance guarantees, if any; and (5) assumptions about when, if ever, the security might be re-financed by the issuer or have a successful auction.  Since there can be no assurance that auctions for these securities will be successful in the near future, we have classified our auction rate securities as long-term investments.

During the 53 weeks ended November 2, 2008, we recorded a pre-tax impairment charge of approximately $3.3 million on the original principal amount of $3.9 million. Although six of the eight ARS held by us at November 2, 2008 were paying interest according to their stated terms, we based our impairment charge on the fair value of the investments and an analysis of other-than-temporary impairment factors. We did not record any additional pre-tax impairment charge for the 52 weeks ended November 1, 2009.  During the first quarter of fiscal 2010, we received a tender offer and sold one of the ARS, providing $534 thousand in cash.  The $105 thousand net carrying value that was classified as short-term investments as of November 1, 2009 was removed and a $429 thousand gain was recorded as a gain on the sale of asset.  The current value of the remaining ARS as of May 2, 2010 is $461 thousand.

On June 3, 2010, we sold three of the remaining ARS for approximately $801 thousand in cash.  Accordingly, we reclassified the $287 thousand net carrying value of these ARS from long-term to short-term investments as of May 2, 2010, and a gain of $514 thousand will be recorded in the third quarter of 2010 on the sale of these assets.

The amortized cost, gross unrealized gains, gross unrealized losses, and estimated fair value of the auction rate securities as of May 2, 2010, were as follows (in thousands):

	Cost	Value
	Basis	(Level 3)
Balance at beginning of year	$ 3,850	$ 566
Settlements	(750)	(105)
Unrealized gains	-	-
Unrealized losses	-	-
Balance at May 2, 2010	$ 3,100	$ 461

5.      GOODWILL AND INTANGIBLES

We conduct our annual goodwill impairment analysis during the fourth quarter of each fiscal year, measured as of the last day of the third quarter.  In fiscal 2009, both the bingo and VLT/Slot reporting units were analyzed using the market multiple, comparable transaction and discounted cash flow methodologies.  Based on our fiscal 2009 impairment analysis, goodwill relating to the VLT / Slot reporting unit was determined to be fully impaired and was written off.  The annual evaluation of goodwill and other non-amortizing intangible assets requires the use of estimates about future operating results of each reporting unit to determine their estimated fair value.  Changes in forecasted operations can materially affect these estimates.  Once an impairment of goodwill or other intangible assets is recorded, it cannot be reversed.

The overall consolidated negative results of operations for the quarter ended May 2, 2010 caused us to evaluate whether we experienced a triggering event requiring an interim impairment test to be performed on the bingo reporting unit.  In performing this evaluation, we reviewed the short-term and long-term historical performance, bingo reporting unit forecasts, and managements’ twelve month plan for bingo new product development and deployment. Based upon this review, we believe that we have not experienced a triggering event in relation to our bingo reporting unit. However, should our bingo segment continue to underperform, a future triggering event may occur.

As of May 2, 2010, the balance of our goodwill was $10.2 million, which reflects the goodwill of our bingo segment.

Goodwill activity by segment for the 26 weeks ended May 2, 2010 and the fiscal year ended November 1, 2009 (in thousands)

	Bingo	VLT / Slot	Total
2010
Beginning balance	$10,184	$-	$10,184
Impairment charges	-	-	-
Ending balance	$10,184	$-	$10,184
2009
Beginning balance	$10,184	$15,716	$25,900
Impairment charges	-	(15,716)	(15,716)
Ending balance	$10,184	$-	$10,184

Intangible assets consisted of the following as of May 2, 2010 (dollars in thousands):

	Stated Value	Accumulated Amortization	Net Carrying Value	Weighted Average Amortization Period (in years)
Intellectual property (software)	$4,014	$(3,631)	$383	2.7
Copyrights/trademarks	247	(82)	165	9.5
Distributor buyouts	260	(260)	-	-
Licenses	750	(225)	525	.6
Summit Gaming identifiable intangible assets:
Customer relationships	3,600	(2,220)	1,380	2.1
Patent applications	620	(160)	460	7.1
Game software library	3,500	(3,500)	-	-
	$12,991	$(10,078)	$2,913

Intangible assets consisted of the following as of November 1, 2009 (dollars in thousands):

	Stated Value	Accumulated Amortization	Net Carrying Value	Weighted Average Amortization Period (in years)
Intellectual property (software)	$3,822	$(3,553)	$269	2.9
Copyrights/trademarks	247	(73)	174	9.9
Distributor buyouts	260	(260)	-	-
Summit Gaming identifiable intangible assets:
Customer relationships	3,600	(1,860)	1,740	2.5
Patent applications	620	(134)	486	7.5
Game software library	3,500	(3,500)	-	-
	$12,049	$(9,380)	$2,669

Estimated future aggregate amortization expense for intangible assets subject to amortization as of May 2, 2010 is as follows (dollars in thousands):

Fiscal Year	Net Carrying Value
2010	$920
2011	1,003
2012	508
2013	100
2014	70
After 2014	312
$2,913

6.      NET LOSS PER SHARE

Basic net loss per share is computed by dividing reported net loss by the weighted average number of common shares outstanding at the end of each period. Diluted net loss per share is computed by using the weighted average number of common shares and other common stock equivalents outstanding during each period. Diluted common shares are calculated in accordance with the treasury stock method, which treats the proceeds from the exercise of all warrants and options as if they were used to reacquire stock at market value.

		(In thousands, except per share amounts)
	13 Weeks Ended	13 Weeks Ended	26 Weeks Ended	26 Weeks Ended
	May 2, 2010	May 3, 2009	May 2, 2010	May 3, 2009

Net loss, as reported	$(14,958)	$(69)	$(15,953)	$(752)

Weighted average number of shares outstanding	11,847	11,698	11,840	11,698
Incremental shares from the assumed exercise of dilutive stock options	172	14	115	34
Dilutive weighted shares	12,020	11,712	11,955	11,732

Weighted average number of anti-dilutive shares outstanding	672	911	712	761

Net loss per share:
Basic	$(1.26)	$(0.01)	$(1.35)	$(0.06)
Diluted	$(1.26)	$(0.01)	$(1.35)	$(0.06)

In all periods included above, the effect of diluted earnings per share are anti-dilutive due to the net loss in each period reported.

7.      LEGAL PROCEEDINGS

GameTech International, Inc. v. Trend Gaming Systems, LLC.

On March 22, 2001, we filed GameTech International, Inc. v. Trend Gaming Systems, LLC, CIV 01-0540 PHX LOA, a claim in the United States District Court for the District of Arizona (involving a distribution agreement in Texas), seeking a declaratory judgment that we were not in material breach of our November 1, 1999 Distribution Agreement with Trend Gaming Systems, LLC (“Trend”), and seeking damages for past due payments and wrongful withholdings by Trend. Trend counterclaimed, alleging that its payments were in compliance with its contractual obligations. Trend also contended that we were in breach of certain of our contractual obligations to Trend, including that we had wrongfully terminated Trend. On December 16, 2002, the court entered at our request an order enjoining Trend from using approximately $540 thousand in funds it had collected on our behalf, pending a trial on our ownership interest in those funds. The money was placed in two bank accounts/constructive trusts, subject to the court’s control (the “Deposited Funds”).  In addition, collections of accounts receivable by Trend, if any, are also being placed in that account, pending the resolution of the case. We were also required to post a $450 thousand deposit with the court as a bond (the “Cash Bond”), which was presented as restricted cash on our consolidated balance sheets in fiscal years prior to 2009 which was released March 2010.  The accounts receivable from Trend were fully reserved.  During the quarter ended April 30, 2008, we wrote off all receivables and related reserves.

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

On May 16, 2007, the United States Court of Appeals for the Ninth Circuit issued its ruling in our favor upholding each of the items we appealed, reversing the trial court’s rulings and remanding the matter back to the trial court for a new trial.  As a result of this decision, the supersedeas bonds we posted in conjunction with the appeal were released by the lower court as of August 18, 2007.  Upon receipt of the released supersedeas bonds from the court we terminated the supporting insurance policies and had the letters of credit released giving us access to the certificates of deposit, which had served as the cash security for the supersedeas bonds.

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

A new trial in this matter commenced October 19, 2009, in the United States District Court for the District of Arizona.  On November 12, 2009, the jury returned a verdict in our favor and against Trend in the amount of $821 thousand in compensatory damages.  On November 17, 2009, the court entered a judgment affirming the jury’s verdict in this matter.  On January 7, 2010, the court entered a first amended final judgment in favor of GameTech and against Trend in the amount of $821 thousand together with accrued prejudgment interest in the amount of $589 thousand.  The court ruled that we are entitled to post-judgment interest on the principal judgment award of $821 thousand at the weekly average 1-year constant maturity (nominal) Treasury yield, as published by the Federal Reserve System (which, as of May 2, 2010 was  .47%) until paid by Trend.  As a result, the loss contingencies totaling $4.0 million that had been recorded in fiscal 2004 were reversed.

On February 19, 2010, the court entered orders directing the release of the Deposited Funds to us in partial satisfaction of the compensatory damages award entered against Trend and directing the release of the Cash Bond to us.  As a result, the Deposited Funds amounting to $652 thousand were released to us on February 22, 2010 and the Cash Bond in the amount of $450 thousand together with interest in the amount of $66 thousand were released to us on March 12, 2010.  On March 9, 2010, the court also awarded us $2.82 million in legal fees, expenses, and costs. We have not recorded an estimated gain contingency, as we can give no assurances whether we will be able to collect any award from the defendants.  On April 26, 2010, Trend appealed the district court’s post-judgment order that directed the release of the Deposited Funds to us.  This appeal is currently pending before the United States Court of Appeals for the Ninth Circuit.

We are involved in various other legal proceedings arising in the ordinary course of our business. We do not believe that any of those proceedings will have a material adverse effect on our business, results of operations, or financial condition.

8.      INCOME TAXES

We recorded our income tax benefit at an effective rate before discrete items is of 30.7% for the 26 weeks ended May 2, 2010, compared with an income tax benefit of 38.8% for the 26 weeks ended May 3, 2009. The actual effective tax rate is different from the expected federal rate of 34%, reflecting certain permanent differences between financial accounting and tax accounting, and state and foreign tax provisions.

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

For the quarter ended May 2, 2010, we established a valuation allowance of $12.8 million against deferred tax assets, which were associated with state net operating loss carryforwards,  foreign tax credits, reserves, amortization of intangibles and deferred revenue to reduce them to their estimated net realizable value.  Significant management judgment is required in determining a deferred tax asset valuation allowance.  In evaluating the ability to recover deferred tax assets, we considered available positive and negative evidence giving weight to recent cumulative losses, ability to carryback losses against prior taxable income and to projected financial results commensurate with its objective verifiability, the forecast of future taxable income including the reversal of temporary differences and the implementation of feasible and prudent tax planning strategies.  Management’s decision to reserve for 100% of its deferred tax asset balance is primarily due to the continued operating losses for the VLT business unit, increased year-over-year reported market declines in certain existing VLT jurisdictions that we sell in, as well as a significant reduction in the sales forecast for the VLT business segment towards the end of the second quarter relative to increasing competitive pressures in Louisiana, and the uncertainty of the Company’s ability to fund the capital needs for future growth in new jurisdictions.  The valuation allowance will be maintained until sufficient positive evidence exists to support the reversal of the valuation allowance.  Under current tax laws, this valuation allowance will not limit our ability to utilize Federal and state deferred tax assets provided we can generate sufficient future taxable income.

We file numerous consolidated and separate income tax returns in the United States and in many state and foreign jurisdictions. With few exceptions, we are no longer subject to United States federal income tax examinations for years before 2005, and are no longer subject to state and local, or foreign income tax examinations for years before 2004.

The Internal Revenue Service (IRS) commenced an examination of our U.S. income tax returns for the fiscal year ended October 31, 2007 in the first quarter of 2009 that was anticipated to be completed within the following twelve months.  The IRS has proposed certain adjustments to the depreciable life used in calculating federal tax depreciation on our leased electronic bingo systems.  Management does not agree with the proposed adjustment and filed a protest with IRS Appeals.  However, if a resolution cannot be reached, we may be required to make an additional payment of approximately $1.2 million by the end of 2010.  Therefore, we have accrued the $1.2 million as a component of income taxes payable, of which $981 thousand is tax, and $184 thousand is interest and penalties.  The current balance of the income taxes receivable of $1.3 million is made up of $2.5 million in refunds expected related to Net Operating Loss (NOL) carrybacks, offset by the $1.2million as mentioned above related to the IRS audit liability.

9.      CREDIT AGREEMENTS

Credit Facility

Our current credit facility as amended provides a senior secured revolving credit facility (the “Revolver”) that matures on August 31, 2010, with monthly interest-only payments due on the last day of each month beginning September 30, 2008. The Revolver was reduced from $2.0 million to $750 thousand as part of the Second Amendment described below.  Under the terms of the Forbearance (as described below), our lenders no longer have any obligation to make advances to us under the Revolver.  We select the interest rate calculation for each advance under the Revolver from two allowable interest rate calculations. The first allowed interest rate calculation is the Base Rate, as and when such rate changes (a "Base Rate Loan"). The second allowed interest rate calculation is the 1, 2, 3, 6, or 12-month LIBOR rate plus 2.5%. As of May 2, 2010, there were borrowings of $750 thousand under the revolver at an average interest rate of 2.74%.

Our current credit facility, as amended, also provides for a senior secured term loan of $38.0 million (“Term Loan”) that requires monthly interest payments beginning September 30, 2008, and quarterly principal payments of approximately $1.1 million beginning October 31, 2008, until its maturity on August 28, 2013 (“Maturity”), when the balance will be due in full.  Our obligations under the current credit facility are secured by first priority security interest in all of our assets, including a first deed of trust on real estate and property purchased concurrently with closing of the current credit facility, and future cash flows.  The interest rate for the term loan varies based upon the one-month LIBOR rate plus 2.80%. In connection with the term loan agreement, we also entered into an interest rate swap agreement with U.S. Bank N. A., which exchanged the variable one-month LIBOR rate of the term loan for a fixed LIBOR rate of 3.99% per annum effective August 22, 2008, through the maturity of the term loan. As of May 2, 2010, there was $25.2 million outstanding under the term loan at an average interest rate of 6.79% and the value of the interest rate swap was $1.2 million.

Under the current credit facility, as amended, we must comply with various financial and non-financial covenants. The financial covenants include a cash flow leverage ratio, fixed charge coverage ratio, working capital requirement and liquidity requirement. The non-financial covenants include restrictions on asset divestitures; liens; transactions with related parties; limitations on additional indebtedness; mergers, acquisitions and consolidations; cash dividends; redemptions of stock; and change of control. The current credit facility provides for a mandatory prepayment of principal equal to 50% of free cash flow, as defined, when a collateral shortfall is present, measured on an annual basis beginning October 31, 2009. A collateral shortfall will exist if the outstanding principal balance of the current credit facility exceeds the sum of (i) 80% of accounts receivable, (ii) 50% of net book value of finished goods and raw materials, (iii) 75% of the net book value of land, buildings, and property improvements, (iv) 100% of cash held in a control account, and (v) 50% of the net book value of all other fixed assets. Free cash flow is defined as EBITDA as of the fiscal year then ended less the sum of (i) unfinanced capital expenditures, (ii) cash paid interest, (iii) cash paid taxes, (iv) debt amortization under the current credit facility, and (v) the change in working capital since the end of the prior fiscal year.

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

On March 16, 2010, we entered into a second amendment with both lenders of the current credit facility (“Second Amendment”) waiving compliance with the cash flow leverage ratio, fixed charge coverage ratio, and working capital requirements for the fiscal quarter ended January 31, 2010. The Second Amendment also revised the cash flow leverage ratio as of the fiscal quarter ending May 2, 2010 from 3.25:1.00 to 3.75:1.00, and 3.25:1.00 for subsequent periods thereafter until Maturity.  The fixed charge coverage ratio was revised from 1.25:1.00 to 0.95:1.00 for the period ended May 2, 2010, and 1.25:1.00 for subsequent periods thereafter until Maturity.  The minimum working capital requirement was revised to $2.5 million for the fiscal quarter ending May 2, 2010, $4.0 million for the fiscal quarter ending August 1, 2010 and $6.0 for the fiscal quarter ending October 31, 2010.  Thereafter we must maintain a minimum working capital requirement of $7.5 million until Maturity.  In addition, the Second Amendment reduced the total commitment on the Revolver from $2 million to $750 thousand and allows for one of the Lenders to provide a line of credit or letters of credit up to $1.8 million in the aggregate, which may be secured by funds on deposit in the control account.

As of  May 2, 2010, we determined that we were not in compliance with the cash-flow coverage ratio and fixed charge coverage ratio covenants contained in the Second Amended Senior Secured Credit Facility (the “Current Credit Facility”), with U.S. Bank N.A. and Bank of the West (collectively “Lenders”).  As a result of this non-compliance with financial ratios and the lack of a waiver and/or satisfactory amendment from the Lenders, as of May 2, 2010 the Company reclassified the total balance outstanding under the current credit facility of approximately $25.9 million, along with the $1.2 million interest swap premium liability, as current liabilities on the balance sheet.

On June 21, 2010, we entered into a forbearance and third loan modification agreement (“Forbearance”) with U.S. Bank National Association as agent (“Agent”).  The Forbearance amends the current credit facility and provides that the lenders will forbear from exercising certain rights and remedies under the credit facility as a result of the existing defaults (the “Specified Defaults”) through September 15, 2010 or earlier upon the occurrence of one or more events of default other than the Specified Defaults or a breach by the Company of the Forbearance (“Forbearance Period”).  The Specified Defaults are as follows:  (i) cash flow leverage ratio for the fiscal quarter ending May 2, 2010 required performance was no greater than 3.75 to 1.00, the actual performance was 13.14 to 1.00; (ii) fixed charge coverage ratio for the fiscal quarter ending May 2, 2010 required performance was a minimum of 0.95 to 1.00,  the actual performance was 0.20 to 1.00; and (iii) the minimum working capital requirement as of the fiscal quarter ending May 2, 2010 required performance was $2.5 million, actual performance as a negative $18.2 million.  The Forbearance also identified the requirement for delivery of financial statements and compliance certificate within 45 days as of the end of the fiscal quarter ending May 2, 2010 as a Specified Default, and waived that default provided that the Company provides the financial statements and compliance certificate on the date of the Forbearance.  The Company intends to comply with this waiver.  In addition, the Forbearance Agreement provides, among other things, that effective June 15, 2010 all outstanding balances under the Revolver and Term Loan shall bear interest at the default rate of 3% above the existing rates (“Default Rate”) and payments of such interest shall continue to be paid at the times and in the manner set forth under the current credit facility and upon execution of the Forbearance.  As a result and as of June 15, 2010, the effective rate on the Term Loan is 9.79%, and the effective rate on the Revolver is 5.82%.  The Borrower shall also pay the Agent a forbearance fee in an amount equal to $10 thousand for the ratable benefit of each Lender in immediately available funds.

We may be unable to satisfy or cure these financial ratio covenants and/or the working capital requirement during the Forbearance Period.  Additionally, under the terms of the current credit facility, a collateral shortfall is likely to occur at October 31, 2010.  If we are unable to cure or satisfy the fanancial covenants, obtain waivers, extend the  Forbearance Period, and/or reach a satisfactory agreement with the Lenders by September 15, 2010, the Lenders could elect to declare all amounts outstanding under the current credit facility immediately due and payable, which could ultimately lead to the financial and operational failure of the Company.  As of May 2, 2010, the total balance outstanding under the Current Credit Facility was approximately $25.9 million, which we have reclassified as a current liability on the balance sheet along with the $1.2 million interest swap premium liability.

$1.8 Million Revolver

As contemplated by the Second Amendment, we entered into a Loan Agreement on April 9, 2010 with one of the lenders, Bank of the West, which provides for a $1.8 million revolving credit facility.  Borrowings bear interest at a floating rate equal to the then-current Bank of the West Prime Rate, plus 0.25 percentage points, subject to a minimum interest rate of 4.25%.  The Loan Agreement includes a security interest in funds on deposit in a account with Bank of the West.  All amounts outstanding on the revolver are due on March 31, 2011.  Additionally, regular monthly payments of all accrued but unpaid interest are due on the fifth day of each calendar month, beginning on May 5, 2010.  We expect to draw the entire $1.8 million revolver over the next eleven months to fund certain letters of credit to be issued on our behalf for capital purchase needs of bingo equipment.  As of May 2, 2010, there was no outstanding balance under this revolver.

10.      BUSINESS SEGMENT INFORMATION

Management has identified two operating segments. Each operating segment is considered a reporting segment, which is described as follows:  Bingo Equipment is the design, development, and marketing of interactive electronic bingo systems consisting of portable and fixed-based systems, and VLT / Slot Equipment is the manufacturing and sale of gaming equipment consisting of video lottery terminals (VLT’s) and slot machines.  Previously, the VLT / Slot operating segment was called Box.

The accounting policies of the reporting segments are the same as those described in the summary of significant accounting policies.  We evaluate the performance of these segments based on many factors including sales, sales trends, margins, and operating performance. We allocate costs between the bingo and VLT / Slot segments based on general overhead allocations as well as specific allocations based on actual time and amount spent on each segment.

			(In thousands, except per share amounts)
	13 Weeks Ended	13 Weeks Ended	26 Weeks Ended	26 Weeks Ended
	May 2, 2010	May 3, 2009	May 2, 2010	May 3, 2009
Net Revenue
Bingo Equipment	$8,056	$11,015	$16,095	$21,167
VLT / Slot Equipment	1,599	1,573	1,974	4,127
	$9,655	$12,588	$18,069	$25,294
Net Cost of Revenue
Bingo Equipment	$3,730	$3,751	$6,577	$7,627
VLT / Slot Equipment	2,162	917	2,503	2,509
	$5,892	$4,668	$9,080	$10,136
Net Income/(Loss)
Bingo Equipment	$697	$1,165	$1,031	$1,940
VLT / Slot Equipment	(15,655)	(1,234)	(16,984)	(2,692)
	$(14,958)	$(69)	$(15,953)	$(752)
Depreciation and Amortization
Bingo Equipment	$2,099	$1,734	$3,287	$3,616
VLT / Slot Equipment	268	329	514	656
	$2,367	$2,063	$3,801	$4,272
Interest Expense
Bingo Equipment	$64	$84	$130	$264
VLT / Slot Equipment	283	435	646	1,775
	$347	$519	$776	$2,039

	May 2, 2010	November 1, 2009
Identifiable Assets
Bingo Equipment	$45,097	$47,612
VLT / Slot Equipment	4,276	19,051
	$49,373	$66,663

11.      STOCK BASED COMPENSATION

We grant stock options to our employees for a fixed number of shares with an exercise price equal to the fair value of the shares on the date of the grant. We also grant restricted stock grants valued at the price equal to the fair value of the shares on the date of grant.

For the 13 weeks ended May 2, 2010, we recognized stock-based compensation expense of $168 thousand for stock options and a related tax benefit of $52 thousand for a net cost of $117 thousand.  For the 26 weeks then ended, we recognized stock-based compensation expense of $274 thousand and a related tax benefit of $84 thousand for a net cost of $190 thousand.  For the 13 and 26 weeks ended May 2, 2010, there was an effect of $.01 and $.02 to the basic and diluted earnings per share as a result of recognizing the share-based compensation expense, net of tax.

For the 13 weeks ended May 3, 2009, we recognized stock-based compensation costs of $112 thousand and a related tax benefit of $42 thousand for a net cost of $70 thousand.  For the 26 weeks then ended, we recognized stock-based compensation expense of $204 thousand and a related tax benefit of $76 thousand for a net cost of $128 thousand.  For the 13 and 26 weeks ended May 2, 2009, there was an effect of $.01 to the basic and diluted earnings per share as a result of recognizing the share-based compensation expense, net of tax.

As of May 2, 2010, the total compensation cost related to unvested stock option awards granted to employees under our stock option plan but not recognized was $331 thousand. The cost of each award will be amortized on a straight-line basis over its term, which ranges from two to four years, and will be adjusted for subsequent changes in estimated forfeitures.  As of May 2, 2010, the compensation related to unvested restricted stock awards granted to employees under our stock option plan, but not yet recognized, was $146 thousand.  The cost will be adjusted for subsequent changes in estimated forfeitures.

During the 13 weeks ended May 2, 2010, we granted 65,000 stock options and no restricted stock grants.  For the 13 weeks ended May 3, 2009, we granted 200,000 stock options and 42,500 restricted stock grants.  The awards were valued at market on the grant date. The awards will be amortized on a straight-line basis over the term of the grants.

12.      RELATED PARTY TRANSACTIONS

As of May 2, 2010, there is a balance owing to a member of the board of the Company in the amount of $5.0 thousand, net of discounts. This relates to covering the individual and dependents for medical insurance and expenses until the age of retirement.  This is recorded as a note payable on our consolidated balance sheet.

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
•	Level 3 - Inputs to the valuation that are unobservable inputs for the asset or liability.

Our financial assets measured at fair value on a recurring basis at May 2, 2010, were as follows (in thousands):

	Fair Value Measurement Using
		Significant
	Quoted prices in	other	Significant
	active markets	observable	unobservable
	for identical assets	inputs	inputs
Description	(Level 1)	(Level 2)	(Level 3)	Total
Cash and cash equivalents	$2,517	$-	$-	$2,517
Auction rate securities	287	-	174	461
Total	$2,804	$-	$174	$2,978

14.      SUBSEQUENT EVENTS

We have evaluated subsequent events through the date of this report on Form 10-Q was filed with the U.S. Securities and Exchange Commission.

Rocky Mountain Industries, LLC - In March 2010, we began discussions with Rocky Mountain Industries, LLC (“RMI”) to amend certain terms and provisions in our 2008 purchase, sale, and development agreement.  The discussions began as a result of delays by us in the custom development and regulatory submission of this project primarily due to changes to the product requirements and specifications made by RMI.  We continue to engage in discussions with RMI regarding certain amendments to the agreement, including, among other things, a defined delivery schedule of both regulatory approval of the software and delivery and installation of the gaming devices, a reduction in the number of units for the initial order and an increase in the unit purchase price.  At this time, a formal amendment has not been executed between the Company and RMI.  However, management anticipates that the amendment will result in a reduction of the aggregate amount of revenues the Company expects to realize under the current agreement

Auction Rate Securities (ARS) - On June 3, 2010, we sold three of the remaining ARS for approximately $801 thousand in cash.  Accordingly, we reclassified the $287 thousand net carrying value of these ARS from long-term to short-term investments as of May 2, 2010, and a gain of $514 thousand will be recorded in the third quarter of 2010 on the sale of these assets.  The net carrying value of our remaining ARS classified as long-term investments at May 2, 2010 was $174 thousand.

Summit Amusement & Distributing, Ltd. - In March 2007, we completed our purchase of substantially all of the assets of Summit Amusement & Distributing, Ltd. (“Summit”), pursuant to an Asset Purchase Agreement entered into on August 30, 2006 (the “Agreement”).  The purchase price paid for these assets was subject to adjustment based upon a computation of Summit’s net working capital balance as of March 28, 2007.  A dispute arose between the companies with respect to the closing net working capital amount as defined in the Agreement.  Pursuant to the provisions of the Agreement, the parties submitted the dispute to binding arbitration before an independent public accounting firm, during the second quarter of fiscal 2010.

On June 11, 2010, the arbitrator rendered a determination as to the disputed portions of the net working capital balance in our favor.  As a result of the arbitrator’s determination and pursuant to the provisions of the Agreement, Summit is required to pay us $1.4 million (which includes 100% of the adjustment amount in dispute) by June 18, 2010.  We received this payment June 17, 2010.

Credit Agreement – See Note 9 (Credit Agreements).

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

This document includes various “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which represent our expectations or beliefs concerning future events. Statements containing expressions such as “believes,” “anticipates,” or “expects,” used in our press releases and periodic reports on Forms 10-K and 10-Q filed with the SEC, are intended to identify forward-looking statements. All forward-looking statements involve risks and uncertainties. Although we believe our expectations are based upon reasonable assumptions within the bounds of our knowledge of our business and operations, there can be no assurances that actual results will not differ materially from expected results. We caution that these and similar statements included in this report are further qualified by important factors that could cause actual results to differ materially from those in the forward-looking statements. Such factors include those discussed under the heading “Risk Factors” in Item 1A of Part II of this Form 10-Q and our Annual Report on Form 10-K for the 52 weeks ended November 1, 2009. Readers are cautioned not to place undue reliance on forward-looking statements, which speak only as of the date thereof. We undertake no obligation to publicly release any revisions to such forward-looking statements to reflect events or circumstances after the date hereof.

OVERVIEW

We are a global gaming technology company dedicated to the development and manufacturing of gaming entertainment products and systems. We hold a significant position in the North American bingo market with our interactive electronic bingo systems, portable and fixed-based gaming units, and complete hall management modules.  We also hold a significant position in select North American VLT markets, primarily Montana, Louisiana, and South Dakota, where we offer video lottery terminals and related gaming equipment and software.  We also offer Class III slot machines and server-based gaming systems.

Business Segments

Bingo - As of May 2, 2010, we had bingo systems in service in 41 states, various Native American locations and the United Kingdom, Canada, and Japan.  We currently market portable bingo systems that can be played anywhere within the bingo hall and fixed-based units with touch screen activated monitors.  We have portable and fixed-based bingo terminals operating in charitable, Native American, commercial, and military bingo halls.  Both our portable and fixed-base bingo systems display electronic bingo card images for each bingo game.  Our electronic bingo terminals enable players to play substantially more bingo cards than they can play on paper cards, typically leading to greater spend per player and higher profits per bingo session for the bingo operator.  We typically enter into one to three year contracts with bingo operators.  In addition to bingo systems and player terminals, we develop and market exclusive bingo based speed games namely our:  Big, Bad Bingo ™ or “B3™”, which currently can be played on fixed-based terminals and is expected to be offered on one of our portable bingo systems during the third quarter of fiscal 2010.

As part of our bingo segment, we have developed a wireless server-based gaming system, GameTech Elite®, which will enable us to offer Class III game content on portable player terminals and other cutting edge server-based applications for casino and Native American gaming markets.  We are, however, presently focused on utilizing this server-based gaming technology to improve and enhance our traditional bingo market applications.  This development has also caused management to evaluate the cost benefit surrounding the future development and deployment of the GameTech Mini unit and decided to discontinue this product line.  In 2009, we completed the development of a particular configuration of our GameTech Elite® server-based system, which is now the core operating system for our bingo platform.  This product, which is known as the GameTech Edge Bingo System™, was successfully installed in the summer of 2009.

VLT / Slot – We also manufacture and sell video lottery terminals (VLT’s) and related software, collectively called the “VLT / Slot business”.  We entered the VLT / Slot business on March 28, 2007 with our acquisition of substantially all of the assets of Summit Amusement & Distributing, Ltd.  VLT’s allow a person to play a state’s lottery games on a video terminal.  These machines are typically sold to VLT route operators, Native American casinos, bar/tavern gaming operators, and distributors on both a machine purchase and revenue participation basis.  In 2008, we received license approvals from Nevada Gaming Commission for the manufacture and distribution of gaming devices and for the operation of inter-casino linked systems, which will allow us to utilize our gaming platforms to expand into new markets including Class II and Class III gaming markets with existing, newly developed, and acquired gaming content from third party developers.

Traditionally, our core VLT/Slot markets have been the states of Montana, Louisiana, and South Dakota.  Much of our focus to date this year has been on the expansion of our product offerings for these markets, with the addition of several new game suites comprised of video poker, keno, and spinning reel game titles.  We have also increased our focus on new market openings to generate growth.  These new market opportunities are largely a result of state governments looking to VLT’s to provide tax revenues to address budgetary concerns. The extent and timing of these new VLT market opportunities are uncertain, as is our ability to obtain the necessary regulatory licenses to operate in these markets and our ability to contribute the capital and other resources that will be required to participate in these new markets.  Additionally, our ability to devote the resources necessary to obtain licensing and gain market share in these markets depends in large part on our ability to generate increased cash and/or raise additional capital.  See Item 1A of Part II “Risk Factors” for additional information.

Revenue

For the 13 weeks ended May 2, 2010, our revenue from VLT / Slot business sales equaled 16.6% of total revenue, lease revenue from our portable bingo systems equaled 65.8% of total revenue, and lease revenue from fixed-based bingo units equaled 17.6% of total revenue.

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

VLT / Slot – Our VLT / Slot business generates revenue from the sale of VLT’s and Slots (new and used), software conversion kits, content fees, license fees, participation fees, parts, and services. For the 13 weeks ended May 2, 2010 and 13 weeks ended May 3, 2009, 94.9% and 92.3%, respectively, of our VLT / Slot business sales were derived from the sale of new and used equipment, conversion kits, and parts.  In some instances, we recognize recurring participation revenue in lieu of a one-time machine sale. Increasing market share in existing markets and expanding product placement into new markets drive revenue growth.

Expenses

Our bingo and VLT / Slot expenses consist primarily of cost of revenue, general and administrative expense, sales and marketing expense, and research and development expense.  Cost of revenue consists of expenses associated with technical and operational support of the bingo systems in bingo halls, depreciation and amortization of bingo terminals, cost of sales related to equipment sold, and repair/refurbishment/disposal costs of bingo terminals and related support equipment.  During the second quarter ending May 2, 2010, management initiated a more focused product development plan in anticipation of being able to maximize the financial benefits of market opportunities that are near term.  As such, certain products and inventory primarily related to specific development for Class III server-based gaming and an older VLT platform were deemed obsolete or in excess of revised forecasted needs.  This resulted in recording expenses within cost of revenue during the second quarter ending May 2, 2010 for accelerated depreciation of $839 thousand against certain equipment, and an inventory obsolescence reserve of $1.13 million.  General and administrative costs consist of expenses associated with management of our company and the related support; including finance and accounting, legal, compliance, information systems, human resources, allowance for doubtful accounts receivable, and amortization of intangible assets acquired from the Summit acquisition.  Sales and marketing expenses consist primarily of commissions and co-op marketing funds paid to distributors for promoting and supporting our products, and compensation paid to our internal sales force to manage existing customers, to generate new customers, and sell additional and upgraded equipment.  Research and development costs consist of company-sponsored activities to provide customers with new or enhanced games or game themes for our VLT and slot machines and improved bingo terminals.

Product Development

In the second quarter of fiscal 2010, our product development efforts on the bingo side of our business were focused on enhancing both our bingo system and player terminal offerings.  Much of these efforts we centered on the development of the GameTech Explorer, which is a new state-of-the-art wireless bingo device.  The GameTech Explorer is expected to be available to our customers during the third quarter of fiscal 2010.  Additionally, we focused on new feature-rich versions of our GameTech Edge Bingo System™.  A new version of our GameTech Edge Bingo System™ specifically designed for charitable gaming operators was beta-tested and subsequently released for sale during the second quarter of fiscal 2010.  Continued development of the GameTech Edge Bingo System™ has been ongoing with several new versions expected to be released during the third quarter of fiscal 2010.  Our recent development efforts have also evolved beyond a focus on our product platforms and have shifted to providing exciting new bingo games, as well.  We plan on completing several new games for our fixed base bingo player stations as well as our GameTech Explorer during the third and fourth quarters of fiscal 2010.

On the VLT/Slot side of our business we have focused on the development of products specifically designed for several new markets as well as providing new and improved platforms and game content to our existing markets.  During the second quarter of fiscal 2010, we completed the development of a large custom project  for the Montana market, which was also submitted for regulatory approval in the second quarter of fiscal 2010.  Further development was accomplished during the second quarter of fiscal 2010 on a new product for the West Virginia VLT market.  This new West Virginia VLT product will be available by the end of fiscal 2010.   We have also been developing VLT products and market specific games for the state of Illinois, which recently passed legislation that will authorize VLTS in bars, taverns, and truck stops.  However, our ability to continue to develop these products in order to penetrate new markets, including Illinois, largely depending on our ability to generate increased cash and/or raise additional capital.  See Item 1A of Part II “Risk Factors” for additional information.

Financial Performance

For the 13 weeks ended May 2, 2010, we recorded a tax provision of $11.9 million against a pre-tax loss of $3.0 million, which brought our net loss to $15.0 million or a loss of $1.26 per share.  The net loss of $15.0 million for the 13 weeks ended May 2, 2010, is an increase of $14.9 million from the net loss of $0.1 million for the 13 weeks ended May 3, 2009.  $12.8 million of the $11.9 million tax provision is due to a valuation allowance of the deferred tax asset.  Management’s decision to reserve for 100% of its deferred tax asset balances is primarily due to the continued operating losses for the VLT business unit, increased year-over-year reported market declines in certain existing VLT jurisdictions that the Company sells in, as well as increasing competitive pressures in Louisiana and the unknown impact to the economy from the recent major oil spill in the Gulf of Mexico.  This was partially offset by a current provision for tax benefits of approximately $0.8 million against current year operating losses.  A current income taxes receivable has been recorded for this amount given the Company’s ability in fiscal 2010 to carry back income tax losses for five years under the American Recovery and Reinvestment Act of 2009. Although general and administrative (“G&A”) expense for the second quarter 2010 were relatively flat, there were cost reductions due to reduced headcount and bonuses, lowered facilities costs from owning versus renting, a decrease in intangible amortization due to the previous write-off of the gaming library related to the Summit acquisition, and lower accounting fees.  Sales and marketing expense decreased for the second quarter of 2010 compared to prior year due to a decrease in salesman and distributor commissions relative to lower revenue as well as decreased promotion costs.

For the 26 weeks ended May 2, 2010, we recorded a tax provision of $11.3 million against a pre-tax loss of $4.6 million, which brought our net loss to $16.0 million or a loss of $1.35 per share.  The net loss of $16.0 million for the 26 weeks ended May 2, 2010, is an increase of $15.2 million from the net loss of $0.8 million for the 26 weeks ended May 3, 2009.  $12.8 million of the $11.3 million tax provision is due to a valuation allowance of the deferred tax asset.  Please refer to above paragraph for an explanation of management’s reasoning in recording this allowance, along with an explanation for the offsetting year-to-date provision for a tax benefit of approximately $1.5 million.  General and administrative (“G&A”) expense for the 26 weeks ended May 2, 2010 was relatively flat compared to the 26 weeks ended May 3, 2009.  Sales and marketing expense decreased for the first half of fiscal 2010 compared to the prior year period due to a decrease in salesman and distributor commissions relative to lower revenue as well as decreased promotion costs.

Subsequent Events

Rocky Mountain Industries, LLC - In March 2010, we began discussions with Rocky Mountain Industries, LLC (“RMI”) to amend certain terms and provisions in our 2008 purchase, sale, and development agreement.  The discussions began as a result of delays by us in the custom development and regulatory submission of this project primarily due to changes to the product requirements and specifications made by RMI.  During April 2010, we submitted the product developed under this agreement to the relevant regulatory agency for approval.  We continue to engage in discussions with RMI regarding certain amendments to the agreement, including, among other things, a defined delivery schedule of both regulatory approval of the software and delivery and installation of the gaming devices, a reduction in the number of units for the initial order and an increase in the unit purchase price.  At this time, a formal amendment has not been executed between the Company and RMI.  However, management anticipates that the amendment will result in a reduction of the aggregate amount of revenues and will delay the timing of revenues and cash flows that the Company expects to realize under the current agreement.

Auction Rate Securities (ARS) - During the third quarter of fiscal 2010, we solicited a tender offer for three of the seven ARS in our investment portfolio and sold them for approximately $801 thousand in cash.  Accordingly, we reclassified the $287 thousand net carrying value of these three ARS from long term to short-term investments as of May 2, 2010, and a gain of $514 thousand will be recorded in the third quarter of 2010 on these sale of the assets.  The balance remaining in the long-term investments at May 2, 2010 was $174 thousand.

Summit Amusement & Distributing, Ltd. - In March 2007, we completed our purchase of substantially all of the assets of Summit Amusement & Distributing, Ltd. (“Summit”), pursuant to an Asset Purchase Agreement entered into on August 30, 2006 (the “Agreement”).  The purchase price paid for these assets was subject to adjustment based upon a computation of Summit’s net working capital balance as of March 28, 2007.  A dispute arose between the companies with respect to the closing net working capital amount as defined in the Agreement.  Pursuant to the provisions of the Agreement, the parties submitted the dispute to binding arbitration before an independent public accounting firm, during the second quarter of fiscal 2010.

On June 11, 2010, the arbitrator rendered a determination as to the disputed portions of the net working capital balance in our favor.  As a result of the arbitrator’s determination and pursuant to the provisions of the Agreement, Summit is required to pay us $1.4 million by June 18, 2010.  We received this payment Jenu 17, 2010.

Credit Agreement – As of  May 2, 2010, we determined that we were not in compliance with the cash-flow coverage ratio and fixed charge coverage ratio covenants contained in the Second Amended Senior Secured Credit Facility (the “Current Credit Facility”), with U.S. Bank N.A. and Bank of the West (collectively “Lenders”).  As a result of this non-compliance with financial ratios and the lack of a waiver and/or satisfactory amendment from the Lenders, as of May 2, 2010 the Company reclassified the total balance outstanding under the current credit facility of approximately $25.9 million, along with the $1.2 million interest swap premium liability, as current liabilities on the balance sheet.

On June 21, 2010, we entered into a forbearance and third loan modification agreement (“Forbearance”) with U.S. Bank National Association as agent (“Agent”).  The Forbearance amends the current credit facility and provides that the lenders will forbear from exercising certain rights and remedies under the credit facility as a result of the existing defaults (the “Specified Defaults”) through September 15, 2010 or earlier upon the occurrence of one or more events of default other than the Specified Defaults or a breach by the Company of the Forbearance (“Forbearance Period”).  The Specified Defaults are as follows:  (i) cash flow leverage ratio for the fiscal quarter ending May 2, 2010 required performance was no greater than 3.75 to 1.00, the actual performance was 13.14 to 1.00; (ii) fixed charge coverage ratio for the fiscal quarter ending May 2, 2010 required performance was a minimum of 0.95 to 1.00,  the actual performance was 0.20 to 1.00; and (iii) the minimum working capital requirement as of the fiscal quarter ending May 2, 2010 required performance was $2.5 million, actual performance as a negative $18.2 million.  The Forbearance also identified the requirement for delivery of financial statements and compliance certificate within 45 days as of the end of the fiscal quarter ending May 2, 2010 as a Specified Default, and waived that default provided that the Company provides the financial statements and compliance certificate on the date of the Forbearance.  The Company intends to comply with this waiver.  In addition, the Forbearance Agreement provides, among other things, that all outstanding balances under the Revolver and Term Loan shall bear interest at the default rate of 3% above the existing rates (“Default Rate”) and payments of such interest shall continue to be paid at the times and in the manner set forth under the current credit facility and upon execution of the Forbearance.  The Borrower shall pay the Agent a forbearance fee in an amount equal to $10 thousand for the ratable benefit of each Lender in immediately available funds.

We may be unable to satisfy or cure these financial ratio covenants and/or the working capital requirement during the Forbearance Period.  Additionally, under the terms of the current credit facility, a collateral shortfall is likely to occur at October 31, 2010.  If we are unable to cure or satisfy the financial covenants, obtain waivers, extend the  Forbearance Period, and/or reach a satisfactory agreement with the Lenders by September 15, 2010, the Lenders could elect to declare all amounts outstanding under the current credit facility immediately due and payable, which could ultimately lead to the financial and operational failure of the Company.  As of May 2, 2010, the total balance outstanding under the Current Credit Facility was approximately $25.9 million, which we have reclassified as a current liability on the balance sheet along with the $1.2 million interest swap premium liability.

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

RESULTS OF OPERATIONS

13 Weeks Ended May 2, 2010, compared to the 13 Weeks Ended May 3, 2009

The following table sets forth certain selected unaudited condensed consolidated financial data for the periods indicated:

	13 Weeks Ended May 2, 2010 and 13 Weeks Ended May 3, 2009
	(In Thousands)
	Bingo Equipment				VLT / Slot Equipment
	13 Weeks	13 Weeks	$ Change	% Change	13 Weeks	13 Weeks	$ Change	% Change
	Ended	Ended	Favorable/	Favorable/	Ended	Ended	Favorable/	Favorable/
	5/2/2010	5/3/2009	(Unfavorable)	(Unfavorable)	5/2/2010	5/3/2009	(Unfavorable)	(Unfavorable)
Net Revenue	$8,056	$11,015	$(2,959)	-26.9%	$1,599	$1,573	$26	1.7%
Cost of Revenue	3,730	3,751	21	0.6%	2,162	917	(1,245)	-135.8%
Gross Profit (Loss)	$4,326	$7,264	$(2,938)	-40.4%	$(563)	$656	$(1,219)	-185.8%
Operating Expenses:
General and administrative	1,316	1,888	572	30.3%	1,432	1,084	(348)	-32.1%
Sales and marketing	2,084	2,963	879	29.7%	467	376	(91)	-24.2%
Research and development	865	565	(300)	-53.1%	942	746	(196)	-26.3%
(Gain) on sale of bingo equipment	(633)	-	633	0.0%	-	-	-	0.0%
Total operating expenses	3,632	5,416	1,784	32.9%	2,841	2,206	(635)	-28.8%
Income (loss) from operations	$694	$1,848	$(1,154)	-62.4%	$(3,404)	$(1,550)	$(1,854)	-119.6%

Interest expense	(64)	(84)	20	23.8%	(283)	(435)	152	34.9%
Other income (expense), net	43	71	(28)	-39.4%	(1)	4	(5)	-125.0%
Income (loss) before income taxes	$673	$1,835	$(1,162)	-63.3%	$(3,688)	$(1,981)	$(1,707)	-86.2%
Provision (benefit) for income taxes	(24)	670	694	103.6%	11,967	(747)	(12,714)	-1702.0%
Net income (loss)	$697	$1,165	$(468)	-40.2%	$(15,655)	$(1,234)	$(14,421)	-1168.6%

Net Revenue

Bingo net revenue decreased $3.0 million for the 13 weeks ended May 2, 2010, or 26.9%, to $8.1 million from $11.0 million for the 13 weeks ended May 3, 2009. The decrease in bingo net revenue is primarily due to hall closures from both adverse economic conditions and regulatory changes, in addition to price adjustments from competition in regional markets.

VLT / Slot net revenues increased $26 thousand for the 13 weeks ended May 2, 2010, or 1.7%, to $1.6 million and was relatively flat compared to the 13 weeks ended May 3, 2009.

Cost of Revenue

Bingo cost of revenue was relatively flat for the 13 weeks ended May 2, 2010 compared to the 13 weeks ended May 3, 2009.  A $403 thousand reduction in labor to align the costs to lower business volume and $654 thousand reduction in current depreciation expense as the Traveler and Tracker become full depreciated, offset by accelerated depreciation of $839 thousand against certain equipment associated with development programs that were discontinued in the second quarter of fiscal 2010 and increased amortization of $225 thousand related to the acquired license rights for the Explorer.

VLT / Slot cost of revenue increased 135.8% to $2.2 million for the 13 weeks ended May 2, 2010, from $0.9 million for the 13 weeks ended May 3, 2009. The increase in cost of revenue is primarily related to the inventory obsolescence reserve of $1.13 million recorded in the second quarter of fiscal 2010 related to management’s decision to discontinue developing or supporting certain product platforms and software systems.

Gross Profit

Bingo gross profit decreased 40.4% to $4.3 million for the 13 weeks ended May 2, 2010, from $7.3 million for the 13 weeks ended May 3, 2009.  Bingo gross margin decreased to 53.7% of net revenue for the 13 weeks ended May 2, 2010, from 65.9% of net revenue for the 13 weeks ended May 3, 2009. The 12.2 point decrease in bingo gross margin is related to the increase in cost of revenue from accelerated depreciation on obsolete inventory and amortization costs for the licensing of new products to be launched in the third or fourth quarter of fiscal 2010.

VLT / Slot gross profit (loss) decreased 185.8% to ($563) thousand for the 13 weeks ended May 2, 2010, from $656 thousand for the 13 weeks ended May 3, 2009.   VLT / Slot gross margin decreased 76.9 points to (35.2%) of net revenue for the 13 weeks ended May 2, 2010, from 41.7% of net revenue for the 13 weeks ended May 3, 2009.  The decrease in VLT / slot gross profit and margin is due to the inventory obsolescence reserve of $1.13 million recorded in the second quarter of fiscal 2010 as described above in cost of revenue.

Operating Expenses

Bingo general and administrative costs decreased 30.3% to $1.3 million or 16.3% of net revenue for the 13 weeks ended May 2, 2010, from $1.9 million, or 17.1% of net revenue for the 13 weeks ended May 3, 2009. The decrease in costs is primarily due to facility costs in the prior year related to the move to our new headquarters, along with lower bad debt expense for the second quarter of fiscal 2010.

VLT / slot general and administrative costs increased 32.1% or $0.3 million to $1.4 million for the 13 weeks ended May 2, 2010 as compared to $1.1 million for the 13 weeks ended May 3, 2009.  The increase is primarily due to an increase in bad debt expense to reserve for a customer satisfaction credit of $360 thousand we plan to issue in the third quarter of fiscal 2010.

Bingo sales and marketing expenses were $2.1 million for the 13 weeks ended May 2, 2010, a decrease of 29.7% or $0.9 million compared to the 13 weeks ended May 3, 2009.  This decrease is primarily due to the reduced salesman and distributor commissions directly related to lower revenues described above.

VLT / slot sales and marketing expenses were $0.5 million for the 13 weeks ended May 2, 2010, representing an increase of 24.2% or $0.1 million over the 13 weeks ended May 3, 2009.  This increase is primarily due to increased marketing and promotion costs related to supporting the release of new VLT product in Louisiana.

Bingo research and development expenses increased $0.3 million to $0.9 million for the 13 weeks ended May 2, 2010 compared to $0.6 million for the 13 weeks ended May 3, 2009.  The increased costs are related to additional development costs to support new systems and electronic products.

VLT / slot research and development expenses increased $0.2 million to $0.9 million for the 13 weeks ended May 2, 2010 compared to $0.7 million for the 13 weeks ended May 3, 2009.  The increased costs are related to additional development costs as we prepare for new products to existing markets, and prepare to enter new markets.

Gain on Sale of Bingo Equipment

We recorded a gain on sale of bingo equipment of $633 thousand for the 13 weeks ended May 2, 2010 for the sale of Traveler bingo units and related support equipment to a distributor.  This sale resulted in a decrease in operating expenses.  There was no comparable sale in the same period for the prior year.

Interest Expense

Interest expense was $0.3 million for the 13 weeks ended May 2, 2010, compared to $0.5 million for the 13 weeks ended May 3, 2009, a decrease of $0.2 million. The decrease is directly related to a reduction in outstanding principal on bank debt.

26 Weeks Ended May 2, 2010, compared to the 26 Weeks Ended May 3, 2009

The following table sets forth certain selected unaudited condensed consolidated financial data for the periods indicated:

	26 Weeks Ended May 2, 2010 and 26 Weeks Ended May 3, 2009
	(In Thousands)
	Bingo Equipment				VLT / Slot Equipment
	26 Weeks	26 Weeks	$ Change	% Change	26 Weeks	26 Weeks	$ Change	% Change
	Ended	Ended	Favorable/	Favorable/	Ended	Ended	Favorable/	Favorable/
	5/2/2010	5/3/2009	(Unfavorable)	(Unfavorable)	5/2/2010	5/3/2009	(Unfavorable)	(Unfavorable)
Net Revenue	$16,095	$21,167	$(5,072)	-24.0%	$1,974	$4,127	$(2,153)	-52.2%
Cost of Revenue	6,577	7,627	1,050	13.8%	2,503	2,509	6	0.2%
Gross Profit (Loss)	$9,518	$13,540	$(4,022)	-29.7%	$(529)	$1,618	$(2,147)	-132.7%
Operating Expenses:
General and administrative	3,368	3,527	159	4.5%	2,268	2,270	2	0.1%
Sales and marketing	4,316	5,258	942	17.9%	876	719	(157)	-21.8%
Research and development	1,630	1,441	(189)	-13.1%	1,536	1,262	(274)	-21.7%
(Gain) on sale of bingo equipment	(633)	-	633	0.0%	-	-	-	0.0%
Total operating expenses	8,681	10,226	1,545	15.1%	4,680	4,251	(429)	-10.1%
Income (loss) from operations	$837	$3,314	$(2,477)	-74.7%	$(5,209)	$(2,633)	$(2,576)	-97.8%

Interest expense	(130)	(264)	134	50.8%	(646)	(1,775)	1,129	63.6%
Other income (expense), net	511	121	390	322.3%	(1)	9	(10)	-111.1%
Income (loss) before income taxes	$1,218	$3,171	$(1,953)	-61.6%	$(5,856)	$(4,399)	$(1,457)	-33.1%
Provision (benefit) for income taxes	187	1,231	1,044	84.8%	11,128	(1,707)	(12,835)	-751.9%
Net income (loss)	$1,031	$1,940	$(909)	-46.9%	$(16,984)	$(2,692)	$(14,292)	-530.9%

Net Revenue

Bingo net revenue decreased $5.1 million for the 26 weeks ended May 2, 2010, or 24.0%, to $16.1 million from $21.2 million for the 26 weeks ended May 3, 2009. The decrease in bingo net revenue is primarily due to hall closures from both adverse economic conditions and regulatory changes, in addition to price adjustments from competition in regional markets.

VLT / slot net revenues decreased $2.2 million for the 26 weeks ended May 2, 2010, or 52.2%, to $2.0 million from $4.1 million for the 26 weeks ended May 3, 2009.  The decrease is primarily due to higher proportion of software conversion kits being sold during the first 26 weeks of fiscal 2010 as compared to more cabinets and complete VLT units being sold during the first 26 weeks of fiscal 2009.

Cost of Revenue

Bingo cost of revenue decreased 13.8% to $6.6 million for the 26 weeks ended May 2, 2010, from $7.6 million for the 26 weeks ended May 3, 2009. The decrease in cost of revenue is primarily due to reductions in service and operations labor to align our costs to lower business levels.

VLT / slot cost of revenue of $2.5 million for the 26 weeks ended May 2, 2010 was flat as compared to the 26 weeks ended May 3, 2009.  The lower product cost of $1.1 million related to a decrease in revenue was offset by the inventory obsolescence reserve of $1.13 million recorded in the second quarter of fiscal 2010 related to management’s decision to discontinue developing or supporting certain product platforms and software systems.

Gross Profit

Bingo gross profit decreased 29.7% to $9.5 million for the 26 weeks ended May 2, 2010, from $13.5 million for the 26 weeks ended May 3, 2009.  Bingo gross margin decreased to 59.1% of net revenue for the 26 weeks ended May 2, 2010, from 64.0% of net revenue for the 26 weeks ended May 3, 2009. The 4.9 point decrease in bingo gross margin is primarily related to $839 thousand of accelerated depreciation of the Mini resulting from management’s decision in the second quarter of fiscal 2010 to discontinue development of this product line.

VLT / slot gross profit (loss) decreased 132.7% to ($529) thousand for the 26 weeks ended May 2, 2010, from $1,618 thousand for the 26 weeks ended May 3, 2009.   VLT / slot gross margin decreased 65.2 points to (26.8%) of net revenue for the 26 weeks ended May 2, 2010, from 39.2% of net revenue for the 26 weeks ended May 3, 2009.  The decrease in VLT / slot gross profit and margin is primarily due to lower revenues and the inventory obsolescence reserve of $1.13 million recorded in the second quarter of fiscal 2010 related to management’s decision to discontinue developing or supporting certain product platforms and software systems.

Operating Expenses

Bingo general and administrative costs decreased 4.5% to $3.4 million or 20.9% of net revenue for the 26 weeks ended May 2, 2010, from $3.5 million, or 16.7% of net revenue for the 26 weeks ended May 3, 2009. The decrease is primarily a result of high facility costs incurred during the 26 weeks ended May 3, 2009 related to the move to our new headquarters offset in part by increased legal fees related to the Trend litigation during the first 26 weeks of fiscal 2010.

VLT / slot general and administrative costs of $2.3 million for the 26 weeks ended May 2, 2010 were flat compared to the 26 weeks ended May 3, 2009.

Bingo sales and marketing expenses were $4.3 million for the 26 weeks ended May 2, 2010, a decrease of 17.9%, or $0.9 million, compared to the 26 weeks ended May 3, 2009.  This decrease is due to lower salesman and distributor commissions directly related to lower revenues as described above.

VLT / slot sales and marketing expenses were $0.9 million for the 26 weeks ended May 2, 2010, representing an increase of 21.8% or $0.2 million over the 26 weeks ended May 3, 2009.  This increase is primarily due to increased marketing and promotion costs related to supporting the release of new VLT product in Louisiana.

Bingo research and development expenses increased $0.2 million to $1.6 million for the 26 weeks ended May 2, 2010 compared to $1.4 million for the 26 weeks ended May 3, 2009.  The increased costs are related to additional development costs to support the new systems and electronic products expected to be released in select markets during the third and fourth quarters of fiscal 2010.

VLT / slot research and development expenses increased $0.2 million to $1.5 million for the 26 weeks ended May 2, 2010 compared to $1.3 million for the 26 weeks ended May 3, 2009.  The increased costs are related to additional development costs as we prepare to get new products to existing markets, and attempt to enter new markets.

Gain on Sale of Bingo Equipment

We recorded a gain on sale of bingo equipment of $633 thousand for the 26 weeks ended May 2, 2010 for the sale of Traveler bingo units and related support equipment to a distributor.  This sale resulted in a decrease in operating expenses.  There was no comparable sale in the same period for the prior year.

Interest Expense

Interest expense was $0.8 million for the 26 weeks ended May 2, 2010, compared to $2.0 million for the 26 weeks ended May 3, 2009, a decrease of $1.2 million. The decrease is from a $1.1 million non-cash expense to adjust for the value of the interest rate swap contract in the first quarter of 2009 and a reduction in outstanding principal on bank debt.

LIQUIDITY AND CAPITAL RESOURCES

We have funded our operations to date primarily through cash from operations and debt financing activities. This capital is for operations, research and development, capital expenditures of equipment and associated support and software. As of May 2, 2010 and November 1, 2009, we had a working capital balance of ($18.3) million and $7.6 million, respectively. The decrease in working capital for the 26 weeks ended May 2, 2010 was primarily due to the reclass of the outstanding principal balance on our term loan of approximately $21.9 million from long-term to short-term, increases in payables, and decreases in inventory and deferred tax assets.  As of May 2, 2010, our principal sources of liquidity included cash and cash equivalents of $2.5 million and a $750 thousand revolving credit facility. On December 31, 2009, we borrowed the full $750 thousand of availability on the revolving credit facility.  Additionally, the credit facility as amended allows for one of the lenders to provide the Company with a line of credit up to $1.8 million.

Operating activities provided $2.1 million of cash for the 26 weeks ended May 2, 2010 compared with $6.2 million for the 26 weeks ended May 3, 2009. The decline in operating cash flow is primarily due to a decrease in revenues.  The $2.1 million consisted of a net loss of $15.9 million, adjusted positively by $5.3 million for depreciation, amortization, obsolescence provisions, and loss on disposal of equipment, valuation allowance for deferred taxes of $13.5 million, and a $0.5 million deposit from Trend litigation funds.  During the 26 weeks ended May 3, 2009, the $6.2 million consisted of a net loss of $0.8 million, adjusted positively by $4.1 million for depreciation, amortization, obsolescence provisions, and loss on disposal of equipment, $0.9 million for the non-cash interest rate swap, and $1.5 million provided by other net changes in operating assets and liabilities.

Investing activities used approximately $1.4 million of cash during the 26 weeks ended May 2, 2010 compared to a use of $3.5 million during the 26 weeks ended May 3, 2009. The $1.4 million consisted of $0.5 million proceeds from the sale of an auction rate security, offset in part by $1.0 million of capital expenditures, and the acquisition of intangibles of $0.9 million primarily for the purchase of a license to manufacture and distribute a portable hand-held gaming device.  During the 26 weeks ended May 3, 2009, the use of $3.5 million consisted of $6.2 million of capital expenditures, offset by use of $2.6 million of restricted cash to fund capital spending on the improvements for our new headquarters.

Financing activities used $1.5 million during the 26 weeks ended May 2, 2010 compared to $2.4 million during the 26 weeks ended May 3, 2009. The $1.5 million used during the 26 weeks ended May 2, 2010 consisted of $2.3 million used to pay long-term debt, offset by proceeds from borrowings under our revolving credit facility of $0.8 million. The $2.4 million used during the 26 weeks ended May 3, 2009 was for the payment on long-term debt.

Our current credit facility as amended through March 16, 2010 provides a total of $38.75 million of financing, $38.0 million of which is in the form of a term loan and $750 thousand of which is in the form of a revolving line of credit.  Additionally, the credit facility as amended allows for one of the lenders to provide the Company with a line of credit or letters of credit up to $1.8 million, in the aggregate that will be secured by funds on deposit. Initial proceeds from the current credit facility were used to refinance our prior credit facility, acquire real property, and for general corporate purposes.  The term loan matures on August 28, 2013 with monthly interest payments based upon one-month LIBOR rate plus 2.80% and quarterly principal payments of approximately $1.1 million until the loan matures.  The revolver matures on August 31, 2010, with monthly interest-only payments due on the last day of each month with an interest rate of either (i) upon notice to Agent, the Base Rate from time to time, as and when such rate changes (a “Base Rate Loan”); or (ii) 1, 2, 3, 6, or 12-month LIBOR rate plus 2.5%. With respect to the term loan, we entered into an interest rate swap agreement which exchanged the variable one-month LIBOR rate for a fixed LIBOR rate of 3.99% per annum effective August 22, 2008 through the maturity of the loan.

As contemplated by the Second Amendment, we entered into a Loan Agreement on April 9, 2010 with one of the lenders, Bank of the West, which provides for a $1.8 million revolving credit facility.  Borrowings bear interest at a floating rate equal to the then-current Bank of the West Prime Rate, plus 0.25 percentage points, subject to a minimum interest rate of 4.25%.  The Loan Agreement includes a security interest in funds on deposit in a account with Bank of the West.  All amounts outstanding on the revolver are due on March 31, 2011.  Additionally, regular monthly payments of all accrued but unpaid interest are due on the fifth day of each calendar month, beginning on May 5, 2010.  We expect to draw the entire $1.8 million revolver over the next eleven months to fund certain letters of credit to be issued on our behalf for capital purchase needs of bingo equipment.  As of May 2, 2010, there was no outstanding balance under this revolver.

As of  May 2, 2010, we determined that we were not in compliance with the cash-flow coverage ratio and fixed charge coverage ratio covenants contained in the Second Amended Senior Secured Credit Facility (the “Current Credit Facility”), with U.S. Bank N.A. and Bank of the West (collectively “Lenders”).  As a result of this non-compliance with financial ratios and the lack of a waiver and/or satisfactory amendment from the Lenders, as of May 2, 2010 the Company reclassified the total balance outstanding under the current credit facility of approximately $25.9 million, along with the $1.2 million interest swap premium liability, as current liabilities on the balance sheet.

On June 21, 2010, we entered into a forbearance and third loan modification agreement (“Forbearance”) with U.S. Bank National Association as agent (“Agent”).  The Forbearance amends the current credit facility and provides that the lenders will forbear from exercising certain rights and remedies under the credit facility as a result of the existing defaults (the “Specified Defaults”) through September 15, 2010 or earlier upon the occurrence of one or more events of default other than the Specified Defaults or a breach by the Company of the Forbearance (“Forbearance Period”).  The Specified Defaults are as follows:  (i) cash flow leverage ratio for the fiscal quarter ending May 2, 2010 required performance was no greater than 3.75 to 1.00, the actual performance was 13.14 to 1.00; (ii) fixed charge coverage ratio for the fiscal quarter ending May 2, 2010 required performance was a minimum of 0.95 to 1.00,  the actual performance was 0.20 to 1.00; and (iii) the minimum working capital requirement as of the fiscal quarter ending May 2, 2010 required performance was $2.5 million, actual performance as a negative $18.3 million.  The Forbearance also identified the requirement for delivery of financial statements and compliance certificate within 45 days as of the end of the fiscal quarter ending May 2, 2010 as a Specified Default, and waived that default provided that the Company provides the financial statements and compliance certificate on the date of the Forbearance.  The Company intends to comply with this waiver.  In addition, the Forbearance Agreement provides, among other things, that effective June 15, 2010, all outstanding balances under the Revolver and Term Loan shall bear interest at the default rate of 3% above the existing rates (“Default Rate”) and payments of such interest shall continue to be paid at the times and in the manner set forth under the current credit facility and upon execution of the Forbearance.  As a result and as of June 15, 2010, the effective rate on the Term Loan is 9.79% and the effective rate on the Revolver is 5.82%.  The Borrower shall also pay the Agent a forbearance fee in an amount equal to $10 thousand for the ratable benefit of each Lender in immediately available funds.

We may be unable to satisfy or cure these financial ratio covenants and/or the working capital requirement during the Forbearance Period.  Additionally, under the terms of the current credit facility, a collateral shortfall is likely to occur at October 31, 2010.  If we are unable to cure or satisfy the financial covenants, obtain waivers, extend the  Forbearance Period, and/or reach a satisfactory agreement with the Lenders by September 15, 2010, the Lenders could elect to declare all amounts outstanding under the current credit facility immediately due and payable, which could ultimately lead to the financial and operational failure of the Company.  As of May 2, 2010, the total balance outstanding under the Current Credit Facility was approximately $25.9 million, which we have reclassified as a current liability on the balance sheet along with the $1.2 million interest swap premium liability.

Historically, we have financed our operations primarily through cash from operations and debt financing activities.  Our cash balances may decrease as we continue to use existing cash balances and cash from operations to fund our operations and capital expenditures.  Management believes that is it unlikely that cash from operations and existing cash balances will be sufficient to meet our anticipated cash requirements for the next 12 months.  Management is currently exploring what, if any, debt or equity financing opportunities or other strategic alternatives are available to the Company in order to meet our operating and capital needs for the next 12 months.  There can be no assurance, however, that financing or strategic alternatives will be available or successful, and we may be required to further reduce expenses and scale back operations.

Management does not believe that it will be able to execute our business plan, which includes expansion into new markets and development of new products and maintenance of existing market share in markets where we currently operate, unless we are able to generate increased cash from existing operations and/or raise additional capital.  If we are unsuccessful in these efforts, we may not be able to invest the resources necessary to obtain regulatory approvals in new markets, accelerate the development and deployment of our products, respond to competitive pressures and/or develop new or enhanced products, which could adversely affect our business and, ultimately, lead to the financial and operating failure of our Company.

At the present time, we have no commitments for any financing, and there can be no assurance that capital will be available to us on commercially acceptable terms or at all. We may have difficulty obtaining additional funds when needed, and we may have to accept terms that would adversely affect our stockholders.  Any additional equity financing may be dilutive to stockholders, and debt and certain types of equity financing, if available, may involve restrictive covenants or other provisions that would limit how we conduct our business or finance our operations.

Purchase Commitments

From time to time, we enter into commitments with our vendors to purchase VLT / slot parts, bingo terminals and support equipment at fixed prices and/or guaranteed quantities.  Various orders for product have been placed throughout fiscal 2009 and the first half of 2010, of which $0.8 million was outstanding as of May 2, 2010.  All purchases are expected to occur by the end of fiscal 2010.

In December 2009, we also entered into an agreement for $1.5 million to license the design and exclusive rights to manufacture and sell a portable hand-held gaming platform in select territories.  As of May 2, 2010, $750 thousand of this commitment was fulfilled. This agreement required a $600 thousand payment in February 2010 and three additional quarterly payments of $250 thousand to be paid by the end of November 2010.

ITEM 3.                      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market Risks

At May 2, 2010, we held auction rate securities (“ARS”) with an aggregate purchase price of approximately $3.2 million. With the liquidity issues experienced in global credit and capital markets, the ARS held by us at May 2, 2010 have experienced multiple failed auctions as the amount of securities submitted for sale exceeded the amount of purchase orders.  Based on the fair value of the investments and an analysis of other-than temporary impairment factors, we recorded a pre-tax impairment charge of approximately $3.3 million of the original cost of $3.9 million as of the 53 weeks ended November 2, 2008.  We did not incur an impairment charge for the 13 weeks ended and 26 weeks ended May 2, 2010.  If uncertainties in the credit and capital markets deteriorate further or we experience any additional rating downgrades on any of our ARS, we may incur up to an additional $0.2 million impairment charge related to our ARS (representing the aggregate fair value of our ARS at May 2, 2010), which could negatively affect our financial condition and reported earnings.

Our current credit facility as amended provides up to $38.75 million of financing for our Company, $38.0 million of which is represented by a term loan note and $750 thousand of which is a senior secured revolving credit facility. As of May 2, 2010, the balance of the term loan was $25.2 million, and we had $750 thousand outstanding balance on the revolver.

The term loan requires monthly interest payments, which began on September 30, 2008, and quarterly principal payments of approximately $1.1 million, which began on October 31, 2008, until its maturity on August 28, 2013, when the balance will be due in full. The interest rate for the term loan varies based upon the one-month LIBOR rate plus 2.80%.  With respect to the term loan, we also entered into an interest rate swap agreement with U.S. Bank N. A., which exchanged the variable one-month LIBOR rate of the term loan for a fixed LIBOR rate of 3.99% per annum effective August 22, 2008, through the maturity of the term loan. As of May 2, 2010, there was $25.2 million outstanding under the term loan, and the average interest rate is 6.79%.  Because the interest rate on the term loan is fixed under a LIBOR swap agreement, increases in interest rates will not affect our cash flow. However, if we find it necessary to accelerate the amortization of the term loan, we could be required to pay early breakage fees on the LIBOR contracts in the event that interest rates decrease. We do not anticipate the need to accelerate amortization of the term loan at any time for the remainder of fiscal 2010.

As of  May 2, 2010, we determined that we were not in compliance with the cash-flow coverage ratio and fixed charge coverage ratio covenants contained in the Second Amended Senior Secured Credit Facility (the “Current Credit Facility”), with U.S. Bank N.A. and Bank of the West (collectively “Lenders”).  As a result of this non-compliance with financial ratios and the lack of a waiver and/or satisfactory amendment from the Lenders, as of May 2, 2010 the Company reclassified the total balance outstanding under the current credit facility of approximately $25.9 million, along with the $1.2 million interest swap premium liability, as current liabilities on the balance sheet.

On June 21, 2010, we entered into a forbearance and third loan modification agreement (“Forbearance”) with U.S. Bank National Association as agent (“Agent”).  The Forbearance amends the current credit facility and provides that the lenders will forbear from exercising certain rights and remedies under the credit facility as a result of the existing defaults (the “Specified Defaults”) through September 15, 2010 or earlier upon the occurrence of one or more events of default other than the Specified Defaults or a breach by the Company of the Forbearance (“Forbearance Period”).  The Specified Defaults are as follows:  (i) cash flow leverage ratio for the fiscal quarter ending May 2, 2010 required performance was no greater than 3.75 to 1.00, the actual performance was 13.14 to 1.00; (ii) fixed charge coverage ratio for the fiscal quarter ending May 2, 2010 required performance was a minimum of 0.95 to 1.00,  the actual performance was 0.20 to 1.00; and (iii) the minimum working capital requirement as of the fiscal quarter ending May 2, 2010 required performance was $2.5 million, actual performance as a negative $18.2 million.  The Forbearance also identified the requirement for delivery of financial statements and compliance certificate within 45 days as of the end of the fiscal quarter ending May 2, 2010 as a Specified Default, and waived that default provided that the Company provides the financial statements and compliance certificate on the date of the Forbearance.  The Company intends to comply with this waiver.  In addition, the Forbearance Agreement provides, among other things, that effective June 15, 2010, all outstanding balances under the Revolver and Term Loan shall bear interest at the default rate of 3% above the existing rates (“Default Rate”) and payments of such interest shall continue to be paid at the times and in the manner set forth under the current credit facility and upon execution of the Forbearance.  As a result and as of June 15, 2010, the effective rate on the Term Loan is 9.79% and the effective rate on the Revolver is 5.82%.  The Borrower shall also pay the Agent a forbearance fee in an amount equal to $10 thousand for the ratable benefit of each Lender in immediately available funds.

We may be unable to satisfy or cure these financial ratio covenants and/or the working capital requirement during the Forbearance Period.  Additionally, under the terms of the current credit facility, a collateral shortfall is likely to occur at October 31, 2010.  If we are unable to cure or satisfy the financial covenants, obtain waivers, extend the  Forbearance Period, and/or reach a satisfactory agreement with the Lenders by September 15, 2010, the Lenders could elect to declare all amounts outstanding under the current credit facility immediately due and payable, which could ultimately lead to the financial and operational failure of the Company.  As of May 2, 2010, the total balance outstanding under the Current Credit Facility was approximately $25.9 million, which we have reclassified as a current liability on the balance sheet along with the $1.2 million interest swap premium liability.

As contemplated by the Second Amendment, we entered into a Loan Agreement on April 9, 2010 with one of the lenders, Bank of the West, which provides for a $1.8 million revolving credit facility.  Borrowings bear interest at a floating rate equal to the then-current Bank of the West Prime Rate, plus 0.25 percentage points, subject to a minimum interest rate of 4.25%.  The Loan Agreement includes a security interest in funds on deposit in a account with Bank of the West.  All amounts outstanding on the revolver are due on March 31, 2011.  Additionally, regular monthly payments of all accrued but unpaid interest are due on the fifth day of each calendar month, beginning on May 5, 2010.  We expect to draw the entire $1.8 million revolver over the next eleven months to fund certain letters of credit to be issued on our behalf for capital purchase needs of bingo equipment.  As of May 2, 2010, there was no outstanding balance under the term loan.

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

We have evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures as of May 2, 2010. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective as of May 2, 2010.

Internal Control over Financial Reporting

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during the 13 weeks ended May 2, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A.                    RISK FACTORS

Except as set forth below, there have been no material changes from the risk factors previously disclosed in our 2009 Form 10-K.

Our financial condition or results of operations may be adversely affected by breaches or amendments to any of our contracts with customers.

We have a number of contracts with our customers.  A failure by us or our customers to meet any of our respective obligations under the terms of any such contract could result in termination of, or an amendment to, the contract, either of which  could adversely impact to our financial statements, cash flows, liquidity, and future taxable income.

Our need for additional cash is acute and failure to obtain adequate cash could ultimately lead to the financial and operating failure of our company in the future.

Our ability to successfully operate our business could be adversely affected by our limited cash and outstanding loan balances, and could ultimately lead to the financial and operational failure of our Company.  As of May 2, 2010, we had approximately $2.5 million in cash and cash equivalents.  As of May 2, 2010, the balance of our term loan was $25.2 million, and we had all $750 thousand outstanding under our $750 thousand revolving credit facility.  We had no amounts drawn under our $1.8 million new revolving credit facility.  We are required to pay monthly interest payments, as well as quarterly principal payments of approximately $1.1 million, under our $38.0 million senior secured term loan, until its maturity on August 28, 2013, when the balance will be due in full.

As of  May 2, 2010, we determined that we were not in compliance with the cash-flow coverage ratio and fixed charge coverage ratio covenants contained in the Second Amended Senior Secured Credit Facility (the “Current Credit Facility”), with U.S. Bank N.A. and Bank of the West (collectively “Lenders”).  As a result of this non-compliance with financial ratios and the lack of a waiver and/or satisfactory amendment from the Lenders, as of May 2, 2010 the Company reclassified the total balance outstanding under the current credit facility of approximately $25.9 million, along with the $1.2 million interest swap premium liability, as current liabilities on the balance sheet.

On June 21, 2010, we entered into a forbearance and third loan modification agreement (“Forbearance”) with U.S. Bank National Association as agent (“Agent”).  The Forbearance amends the current credit facility and provides that the lenders will forbear from exercising certain rights and remedies under the credit facility as a result of the existing defaults (the “Specified Defaults”) through September 15, 2010 or earlier upon the occurrence of one or more events of default other than the Specified Defaults or a breach by the Company of the Forbearance (“Forbearance Period”).  The Specified Defaults are as follows:  (i) cash flow leverage ratio for the fiscal quarter ending May 2, 2010 required performance was no greater than 3.75 to 1.00, the actual performance was 13.14 to 1.00; (ii) fixed charge coverage ratio for the fiscal quarter ending May 2, 2010 required performance was a minimum of 0.95 to 1.00,  the actual performance was 0.20 to 1.00; and (iii) the minimum working capital requirement as of the fiscal quarter ending May 2, 2010 required performance was $2.5 million, actual performance as a negative $18.2 million.  The Forbearance also identified the requirement for delivery of financial statements and compliance certificate within 45 days as of the end of the fiscal quarter ending May 2, 2010 as a Specified Default, and waived that default provided that the Company provides the financial statements and compliance certificate on the date of the Forbearance.  The Company intends to comply with this waiver.  In addition, the Forbearance Agreement provides, among other things, that all outstanding balances under the Revolver and Term Loan shall bear interest at the default rate of 3% above the existing rates (“Default Rate”) and payments of such interest shall continue to be paid at the times and in the manner set forth under the current credit facility and upon execution of the Forbearance.  The Borrower shall pay the Agent a forbearance fee in an amount equal to $10 thousand for the ratable benefit of each Lender in immediately available funds.

We may be unable to satisfy or cure these financial ratio covenants and/or the working capital requirement during the Forbearance Period.  Additionally, under the terms of the current credit facility, a collateral shortfall is likely to occur at October 31, 2010.  If we are unable to cure or satisfy the financial covenants, obtain waivers, extend the  Forbearance Period, and/or reach a satisfactory agreement with the Lenders by September 15, 2010, the Lenders could elect to declare all amounts outstanding under the current credit facility immediately due and payable, which could ultimately lead to the financial and operational failure of the Company.  As of May 2, 2010, the total balance outstanding under the Current Credit Facility was approximately $25.9 million, which we have reclassified as a current liability on the balance sheet along with the $1.2 million interest swap premium liability.

We will not be able to execute our business plan, which includes expansion into new markets, development of new products and maintenance of existing market share in markets where we currently operate, unless we are able to generate increased cash from existing operations and/or raise additional capital.  If we are unsuccessful in these efforts, we may not be able to invest the resources necessary to obtain regulatory approvals in new markets, accelerate the development and deployment of our products, respond to competitive pressures and/or develop new or enhanced products, which could adversely affect our business and, ultimately, lead to the financial and operating failure of our Company.  At the present time, we have no commitments for any financing, and there can be no assurance that capital will be available to us on commercially acceptable terms or at all. We may have difficulty obtaining additional funds when needed, and we may have to accept terms that would adversely affect our stockholders.  Any additional equity financing may be dilutive to stockholders, and debt and certain types of equity financing, if available, may involve restrictive covenants or other provisions that would limit how we conduct our business or finance our operations.

ITEM 2.                      UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Not Applicable

ITEM 3.                      DEFAULTS UPON SENIOR SECURITIES

Not Applicable

ITEM 4.                      [RESERVED]

Not Applicable

ITEM 5.                      OTHER INFORMATION

Not Applicable

ITEM 6.                      EXHIBITS

2.1	Asset Purchase Agreement dated August 30, 2006, between GameTech International, Inc. and Summit Amusement & Distributing Ltd. (1)
3.1	Certificate of Incorporation of the Registrant, as amended (2)
3.2	Certificate of Designation of Series A Junior Participating Preferred Stock of the Registrant (3)
3.3	Third Amended and Restated Bylaws of the Registrant (4)
4.1	GameTech International, Inc. Registration Rights Agreement (5)
4.2	Rights Agreement, dated as of March 7, 2003, between GameTech International, Inc. and Mellon Investor Services, LLC, as rights agent (6)
4.3	Amendment No. 1 to Rights Agreement dated as of July 16, 2009, between GameTech International, Inc. and Mellon Investor Services, LLC, as rights agent (7)
4.4	Specimen Common Stock Certificate (3)
10.1	Second Amendment to August 22, 2008 Financing Agreement, dated as of March 16, 2010
10.2	Forbearance and Third Loan Modification Agreement to August 22,2008 Financing Agreement, dated June 21, 2010
10.3	General Release and Severance Agreement by and between the Registrant and Jay Meilstrup, dated as of February 26, 2010 (8)
10.4	Letter Agreement by and between the Registrant and Floyd Glisson, dated as of February 24, 2010 (8)
10.5	Loan Agreement dated April 9, 2010, by and among GameTech International, Inc. and Bank of the West. (9)
31.1	Certification of Interim Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended.
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended.
32.1	Certification of Interim Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K dated August 30, 2006 as filed with the Commission on or about August 31, 2006.
(2)	Incorporated by reference to Exhibits 2.1 to the Registrant’s Registration Statement on Form S-1 (Commission File No. 333-34967) as filed with the Commission on or about September 4, 1997.
(3)
Incorporated by reference to Exhibits 3.3 and 4.4 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended January 31, 2003, as filed with the Commission on or about March 17, 2003 (Commission File No. 000-23401).

(4)	Incorporated by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K dated December 4, 2009 as filed with the Commission on or about December 11, 2009.
(5)
Incorporated by reference to Exhibit 4.1 to Amendment No. 1 to the Registrant’s Registration Statement on Form S-1 (Commission File No. 333-34967) as filed with the Commission on or about October 17, 1997.

(6)	Incorporated by reference to Exhibit 4.3 to the Registrant’s Current Report on Form 8-K dated March 7, 2003, as filed with the Commission on or about March 10, 2003 (Commission File No. 000-23401).
(7)	Incorporated by reference to Exhibit 4.1 to the Registrant's Current Report on Form 8-K dated July 16, 2009 as filed with the Commission on or about July 20, 2009.
(8) Incorporated by reference to Exhibits 10.32 and 10.33 to the Registrant's Current Report on Form 8-K dated February 23, 2010 as filed with the Commission on or about March 1, 2010.
(9)	Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated April 9, 2010 as filed with the Commission on or about April 15, 2010.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Signature	Title	Date

/S/ Floyd Glisson	Chief Executive Officer
	(Principal Executive Officer)	June 21, 2010

/S/ Marcia R. Martin	Chief Financial Officer
	(Principal Financial and Accounting Officer)	June 21, 2010