Form 10-Q
period 2010-08-01
GAMETECH INTERNATIONAL INC
filed 2011-01-12
CIK 1045014

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☑           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the 13 weeks ended August 1, 2010

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☑

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☑ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

On January 10, 2011, the registrant had 11,868,917 outstanding shares of its Common Stock, par value $0.001 per share.

GAMETECH INTERNATIONAL, INC.
QUARTERLY REPORT ON FORM 10-Q
FOR THE 13 WEEKS ENDED AUGUST 1, 2010

PART 1.                      FINANCIAL INFORMATION:

ITEM 1.                      FINANCIAL STATEMENTS

GAMETECH INTERNATIONAL, INC.
CONSOLIDATED BALANCE SHEETS
(In Thousands, except shares and per share amounts)

	August 1, 2010	November 1, 2009
	(Unaudited)
ASSETS
Current assets:
Cash and equivalents	$683	$3,337
Restricted cash	2,350	-
Investments	-	105
Accounts receivable, net of allowances of $2,818 and $1,776	5,078	7,106
Income taxes receivable	3,025	-
Inventories	5,704	6,819
Prepaid expenses and other	976	1,462
Deferred income taxes, net	-	1,736
	17,816	20,565
Assets held for sale	7,718	-
Bingo equipment, furniture and other equipment, net	8,152	20,808
Goodwill	10,184	10,184
Intangibles, less accumulated amortization of $10,434 and $9,380	3,393	2,669
Deferred income taxes, net	-	11,754
Other	319	683

	$47,582	$66,663
LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Current portion of long-term debt	$26,414	$4,521
Interest rate swap	1,269	-
Accounts payable	2,669	933
Accrued payroll and related obligations	1,082	1,216
Income taxes payable	1,227	1,083
Deferred revenue	3,611	3,482
Other accrued liabilities	1,505	1,712
	37,777	12,947
Long-term debt, net of current portion	-	23,003
Interest rate swap	-	1,373

	37,777	37,323

Stockholders’ equity:
Common stock, $0.001 par value: 40,000,000 shares authorized; 14,480,537 shares issued	14	14
Additional paid in capital	52,274	51,942
Accumulated deficit	(29,826)	(9,959)
Treasury stock, at cost, 2,744,672 shares	(12,657)	(12,657)

	9,805	29,340

	$47,582	$66,663

See notes to unaudited consolidated financial statements

GAMETECH INTERNATIONAL, INC.
UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
(In Thousands, except per share amounts)

	13-week period ended		39-week period ended
	August 1, 2010	August 2, 2009	August 1, 2010	August 2, 2009
Net revenue	$7,424	$11,443	$25,493	$36,738
Cost of revenue	2,931	4,978	12,233	15,114
Gross profit	4,493	6,465	13,260	21,624

Operating expenses:
General and administrative	3,069	2,320	8,483	7,796
Sales and marketing	2,333	2,593	7,524	8,569
Research and development	1,685	1,373	4,851	4,076
Impairment of assets held for sale	2,870	-	2,870	-
Summit Amusement settlement	(1,370)	-	(1,370)	-
(Gain) on sale of bingo equipment	-	-	(633)	-
	8,587	6,286	21,725	20,441

Income (loss) from operations	(4,094)	179	(8,465)	1,183

Other income (expense):
Interest expense	(775)	(316)	(1,549)	(2,355)
Impairment of investments	(175)	-	(175)	-
Gain on sale of investments	514	-	944	-
Other, net	23	175	101	(17)

Income (loss) before income taxes (benefit)	(4,507)	38	(9,144)	(1,189)

Income taxes (benefit)	(592)	129	10,723	(347)

Net loss	$(3,915)	$(91)	$(19,867)	$(842)

Basic and diluted net loss per share	$(0.33)	$(0.01)	$(1.69)	$(0.07)

Shares used in calculating basic and diluted net loss per share	11,736	11,701	11,736	11,699

See notes to unaudited consolidated financial statements

GAMETECH INTERNATIONAL, INC.
UNAUDITED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In Thousands)

In thousands except for share amounts	Common Stock				Treasury Stock
	Shares	Amount	Additional Paid in Capital	Accumulated Earnings (Deficit)	Shares	Amount	Total
Balances at November 2, 2009	14,480,537	$14	$51,942	$(9,959)	2,744,672	$(12,657)	$29,340
Forfeiture of restricted stock	-	-	(51)	-	-	-	(51)
Stock based compensation	-	-	383	-	-	-	383
Repurchase of common stock for treasury	-	-	-	-	-	-	-
Net income (loss)	-	-	-	(19,867)	-	-	(19,867)
Balances at August 1, 2010	14,480,537	$14	$52,274	$(29,826)	2,744,672	$(12,657)	$9,805

Balances at November 3, 2008	14,480,537	$14	$51,561	$543	2,773,478	$(12,708)	$39,410
Forfeiture of restricted stock	-	-	(29)	-	-	-	(29)
Stock based compensation	-	-	368	-	-	-	368
Repurchase of common stock for treasury	-	-	-	-	790	(1)	(1)
Net income (loss)	-	-	-	(841)	-	-	(841)
Balances at August 2, 2009	14,480,537	$14	$51,900	$(298)	2,774,268	$(12,709)	$38,907

See notes to unaudited consolidated financial statements

GAMETECH INTERNATIONAL, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)

	39 Weeks Ended	39 Weeks Ended
	August 1, 2010	August 2, 2009

Net cash provided by operating activities	$2,868	$8,796

Cash flows from investing activities:
Proceeds from sale of investments	1,335	105
Acquisition of intangibles	(1,778)	(188)
Restricted cash for capital expenditures	-	2,642
Purchase of bingo equipment, furniture, and other equipment	(1,620)	(6,553)
Net cash used in investing activities	(2,063)	(3,994)

Cash flows from financing activities:
Repayment of borrowings	(2,275)	(3,492)
Restricted cash related to bank indebtedness	(2,350)	-
Proceeds from borrowings	1,166	-
Purchase of treasury stock	-	(2)
Payment for debt acquisition costs	-	(21)
Net cash used in financing activities	(3,459)	(3,515)

Net increase (decrease) in cash and equivalents	(2,654)	1,287
Cash and equivalents, beginning of period	3,337	6,076

Cash and equivalents, end of period	$683	$7,363

See notes to unaudited consolidated financial statements.

NOTES TO (UNAUDITED) FINANCIAL STATEMENTS

1.	BASIS OF PRESENTATION

The unaudited consolidated financial statements of GameTech International, Inc. and subsidiaries (individually and collectively the “Company”), have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) applicable to interim financial information.  Accordingly, certain information normally included in the annual financial statements prepared in accordance with accounting principles generally accepted in the United States has been condensed and/or omitted.  For further information, please refer to the annual audited consolidated financial statements of the Company, and the related notes included within the Company’s Annual Report on Form 10-K, for the year ended November 1, 2009, previously filed with the SEC, from which the balance sheet information as of that date is derived.

Management has evaluated the consolidated financial statements for subsequent events through the date this Quarterly Report on Form 10-Q was filed with the SEC.

In the opinion of management, all adjustments considered necessary for a fair presentation have been included.  The results for the current interim period are not necessarily indicative of the results to be expected for the full year.

Certain minor reclassifications to amounts previously reported have been made to conform to the current period presentation.

2.	INVESTMENTS

Investments consist of Auction Rate Securities (“ARS”) which represent interests in collateralized debt obligations supported by pools of residential and commercial mortgages, credit cards, insurance securitizations, and other structured credits, including corporate bonds. Some of the underlying collateral for the ARS the Company holds consists of sub-prime mortgages. The par value of the Company’s ARS is $1.3 million as of August 1, 2010.  Based largely upon the credit risks of the issuers and the lack of an active trading market in the remaining securities we hold as of August 1, 2010, the Company wrote down the net carrying value to zero.  Unrealized losses related to the ARS for the three and nine months ended August 1, 2010 totaled $175,000.  No unrealized losses were recorded in the prior year periods presented.

During the first quarter of fiscal 2010, the Company received a tender offer and sold one of the ARS, providing approximately $534 thousand in cash and recorded a gain on sale of approximately $429 thousand.  During the third quarter of fiscal 2010, the Company received a tender offer and sold three of the ARS, providing approximately $801 thousand in cash and a gain on sale of approximately $514 thousand.

3.	FINANCIAL INSTRUMENTS AND FAIR VALUE MEASURES

For the Company’s cash and equivalents, restricted cash, accounts receivable, accounts payable and debt, the carrying amounts approximate fair value because of the short duration of these financial instruments.

Investments in ARS are measured at estimated fair value on a recurring basis using a discounted cash flow approach to value and unobservable (Level 3) inputs that reflect management’s estimates about the assumptions that market participants would use in pricing the asset, including the timing of estimated cash flows and other valuation metrics.  The most significant factors affecting the estimated cash flows and discount rates used in the Company’s valuation model include credit ratings of the ARS and collateral securities, default rates, other market and liquidity circumstances.

Real estate held for sale is also measured at estimated fair values (Note 6).

4.	CONCENTRATION OF CREDIT RISKS

Financial instruments, which potentially subject the Company to concentration of credit risk, consist primarily of cash and equivalents, investments, and accounts receivable. Cash and equivalents are in excess of Federal Deposit Insurance Corporation insurance limits.

No single customer made up more than 10.0% of our overall revenue for the 13 and 39 weeks ended August 1, 2010.  One customer comprised 19.0% and 13.0%, respectively, of our overall revenue for the 13 and 39 weeks ended August 2, 2009.  The Company conducts a substantial amount of business through distributor relationships.  As part of these relationships, many of our distributors also act as collection agents.  As of August 1, 2010 and November 1, 2009 there was one non-agent distributor that represented 31.3% and 42.4%, respectively, of the consolidated accounts receivable balance.  There was no sale of VLT/Slots to this non-agent distributor during the quarter ended August 1, 2010.  For the 39 weeks ended August 1, 2010, sales of VLT/Slots to this distributor represented 51.6% of VLT/Slot sales and 4.9% of overall sales.

5.	INVENTORIES

Inventories consist of the following at August 1, 2010 and November 1, 2009 (in thousands):

	August 1, 2010	November 1, 2009
Parts and materials	$1,668	$2,683
Finished goods	4,036	4,136
	$5,704	$6,819

6.	ASSETS HELD FOR SALE

During the quarter ended August 1, 2010, it was decided that the real property housing the Company headquarters and warehouse space in Reno, Nevada would be listed for sale.  Accordingly, the real estate has been reclassified as held for sale and written down to its estimated fair value, which resulted in an impairment loss during the quarter of $2.9 million.   Fair value was estimated based on comparable sales and listing information (Level 2 inputs).  It is expected that substantially all of the proceeds from a future sale would be used to reduce borrowings (Note 14).

7.	BINGO EQUIPMENT, FURNITURE AND OTHER EQUIPMENT

Bingo equipment includes portable and fixed-based player terminals, file servers, caller units, point-of-sale units, and other support equipment.  The Company accelerates depreciation (effectively provide reserves) for equipment that the Company does not expect to use based on demand forecasts.

8.	IMPAIRMENT CONSIDERATIONS

In fiscal 2009, both reporting units were analyzed using the market multiple, comparable transaction and discounted cash flow methodologies.  Based on the fiscal 2009 impairment analysis, goodwill related to the VLT/Slot reporting unit was determined to be fully impaired and was written off.

Due to underperformance of the bingo and VLT/Slot reporting units relative to historical and projected operating results, the recent decrease in the Company’s market capitalization, continued delays in product introductions, and current liquidity constraints, the Company determined the presence of  triggering events in the third quarter of fiscal 2010 and performed an impairment analysis on the goodwill for our bingo reporting unit, and the intangibles for both bingo and VLT/Slot reporting units.  The Company analyzed the bingo reporting unit using the income approach to value, specifically the discounted cash flow method, and determined that there was no impairment of goodwill.  Based on discussions with market participants, management also determined that no additional impairment of the remaining VLT/Slot intangibles and other long-lived assets was necessary.

9.	INTEREST RATE SWAP CONTRACT

The Company entered into an interest rate swap agreement to hedge the interest rate exposure on the Company’s credit facility, as described in Note 14. In this agreement, the Company agreed to pay the counterparty a fixed rate payment in exchange for the counterparty agreeing to pay us a variable rate payment that is intended to approximate our variable rate payment obligation on the credit facility. The payment obligation is based on the notional amount of the swap. Depending on the state of interest rates in general, the use of interest rate swaps could enhance or harm the overall performance of the common shares. The market value of interest rate swaps is based on pricing models that consider the time value of money, volatility, and the current market and contractual prices of the underlying financial instrument. Unrealized gains are reported as an asset and unrealized losses are reported as a liability on our Consolidated Balance Sheets. The change in value of interest rate swaps, including the accrual of periodic amounts of interest to be paid or received on swaps is reported as interest expense in the Consolidated Statements of Operations.

10.	LACK OF LIQUIDITY AND MANAGEMENT’S PLANS

Historically, the Company has financed its operations primarily through cash from operations and debt financing activities (Note 14).  Cash balances may continue to decrease as the Company continues to use existing cash balances and cash from operations to fund its ongoing operations and capital expenditures.  Management does not believe cash from operations and existing cash balances will be sufficient to meet its anticipated cash requirements for the next 12 months.  Management is currently exploring what, if any, debt or equity financing opportunities or other strategic alternatives are available to the Company in order to meet its operating and capital needs for the next 12 months

Management further believes that unless the Company is able to generate increased cash from existing operations and/or raise additional capital, it may not be able to execute its business plan, which includes expansion into new markets and development of new products and maintenance of existing market share in markets where the Company currently operates.  If the Company is unsuccessful in these efforts, the Company may not be able to invest the resources necessary to obtain regulatory approvals in new markets, continue the development and deployment of current and new products, and/or respond to competitive market pressures and requirements.  This could adversely affect our business and, ultimately, lead to the financial and operating failure of the Company.

At the present time, the Company has no commitments for any financing, and there can be no assurance that capital will be available at commercially acceptable terms or at all. The Company may have difficulty obtaining additional funds when needed, and may have to accept terms that would adversely affect its stockholders.  Any additional equity financing may be dilutive to stockholders, and debt and certain types of equity financing, if available, are likely to involve restrictive covenants or other provisions that would limit how the Company conducts its business or operations.  In further efforts to improve liquidity, management has listed the Company’s real estate for sale and is evaluating whether other assets might be sold to raise capital and/or reduce debt.

11.	NET LOSS PER SHARE

Basic net loss per share (EPS) is computed by dividing reported net earnings (loss) applicable to common shareholders by the weighted average number of common shares outstanding at the end of each period. Diluted EPS in profitable years is computed by using the weighted average number of common shares and other common stock equivalents outstanding during each period. Diluted common shares are calculated in accordance with the treasury stock method, which treats the proceeds from the exercise of all warrants and options as if they were used to reacquire stock at market value.  There are no adjustments to net loss to arrive at net loss applicable to common shareholders (the numerator of the EPS calculation).  The following reflects the adjustments that would be made to the denominator in profitable years and the number of anti-dilutive shares outstanding:

(In thousands, except per share amounts)
	13-week period ended		39-week period ended
	August 1, 2010	August 2, 2009	August 1, 2010	August 2, 2009

Weighted average number of shares outstanding	11,736	11,701	11,736	11,699
Incremental shares from the assumed exercise of dilutive stock options	2	98	331	64
Dilutive weighted shares	11,738	11,799	12,067	11,763

Weighted average number of anti-dilutive shares outstanding	819	711	597	711

In all periods included above, the effect of dilutive weighted shares are anti-dilutive due to the net loss in each period reported.

12.	LEGAL PROCEEDINGS

GameTech International, Inc. v. Trend Gaming Systems, LLC. ~ In connection with a judgment the Company received against Trend Gaming Systems, LLC (Trend), on February 19, 2010, the court entered orders directing the release of deposited funds in the amount of $652 thousand and a cash bond in the amount of $450 thousand (plus interest in the amount of $66 thousand) to the Company.  These amounts were released to the Company on March 12, 2010.  On March 9, 2010, the court also awarded the Company $2.8 million in legal fees, expenses, and costs.  The Company has not recorded an estimated gain contingency, as no assurances can be given as to whether the Company will be able to collect any portion of the $2.8 million award from the defendants.  On April 26, 2010, Trend appealed the District Court’s post-judgment order that directed the release of the $652 thousand deposited funds.  This appeal is currently pending before the United States Court of Appeals for the Ninth Circuit.

Summit Amusement & Distributing, Ltd. ~ In March 2007, we completed the purchase of substantially all of the assets of Summit Amusement & Distributing, Ltd., pursuant to an Asset Purchase Agreement entered into on August 30, 2006.  The purchase price paid for these assets was subject to adjustment based upon a computation of Summit’s net working capital balance as of March 28, 2007.  A dispute arose between the parties with respect to the closing net working capital amount as defined in the agreement.  The parties submitted the dispute to binding arbitration before an independent public accounting firm and on June 11, 2010, the arbitrator rendered a determination in the Company’s favor.  As a result, Summit paid the Company $1.4 million of which the gain was recorded as Summit Amusement settlement as a contra operating expense as the amount represents a reduction in the purchase price of substantially all of the assets of Summit and a reduction of previously recorded impairments of intangibles and goodwill.

The Company is involved in various other legal proceedings arising in the ordinary course of our business. While management is unable to estimate a range of potential loss, if any, associated with these matters, management does not believe, based in part on the advice of counsel, that any of such proceedings will have a material adverse effect on the Company’s business, results of operations, or financial condition and therefore no provision for loss has been recorded.

13.	INCOME TAXES

The actual effective tax rate of 34.7% and 29.2% for the 39 weeks ended August 1, 2010 and August 2, 2009 is different from the expected federal rate of 34% due to permanent differences between financial and income tax reporting.

For the quarter ended May 2, 2010, the Company established a valuation allowance of $12.8 million against deferred tax assets, which was associated with state net operating loss carryforwards, foreign tax credits, reserves, amortization of intangibles and deferred revenue to reduce them to their estimated net realizable value.  Significant management judgment is required in establishing a valuation allowance for the Company’s net deferred tax assets.  In doing so, the Company considers available positive and negative evidence giving weight to recent cumulative losses, ability to carryback losses to offset prior taxable income and to verifiable forecasts of prospective financial results and taxable income, including the reversal of temporary differences and the implementation of feasible and prudent tax planning strategies.  Management’s decision to reserve for 100% of its deferred tax asset balance is primarily due to the Company’s history of operating losses, market declines and related lower sales forecasts associated with the VLT/Slot business (formerly “Box Segment”), in addition to uncertainty as to the Company’s ability to fund capital needs for future growth.  As of August 1, 2010, the balance of the reserve was $13.9 million.

The Company files numerous consolidated and separate income tax returns in many U.S. states and foreign jurisdictions. With few exceptions, the Company is no longer subject to United States federal income tax examinations for years before 2005, and is no longer subject to state and local, or foreign income tax examinations for years before 2004.

The Internal Revenue Service (“IRS”) commenced an examination of the Company’s U.S. income tax returns for the fiscal year ended October 31, 2007 in the first quarter of 2009.  In a letter dated December 18, 2009, the IRS proposed certain adjustments to the depreciable life used in calculating federal tax depreciation on the leased electronic bingo systems.  Management did not agree with the proposed adjustment and filed a protest with IRS Appeals.  However, if a resolution cannot be reached, the Company may be required to make an additional payment of approximately $1.2 million before the end of the second quarter of fiscal 2011.  Therefore, $1.2 million of which $981 thousand is tax and $184 thousand is interest and penalties has been previously accrued.  Income taxes receivable at August 1, 2010 is comprised of a refund related to a $1.4 million net operating loss carryback (which was received October 1, 2010) and a $1.6 million receivable based on future carryback resulting from losses related to the 2009 federal tax return to be filed by July 15, 2011.

14.	DEBT

Credit Facility

On March 16, 2010, the Company entered into a Second Amended Senior Secured Credit Facility (“Credit Facility”) with U.S. Bank N.A. and Bank of the West (collectively “Lenders”) that provided for a senior secured revolving credit facility of $2.0 million (the “Revolver”) and a senior secured Term Loan of $38.0 million (“Term Loan”).  The Revolver matured on August 31, 2010, and required monthly interest-only payments due on the last day of each month.  The Term Loan requires monthly interest payments and quarterly principal payments of approximately $1.1 million until its maturity on August 28, 2013 (“Term Loan Maturity”), when the balance will be due in full.  Our obligations under the Credit Facility are secured by first priority security interest in all of our assets, including a first deed of trust on the corporate headquarters and future cash flows.

Under the terms of the Forbearance Agreement (as described below), the Lenders no longer have any obligation to make advances to the Company under the Revolver.

Also on March 16, 2010, the Company entered into a second amendment with both Lenders (“Second Amendment”) in which the Lenders agreed to waive compliance with the cash flow leverage ratio, fixed charge coverage ratio, and working capital requirements for the fiscal quarter ended January 31, 2010. The Second Amendment also revised the cash flow leverage ratio as of the fiscal quarter ending May 2, 2010 from 3.25:1.00 to 3.75:1.00, and 3.25:1.00 for subsequent periods thereafter until Term Loan Maturity.  The fixed charge coverage ratio was revised from 1.25:1.00 to 0.95:1.00 for the period ended May 2, 2010, and 1.25:1.00 for subsequent periods thereafter until Term Loan Maturity.  The minimum working capital requirement was revised to $2.5 million for the fiscal quarter ending May 2, 2010, $4.0 million for the fiscal quarter ending August 1, 2010 and $6.0 for the fiscal quarter ending October 31, 2010.  Thereafter the Company must maintain a minimum working capital requirement of $7.5 million until Term Loan Maturity.  In addition, the Second Amendment reduced the total commitment on the Revolver from $2 million to $750 thousand and allowed for one of the Lenders to provide a line of credit or letters of credit up to $1.8 million in the aggregate, secured by funds on deposit in the control account.

On June 21, 2010, the Company entered into a forbearance and third loan modification agreement (“Third Agreement”) with U.S. Bank National Association as agent (“Agent”).  The Third Amendment amends the Credit Facility and provides that the Lenders will forbear from exercising certain rights and remedies under the Credit Facility as a result of the existing defaults (“Specified Defaults”) through September 15, 2010 or earlier upon the occurrence of one or more events of default other than the Specified Defaults or a breach by the Company of the Forbearance (“Forbearance Period”).  In addition, the Third Amendment provides, among other things, that effective June 15, 2010 all outstanding balances under the Revolver and Term Loan shall bear interest at the default rate of 3% above the existing rates (“Default Rate”) and payments of such interest shall continue to be paid at the times and in the manner set forth under the Credit Facility.  As a result and as of June 15, 2010, the effective rate on the Term Loan is 9.79%, and the effective rate on the Revolver is 5.82%.  The Company also paid the Agent a forbearance fee in an amount equal to $10 thousand for the ratable benefit of each Lender in immediately available funds.

As of August 1, 2010, the Company was not in compliance with the Specified Defaults.  Additionally, the Company had failed to make the required quarterly installment of principal under our Term Loan in the amount of $1,087,647.06 on July 31, 2010, together with monthly installment of interest on the unpaid principal balance ( “Financial Defaults”).

On August 12, 2010, the Company entered into a first amendment to forbearance agreement and fourth loan modification agreement (“Fourth Amendment”) with the Lenders pursuant to which the Lenders agreed to forbear from exercising certain rights available to them under the Credit Facility as a result of the Financial Defaults.  Additionally, the Fourth Amendment (i) extended the due date on these payments from July 31, 2010 to August 31, 2010, (ii) requires the continued engagement of Morris-Anderson & Associates, Ltd. ( “Consultant”) for consulting services, and (iii) contains additional covenants that, among other things, prohibit the Company from acquiring any other business or substantially all the assets of any other business and limits the aggregate amount of capital expenditures that may be made by the Company in any fiscal year, all of which must be for purchases of gaming equipment to be leased to customers in the ordinary course of business.  The Company also paid the Agent a forbearance fee in an amount equal to $10 thousand for the ratable benefit of each Lender in immediately available funds.

As of August 31, 2010, the Company was unable to cure the Financial Defaults, nor was it able to make the required payment of principal under the Revolver in the amount of $750 thousand (together with the Financial Defaults, the “August 31 Defaults”).   On September 15 , 2010, the Company entered into a second amendment to forbearance agreement and fifth loan modification agreement (“Fifth Amendment”) with the Lenders pursuant to which the Lenders agreed to forbear from exercising certain rights and remedies available to them under the Credit Facility as a result of the Company’s failure to cure the August 31 Defaults, as well as the Specified Defaults, through October 31, 2010 or earlier upon (i) the occurrence of one or more events of default other than the Specified Defaults or August 31 Defaults, (ii) a breach by the Company or failure to perform any term  under the Fifth Amendment, or (iii) the resignation or termination of the Chief Executive Officer or the Consultant.  The Fifth Amendment also provides for interest accrued under the Default Rate to be deferred and added to the principal balance of the Term Loan at the end of each calendar month, which shall be due and payable on October 31, 2010.  Additionally, the Fifth Amendment contains covenants that, among other things, (i) prohibit the Company from making capital expenditures except for the purchase of gaming equipment to be leased to customers in the ordinary course of business not to exceed in the aggregate $750 thousand for the period August 1, 2010 through October 31, 2010, and continuing thereafter to an aggregate limit of $750 thousand per fiscal year, (ii) limit the amount of cash disbursements for investments in the Illinois VLT market through October 31, 2010 to an aggregate of $100,000, (iii) require the bi-weekly delivery of a report from the Chief Executive Officer and Consultant on meetings and discussions with the Board of Directors regarding any acquisitions, divestitures, investments, financings or related transactions, and (iv) require the delivery to Lenders of a 13-Week Cash Flow Budget statement not later than 12:00 noon PST on the third business day of each week.  The Company also paid the Agent a forbearance fee in an amount equal to $10 thousand for the ratable benefit of each Lender in immediately available funds upon execution of the Fifth Amendment.

As a result, the Company classified the total balance outstanding under the Credit Facility of approximately $25.9 million, plus $1.3 million interest rate swap premium liability, as current liabilities on the balance sheet as of August 1, 2010.  In addition, due to increased restrictions imposed in the Fifth Amendment on certain funds held in deposit to meet the liquidity requirement under the Credit Facility, the Company classified approximately $2.4 million from cash and equivalents to restricted cash on the Company’s consolidated balance sheets.

As of October 31, 2010, the Company was unable to cure the Financial Defaults, nor was it able to make the required payment of principal under the Revolver in the amount of $750 thousand (together with the August 31 Defaults, “October 31 Defaults”).   On November 23, 2010, the Company entered into a third amendment to forbearance agreement and sixth loan modification agreement (“Sixth Amendment”) with the Lenders pursuant to which the Lenders agreed to forbear from exercising certain rights and remedies available to them under the Credit Facility as a result of the Company’s failure to cure the October 31 Defaults, as well as the Specified Defaults through January 31, 2011 or earlier upon (i) the occurrence of one or more events of default other than the Specified Defaults or October 31 Defaults, (ii) a breach by the Company or failure to perform any term  under the Sixth Amendment, or (iii) the resignation or termination of the Chief Executive Officer or the Consultant.  (“Revised Forbearance Period”).  The Sixth Amendment also provides for interest accrued under the Default Rate to be deferred and added to the principal balance of the Term Loan at the end of each calendar month, which shall be due and payable on January 31, 2011.  Additionally, the Sixth Amendment requires the following payments and fund transfers to be made from the Company’s control account with Bank of the West by November 23, 2010 (i) outstanding principal and interest on the $1.8 million Line of Credit, (ii) all deferred interest accruing from June 15, 2010 until October 31, 2010, and (iii) after the Company has paid all amounts pursuant to (i) and (ii), apply all amounts remaining in the control account to the outstanding principal balance of the Term Loan.  As of January 12, 2011, all of these conditions have been satisfied.

While the Company continues to actively engage in discussions with the Agent and the Lenders and is optimistic a resolution can be reached, there can be no assurance that the Company will be able to further extend the forbearance period, obtain waivers and/or reach a satisfactory agreement with the Agent and the Lenders in a timely manner.  As of January 12, 2011, the outstanding balance under the Credit Facility was approximately $27.2 million, which continues to be subject to the Default Rate.

$1.8 Million Line of Credit

As contemplated by the Second Amendment, the Company entered into a Loan Agreement on April 9, 2010 with one of the Lenders, BoW, which provides for a $1.8 million revolving credit facility (“Line of Credit”).  Borrowings pursuant to the Line of Credit bear interest at a floating rate equal to the then-current BoW Prime Rate, plus 0.25 percentage points, subject to a minimum interest rate of 4.25%.  The Line of Credit includes a security interest in funds on deposit in an account with BoW.  All amounts outstanding on the Line of Credit are due on March 31, 2011.  Additionally, regular monthly payments of all accrued but unpaid interest are due on the fifth day of each calendar month, beginning on May 5, 2010.  On September 3, 2010, the Company received a notice of technical default from BoW, resulting from the events of default that had occurred under our Credit Facility described above.  On September 10, 2010 the Company entered into a forbearance agreement (“LOC Forbearance”) with BoW pursuant to which BoW agreed to forbear from exercising any rights or remedies under the Line of Credit on account of the defaults identified in the Fifth Amendment through October 31, 2010.  The LOC Forbearance contains covenants that, among other things, prohibit the Company from making further advances under the Line of Credit.  The Company also paid the Agent a forbearance fee in the amount equal to $10 thousand for the benefit of BoW in immediately available funds upon execution of the LOC Forbearance.  As of August 1, 2010, the outstanding balance under the Line of Credit was $319 thousand.  As of January 12, 2011, the outstanding balance under the Line of Credit was paid in full per the Sixth Amendment as stated above.

15.	BUSINESS SEGMENT INFORMATION

Management has identified two operating segments.  Each operating segment is considered a reporting segment, which is described as follows:  Our Bingo segment is the design, development, and marketing of interactive electronic bingo systems consisting of portable and fixed-based systems, and our VLT/Slot segment is the manufacturing and sale of gaming equipment consisting of VLT and slot machines.  Previously, the VLT/Slot operating segment was called Box.

 The Company allocates costs between the Bingo and VLT/Slot segments based on general overhead requirements of the respective segments as well as specific allocations based on actual time and amount spent related to each.

(In thousands)
	13-week period ended		39-week period ended
	August 1, 2010	August 2, 2009	August 1, 2010	August 2, 2009
Net revenue
Bingo equipment	$6,957	$9,281	$23,052	$30,448
VLT/Slot equipment	467	2,162	2,441	6,290
	$7,424	$11,443	$25,493	$36,738
Cost of revenue
Bingo equipment	$2,599	$3,469	$9,398	$11,096
VLT/Slot equipment	332	1,509	2,835	4,018
	$2,931	$4,978	$12,233	$15,114
Income/(loss) from operations
Bingo equipment	$(901)	$1,250	$(64)	$4,884
VLT/Slot equipment	(3,193)	(1,071)	(8,401)	(3,701)
	$(4,094)	$179	$(8,465)	$1,183
Net income/(loss)
Bingo equipment	$(668)	$1,271	$361	$3,212
VLT/Slot equipment	(3,247)	(1,362)	(20,228)	(4,054)
	$(3,915)	$(91)	$(19,867)	$(842)
Depreciation and amortization
Bingo equipment	$979	$1,474	$4,265	$5,091
VLT/Slot equipment	255	344	770	999
	$1,234	$1,818	$5,035	$6,090
Interest expense
Bingo equipment	$125	$56	$255	$320
VLT/Slot equipment	650	260	1,294	2,035
	$775	$316	$1,549	$2,355

	August 1, 2010	November 1, 2009
Consolidated assets by business segment
Bingo equipment	$31,776	$47,612
VLT/Slot equipment	15,806	19,051
	$47,582	$66,663

16.	STOCK BASED COMPENSATION

The Company grants stock options to its employees for a fixed number of shares with an exercise price equal to the fair value of the shares on the date of the grant. The Company also grants restricted stock grants valued at the price equal to the fair value of the shares on the date of grant.

For the 13 weeks ended August 1, 2010, the Company recognized stock-based compensation expense of $99 thousand for stock options and a related tax benefit of $34 thousand for a net cost of $65 thousand.  For the 39 weeks then ended, the Company recognized stock-based compensation expense of $374 thousand and a related tax expense of $130 thousand for a net cost of $244 thousand.

For the 13 weeks ended August 2, 2009, the Company recognized stock-based compensation expenses of $118 thousand and a related tax benefit of $46 thousand for a net cost of $72 thousand.  For the 39 weeks then ended, the Company recognized stock-based compensation expense of $340 thousand and a related tax benefit of $132 thousand for a net cost of $208 thousand.

As of August 1, 2010, the total compensation cost related to unvested stock option awards granted to employees under the Company’s stock option plan but not recognized was $414 thousand. The cost of each award will be amortized on a straight-line basis over its term, which ranges from two to four years, and will be adjusted for subsequent changes in estimated forfeitures.  As of August 1, 2010, the compensation related to unvested restricted stock awards granted to employees under the stock option plan, but not yet recognized, was $105 thousand.  The cost will be adjusted for subsequent changes in estimated forfeitures.

During the 13 and 39 weeks ended August 1, 2010, the Company granted 261,864 and 326,864 stock options and no restricted stock grants.  For the 13 and 39 weeks ended August 2, 2009, the Company granted 297,500 and 497,500 stock options and 25,000 and 67,500 restricted stock grants.  An additional grant of 620,700 stock options was made on August 31, 2010.  The awards were valued at market on the grant date. The awards will be amortized on a straight-line basis over the term of the grants.  The Company also registered 1,100,000 shares from its 2010 Stock Option Plan through filing a Form S-8 with the SEC on June 24, 2010. Shares granted from this plan as of August 1, 2010, were 259,797 and after August 1 through  October 31, 2010  were 620,700 shares granted totaling of 880,497 shares.

17.	SUBSEQUENT EVENTS

Credit Facility and $1.8 Million Line of Credit - See Note 9 (Credit Agreements).

Rocky Mountain Industries, LLC - In March 2010, the Company began discussions with Rocky Mountain Industries, LLC (“RMI”) to amend certain terms and provisions in their 2008 purchase, sale, and software development agreement.  The discussions began as a result of delays in completing the custom software development for this project, which were in part due to changes to the product requirements and specifications requested by the customer which extended the time required to deliver the product.  In October 2010, the Company executed an amendment to the agreement with RMI that includes, among other things, a reduction in the number of units for the initial order from 500 units to 300 units and changes to the delivery schedule for product completion regulatory approval of the software and for delivery and installation of the gaming devices. These changes will result in a reduction of the aggregate amount of revenues to the Company than was contemplated under the original agreement.

Noncompliance with NASDAQ Listing Standards - On August 3, 2010 and September 14, 2010, the Company received notifications from the NASDAQ Stock Market (“Nasdaq”) stating that the minimum bid price of the Company’s common stock has been below $1.00 per share for 30 consecutive business days and that the market value of publicly held shares (“MVPHS”) of the Company’s common stock has been below $5 million for 30 consecutive business days, respectively.  The notifications of noncompliance have no immediate effect on the listing or trading of the Company’s common stock on the Nasdaq Global Market.  The Company has until January 31, 2011 and March 14, 2011, respectively, to regain compliance with these requirements.   If the Company does not regain compliance within the grace periods, its common stock may be subject to delisting.  The Company may appeal a delisting determination to a NASDAQ hearings panel, which if granted, would stay delisting pending a panel ruling.  Alternatively, if at that time the Company satisfies all of the initial listing standards, with the exception of the subject criteria, the Company could apply to transfer the listing of its common stock to the Nasdaq Capital Market and thereby receive an additional 180 calendar days to regain compliance with the subject requirement.

On September 22, 2010, the Company received a third notification stating that the Company did not timely file its Quarterly Report on Form 10-Q for the quarter ended August 1, 2010.  The notification of noncompliance also has no immediate effect on the listing or trading of the Company’s common stock on the NASDAQ Global Market.

There can be no assurance that the Company will be able to regain or maintain compliance with these requirements or other listing criteria or that an appeal, if taken, would be successful.

ITEM 2.                      MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with our unaudited consolidated financial statements and notes thereto included elsewhere in this report, as well as our audited consolidated financial statements for the 52 weeks ended November 1, 2009, contained in our Annual Report on Form 10-K.

This document includes various “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which represent our expectations or beliefs concerning future events. Statements containing expressions such as “believes,” “anticipates,” or “expects,” used in our press releases and periodic reports on Forms 10-K and 10-Q filed with the Securities and Exchange Commission (“SEC”), are intended to identify forward-looking statements. All forward-looking statements involve risks and uncertainties. Although we believe our expectations are based upon reasonable assumptions within the bounds of our knowledge of our business and operations, there can be no assurances that actual results will not differ materially from expected results. We caution that these and similar statements included in this report are further qualified by important factors that could cause actual results to differ materially from those in the forward-looking statements. Such factors include those discussed under the heading “Risk Factors” in Item 1A of Part II of this Form 10-Q and our Annual Report on Form 10-K for the 52 weeks ended November 1, 2009. Readers are cautioned not to place undue reliance on forward-looking statements, which speak only as of the date thereof. We undertake no obligation to publicly release any revisions to such forward-looking statements to reflect events or circumstances after the date hereof.

OVERVIEW

We are a domestic and international gaming technology company dedicated to the development and manufacturing of gaming entertainment products and systems. We hold a significant position in the North American bingo market with our interactive electronic bingo systems, portable and fixed-based gaming units, and complete hall management modules (our Bingo Segment).  We also hold a significant position in select North American VLT markets, primarily Montana, Louisiana, and South Dakota, where we offer video lottery terminals and related gaming equipment and software (our VLT/Slot Segment).  Historically, we have generated over 90% of our revenues domestically.  For the 13-week periods ended August 1, 2010 and August 2, 2009, approximately 94% and 81% of our revenues related to our Bingo Segment.  For the 39-week periods ended August 1, 2010 and August 2, 2009, approximately 90% and 83% of our revenues related to our Bingo Segment.

We generate bingo revenue by placing electronic bingo systems in bingo halls under contracts based on (1) a fixed fee per use per session; (2) a fixed weekly fee per terminal; or (3) a percentage of the revenue generated by each terminal. The degree of player acceptance of electronic bingo as an addition or an alternative to paper bingo affects the revenue growth of our Bingo segment.  Additionally, our revenue growth is dependent on our ability to expand operations into new markets and our ability to increase our market share in our current markets. Fixed-base bingo terminals generate greater revenue per terminal than portable bingo terminals, but also require a greater initial capital investment.  For the 13-week period ended August 1, 2010, approximately 78% of our bingo revenues were generated from our portable bingo systems as opposed to fixed-based bingo units compared to 81% in the comparable prior year period.

Our VLT/Slot business generates revenue from the sale of new and used video lottery terminals (VLT’s), software conversion kits, content fees, license fees, participation fees, parts, and services. For the 13-week periods ended August 1, 2010 and August 2, 2009, we generated approximately 85.1% and 94.3%, respectively, of our VLT/Slot business sales from the sale of new and used equipment, conversion kits, and parts.  In some instances, we recognize recurring participation revenue in lieu of a one-time machine sale.  Increasing market share in existing markets and expanding product placement into new markets drive revenue growth.

Cost of revenues also includes expenses associated with technical and operational support of the bingo systems in bingo halls, depreciation and amortization of bingo terminals, cost of sales related to equipment sold, and repair/refurbishment/disposal costs of bingo terminals and related support equipment.  General and administrative costs (G&A) consist of expenses associated with management of our company and the related support; including finance and accounting, legal, compliance, information systems, human resources, allowance for doubtful accounts receivable, and amortization of intangible assets.  Sales and marketing expenses consist primarily of commissions and co-op marketing funds paid to distributors for promoting and supporting our products, and compensation paid to our internal sales force to manage existing customers, to generate new customers, and sell additional and upgraded equipment.  Research and development costs consist of Company-sponsored activities to provide customers with new or enhanced games or game themes or software operating systems or modules for our VLT and slot machines and bingo terminals.

For the 13-week period ended August 1, 2010, we incurred a pre-tax loss of $4.5 million and a net loss of $3.9 million or $0.33 per share.  The net loss of $3.9 million represents a $3.8 million decrease over the comparable prior year period.  G&A expenses for the third quarter 2010 increased from prior year due to higher legal and other professional fees related to outside assistance on general corporate and financial matters.  Sales and marketing expenses decreased for the third quarter of 2010 compared to the third quarter of 2009 due to a decrease in sales and distributor commissions relative to lower revenues.  Also during the quarter, it was decided to sell the Company’s headquarters and warehouse in Reno.  Accordingly, the real estate was been classified as “held for sale” and was written down $2.9 million to its estimated fair value.

For the 39-week period ended August 1, 2010, we recorded a tax provision of $10.7 million against a pre-tax loss of $9.1 million, which brought our net loss to $19.9 million ($1.68 per share) compared to $0.8 million for the comparable prior year period.  $13.9 million of the $10.8 million tax provision is due primarily to an increase in the valuation allowance for deferred tax asset during the second quarter of 2010.  Management based its decision to provide a 100% valuation allowance on continued operating losses for the VLT/Slot segment; increased year-over-year reported market declines in certain existing VLT jurisdictions, as well as increasing competitive pressures in Louisiana and the unknown impact to the Louisiana economy from the major oil spill in the Gulf of Mexico.  The valuation allowance considers a tax receivable ($3.0 million) related to the availability of net operating loss carrybacks to profitable prior years.  G&A expenses were relatively flat for the two 39-week periods.  Sales and marketing expenses decreased by $1.0 million for the 39 weeks ended August 1, 2010 as compared to the prior year period due to a decrease in sales and distributor commissions relative to lower revenue.

For the status of and uncertainties related to the Company’s on-going noncompliance with borrowing covenants and NASDAQ listing requirements, see Notes 14 and 17 to the Unaudited Consolidated Financial Statements.

Business Segments

Bingo - As of August 1, 2010, we had bingo systems in service in 41 states, various Native American locations and the United Kingdom, Canada, and Japan.  We currently market portable bingo systems that can be played anywhere within the bingo hall and fixed-based units with touch screen activated monitors.  We have portable and fixed-based bingo terminals operating in charitable, Native American, commercial, and military bingo halls.  Both our portable and fixed-base bingo systems display electronic bingo card images for each bingo game.  Our electronic bingo terminals enable players to play substantially more bingo cards than they can play on paper cards, typically leading to greater spend per player and higher profits per bingo session for the bingo operator.  We typically enter into one to three year contracts with bingo operators.  In addition to bingo systems and player terminals, we develop and market exclusive bingo based speed games including our Big, Bad Bingo™ or “B3™”, which currently can be played on fixed-based terminals and is expected to be offered on one of our portable bingo systems during the first quarter of fiscal 2011.

We have developed a wireless server-based gaming system, GameTech Elite®, which will enable us to offer Class III game content on portable player terminals and other cutting edge server-based applications for casino and Native American gaming markets.  However, we are presently focused on utilizing this server-based gaming technology to improve and enhance our traditional bingo market applications.  In 2009, we completed the development of a particular configuration of our GameTech Elite® server-based system, which is now the core operating system for our bingo platform.  This product, GameTech Edge Bingo System™, was successfully field tested in the summer of 2009.  As a result of this development, management evaluated the cost benefit surrounding the future development and deployment of the GameTech Mini unit and decided to discontinue this product line.

In the third quarter of fiscal 2010, we introduced GameTech Edge Basic Bingo System ™ and GameTech Edge Express Bingo System ™, both specifically designed for charitable gaming operators.  The Company is encouraged by the customer response to date.  Other recent releases include GameTech Explorer, our new state-of-the-art wireless bingo device, Virtual Flash Board, and Vivid View Fixed Base Player device.  With these releases, GameTech Edge Bingo System™ will support new branded bingo game concepts scheduled for introduction into the market in the first quarter of fiscal year 2011.  We expect our first deployment on a cruise line in the United Kingdom to occur during the first quarter of fiscal 2011.  In addition, we have begun work on porting our B3 24 Number Speed Bingo System to our new GameTech Explorer, also in an effort to open new markets, both domestically and internationally, for non-traditional bingo games.  We also anticipate the release of this product in the first quarter of fiscal 2011.  Development also continues with the next release of the GameTech Edge Plus Bingo System ™ with paper inventory and payout master.  We expect this version to be released during the second quarter of fiscal 2011.

VLT/Slot – We also manufacture and sell VLT’s and related software, collectively called the “VLT/Slot business”.  We entered the VLT/Slot business on March 28, 2007 with our acquisition of substantially all of the assets of Summit Amusement & Distributing, Ltd.  These machines are typically sold to VLT route operators, bar/tavern gaming operators, and distributors on both a machine purchase and revenue participation basis.  In 2008, we received license approvals from Nevada Gaming Commission for the manufacture and distribution of gaming devices and for the operation of inter-casino linked systems, which will allow us to utilize our gaming platforms to expand into new Class III markets with existing, newly developed, and acquired gaming content from third party developers.

Traditionally, our core VLT/Slot markets have been the states of Montana, Louisiana, South Dakota, and West Virginia.  Much of our focus to date this year has been on the expansion of our product offerings for these markets, with the addition of several new game suites comprised of video poker, keno, and spinning reel game titles.  We have also increased our focus on new market openings to generate growth.  These new market opportunities are largely a result of state governments looking to VLT’s to provide tax revenues to address budgetary concerns. The extent and timing of these new VLT market opportunities are uncertain, as is our ability to obtain the necessary regulatory licenses to operate in these markets and our ability to contribute the capital and other resources that will be required to participate in these new markets.  Additionally, our ability to devote the resources necessary to obtain licensing and gain market share in these markets depends in large part on our ability to generate increased cash and/or raise additional capital, and could be further restricted from spending limits imposed by our Lenders on further investment in the Illinois VLT market.  See discussion within this Item under “Subsequent Events – Credit Agreements”, and under Item 1A of Part II “Risk Factors” for additional information.

Our product development efforts have focused on products specifically designed for several new markets as well as providing new and improved platforms and game content to our existing markets.  In the Montana VLT market, we completed a large custom project and received regulatory approval on August 5, 2010.  We began customer installation in September 2010. In the Illinois market, we have also been developing VLT products and market specific games.  However, our ability to continue to develop these products in order to penetrate new markets largely depends on our ability to generate increased cash and/or raise additional capital as may be restricted by capital expenditure limits imposed by our Lenders.  See discussion within this Item under “Liquidity and Capital Resources – Credit Facility and $1.8 Million Line of Credit”, and under Item 1A of Part II “Risk Factors” for additional information.

COMPARATIVE RESULTS OF OPERATIONS ~ 13-WEEK PERIODS ENDED AUGUST 1, 2010 AND AUGUST 2, 2009

Summary Table

The following table sets forth certain selected unaudited condensed consolidated financial data for the periods indicated:

	13 Weeks Ended August 1, 2010 and 13 Weeks Ended August 2, 2009
	(In Thousands)
	Bingo				VLT/Slot
	13 Weeks	13 Weeks	$ Change	% Change	13 Weeks	13 Weeks	$ Change	% Change
	Ended	Ended	Favorable/	Favorable/	Ended	Ended	Favorable/	Favorable/
	8/1/2010	8/2/2009	(Unfavorable)	(Unfavorable)	8/1/2010	8/2/2009	(Unfavorable)	(Unfavorable)
Net revenue	$6,957	$9,281	$(2,324)	-25.0%	$467	$2,162	$(1,695)	-78.4%
Cost of revenue	2,599	3,469	870	25.1%	332	1,509	1,177	78.0%
Gross profit	4,358	5,812	(1,454)	-25.0%	135	653	(518)	-79.3%
Operating expenses:
General and administrative	1,276	1,332	56	4.2%	1,793	988	(805)	-81.5%
Sales and marketing	1,896	2,404	508	21.1%	437	189	(248)	-131.2%
Research and development	652	826	174	21.1%	1,033	547	(486)	-88.8%
Impairment of assets held for sale	1,435	-	(1,435)	-100.0%	1,435	-	(1,435)	-100.0%
Summit Amusement settlement	-	-	-	0.0%	(1,370)	-	1,370	100.0%
Total operating expenses	5,259	4,562	(697)	-15.3%	3,328	1,724	(1,604)	-93.0%

Income (loss) from operations	(901)	1,250	(2,151)	-172.1%	(3,193)	(1,071)	(2,122)	-198.1%

Other income (expense):
Interest expense	(125)	(56)	(69)	-123.2%	(650)	(260)	(390)	-150.0%
Impairment of investments	(175)	-	(175)	-100.0%	-	-	-	-%
Gain on sale of investments	514	-	514	100.0%	-	-	-	-%
Other, net	22	173	(151)	-87.3%	1	2	(1)	-50.0%

Income (loss) before income taxes (benefit)	(665)	1,367	(2,032)	-148.6%	(3,842)	(1,329)	(2,513)	-189.1%

Income taxes (benefit)	3	96	93	96.9%	(595)	33	(628)	1,903.0%

Net income (loss)	$(668)	$1,271	$(1,939)	-152.6%	$(3,247)	$(1,362)	$(1,885)	-138.4%

Net revenue

The decrease in Bingo net revenue for 2010 is primarily due to hall closures from both adverse economic conditions and regulatory changes, in addition to price adjustments to respond to increased competition in regional markets.  The decrease in 2010 VLT/Slot net revenues is primarily due to fewer higher priced complete VLT units and parts being sold.

Cost of revenue

The decrease in Bingo cost of revenue in 2010 was driven by staffing reductions ($0.4 million) to align the labor costs with lower business and depreciation decreases ($0.6 million) as the Traveler and Tracker units became fully depreciated, offset in part by increased amortization of $0.2 million related to the acquired license rights for our new Explorer units.  The decrease in VLT/Slot cost of revenue is directly related to the decrease in net revenue.

Gross profit

The gross margin percent for Bingo was flat for the quarters.  As a result of lower sales volume, bingo gross profit decreased $1.5 million in 2010.  The decrease (79.3%) in VLT/Slot gross profit to $0.1 million in 2010 also related primarily to lower sales volume with a slight decrease in gross profit margin due to service costs declining at a slightly lower rate than revenues.

Operating expenses

General and administrative.  Bingo G&A expenses were relatively flat for the quarter.  The increase in 2010 costs related to VLT/Slot is primarily due to an increase in the allowance for bad debt.

Sales and marketing.  Bingo sales and marketing expenses decreased primarily due to reduced sales and distributor commissions and staff reductions.  The increase in VLT/Slot sales and marketing expenses in 2010 was primarily due costs incurred to supporting the release of new VLT software products in Louisiana.

Research and development.  Bingo research and development expenses decreased and VLT/Slot research and development increased as a result of our R&D staff focusing their efforts on developing new VLT/Slot products for existing and prospective markets.

Other income (expense)

Interest expense.  Interest expense was $0.8 million in 2010, compared to $0.3 million for the 13 weeks ended August 2, 2009, due to a non-cash benefit in 2009 for the value of the interest rate swap contract that reduced interest expense.

Impairment of investments and gain on sale.  During the 13 weeks ended August 1, 2010, we received a tender offer and sold three of the ARS providing a gain on sale of approximately $0.5 million.  Unrealized losses related to the remaining ARS were $0.2 million in 2010.  No unrealized losses were recorded for the 13 weeks ended August 2, 2009.  Losses were based largely upon the credit risks of the issuers and the lack of an active trading market in the remaining securities.

Impairment of assets held for sale.  During the 13 weeks ended August 1, 2010, it was decided that the real property housing the Company headquarters and warehouse space would be listed for sale.  Accordingly, the real estate has been reclassified as held for sale and written down $2.9 million to its estimated fair value.

Summit Amusement settlement.  During the 13 weeks ended August 1, 2010, we received a settlement of $1.4 million related to the Summit net working capital dispute as of March 28, 2007.

COMPARATIVE RESULTS OF OPERATIONS ~ 39-WEEK PERIODS ENDED AUGUST 1, 2010 AND AUGUST 2, 2009

Summary Table

The following table sets forth certain selected unaudited condensed consolidated financial data for the periods indicated:

	39 Weeks Ended August 1, 2010 and 39 Weeks Ended August 2, 2009
	(In Thousands)
	Bingo				VLT/Slot
	39 Weeks	39 Weeks	$ Change	% Change	39 Weeks	39 Weeks	$ Change	% Change
	Ended	Ended	Favorable/	Favorable/	Ended	Ended	Favorable/	Favorable/
	8/1/2010	8/2/2009	(Unfavorable)	(Unfavorable)	8/1/2010	8/2/2009	(Unfavorable)	(Unfavorable)
Net revenue	$23,052	$30,448	$(7,396)	-24.3%	$2,441	$6,290	$(3,849)	-61.2%
Cost of revenue	9,398	11,096	1,698	15.3%	2,835	4,018	1,183	29.4%
Gross profit (loss)	13,654	19,352	(5,698)	-29.4%	(394)	2,272	(2,666)	-117.3%
Operating expenses:
General and administrative	4,423	4,538	115	2.5%	4,060	3,258	(802)	-24.6%
Sales and marketing	6,211	7,662	1,451	18.9%	1,313	907	(406)	-44.8%
Research and development	2,282	2,268	(14)	-0.6%	2,569	1,808	(761)	-42.1%
Impairment of assets held for sale	1,435	-	(1,435)	-100.0%	1,435	-	(1,435)	-100.0%
Summit Amusement settlement	-	-	-	0.0%	(1,370)	-	1,370	100.0%
(Gain) on sale of bingo equipment	(633)	-	633	100.0%	-	-	-	0.0%
Total operating expenses	13,718	14,468	750	5.2%	8,007	5,973	(2,034)	-34.1%

Income (loss) from operations	(64)	4,884	(4,948)	-101.3%	(8,401)	(3,701)	(4,700)	-127.0%

Other income (expense):
Interest expense	(255)	(320)	65	20.3%	(1,294)	(2,035)	741	36.4%
Impairment of investments	(175)	-	(175)	-100.0%	-	-	-	-%
Gain on sale of investments	944	-	944	100.0%	-	-	-	-%
Other, net	101	(27)	(128)	-474.1%	-	10	(10)	-100.0%

Income (loss) before income taxes (benefit)	551	4,537	(3,986)	-87.9%	(9,695)	(5,726)	(3,969)	-69.3%

Income taxes (benefit)	190	1,325	1,135	85.7%	10,533	(1,672)	(12,205)	-730.0%

Net income (loss)	$361	$3,212	$(2,851)	-88.8%	$(20,228)	$(4,054)	$(16,174)	-399.0%

Net revenue

Bingo net revenue decreased in 2010 primarily due to hall closures from both adverse economic conditions and regulatory changes, in addition to price adjustments to respond to increased competition in regional markets.  VLT/Slot net revenues decreased in 2010 primarily due to a higher proportion of lower unit revenue software conversion kits sold in 2010 compared to more higher priced cabinets and complete VLT units in 2009.

Cost of revenue

Bingo cost of revenue decreased in 2010 primarily due to staff reductions ($0.9 million) to align our costs to lower business levels and a decrease in current depreciation expense ($1.2 million) as the Traveler and Tracker became fully depreciated, offset in part by increased amortization of $0.4 million related to the acquired license rights for the Explorer.  During the second quarter of fiscal 2010, we deemed certain products and inventory primarily related to Class III server-based gaming and an older VLT platform to be obsolete or in excess of revised forecasted needs.  This resulted in additional depreciation and inventory write-downs included in cost of revenue during that quarter of $839 thousand and $1.2 million, respectively.

Gross profit

Bingo gross profit decreased in 2010 due to a 4.3% decline in gross margin and $0.8 million of accelerated depreciation resulting from management’s decision in the second quarter to discontinue development of the “Mini” product line and increased amortization related to the acquired license rights for the Explorer.  The gross profit for VLT/Slot decreased primarily due to lower revenues and the increased obsolescence reserves.

Operating expenses

General and administrative.  Bingo G&A expenses were relatively flat for 2010.  The increase in 2010 costs related to VLT/Slot is primarily due to an increase in the allowance for bad debt.

Sales and marketing.  Bingo sales and marketing expenses decreased in 2010 due to lower sales and distributor commissions directly related to lower net revenues as described above.  VLT/Slot sales and marketing expenses increased in 2010 primarily due to increased marketing and promotion costs related to supporting the release of new VLT products in Louisiana.

Research and development.  Bingo research and development expenses in 2010 remained flat.  VLT/Slot research and development expenses increased due to additional new product development efforts for both existing and new markets.

Other income (expense)

Interest expense.  Interest expense was $1.5 million in 2010, compared to $2.4 million for the 39 weeks ended August 2, 2009, primarily due to a $0.7 million non-cash expense in 2009 to adjust for the value of the interest rate swap contract, and lower interest expense in the current year resulting from the reduction in outstanding principal on bank debt.

Impairment of investments and gain on sale.  During the 39 weeks ended August 1, 2010, we received a tender offer and sold three of the ARS providing a gain on sale of approximately $0.5 million.  Unrealized losses related to the remaining ARS were $0.2 million in 2010.  No unrealized losses were recorded for the 39 weeks ended August 2, 2009.  The losses were based largely upon the credit risks of the issuers and the lack of an active trading market in the remaining securities.

Impairment of assets held for sale.  During the 39 weeks ended August 1, 2010, it was decided that the real property housing the Company headquarters and warehouse space would be listed for sale.  Accordingly, the real estate has been reclassified as held for sale and written down $2.9 million to its estimated fair value.

Summit Amusement settlement.  During the 39 weeks ended August 1, 2010, we received a settlement of $1.4 million related to the Summit net working capital dispute as of March 28, 2007.

APPLICATION OF CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Management’s Discussion and Analysis of Financial Condition and Results of Operations discuss our consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the balance sheet dates and reported amounts of revenue and expenses during the reporting period. On an ongoing basis, we evaluate our estimates and judgments, including those related to revenue recognition, allowance for doubtful accounts receivable, obsolescence, impairment of goodwill and long-lived assets, impairment of investments, loss contingencies, provision for income taxes, and stock based compensation. We base our estimates and judgments on historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

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

LIQUIDITY AND CAPITAL RESOURCES

We have funded our operations to date primarily through cash from operations and debt financing activities. This capital is used for operations, research and development, capital expenditures of equipment and associated support and software. As of August 1, 2010, we had negative working capital of $20.0 million compared to $7.6 million as of November 1, 2009.   The decrease in working capital for the 39 weeks ended August 1, 2010 was primarily due to the reclassification of all outstanding principal and interest on our Term Loan of approximately $26.4 million from long-term to short-term, an increase in accounts payable of approximately $1.7 million, a decrease in accounts receivable of approximately $2.0 million, and a decrease in prepaid expenses of approximately $0.5 million.  As of August 1, 2010, our principal sources of liquidity included cash and cash equivalents of $0.7 million and the $1.5 million available under a Line of Credit with BoW.

Operating activities provided $2.9 million of cash for the 39 weeks ended August 1, 2010 compared with $8.8 million for the 39 weeks ended August 2, 2009. The decline in operating cash flow is primarily due to a decrease in revenues.  The $2.9 million consisted of a net loss of $19.9 million, adjusted positively by $6.7 million for depreciation, amortization, obsolescence provisions, and loss on disposal of equipment, valuation allowance for deferred taxes of $13.9 million, and impairment of real estate held for sale of $2.9 million, offset by $1.6 million in gains on sales of investments and bingo equipment.  During the 39 weeks ended August 2, 2009, the $8.8 million consisted of a net loss of $0.8 million, adjusted positively by (i) $6.3 million for depreciation, amortization, obsolescence provisions, and loss on disposal of equipment, (ii) a $0.6 million non-cash benefit adjustment for the interest rate swap, a (iii) $1.5 million tax refund, and (iv) a reduction in inventory of $1.4 million due to sales.

Investing activities used approximately $2.1 million of cash during the 39 weeks ended August 1, 2010 compared to a use of $4.0 million during the 39 weeks ended August 2, 2009. The $2.1 million consisted of $1.6 million of capital expenditures, $1.5 million for the acquisition of a license to manufacture and distribute a portable hand-held gaming device, offset by $1.3 million proceeds from the sale of auction rate securities.  During the 39 weeks ended August 2, 2009, the use of $4.0 million consisted of $6.6 million of capital expenditures, offset by use of $2.6 million of restricted cash to fund capital spending on the improvements for our new headquarters.

Financing activities used $3.5 million during the 39 weeks ended August 1, 2010 compared to $3.5 million during the 39 weeks ended August 2, 2009. The $3.5 million used during the 39 weeks ended August 1, 2010 consisted of $2.3 million used to pay down the Term Loan, $2.4 million of restricted cash to pay down debt, offset by proceeds from borrowings under our Revolver of approximately $0.9 million and borrowings under our Line of Credit of approximately $0.3 million. The $3.5 million used during the 39 weeks ended August 2, 2009 was primarily for the payment on long-term debt.

Although it is management’s intention to comply with all the terms of the Company’s Credit Facility, including amendments, line of credit, and purchase commitments, we believe it is unlikely that we will be able to cure all the financial covenants defaults and/or raise the capital necessary to make the payments when due.  If we are unable to cure or satisfy the defaults or obtain waivers and reach a satisfactory agreement with our lenders, the lenders could elect to declare all amounts outstanding due and payable, which would ultimately lead to the financial and operational failure of the Company.  As of August 1, 2010, the Company has classified the total balance under the borrowing agreements ($26.4 million) and the interest rate swap premium liability ($1.3 million) as current liabilities.  In addition, due to increased restrictions imposed by amendment on certain funds held in deposit to meet the liquidity requirement, we have classified approximately $2.4 million from cash and equivalents to restricted cash.  For additional information related to our borrowings and noncompliance with certain covenants, see Notes 14, and 17 to the Unaudited Consolidated Financial Statements.

Our cash balances may continue to decrease as we use existing cash balances and cash from operations to fund our operations and capital expenditures.  Management believes that it is unlikely that cash from operations and existing cash balances will be sufficient to meet our anticipated cash requirements for the next 12 months.  Management is currently exploring what, if any, debt or equity financing opportunities or other strategic alternatives are available to the Company in order to meet our operating and capital needs for the next 12 months.  There can be no assurance, however, that financing or strategic alternatives will be available or successful, and we may be required to further reduce expenses and scale back operations.

At the present time, we have no commitments for any financing, and there can be no assurance that capital will be available to us on commercially acceptable terms or at all. We may have difficulty obtaining additional funds when needed, and we may have to accept terms that would adversely affect our stockholders.  Any additional equity financing may be dilutive to stockholders, and debt and certain types of equity financing, if available, may involve restrictive covenants or other provisions that would limit how we conduct our business or finance our operations.  In further efforts to improve liquidity management has listed the Company’s real estate for sale and is evaluating whether other assets might be sold to raise capital and/or reduce debt.

RECENT ACCOUNTING PRONOUNCEMENTS

In October 2009, the FASB issued new accounting guidance that amends the revenue recognition for multiple-element arrangements and expands the disclosure requirements related to such arrangements. The new guidance amends the criteria for separating consideration in multiple-deliverable arrangements, establishes a selling price hierarchy for determining the selling price of a deliverable, eliminates the residual method of allocation, and requires the application of relative selling price method in allocating the arrangement consideration to all deliverables. The new accounting guidance is effective for fiscal years beginning after June 15, 2010. We are currently evaluating the impact of the new guidance on our financial condition or results of operations and anticipate adoption in the first quarter of fiscal 2011.

In January 2010, the FASB issued ASC Accounting Standards Update (ASU) 2010-06 “Improving Disclosures about Fair Value Measurements” (“ASC ASU 2010-06”). ASC ASU 2010-06 requires various additional disclosures regarding fair value measurements, including the amounts of significant transfers between Level 1 and Level 2 of the fair value hierarchy, the reasons for any transfers in or out of Level 3, and a gross basis of presentation for purchases, sales, issuances and settlements within the Level 3 activity rollforward. The ASC ASU 2010-06 was effective for our second quarter of fiscal 2010, except for the disclosures about purchases, sales, issuances and settlements within the Level 3 activity rollforward, which will be effective for our first quarter of fiscal 2011. The adoption of this ASC has not had a material impact on our financial statements thus far.  We do not anticipate a material impact on our financial statements related to remaining disclosures effective for our first quarter of fiscal 2011.

ITEM 3.                      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Applicable

ITEM 4.                      CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms, including, without limitation, controls and procedures designed to ensure that such information is accumulated and communicated to our management, including our Chief Executive Officer and Interim Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

We have evaluated, with the participation of our Chief Executive Officer and Interim Chief Financial Officer, the effectiveness of our disclosure controls and procedures as of August 1, 2010. Based on this evaluation, our Chief Executive Officer and Interim Chief Financial Officer concluded that our disclosure controls and procedures were ineffective as of August 1, 2010. Specifically, our Chief Executive Officer and Interim Chief Financial Officer concluded that certain financial reporting staffing deficiencies constituted a material weakness in the Company’s disclosure controls and procedures.  As a result of this deficiency, the Company was unable to timely file its Quarterly Report on Form 10-Q for the quarter ended August 1, 2010 (which was due on or before September 15, 2010), primarily as a result of the Company’s inability to timely complete an impairment evaluation of goodwill and other intangibles and long-lived assets.

These staffing deficiencies included the departure of the former Chief Financial Officer (in July 2010) and certain accounting department personnel.  The Company has reassigned personnel and hired additional employees and consultants and expects that this material weakness will have been mitigated by the end of the Company’s first fiscal quarter in 2011.

Internal Control over Financial Reporting

Changes in Internal Control over Financial Reporting

Except for the effects of the staffing deficiencies described above, there have been no changes in the Company's internal control over financial reporting during the most recently completed fiscal quarter that have materially affected or are reasonably likely to materially affect the Company's internal control over financial reporting.

PART II.                      OTHER INFORMATION:

ITEM 1.                      LEGAL PROCEEDINGS

For a discussion of our current litigation, see Note 13 (Legal Proceedings) to our unaudited consolidated financial statements included herein.

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

Our need for additional cash is acute and failure to obtain adequate cash to cure defaults related to our borrowing arrangements and/or obtain waivers and reach a satisfactory agreement with our lenders would ultimately lead to the financial and operating failure of our company in the future.
Our ability to successfully operate our business and execute our business plan could be adversely affected by our lack of liquidity and limited borrowing potential, leading to the ultimately financial and operational failure of our Company.

We risk delisting as a result of non-compliance with certain NASDAQ Global Market continued listing requirements.
Our common stock is listed on the NASDAQ Global Market.  In order to maintain that listing, we are required to satisfy minimum financial and other continued listing requirements.  We are not currently in compliance with some of the requirements.  There can be no assurance that the Company will be able to regain or maintain compliance with the listing criteria or that an appeal for waiver, if pursued, would be successful which may lead to the delisting of our common stock.

ITEM 2.                      UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Not Applicable

ITEM 3.                      DEFAULTS UPON SENIOR SECURITIES

Not Applicable

ITEM 4.                      [RESERVED]

Not Applicable

ITEM 5.                      OTHER INFORMATION

Not Applicable

ITEM 6.                      EXHIBITS

3.1	Certificate of Incorporation GameTech International., as amended (2)
3.2	Certificate of Designation of Series A Junior Participating Preferred Stock GameTech International, Inc. (3)
3.3	Third Amended and Restated Bylaws of GameTech International, Inc. (4)
4.1	GameTech International, Inc. Registration Rights Agreement (5)
4.2	Rights Agreement, dated as of March 7, 2003, between GameTech International, Inc. and Mellon Investor Services, LLC, as rights agent (6)
4.3	Amendment No. 1 to Rights Agreement dated as of July 16, 2009, between GameTech International, Inc. and Mellon Investor Services, LLC, as rights agent (7)
4.4	Specimen Common Stock Certificate (3)
10.2	Forbearance and Third Loan Modification Agreement to August 22, 2008 Financing Agreement, dated June 21, 2010. (8)
10.6	Amendment to Forbearance Agreement and Fourth Loan Modification Agreement to August 22, 2008 Financing Agreement, dated July 31, 2010. (9)
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended.
31.2	Certification of Interim Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended.
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Interim Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(2)
Incorporated by reference to Exhibits 2.1 to the Registrant’s Registration Statement on Form S-1 (Registration Statement No. 333-34967) as filed with the Commission on or about September 4, 1997 (Commission File No. 000-23401).

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

(5)
Incorporated by reference to Exhibit 4.1 to Amendment No. 1 to the Registrant’s Registration Statement on Form S-1 (Registration Statement No. 333-34967) as filed with the Commission on or about October 17, 1997 (Commission File No. 000-23401).

(6)	Incorporated by reference to Exhibit 4.3 to the Registrant’s Current Report on Form 8-K dated March 7, 2003, as filed with the Commission on or about March 10, 2003 (Commission File No. 000-23401).
(7)	Incorporated by reference to Exhibit 4.1 to the Registrant's Current Report on Form 8-K dated July 16, 2009 as filed with the Commission on or about July 20, 2009 (Commission File No. 000-23401).
(8)
Incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the 13 weeks ended May 2, 2010, as filed with the Commission on or about June 21, 2010 (Commission File No. 000-23401).

(9)	Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated August 12,2010 as filed with the Commission on or about August 17, 2010 (Commission File No. 000-2341).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Signature	Title	Date

/S/ William Fasig	Chief Executive Officer
	(Principal Executive Officer)	January 12, 2011

/S/ Suzanne Chennault	Interim Chief Financial Officer
	(Principal Financial and Accounting Officer)	January 12, 2011