Form 10-K
period 2010-10-31
GAMETECH INTERNATIONAL INC
filed 2011-02-15
CIK 1045014

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the 52 weeks ended October 31, 2010

☐TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ to_______

Commission file number 000-23401
GameTech International, Inc.
(Exact name of registrant as specified in its charter)

Delaware	33-0612983
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

8850 DOUBLE DIAMOND PKWY, RENO, NEVADA	89521
(Address of principal executive offices)	(Zip Code)

 (775) 850-6000
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, par value $.001 per share Rights to Purchase Series A Junior Participating Preferred Stock	The NASDAQ Capital Market The NASDAQ Capital Market

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
Yes ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☒No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “accelerated filer,” “large accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer  ☐  Accelerated filer  ☐ Non-accelerated filer  ☐ Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
Yes ☐   No  ☒

The aggregate market value of common stock held by non-affiliates of the registrant based on the closing price of the registrant’s common stock as reported on the NASDAQ Capital Market on May 2, 2010, which was the last business day of the registrant’s most recently completed second fiscal quarter, was $19,403,508. For purposes of this computation, all officers and directors of the registrant are deemed to be affiliates.  Such determination should not be deemed to be an admission that such officers and directors are, in fact, affiliates of the registrant.

The number of shares of common stock, $0.001 par value, outstanding as of February 10, 2011, was 11,821,527 shares.

Documents Incorporated By Reference

Portions of the registrant’s definitive proxy statement for the 2011 Annual Meeting of Stockholders are incorporated by reference into Part III of this report.

GAMETECH INTERNATIONAL, INC.

ANNUAL REPORT ON FORM 10-K
52 WEEKS ENDED OCTOBER 31, 2010

Statement Regarding Forward-Looking Statements

The statements contained in this report on Form 10-K that are not purely historical are forward-looking statements within the meaning of applicable securities laws. Forward-looking statements include statements regarding our “expectations,” “anticipation,” “intentions,” “beliefs,” or “strategies” regarding the future. Forward-looking statements also include statements regarding revenue, margins, expenses, and earnings for fiscal 2011 and thereafter; expansion of products or product development; expansion into new domestic and international markets; potential acquisitions or strategic alliances; and liquidity and anticipated cash needs and availability. All forward-looking statements included in this report are based on information available to us as of the filing date of this report, and we assume no obligation to update any such forward-looking statements. Our actual results could differ materially from the forward-looking statements.

PART I

Item 1.              Business

General

Our company was incorporated in 1994 to develop and market interactive electronic bingo systems.  GameTech bingo products currently consist of portable, fixed-based, and server-based player terminals, inclusive of bingo operating systems (Bingo segment).  We also design, develop, and market gaming software for use in connection with video lottery terminals (VLTs) and slot machine equipment, including gaming devices (VLT/Slot segment).  Historically, most of our revenues have been generated domestically with the remainder from product placement in Europe, Canada, and Asia.  The Company conducts a substantial amount of its business through distributor relationships, many of which act as a collection agent.  One distributor represented 44.6% of our consolidated accounts receivable balance before allowances at October 31, 2010.  For information about our segments in addition to that which immediately follows, see Business Strategy also in Item 1 and Note 14 to our consolidated financial statements included in Item 8.

Bingo Segment

Our products include portable and server-based bingo systems that can be played anywhere within a bingo hall, and fixed-based terminals with touch screen activated monitors that can be used in charitable, Native American, commercial, and military bingo hall operations.  Our portable and fixed-based bingo terminals display electronic bingo card images for each bingo game.  Our electronic bingo terminals enable players to play substantially more bingo cards than they can play on paper cards, typically leading to a greater spend per player and higher profits per bingo session for the bingo operator.  We install the electronic bingo systems, typically at no cost to the operator, and charge either a fixed fee per use per terminal, a fixed weekly fee per terminal, or a percentage of the revenue generated by each terminal.   Our contracts with bingo operators are typically for an initial period of one to three years, some with automatic one-year renewals until affirmatively cancelled.

Bingo is legal in 48 states (excluding Hawaii and Utah) and the District of Columbia with electronic bingo approved in approximately 87% of those states.  Nonprofit organizations sponsor bingo games for fundraising purposes, while Native American enterprises and other government units and commercial entities operate bingo games for profit.  As of October 31, 2010, we had bingo systems placed and in service in 40 states, various Native American locations, the United Kingdom, Canada, and Japan.  Under the Indian Gaming Regulatory Act, or IGRA, electronic bingo may be played on Native American lands. We estimate that bingo is currently played on Native American lands in 30 states.  As of October 31, 2010, we had terminals in operation in Native American bingo halls in 16 of those states.  For fiscal 2010 and fiscal 2009, 85.5% and 81.8% respectively, of our net revenue came from our Bingo segment.

In 2008, we released a new wireless server-based operating system, GameTech Elite®, which enabled us to offer expanded content, support, and functionality to our products.  The GameTech Elite® operating system has become the core operating system for our latest bingo platform, GameTech Edge Bingo System™.  The GameTech Edge Bingo System™ was released to the market in third quarter of 2010 and now operates in 7 states and in Ontario, Canada. In conjunction with this release, we introduced the Explorer™, our new state-of-the-art wireless bingo device, Virtual Flash Board application, and the Vivid View Fixed Based terminal.  In addition to bingo systems and player terminals, we develop and market exclusive bingo based speed games, namely our: Big, Bad Bingo™ or “B3™”, which currently can be played on fixed-based terminals and on the Explorer™.

VLT/Slot Segment

We entered the VLT/Slot business on March 28, 2007 with our acquisition of substantially all of the assets of Summit Amusement & Distributing, Ltd. (“Summit Gaming”) for $40.9 million ($39.5 million net of $1.4 million settlement in 2010) in cash.  The gaming devices we manufacture are typically sold to VLT route operators, Native American locations, bar/tavern gaming operators, and distributors.

Our equipment is legal in 15 states and includes VLTs (state monitored Class III gaming machines), traditional slot (Class III) gaming machines, and related software, licensing, and game content.  Our equipment is operated in casinos, bar/taverns, truck stops, and other locations approved by the various jurisdictions.  We sell VLTs and related software and equipment primarily in Louisiana, Montana, and South Dakota.  For fiscal 2010 and fiscal 2009, 14.5% and 18.2% respectively, of our net revenue came from our VLT/Slot segment.

Periodic and other filings with the SEC

Our website is located at www.gametech-inc.com. Through our website, we make available free of charge our annual reports on Form 10-K, our proxy statements, our quarterly reports on Form 10-Q, our current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) under the Securities Exchange Act. These reports are available as soon as reasonably practicable after we electronically file them with the United States Securities and Exchange Commission (SEC).  Our financial results are reported using a 52/53 week fiscal year ending on the Sunday nearest October 31.

Business Strategy

Our goals are to be a leading provider of electronic bingo products in the United States, on Native American lands, and internationally, and a quality provider of VLT/Slot products in selected markets.  Key elements of this strategy include the following:

Expand Product Offerings and Emphasize Unique Gaming Content

We plan to expand the number of Bingo products we offer and the price range of solutions available to our customers.  We also plan to initiate an extensive Bingo equipment refurbishment program over the next two years for equipment currently placed with customers.

Our product development vision focuses on “player-centricity” and the core belief that the power of game design, and entertainment focused on the player will ultimately maximize the potential for operator profitability.  We focus on delivering innovative entertainment through all our gaming products. We believe our commitment to innovation, player experience, and performance enables us to constantly improve results and out-perform our competition.

Our electronic bingo products allow bingo operators to offer players many purchase and play options.   We are continuing to expand our product lines so bingo operators can offer players more options, including terminals that are capable of supporting a variety of different games. Our current electronic bingo system portfolio includes a server-based model with color display, four portable models, one with black and white display and three with color displays, two fixed-based color terminal models, and various back-office management systems.

In the third quarter of fiscal 2010, we introduced GameTech Edge Bingo System™ specifically designed for charitable gaming operators, in several jurisdictions across the country and internationally in Canada.  Our new GameTech Edge Bingo System™ has received exceptional reviews from our customers.  Additionally, we strategically released the Explorer™, a portable Wi-Fi player terminal, our Virtual Flash Board module, and the Vivid View Fixed Based player terminal that will support our new branded bingo game concepts and expanded bingo betting options currently in development.

The gaming content developed for our VLT/Slot segment includes unique video poker and keno games that have allowed us to generate and hold market share as leaders in VLTs in the markets where we compete.  We believe revenue growth will be driven by increasing market share in our existing markets and expanding product placement into new markets.

Expand Internationally

We plan to continue to expand our operations outside of the United States.  We currently have an installed base of bingo terminals in Europe, Canada, and Asia.  International revenue as a percentage of our total revenue was 6.3% in fiscal 2010 and 7.2% in fiscal 2009.  We are currently pursuing additional expansion in Latin America, Europe, certain provinces in Canada, and other locations.  In Europe, we are working with major bingo operators to increase player demand and commitment to electronic products, which in turn allows us to place additional electronic bingo terminals in bingo halls and casinos.

Develop Strategic Alliances

We plan to continue to review growth opportunities through strategic alliances that could extend our presence into new geographic markets, expand our customer and product base, add new products, improve our costs of goods sold, and provide operating synergies.

Products – Bingo

We provide bingo operators with a variety of electronic player terminals and back-office management systems. The newest of these systems is known as GameTech Edge Bingo System™.  This operating system includes Point-of-Sale (POS) functionality and player tracking for bingo operators that allows them to consolidate to one system for selling bingo paper and electronics, while also loading the appropriate sales information to electronic player terminals. The GameTech Edge Bingo System™ provides bingo operators a verifier that confirms whether a “BINGO” is legitimate and has been won on a bingo card (whether electronic or paper) that was sold during the session.  In addition to traditional electronics bingo applications and features, the GameTech Edge Bingo System™ also offers new cutting edge features such as a virtual flash board, Wi-Fi portable units, and various new raffle and bingo games.

We continue to offer bingo operators a back-office management system known as AllTrak2®. AllTrak2 is typically integrated with our electronic bingo terminals to provide bingo operators with a package of accounting and marketing software that enhances their ability to manage the bingo hall. The AllTrak2 system is a Windows-based, multi-purpose accounting system for bingo hall operators running on standard PCs. AllTrak2 operates together with the Diamond™ system and significantly enhances the user interface at POS terminals. In addition, the systems provide inventory-tracking capabilities for bingo paper, complete sales data, and player tracking systems.

We design our electronic bingo systems to provide maximum appeal to bingo players and hall operators. The primary benefits to players of our bingo terminals include the following:

•	the ability to play up to 2,000 electronic bingo cards during one bingo game, depending on jurisdictional regulations, which is significantly more than can be played on paper;
•	the ability to electronically and simultaneously mark the called numbers on all cards being played, thereby reducing player error in missing or mismarking a number;
•	the ability to alert the player upon attaining a “BINGO,” thereby reducing the chance a player misses winning a prize; and
•	the ability to expand game content and betting options to increase revenues and player appeal

Our terminals are also designed to enhance the entertainment value of playing bingo. Our terminals allow players to customize certain aspects of the user interface, and our fixed-based terminals incorporate picture-in-picture video and audio technology. In many markets, players can also play alternative games, such as solitaire, for entertainment only, during and in between bingo sessions. Our portable terminals allow players to play bingo electronically while sitting in a player’s preferred seat or moving around the bingo hall. The ease of using our electronic bingo terminals makes playing bingo possible for players with physical disabilities that may prevent them from playing bingo with traditional paper cards, which normally involves marking multiple paper bingo cards by hand with an ink dauber. We believe that these aspects of our electronic bingo systems make them more appealing to players than paper cards.

We currently market two types of electronic bingo products: portable and fixed-based, with three electronic bingo systems. Many bingo hall operators offer players both portable and fixed-base terminals in order to satisfy varying customer preferences and price levels.

Portable Bingo Terminals

Our portable bingo terminals operate similarly to our fixed-based terminals. We currently have five models of portable bingo terminals in commercial use.  Our color portable terminals are the Explorer™, Traveler II™, Tracker®, Traveler®, and TED2C®.  As numbers are input into the terminals, either manually or by way of wireless communication, each bingo card being played is then simultaneously marked. These terminals can mark up to 2,000 cards per game, depending on the device. In a portable system, the file server, caller unit, and sales units are similar to, and can be shared with, those of fixed-based systems. The portable terminal can recognize any bingo game format that the bingo operator wishes to play and alerts the player, both audibly and visually, when “BINGO” has been achieved. Portable terminals are battery powered with rechargeable battery packs. Portable terminals are recharged between bingo sessions in charging crates.

The Explorer™ is our newest wireless portable terminal with a brilliant 10.2” color touch screen.  The Explorer supports the latest Wi-Fi 802.11 technology, two “hot-swappable” high capacity lithium ion battery packs for continuous play, and is expandable to incorporate a variety of new gaming content in addition to session bingo.

The Traveler II™ is a portable player terminal introduced in 2008 based on the original Traveler design with enhanced two-way Wi-Fi communications to allow players to purchase more cards mid-session and increase speed of sales for the operators. This easy-to-use device operates exclusively on the new GameTech Edge Bingo System™.

The Tracker® portable color terminal offers a low-cost color alternative to players preferring the familiarity of our TED® terminal. Tracker was developed in 2006, with widespread installations in 2007 and 2008. The Tracker incorporates many of the favored features of our TED® terminal with the added enhancement of a high-resolution color screen. The Tracker terminal can display up to 6 bingo cards at a time while monitoring the play of 600 cards in a single game. The Tracker interfaces with our AllTrak2, the Diamond™ POS system, or the new GameTech Edge Bingo System™.

The Traveler® is a portable player terminal introduced in 2003 that is designed to cater to players who prefer a compact portable terminal with a color display and wireless communications. The Traveler can display up to 8 cards at one time and monitors the play of up to 2,000 cards in a single game. The terminal utilizes our crate loading methodology, eliminating the need to load a player’s information into an individual terminal at the POS station. This easy-to-use device operates using either AllTrak2 back-office system, Diamond™ system, or the new GameTech Edge Bingo System™.

The TED2C® terminal, with its color screen and clear easy-to-see graphics, is similar to our fixed-based bingo systems, and offers a superior player experience. The TED2C terminal can display up to 16 cards at one time and plays up to 600 cards in one game. This easy-to-use device operates using either the AllTrak2 back-office system or Diamond™ system.

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

Caller Unit. The caller unit, which is located on the caller’s stand, allows the caller to communicate with each player’s terminal by use of a touch screen. By simply touching the screen, the caller enters ball numbers drawn, game number, game patterns, and wild numbers. The caller unit connects with each player’s fixed-based terminal to verify electronic bingo card images and enables the winning electronic bingo card images and paper cards to be displayed on monitors within the bingo hall. The caller unit contains a modem that allows us to access data remotely, enabling us to monitor the use of our terminals. Data from the system is also available to assist bingo hall operators in managing their halls.

Sales Unit. The sales unit is a point-of-sale terminal where all customer purchases are transacted. Using a touch screen, the cashier activates player buy-in choices for the session while the unit automatically calculates pricing and totals. The player receives a printed receipt itemized by date, session, and quantity of electronic bingo card images purchased.

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

Products - VLT/Slot

Video Lottery Terminals

Our product line of VLTs consists of a variety of configurations including single screen upright and slant top machines as well as our dual-screen Megaplex series that is available in both upright and slant top versions.  VLTs are electronic games of chance played on video terminals.  Visually and internally they are similar, and sometimes identical, to slot machines.  VLTs are video-based, overseen by state lottery agencies, and can be monitored, controlled, and audited by a central computer system.  By contrast, slot machines can be video or reel-based, may be overseen by other regulatory agencies, and may be independent of a central control system. The VLTs are typically configured with multi-game and multi-denomination options to allow for greater flexibility in attracting a variety of gaming customers as one machine may offer many different combinations of games by varying denominations.

Slot Equipment and Game Content

GameTech has developed many unique game themes that include rich visual content as well as unique game pay tables that are designed to attract customers seeking a variety of gaming experiences.  In addition, we have acquired externally developed unique game content to complement our game library.  We will continue to develop game content internally and selectively acquire game content externally.   Development of game content in the future will be a key initiative as we look to expand our presence in the existing markets as well as expand into new markets.

Product and System Software Development

We conduct an ongoing research and development program to enhance the features and capabilities of our various product lines, to maintain a competitive advantage in the marketplace, to extend our product line with new games and applications, and to continually reduce the cost of both product development and product manufacturing.

During fiscal 2010, we spent approximately $6.1 million for company-sponsored research and development activities compared with approximately $5.4 million during fiscal 2009.

Sales, Marketing, and Distribution

Bingo.  As a global gaming technology company dedicated to the development and manufacturing of cutting-edge gaming entertainment products and systems, GameTech holds a predominant position in the North American bingo market with its interactive electronic bingo systems, portable and fixed-based gaming units as well as complete hall management modules.  GameTech strives to work with only those third-party distributors who have the largest market share or other unique advantages in bingo supplies for their respective geographic areas. Our distributors, typically, work in defined geographic jurisdictions under one to three-year agreements with exclusivity provisions with GameTech, where applicable. This exclusivity allows us to align our mutual interests in the market and seek to maintain or strengthen our market positions.

Our sales force works to support our network of distributors as well as service customers directly in non-distributor markets. Our staff of sales personnel consults with bingo operators to optimize the use of electronics in their games and to improve their profitability.

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

VLT/Slot.  Our VLT/Slot equipment is sold through an internal sales force that sells directly to gaming operators as well as distributors.  In Montana, West Virginia, and South Dakota we primarily sell directly to gaming operators through our sales force.  In Louisiana, as required by law, we sell to one distributor who then sells the product to the gaming operators throughout the state.  Our marketing strategy is to target both large and small gaming operators and demonstrate the benefits and competitive advantages of our VLT/Slot equipment that is focused specifically on the uniqueness of local VLT and route markets.

In May 2008, we entered into a Purchase, Sale and Software Development Agreement with Rocky Mountain Industries LLC (“RMI”) of Montana, a leader in the Montana gaming market.  The agreement called for an initial order of 500 gaming machines, with an option for the customer to purchase an additional 500 machines.  The contract specified a new cabinet style for the gaming machines and also called for the Company to provide custom development of five new games and certain rework of sixteen existing games (“Initial Custom Games”).   The agreement also called for the Company to develop and provide an additional ten custom games over the next several years (“Additional Custom Games”).  In October of 2008, the Company obtained approval of the new cabinet from Montana Gaming Control Division.  In March 2010, the Company began discussions with RMI to amend certain terms and provisions in their 2008 purchase, sale, and software development agreement.  The discussions began as a result of delays in completing the custom software development for this project, which were in part due to changes to the product requirements and specifications.  In October 2010, the Company executed an amendment to the agreement with RMI that includes, among other things, a reduction in the number of units for the initial order from 500 units to 300 units and changes to the delivery schedule for completion and regulatory approval of the Initial Custom Game software, the Additional Custom Game software, and for delivery and installation of the gaming devices.  These changes will result in a reduction of the aggregate amount of revenue to the Company that was contemplated under the original agreement.  In January 2011, the Company completed development of the Initial Custom Games, obtained final regulatory approval, and in February 2011, the Company completed the installation of the initial order of 300 units.

Target Markets

Bingo.  GameTech targets thousands of charities licensed to operate bingo games in the United States and Canada. We also target Native American bingo halls and commercial entities in the United States and foreign markets. As of October 31, 2010, we had terminals in over 456 locations serving over 642 bingo operators.  For the 52 weeks ended October 31, 2010, portable terminals generated approximately 79% of our bingo revenue and fixed-based terminals generated approximately 21% of our bingo revenue.

VLT/Slot.  As of October 31, 2010, we sold VLT/Slot equipment, parts, and related software in nine states, with Louisiana, Montana, and South Dakota casino markets representing 98.7% of our overall VLT/Slot sales.  The VLT/Slot revenue stream and percentage contribution in these major markets consists of the sale of new equipment (52.7%), used equipment (0%), game development (9.8%), software upgrades (8.9%), and other parts (28.6%).

Materials and Supplies

We purchase all bingo and VLT/Slot hardware components from various domestic and international suppliers.  Our bingo and VLT/Slot components are assembled and systems are configured or manufactured at our facilities in Reno, Nevada and Billings, Montana.

Intellectual Property

We regard our products as proprietary and rely on patent, copyright, trademark, and trade secret laws to protect our proprietary rights and to protect our investment in research and development.

Patents. We own approximately 19 United States and international patents and applications, most of which are related to future products and methods that have not yet been introduced, potential product modifications and improvements, and to products we do not currently offer.  Some of the patents (primarily our game play method patents) that we own are issued only in the United States.  A majority of the technology is developed internally, however, some of our technology has been purchased and/or has been licensed.

Trademarks. We own numerous United States and international trademark registrations, applications and common law trademarks. Some of the more important marks include: “AllTrak,” “AllTrak2,” “B3,” “Big Bad Bingo,” “Blazing Quarters,” “Cadillac Bingo,” “Cash Countdown,” “Cow Abduction,” “Crazy Pays,” “Crystal Ball Bingo,” “Demolition Poker,” “Diamond,” “Gambler’s Edge Poker,” “GameTech,” “GameTech Edge Bingo System,” “GameTech Elite,” “High Country Montana Poker,” “Hot Flush,” “Jukebox Jungle,” “Jokers Jackpot,” “Montana Choppers,” “MegaPlex,” “Miner’s Treasure,” “Montana Choppers,” “Montana Poker II,” “Nevada Classic,” “Payline Poker,” “Pays All Poker,” “Penny Power,” “Peter Jacobsen Challenge Keno,” “Poker Dogs,” “Raging Rubies,” “Royal Touch,” “Sands Of Time,” “Spill Over,” “Stacking Cash Keno,” “Stars and Stripes Keno,” “Sweet Success,” “Sunken Treasure,” “TED,” “TED2C,” “The Electronic Dauber,” “Tracker,” “Traveler,” “Treasure Hunt Keno,” “Vault of Gold Keno,” “Wild Biker,” “Wild Widow Poker,” and “Who Dat Poker.”

Other Intellectual Property. In addition to patents and trademarks (registered and unregistered), we also own intellectual property in the form of copyrights (registered and unregistered), trade dress, and as trade secrets. No assurance can be given that we will be successful in maintaining the confidentiality of our trade secrets and other proprietary information. Costs associated with defending and pursuing infringement claims can be substantial. In the absence of valid and enforceable patent, copyright, trademark, or trade secret protection, we would be vulnerable to competitors who could lawfully copy our products and technology.

Intellectual Property Licenses. On occasion, we obtain licenses to intellectual property from third parties. These licenses are subject to various conditions and restrictions and typically involve us paying royalties on a fixed or a per unit basis. While we do not believe that any of these current license agreements are in jeopardy of being terminated, we can make no assurance that all of these license agreements will remain in effect or that such licenses can be extended under terms favorable to us.

Competition

Bingo.  The electronic bingo industry is characterized by intense competition based on various factors, including the ability to enhance bingo hall operations and to generate incremental revenue for bingo hall operators through product appeal to players, ease of use, serviceability, customer support and training, distribution, name recognition, and price.  We compete primarily with other companies providing electronic bingo terminals, including but not limited to Applied/California Concepts, Arrow International, ECM, Electronic Gaming Solutions, eQube International, FortuNet, Inc, Pacific Gaming, Planet Bingo, and Video King.  In addition, we compete with other similar forms of entertainment, including casino gaming, other forms of Class II gaming, and lotteries.  Increased competition has resulted, and may continue to result, in price reductions, reduced operating margins, reduced revenue, and loss of market share, any of which could materially and adversely affect our business, operating results, and financial condition.  Furthermore, existing and new competitors may expand their operations in our existing or potential new markets.  We have attempted to counter competitive factors by providing superior service, new, innovative, and quality products, and software improvements.  We believe that the quality of our full array of portable and fixed-based bingo systems, combined with superior service and customer support, differentiate us from our competitors.

VLT/Slot.  The VLT/Slot industry is highly competitive and is driven primarily by the ability of manufacturers to develop appealing video reel, video poker, and keno game content as well as the ability to provide their customers with a stream of new games to meet ever changing customer needs.  The development or acquisition of new game content is critical to remaining competitive in the VLT/Slot industry as our competitors continue to develop new game content.  By providing our customers with a variety of game options and configurations, we can differentiate our products and services from our competitors as well as provide for a built-in loyalty base of customers for conversion and upgrade sales that can provide a steady stream of recurring revenue.  We compete primarily with other VLT/Slot manufacturers in VLT- and route-based markets, including but not limited to IGT and Spielo.

Government Regulation

We are subject to regulation and oversight by governmental authorities in virtually all jurisdictions in which we conduct business. As of October 31, 2010, we held approximately 90 licenses with various regulatory agencies. The regulatory requirements vary from jurisdiction to jurisdiction. Governmental regulations may require licenses, approvals, findings of suitability, or qualifications for our company as well as for our products, officers, directors, certain personnel, significant stockholders, or other associated parties. The term “significant stockholder” typically refers to any beneficial owner of 10% or greater of our capital stock. Any person who fails or refuses to comply with these regulatory requirements could be subject to disciplinary or legal action, which could adversely impact our company, including the loss of any existing license, the ability to obtain a future license, and our ability to conduct business in one or more jurisdictions. The licensing approval and finding of suitability processes can be lengthy and expensive. On Native American lands, regulations result from the laws of each tribe, the provisions of IGRA, and various tribal-state compacts. Many jurisdictions have comprehensive licensing, reporting, and operating requirements with respect to the manufacture, development, assembly, support, distribution, sale, lease, use, and operation of bingo and bingo-related products, including electronic bingo equipment. These requirements have a direct impact on the conduct of our day-to-day operations. In substantially all jurisdictions in which gaming is legal, the regulatory authority imposes operating restrictions on gaming and on the form of business relations we can have with the gaming operator entities. Generally, regulatory authorities may deny applications for licenses, other approvals, or findings of suitability for any cause they may deem reasonable. There can be no assurance that our company or our hardware or software products, personnel, officers, directors, significant stockholders, distributors, vendors, consultants, or other associated parties will receive or be able to maintain any necessary licenses, other approvals, or findings of suitability. The loss of a license or a product approval in a particular jurisdiction may prohibit us from realizing revenue in that jurisdiction and may adversely impact our license or product placements and ability to realize revenue in other jurisdictions. Any change in law or regulation by a jurisdiction, or an unfavorable interpretation of any law or regulation, could adversely impact our ability to earn revenue.

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

Application of Future or Additional Regulatory Requirements

We intend to seek the necessary licenses, approvals, and findings of suitability for our company, our products, or our personnel in jurisdictions in which we anticipate significant bingo or other gaming activities. However, these licenses, approvals, or findings of suitability may not be obtained timely, if at all, and, if obtained, may be subsequently revoked, suspended, conditioned, or not renewed. In addition, we may not be able to obtain the necessary approvals for our future products. If a regulatory authority in a jurisdiction requires a license, approval, or finding of suitability and our company, stockholders, distributors, vendors, or consultants fail to seek or do not receive the necessary license or finding of suitability, we may be prohibited from distributing our products for use in the jurisdiction or may be required to develop or distribute our products through other licensed entities, which could result in reduced profit.

Employees

As of February 10, 2011, we had approximately 129 full-time and 3 part-time employees. We are not subject to collective bargaining agreements with our employees, and we believe that our relations with our employees are good.

Item 1A.    Risk Factors

Not required.

Item 1B.    Unresolved Staff Comments

None.

Item 2.              Properties

On August 22, 2008, we purchased real property in southeast Reno, Nevada for $10.8 million.  During the quarter ended August 1, 2010, we decided that this real property, housing our headquarters and warehouse space in Reno, Nevada would be listed for sale (see Note 5).  The real property consists of approximately 5 acres with a building of approximately 100,000 square feet that is used as our headquarters and for manufacturing operations.  We have invested in additional improvements to the interior of the building to add office space, and provide for the manufacturing and assembly needs of bingo and VLT/Slot equipment.  The loan we obtained to finance the purchase is secured by all of the assets of GameTech International Inc. and all of its wholly-owned subsidiaries, including a first mortgage on this real property.

We operated a 1,790 square-foot site in Southlake, Texas for our bingo operations until our lease expired December 31, 2010.  We lease two facilities in Billings, Montana for our VLT/Slot operations: a 10,000 square-foot site which expires August 2011 and a 3,180 square-foot site which is month-to month. In addition, we also lease a 4,600 square-foot facility in Las Vegas, Nevada which expires August 2013.  We lease several other storage facilities, none of which are material to our operations. We believe that our facilities will be adequate for our needs for the foreseeable future.

Item 3.              Legal Proceedings

For information regarding the Company's legal proceedings, see Note 9 to our consolidated financial statements contained herein.

Item 4.              (Removed and Reserved)

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities

Our common stock is listed on the NASDAQ Capital Market under the symbol “GMTC.” The following table sets forth high and low sales prices of our common stock for the period indicated as reported on the NASDAQ Capital Market during each quarter from November 1, 2009:

	High	Low
52 Weeks Ended November 1, 2009
First Quarter	$2.90	$0.95
Second Quarter	$1.50	$0.50
Third Quarter	$2.14	$1.21
Fourth Quarter	$2.08	$1.30
52 weeks October 31, 2010
First Quarter	$1.60	$0.01
Second Quarter	$2.12	$1.50
Third Quarter	$2.19	$0.59
Fourth Quarter	$0.63	$0.22

On February 10, 2011, the last reported sales price of our common stock was $0.36 per share, with 134 record holders of our common stock.

For information regarding the Company’s equity securities authorized for issuance under the Company’s equity compensation plans (all of which have been approved by the Company’s stockholders), see Note 10 to the audited consolidated financial statements contained herein.

Dividend Policy

During fiscal 2010 and 2009, the Company did not declare or pay any dividends.  Any payment of dividends in the future will be reviewed by our Board of Directors and will depend upon, among other factors, our earnings, financial condition, capital requirements, level of indebtedness, contractual restrictions with respect to the payment of dividends, and other considerations that our Board of Directors deems relevant. Under our current credit facility, any payment of cash dividends requires prior bank approval.

Item 6.                      Selected Financial Data

Not required.

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

Overview

We design, develop, and market bingo gaming devices and bingo operation management systems, VLT’s, slot machines and related software.  VLT’s, slot machines and related software are collectively referred to as “VLT/Slot business”.  We report on a 52/53 week fiscal year.  Fiscal years ended October 31, 2010 and November 1, 2009 both included 52 weeks.  The next 53 week year will be the fiscal year ending November 1, 2015.

For the 52-week periods ended October 31, 2010 (fiscal 2010) and November 1, 2009 (fiscal 2009), our portable bingo terminals, fixed-based bingo terminals, and VLT/Slot businesses made the following contributions to revenue:

	2010	2009

Portable Bingo Terminals	67%	64%
Fixed Base Bingo Terminals	19%	18%
VLT/Slot Equipment	14%	18%

As of October 31, 2010, we had bingo systems in service in 42 states, various Native American locations and the United Kingdom, Canada, and Japan.  We had VLT/Slot sales in 9 states and various Native American locations.

We generate revenue by placing electronic bingo systems in bingo halls under contracts based on (1) a fixed fee per use per session; (2) a fixed weekly fee per terminal; or infrequently (3) a percentage of the revenue generated by each terminal. Revenue growth for our bingo systems is affected by player acceptance of electronic bingo as an addition or an alternative to paper bingo.  Additionally, our revenue growth is dependent on our ability to expand operations into new markets and our ability to increase our market share in our current markets. Fixed-based bingo terminals generate greater revenue per terminal than portable bingo terminals, but also require a greater initial capital investment.

We typically install our electronic bingo systems at no charge to our customers.  We capitalize and amortize the installation costs, which have not been material, over the expected contract term.  The cost of the bingo equipment is depreciated over its estimated useful life of three to five years using the straight-line method.

Our VLT/Slot business generates revenue from the sale of VLT/Slots (new and used), software conversion kits, content fees, license fees, participation fees, parts, and services.  For both fiscal 2010 and 2009, 94.6% of our VLT/Slot business sales were derived from the sale of new and used equipment, conversion kits, and parts.

Our bingo and VLT/Slot expenses consist primarily of service costs associated with our bingo segment and product costs associated with the VLT/Slot segment (cost of revenue), general and administrative expense, sales and marketing expense, and research and development expense.  Service costs associated with our bingo segment consist primarily of payroll and related expense, depreciation and maintenance of equipment placed, and regulatory fees.  Product costs associated with the VLT/Slot segment includes primarily parts, payroll and related assembly costs associated with the manufactured products, including the write-off of excess and obsolete inventory.  General and administrative costs consist of expenses associated with management of our company and the related support; including finance and accounting, legal, compliance, information systems, human resources, allowance for doubtful accounts receivable, and amortization of intangible assets acquired from the Summit acquisition.  Sales and marketing expenses consist primarily of commissions paid to distributors for promoting and supporting our products, and compensation paid to our internal sales force to manage existing customers, to generate new customers, and sell additional and upgraded equipment.  Research and development costs consist primarily of payroll and related expense and component parts related to the design, development, and testing of new or materially enhanced games or game themes for our VLT and slot machines, and to develop and test new or materially enhanced wireless server-based bingo systems and improved bingo terminals.

Fiscal 2010 Highlights

During fiscal 2010, we incurred a net loss of $20.4 million, compared to a net loss of $10.5 million for the fiscal 2009.  Significant factors contributing to the fiscal 2010 loss include:

•	$13.5 million of valuation allowance provided for deferred tax assets;
•	$12.6 million or 26.4% decrease in revenue primarily due to a declining economy and increased regional competition offset by decreases in cost of revenue of approximately $3.8 million; and
•	$2.9 million impairment of real estate that was reclassified to held for sale.

During fiscal 2010, we also recognized a $1.4 million gain on settlement of the Summit Amusement suit.  Our capital expenditures in fiscal 2010 were $5.3 million, a decrease of approximately 25% from $7.0 million during fiscal 2009.

Recently Issued Accounting Standards (Not Yet Adopted)

In October 2009, the Financial Accounting Standards Board (FASB) issued Accounting Standards Codification (ASC) Accounting Standards Update (ASU) 2009-13 “Revenue Recognition (Topic 605):  Multiple-deliverable Revenue Arrangements—a consensus of the FASB Emerging Issues Task Force,” new accounting guidance that amends the revenue recognition for multiple-element arrangements and expands the disclosure requirements related to such arrangements. The new guidance amends the criteria for separating consideration in multiple-deliverable arrangements, establishes a selling price hierarchy for determining the selling price of a deliverable, eliminates the residual method of allocation, and requires the application of relative selling price method in allocating the arrangement consideration to all deliverables. The new accounting guidance is effective for fiscal years beginning after June 15, 2010.  We are currently evaluating the impact of the new guidance on our financial condition or results of operations and anticipate adoption in the first quarter of fiscal 2011.

In October 2009, the FASB issued ASC ASU 2009-14 “Software (Topic 985): Certain Revenue Arrangements That Include Software Elements—a consensus of the FASB Emerging Issues Task Force.”  The amendments in this Update change the accounting model for revenue arrangements that include both tangible products and software elements, removing tangible products containing software components and non-software components that function together to deliver the tangible product’s essential functionality from the scope of the software revenue guidance in Subtopic 985-605.  ASC ASU 2009-14 is effective for fiscal years beginning after June 15, 2010.  We are currently evaluating the impact of the new guidance on our financial condition or results of operations and anticipate adoption in the first quarter of fiscal 2011.

In January 2010, the FASB issued ASC ASU 2010-06 “Improving Disclosures about Fair Value Measurements” ASC ASU 2010-06 requires various additional disclosures regarding fair value measurements, including the amounts of significant transfers between Level 1 and Level 2 of the fair value hierarchy, the reasons for any transfers in or out of Level 3, and a gross basis of presentation for purchases, sales, issuances, and settlements within the Level 3 activity rollforward.  ASC ASU 2010-06 was effective for our second quarter of fiscal 2010, except for the disclosures about purchases, sales, issuances, and settlements within the Level 3 activity rollforward, which will be effective for our first quarter of fiscal 2011. The adoption of this ASC has not had a material impact on our financial statements thus far.  We do not anticipate a material impact on our financial statements related to remaining disclosures effective for our first quarter of fiscal 2011.

In December 2010, the FASB issued ASC ASU 2010-28 “Intangibles—Goodwill and Other (Topic 350): When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts (a consensus of the FASB Emerging Issues Task Force).”  When a goodwill impairment test is performed an entity must assess whether the carrying amount of a reporting unit exceeds its fair value (Step 1). If it does, an entity must perform an additional test to determine whether goodwill has been impaired and to calculate the amount of that impairment (Step 2). This Update addresses questions about entities with reporting units with zero or negative carrying amounts.  ASC ASU 2010-28 is effective for fiscal years beginning after December 15, 2010, however early adoption is permitted as of the effective date.  We are currently evaluating the impact of the new guidance on our financial condition or results of operations and anticipate adoption in fiscal 2012.

In December 2010, the FASB issued ASC ASU 2010-29 “Business Combinations (Topic 805): Disclosure of Supplementary Pro Forma Information for Business Combinations (a consensus of the FASB Emerging Issues Task Force).”  This Update provides guidance regarding the proper presentation of the pro forma revenue and earnings disclosure requirements for business combinations.  ASC ASU 2010-29 is effective for fiscal years beginning after December 15, 2010, however early adoption is permitted.  We do not anticipate a material impact on our financial statements related to this Update.

Critical Accounting Policies and Estimates

Management’s Discussion and Analysis of Financial Condition and Results of Operations discuss our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”). The preparation of these financial statements in accordance with GAAP requires us to make estimates and assumptions that affect the reported amounts, which estimates may require revision in future periods.    On an ongoing basis, we reconsider our estimates and judgments, including those related to allowance for doubtful accounts, obsolescence, impairment of investments, goodwill, and other intangibles and long-lived assets, loss contingencies, provision for income taxes, and stock-based compensation which are subject to material change within one year.  We base our estimates and judgments generally on historical experience and on various other factors including management’s plans that we believe are reasonable under the circumstances.

We believe that, except as discussed below, we do not employ any critical accounting policies or estimates that are either selected from among available alternatives, or require the exercise of significant management judgment to apply or that if changed are likely to affect future periods.  The following summarizes our critical estimates and policies.

Revenue Recognition

We recognize revenue when the following criteria are met:
•	Persuasive evidence of an arrangement between us and our customer exists,
•	delivery has occurred, bingo terminals are available or ready for play, or services have been rendered,
•	the price is fixed or determinable, and
•	collectability is reasonably assured which often requires the exercise of judgment in assessing the credit worthiness of customers.

We earn our revenue in a variety of ways. We offer our products for lease or sale. We also sell service and software updates for equipment previously sold or leased.

Placement of Bingo Equipment
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

Sale of VLT/Slot Products and Contracted Production
Product sales include primarily the sale of equipment, parts, and game content, including conversion kits.  Infrequently, our arrangements call for receipt of recurring participation revenue, which has not been material, in lieu of a predetermined sales price payable upon delivery, typically with 30-day terms.  Revenues are recorded net of incentives, discounts, sales taxes, and other taxes of a similar nature. Revenues related to contracted production are recognized as the related work is delivered following testing and submission of application for approval by state regulatory agencies.  Amounts received prior to completing the earnings process are deferred until revenue recognition criteria are met.  Complex systems and/or any multiple element contracts may take several months to complete.

Obsolete and Slow Moving Equipment Available for Placement and Component Parts

We provide reserves for (effectively, accelerate depreciation of) bingo terminals and related equipment and parts that we do not expect to use. We also provide reserves for slow moving components of our VLT/Slot products based on historical use patterns and future demand estimates that are frequently affected by technological developments.

Software Development Capitalization

We capitalize costs related to the development of certain software products that are to be used as integral parts of a product or process to be sold or leased, after technological feasibility of the software has been established and all research and development activities for the other components or processes are complete. We also capitalize qualified costs associated with significant enhancements to existing products. We consider a new product to be technologically feasible once it has been submitted to the testing laboratory of a state agency.  We cease capitalizing costs when the product is available for general release to our customers. We amortize the costs on a straight-line method over the estimated economic life of the product, typically three to five years, beginning when the product is available for general release. Determination of the estimated economic life of a product requires the exercise of significant judgment by management, particularly about the potential popularity and acceptance of the product.  Historical results of similar products, planned future releases of other products, and other technological factors are considered when making these determinations.

Allowance for Doubtful collection of Accounts Receivable

We perform evaluations of the credit worthiness of our Bingo and VLT/Slot segment customers, including distributors which in some jurisdiction perform billing and collection functions.  These evaluations are performed prior to issuing credit and on an ongoing basis thereafter.  In making this evaluation and in establishing allowances for doubtful collection of accounts receivable from specific customers, we consider the possible effect of economic trends, changes in customer payment terms, and historical collection experience. We recognize that the longer an amount is outstanding, the less likely collection becomes.  Accordingly, based on historical collection results, we also provide a general allowance for accounts receivable from customers not specifically analyzed based on a percentage of the totals by aging category.  In determining these percentages, we review historical write-offs of receivables, payment trends, and other available information.  In those instances where our distributors are responsible for billing and collecting, our estimates also consider possible non-payment by both the distributor and the distributors’ customers.

Impairment of Long-lived Assets, Goodwill and Other Intangible Assets

We review long-lived assets whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  Recoverability of long-lived assets are measured by a comparison of the carrying amount of the asset to estimated future undiscounted cash flows expected to be generated by the asset as if debt free.  If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets.

We review goodwill and other non-amortizable intangibles for possible impairment at least annually at the beginning of our fourth fiscal quarter, and more frequently when there is evidence that circumstances have changed materially.  The analysis is performed at a reporting unit level for goodwill by comparing the estimated fair value of the unit with its carrying value, including goodwill.  If the fair value is less than the carrying value, the impairment to be recognized is measured by the amount by which the carrying amount of the goodwill exceeds the fair value of the reporting unit goodwill.  The estimated fair values of our reporting units are estimated using market multiple comparable transaction and discounted cash flow methodologies, among others, and related valuation metrics that market participants would use.  The weight assigned to one or more methods may vary from period to period depending on evolving events and perceived current relevance.  Some of these methods require that we forecast prospective cash flows.  In preparing prospective cash flow analysis, we consider current trends and planned activities in the context of threats and opportunities, including regulatory developments among others, within our target competitive markets.

Our evaluations of goodwill and other non-amortizing intangible assets for possible impairment also require consideration of recent sale transactions and listings of similar business components and individual assets to determine their estimated fair value.   Once an impairment of goodwill or other intangible assets has been recorded, it cannot be reversed.

Share-based Compensation

We use the Black-Scholes valuation model to estimate the fair value of share-based compensation at the award grant date.  Significant judgment is required in the selection of input assumptions, including estimated stock volatility, forfeiture rates, expected dividends, and the length of time that the options would remain outstanding. See Note 10 of our Consolidated Financial Statements for additional information.

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

Because of uncertainties related to these matters, accruals are based only on the best information available at the time. As additional information becomes available, we reassess the potential liability related to our pending claims and litigation and revise our estimates.

Income Taxes

We are subject to federal, state, and/or local income taxes in the United States and in certain foreign jurisdictions. Determination of the appropriate amount and classification of income taxes depends on several factors, including estimates of probability of realization of deferred income tax assets, sustainability of uncertain tax positions, and the timing of income tax payments as affected by tax planning strategies.  The ability to realize the deferred tax assets is evaluated through the forecasting of taxable income in each jurisdiction, using historical and projected future operating results, the reversal of existing temporary differences, and the availability of tax planning strategies. Valuation allowances are recorded to reduce deferred tax assets when it is more likely than not that a tax benefit will not be realized. Changes in tax laws, enacted tax rates, geographic mix, or estimated annual taxable income could change our valuation of deferred tax assets and liabilities, which in turn would affect our tax provision. We carefully monitor many factors, including the impact of current economic conditions, and the length of time that losses may be carried forward to offset future income, in our valuation of deferred tax assets. During fiscal 2009, we did not record any additional valuation allowances, primarily due to the then perceived probability of realizing these assets over the next 12 years. At November 1, 2009, our total valuation allowance of $1.2 million related to capital losses associated with the write-down of investments in auction rate securities for which the occurrence of future capital gains necessary to use the capital losses was not considered more likely than not.  Our decision to provide a 100% valuation allowance for the deferred tax assets beginning in the second quarter of fiscal 2010 is primarily due to our continuing history of operating losses, market declines, and related lower sales forecasts associated with the VLT/Slot business.  As of October 31, 2010, valuation allowances for deferred tax assets totaled $14.4 million.

We also evaluate positions taken or to be taken on our income tax returns for sustainability upon audit by the taxing authorities. This assessment presumes that tax authorities evaluate the technical merits of transactions individually with full knowledge of all facts and circumstances surrounding the issue. Changes in facts or information as well as the expiration of statutes of limitations and/or settlements with tax jurisdictions may result in material adjustments to these estimates in the future.  In this regard, assuming certain positions will not be sustained, we have accrued $1.2 million as a component of income taxes payable of which $981 thousand is tax and $242 thousand is interest and penalties.  Such penalties and interest are included in our provision for income taxes.  For additional information regarding unrecognized tax positions, see Note 11 to our Consolidated Financial Statements contained herein.

Results of Operations

The following table sets forth certain selected consolidated financial data for the fiscal years ended October 31, 2010 (“Fiscal 2010”) and November 1, 2009 (“Fiscal 2009”):

	Bingo				VLT/Slot
			$ Change	% Change			$ Change	% Change
(In Thousands)	Fiscal	Fiscal	Favorable/	Favorable/	Fiscal	Fiscal	Favorable/	Favorable/
	2010	2009	(Unfavorable)	(Unfavorable)	2010	2009	(Unfavorable)	(Unfavorable)
Net Revenue	$30,066	$39,104	$(9,038)	-23.1%	$5,105	$8,690	$(3,585)	-41.3%
Cost of Revenue	11,825	14,709	2,884	19.6%	4,352	5,243	891	17.0%
Gross Profit	18,241	24,395	(6,154)	-25.2%	753	3,447	(2,694)	-78.2%

Operating Expenses:
General and administrative	5,853	6,528	675	10.3%	6,231	3,965	(2,266)	-57.2%
Sales and marketing	7,959	9,722	1,763	18.1%	1,703	1,315	(388)	-29.5%
Research and development	2,879	3,030	151	5.0%	3,266	2,371	(895)	-37.7%
Goodwill impairment	-	-	-	-	-	15,716	15,716	100.0%
Intangible impairment	-	-	-	-	-	2,660	2,660	100.0%
Impairment of assets held for sale	1,435	-	(1,435)	100.0%	1,435	-	(1,435)	100.0%
Summit Anusement settlement	-	-	-	-	(1,370)	-	1,370	-100.0%
(Gain) on sale of bingo equipment	(633)	-	633	-100.0%	-	-	-	-
Loss (Gain) Contingencies	-	(4,022)	(4,022)	100.0%	-	-	-	-
	17,493	15,258	2,235	14.6%	11,265	26,027	(14,762)	-56.7%

Income (loss) from operations	748	9,137	(8,389)	-91.8%	(10,512)	(22,580)	(12,068)	53.4%

Other income (expense):
Interest expense	(358)	(402)	44	10.9%	(1,753)	(2,644)	(891)	-33.7%
Impairment of investments	(175)	-	(175)	-100.0%	-	-	-	-
Gain on sale of investments	944	-	944	100.0%	-	-	-	-
Other, net	143	(5)	148	2960.0%	-	11	11	100.0%

Income (loss) before income taxes	1,302	8,730	(7,428)	-85.1%	(12,265)	(25,213)	(12,948)	51.4%

Income taxes (benefit)	(37)	3,171	3,208	101.2%	9,430	(9,152)	18,582	-203.0%

Net income (loss)	$1,339	$5,559	$(4,220)	-75.9%	$(21,695)	$(16,061)	$(5,634)	-35.1%

Certain costs are allocated between our segments based on general overhead allocation metrics as well as specific allocations based on actual time and amount spent on each segment. The following is a discussion of the reasons for the changes in the reported amounts of the various presentation classifications in fiscal 2010 as compared to fiscal 2009 by segment as reflected in the above table:

Net Revenue

The decrease in net bingo revenue is primarily due to hall closures from both adverse economic conditions and regulatory changes, loss of customers to competitors, and price adjustments to existing customers to respond to increased competition in regional markets.  The decrease in VLT/Slot net revenues is primarily due to a higher proportion of lower unit revenue software conversion kits sold in 2010 compared to more higher priced cabinets and complete VLT units in 2009.

Cost of Revenue

The decrease in Bingo cost of revenue is primarily due to staff reductions ($1.3 million) to align our costs to lower business levels and a decrease in current depreciation expense ($1.7 million) as the Traveler and Tracker became fully depreciated, offset in part by increased amortization of $0.7 million related to the acquired license rights for the Explorer.  VLT/Slot cost of revenue decreased due to lower sales volume and our classification of certain products and inventory primarily related to Class III server-based gaming and an older VLT platform as obsolete or in excess of revised forecasted needs.  This resulted in additional depreciation and inventory write-downs included in cost of revenue during that quarter of $0.8 million and $1.2 million, respectively.

Gross Profit

Bingo gross profit decreased in 2010 due to a 1.7 percentage point decline in gross margin as revenues declined faster than “right sizing” expense reductions and $0.8 million of accelerated depreciation resulting from management’s decision in the second quarter to discontinue development of the “Mini” product line in addition to amortization related to the acquired license rights for the Explorer.

VLT/Slot gross profit decreased primarily due to lower revenues and the increased obsolescence reserves.

Operating Expenses

General and Administrative. The decrease in Bingo general and administrative costs is primarily due to a decrease in bad debt of $0.9 million, a decrease of $0.2 million in licensing, and a decrease in outside legal fees of $0.2 million, offset in part by increases in accounting fees of $0.2 million and consulting fees of $0.5 million.  VLT/Slot general and administrative costs increased primarily due to a $2.5 million increase in bad debt expense.

Sales and Marketing. Bingo sales and marketing expenses decreased due to lower sales and related distributor commissions.  VLT/Slot sales and marketing expenses increased primarily due to increased marketing and promotion costs related to supporting the release of new VLT products in Louisiana.

Research and Development.  Bingo research and development expenses decreased because of reductions in employee costs from reduced staffing levels.  VLT/Slot research and development expenses increased due to additional new product development efforts for both existing and new markets.

Impairment of Asset Held for Sale.  During fiscal 2010, it was decided that the real property housing the Company headquarters and warehouse space in Reno, Nevada would be listed for sale.  Accordingly, the real estate has been reclassified as held for sale and written down $2.9 million.

Summit Amusement Settlement.  During fiscal 2010, we received a settlement of $1.4 million related to the Summit net working capital dispute as of March 28, 2007.

Impairment of goodwill and other intangibles.  During fiscal 2009, we recorded a goodwill impairment charge of $15.7 million and an impairment charge of $2.7 million for an obsolete gaming library, both related to our acquisition of Summit.  There were no impairment charges in fiscal 2010.

Other Income (Expense)

Interest Expense. Interest expense was $2.1 million in 2010, compared to $3.0 million for the 52 weeks ended November 1, 2009, due to a non-cash benefit in 2010 for the value of the interest rate swap contract that reduced interest expense.  For more information related to our swap agreement see Note 2 “Interest Rate Swap Derivative.”

Impairment of investments and gain on sale.  During fiscal 2010, we received tender offers and sold certain of the ARS providing a gain on sale of approximately $0.9 million.  Unrealized losses related to the remaining ARS were $0.2 million in 2010.  No unrealized losses were recorded for the fiscal year ended November 1, 2009.  Losses were based largely upon the credit risks of the issuers and the lack of an active trading market in the remaining securities.

Liquidity and Capital Resources
We have funded our operations to date primarily through cash from operations and debt financing activities. This capital is for operations, research and development, capital expenditures of equipment and associated support equipment, and software. As of October 31, 2010, we had a negative working capital balance of $19.8 million compared to $7.6 million as of November 1, 2009. The decrease in working capital in 2010 was primarily due to the reclassification of all outstanding principal and interest on our Term Loan of approximately $25.5 million from long-term to short-term, offset by an increase in restricted cash of $3.8 million.  The increase in cash was primarily due to receipt of an income tax refund of approximately $1.4 million and the maturity of our CD of $2.4 million.   As of October 31, 2010, our principal sources of liquidity included cash and equivalents of $2.0 million and a $1.8 million revolving credit facility with $1.3 million drawn on our Line of Credit as of October 31, 2010.  The Company paid the outstanding balance in full on November 23, 2010 with the proceeds from the matured CD mentioned above.

Operating activities provided $6.4 million of cash for the 52 weeks ended October 31, 2010 compared with $11.3 million for fiscal year 2009. The $6.4 million consisted of a net loss of $20.4 million, adjusted positively by $8.2 million for depreciation, amortization, obsolescence provisions, and loss on disposal of equipment, $ 2.9 million loss on impairment of real estate held for sale, approximately $2.2 million in bad debt expense, valuation allowance for deferred taxes of $13.5 million, $2.1 million decrease in accounts receivable offset by $1.6 million in gains on sales of investments and bingo equipment and $0.6 million in deferred revenues.  In fiscal year 2009, the $11.3 million consisted of a net loss of $10.5 million, adjusted positively by $8.3 million for depreciation, amortization, obsolescence provisions, and loss on disposal of equipment, $15.7 million loss on impairment of goodwill, $2.7 million impairment of an obsolete gaming library related to the Summit acquisition, $1.6 million provided by tax refunds, less a $4.0 million reversal of our loss contingencies, less $7.1 million increase in deferred taxes, plus $2.1 million in reduced inventory levels, and $2.6 million provided by other net changes in operating assets and liabilities.

Investing activities used approximately $3.9 million of cash in investing activities during fiscal 2010 compared to $4.4 million used during fiscal 2009.  The $3.9 million consisted of $3.5 million of capital expenditures, $1.8 million for the acquisition of a license to manufacture and distribute a portable hand-held gaming device, partially offset by $1.3 million proceeds from the sale of auction rate securities.  During fiscal 2009, the $4.4 million consisted of $6.8 million used for capital expenditures, plus $2.6 million provided from restricted cash for funding construction on our new headquarters, less $0.2 million for the acquisition of intangibles.

Financing activities used $3.8 million during fiscal 2010 compared to $9.6 million used during fiscal 2009.  The $3.8 million consisted of $2.5 million used to pay down the Term Loan, $3.8 million of restricted cash to pay down debt, offset in part by proceeds from borrowings under our Revolver of approximately $0.9 million and borrowings under our Line of Credit of approximately $1.3 million and $0.3 million on term loan interest. The $9.6 million used during fiscal 2009 included payments on long-term debt of approximately $4.6 million, and a $5.0 million principal pay down on long-term debt.

Although it is management’s intention to comply with all the terms of the Company’s Credit Facility, including amendments, line of credit, and purchase commitments, we believe it is unlikely that we will be able to cure all the financial covenants defaults and/or raise the capital necessary to make the payments when due.  If we are unable to cure or satisfy the defaults or obtain waivers and reach a satisfactory agreement with our lenders, the lenders could elect to declare all amounts outstanding due and payable, which would ultimately lead to the financial and operational failure of the Company.  As of October 31, 2010, the Company has classified the total balance under the borrowing agreements ($27.5 million) and the interest rate swap premium liability ($1.2 million) as current liabilities.  In addition, due to increased restrictions imposed by amendment on certain funds held in deposit to meet the liquidity requirement, we have classified approximately $3.8 million from cash and equivalents to restricted cash.

On February 1, 2011, the Company received written notice from the Lender stating that the forbearance period under the Company’s credit facility expired on January 31, 2011.  The letter further stated that the Lender has the immediate right to commence action against the Company, enforce the payment of the notes under the credit facility, commence foreclosure proceedings under certain loan documents, and otherwise enforce their rights and remedies against the Company.  For additional information related to our borrowings and noncompliance with certain covenants see Note 8 to the audited consolidated financial statements contained herein.

Our cash balances may continue to decrease as we use existing cash balances and cash from operations to fund our operations and capital expenditures.  Our cash from operations and existing cash balances will be insufficient to meet our anticipated cash requirements for the next 12 months.  Management is currently exploring what, if any, debt or equity financing opportunities or other strategic alternatives are available to the Company in order to meet our operating and capital needs for the next 12 months.  There can be no assurance, however, that financing or strategic alternatives will be available or successful, and we may be required to further reduce expenses and scale back operations.

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

Contractual Obligations

The following table presents information on contractual obligations held as of October 31, 2010, as adjusted for subsequent events:

	Payments Due by Period
			(in thousands):
	Total	2011	2012 to 2013	2014 to 2015	2016 and thereafter
Debt obligations:
Term loan (1)	$ 25,466	$ 25,466	$ -	$ -	$ -
Revolver (1)	750	$ 750
Estimated interest payments (2)	632	632	-	-	-
Operating lease obligations (3)	448	160	252	36	-
Purchase obligations (4)	1,235	1,035	200	-	-
Consulting and separation agreement (5)	615	145	290	180	90 per year
Other long term liabilities (6)	67	40	27	-	-
Tax liabilities (7)	1,224	1,224	-	-	-
Total	$ 30,437	$ 29,452	$ 769	$ 216	$ -

(1)
Amounts represent the expected principal payments relating to our Term Loan and Revolver as of October 31, 2010.  For further detail, see discussion at Note 8. “Borrowings and related agreements” to our Consolidated Financial Statements contained herein.

(2)
Amount represents the expected interest payments relating to our debt obligations at current effective interest rates. We have an outstanding interest rate swap agreement that effectively exchanges fixed interest payments for variable rate payments associated with our Term Loan, and the impact of this interest rate swap was factored into the calculation of the estimated interest payments.

(3)	Consists of future payments due on non-cancelable leases for property and equipment.
(4)	Consists of future payments on non-cancelable contracts to license intellectual property and open purchase orders at October 31, 2010.
(5)
Amount represents future payments under our Consulting, Separation, and Non-compete Agreement with Richard T. Fedor in connection with his resignation as Executive Chairman of the Company and as a member of the Board of Directors.  We are obligated to pay Mr. Fedor a separation fee and medical benefits after the initial three-year consulting period expires in consideration for his continued compliance with certain restrictive covenants.  Due to the difficulty of estimating the total amount we have included payments on 2016 and thereafter as a memorandum entry only; these are not included in the total.  See our form 8-K filed on November 18, 2010 for details regarding the Consulting, Separation, and Non-compete Agreement.

(6)	Amount represents future payments on a long-term note payable.
(7)
Amount represents proposed IRS adjustments to the depreciable life used in calculating federal tax depreciation on the leased electronic bingo systems.  See Note 11. “Income Taxes” to our Consolidated Financial Statements contained herein.  A portion of the $1.4 million income tax refund received in fiscal 2010 has been classified as restricted cash until the appeal for this IRS adjustment is settled.

Purchase Commitments

From time to time, we enter into commitments with our vendors to purchase VLT/Slot parts, bingo terminals, and support equipment at fixed prices and/or guaranteed quantities. In December 2009, the Company entered into an agreement for $116 thousand to license a G2S EGM simulator software protocol.  As of October 31, 2010, the commitment was fulfilled.  Various other additional purchase commitments were made in the ordinary course of business throughout fiscal 2010, of which $0.7 million was outstanding as of October 31, 2010.

In December 2009, we also entered into an agreement for $1.5 million to license the design and right to manufacture and sell a portable hand-held gaming platform.  As of October 31, 2010, $1.2 million of this commitment was fulfilled.  This agreement required a $299 thousand payment by the end of November 2010, which was remitted timely.

Off Balance Sheet Arrangements

None.

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk

Not Required.

Item 8.              Financial Statements and Supplementary Data

The consolidated financial statements and supplementary data are as follows:

Report of Independent Registered Public Accounting Firm

Board of Directors
GameTech International, Inc.
Reno, Nevada

We have audited the accompanying consolidated balance sheet of GameTech International, Inc. and Subsidiaries (collectively, the “Company”) as of October 31, 2010, and the related consolidated statements of operations, stockholders’ equity and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of October 31, 2010, and the results of its operations and cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States.

The subject financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has suffered reoccurring losses from operations and has been unable to extend the maturity of its debt, and/or raise additional capital necessary to execute its business plan that raise substantial doubt about its ability to continue as a going concern. Management’s plans regarding these matters are also discussed in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. Despite the foregoing, we have neither determined nor opined as to whether the Company is solvent or insolvent for bankruptcy or other purposes since such would be a legal determination that may be made only by a court.

/S/ PIERCY BOWLER TAYLOR & KERN

Certified Public Accountants
Las Vegas, Nevada
February 15, 2011

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders
GameTech International, Inc.

We have audited the accompanying consolidated balance sheet of GameTech International, Inc. (a Delaware corporation) and its subsidiaries (collectively, the “Company”) as of November 1, 2009, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the year then ended.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred above present fairly, in all material respects, the consolidated financial position of GameTech International, Inc. and its subsidiaries as of November 1, 2009, and the consolidated results of their operations and their cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

/S/ GRANT THORNTON LLP

Reno, Nevada
January 29, 2010

GAMETECH INTERNATIONAL, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)

	October 31, 2010	November 1, 2009
ASSETS
Current assets:
Cash and equivalents	$2,017	$3,337
Restricted cash	3,789	-
Investments	-	105
Accounts receivable, net of allowances of $4,236 and $1,776	3,409	7,106
Income taxes receivable	2,963	-
Inventories	4,285	6,819
Deposits	-	554
Prepaid expenses and other	1,020	908
Deferred income taxes, net	-	1,736
	17,483	20,565
Assets held for sale	7,718	-
Bingo equipment, furniture and other property, net	8,379	20,808
Goodwill	10,184	10,184
Intangibles, less accumulated amortization of $10,873 and $9,380	2,996	2,669
Deferred income taxes, net	-	11,754
Debt acquisition costs, net	-	222
Other	-	461

	$46,760	$66,663
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$27,554	$4,521
Interest rate swap	1,185	-
Accounts payable	1,659	933
Accrued payroll and related obligations	1,040	1,216
Income taxes payable	1,268	1,083
Deferred revenue	2,891	3,482
Other accrued liabilities	1,640	1,712
	37,237	12,947
Long-term debt, net of current portion	-	23,003
Interest rate swap	-	1,373

	37,237	37,323

Stockholders’ equity:
Common stock, $0.001 par value: 40,000,000 shares authorized; 14,480,537 shares in 2010, 14,480,537 shares in 2009	14	14
Additional paid in capital	52,154	51,942
Accumulated deficit	(30,315)	(9,959)
Treasury stock, at cost, 2,673,844 shares in 2010, 2,744,672 shares in 2009	(12,330)	(12,657)

	9,523	29,340

	$46,760	$66,663
See notes to consolidated financial statements

GAMETECH INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)

	52 Weeks Ended	52 Weeks Ended
	October 31, 2010	November 1, 2009
Net revenue	$35,171	$47,794
Cost of revenue	16,177	19,952
Gross profit	18,994	27,842

Operating expenses:
General and administrative	12,084	10,493
Sales and marketing	9,662	11,037
Research and development	6,145	5,401
Goodwill impairment	-	15,716
Intangible impairment	-	2,660
Impairment of assets held for sale	2,870	-
Summit Amusement settlement	(1,370)	-
(Gain) on sale of bingo equipment	(633)	-
Reversal of provision for loss contingency	-	(4,022)
	28,758	41,285

Income (loss) from operations	(9,764)	(13,443)

Other income (expense):
Interest expense	(2,111)	(3,046)
Impairment of investments	(175)	-
Gain on sale of investments	944	-
Other, net	143	7

Income (loss) before income taxes (benefit)	(10,963)	(16,482)

Income taxes (benefit)	9,393	(5,980)

Net loss	$(20,356)	$(10,502)

Basic and diluted net loss per share	$(1.73)	$(0.90)

Shares used in calculating basic and diluted net loss per share	11,772	11,710
See notes to consolidated financial statements

GAMETECH INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(In thousands, except share amounts)

In thousamds except for share amounts	Common Stock				Treasury Stock
	Shares	Amount	Additional Paid in Capital	Accumulated Earnings (Deficit)	Shares	Amount	Total
Balances at November 1, 2009	14,480,537	$14	$51,942	$(9,959)	2,744,672	$(12,657)	$29,340
Forfeiture of restricted stock	-	-	(68)	-	-	-	(68)
Restricted stock issued	-	-	(327)	-	(70,828)	327	-
Stock based compensation	-	-	607	-	-	-	607
Net income (loss)	-	-	-	(20,356)	-	-	(20,356)
Balances at October 31, 2010	14,480,537	$14	$52,154	$(30,315)	2,673,844	$(12,330)	$9,523

Balances at November 2, 2008	14,480,537	$14	$51,561	$543	2,773,478	$(12,708)	$39,410
Forfeiture of restricted stock	-	-	(29)	-	-	-	(29)
Restricted stock issued	-	-	(54)	-	(29,596)	53	(1)
Stock based compensation	-	-	498	-	-	-	498
Tax benefit of stock option exercises	-	-	(34)	-	-	-	(34)
Repurchase of common stock for treasury	-	-	-	-	790	(2)	(2)
Net income (loss)	-	-	-	(10,502)	-	-	(10,502)
Balances at November 1, 2009	14,480,537	$14	$51,942	$(9,959)	2,744,672	$(12,657)	$29,340
See notes to consolidated financial statements

GAMETECH INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	52 Weeks Ended	52 Weeks Ended
	October 31, 2010	November 1, 2009
Operating activities:
Net cash provided by operating activities	$6,380	$11,276

Investing activities:
Proceeds from sale of investments	1,335	-
Acquisition of intangibles	(1,820)	(165)
Purchases of bingo equipment, furniture, and other equipment	(3,456)	(6,847)
Restricted cash for capital expenditures	-	2,641
Net cash used in investing activities	(3,941)	(4,371)

Financing activities:
Repayment of borrowings	(2,457)	(9,622)
Restricted cash	(3,789)	-
Proceeds from borrowings	2,487	-
Debt acquisition costs	-	(20)
Repurchase of common stock	-	(2)
Net cash used in financing activities	(3,759)	(9,644)

Net decrease in cash and equivalents	(1,320)	(2,739)
Cash and equivalents, beginning of year	3,337	6,076

Cash and equivalents, end of year	$2,017	$3,337

Reconciliation of net loss to net cash provided by operating activities:
Net loss	$(20,356)	$(10,502)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	5,704	7,664
Impairment of investment	175	-
Impairment of assets held for sale	2,870	-
Impairment of goodwill	-	15,716
Impairment of other intangibles	-	2,660
Obsolescence and loss on disposal of bingo terminals and related equipment	981	514
Obsolescence of inventory	1,300	-
Bad debt	2,210	-
Loss on disposal of furniture and other equipment	16	93
Stock compensation expense, net of tax	538	436
Deferred income taxes	13,491	(7,125)
Amortization of debt acquisition costs	174	56
Interest rate swap	(188)	705
(Gain) on the sale of investment	(944)	-
(Gain) on the sale of assets	(633)	-
Other changes in operating assets and liabilities:
Accounts receivable, net	2,120	(803)
Income tax receivable	(2,963)	-
Deposits	-	4
Inventory	1,235	2,130
Prepaid taxes	-	1,634
Prepaid expenses and other current assets	442	(10)
Notes receivable	-	120
Income taxes payable	186	1,083
Accounts payable	861	468
Accrued payroll and related obligations	(177)	48
Accrued loss contingencies	-	(4,022)
Deferred revenues	(591)	(20)
Other accrued liabilities	(71)	427
	$6,380	$11,276

Other supplemental cash flow information
Cash paid for:
Interest	$1,683	$2,411
Income taxes	$212	$230
Non-cash investing and financing activities:
Acquisition of assets included in accounts payable	$34	$169
Sale of equipment and licenses with note receivable	$663	$-
See notes to consolidated financial statements

GAMETECH INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
October 31, 2010 and November 1, 2009

1. Nature of business

Organization and business. GameTech International, Inc. (“GTI”) was incorporated in Delaware on April 18, 1994. GTI and its subsidiaries (collectively, “the Company”) operates two business segments: (1) the design, development, and marketing of interactive electronic bingo systems consisting of portable and fixed-based systems and wireless server-based gaming technologies (collectively referred to as our “Bingo business or segment”); and (2) the design, development, manufacturing, and marketing of video lottery terminals, slot machine equipment, and related software (collectively referred to as “VLT/Slot business or segment”).  As of October 31, 2010, the Company had bingo systems in service in 40 states, various Native American locations, and three foreign countries and sales of VLT/Slots and related software and equipment in 13 states and various Native American locations.

Lack of liquidity and management’s plans.  Substantially all of the Company’s assets collateralize its borrowings (Note 8).  Historically, the Company has financed its operations primarily through cash from operations and debt financing activities.  However, the Company has suffered reoccurring losses from operations and is in default of its borrowing arrangements.  Cash balances may continue to decrease as the Company continues to use existing cash balances and cash from operations to fund its ongoing operations and capital expenditures. Management does not believe cash from operations and existing cash balances will be sufficient to meet its anticipated cash requirements for the next 12 months. Management is currently exploring what, if any, debt or equity financing opportunities or other strategic alternatives are available to the Company in order to meet its operating and capital needs for the next 12 months.

Management further believes that unless the Company is able to generate increased cash provided by existing operations, extend the payment terms of it’s existing borrowings, and/or raise additional capital, it may not be able to execute its business plan, which includes expansion into new markets and development of new products and maintenance of existing market share in markets where the Company currently operates. If the Company is unsuccessful in these efforts, the Company may not be able to pay it’s obligations when due, invest the resources necessary to obtain regulatory approvals in new markets, continue the development and deployment of current and new products, and/or respond to competitive market pressures and requirements. This could adversely affect our business and, ultimately, lead to the financial and operating failure of the Company.

At the present time, the Company has no commitments for any financing, and there can be no assurance that capital will be available at commercially acceptable terms or at all. The Company may have difficulty obtaining additional funds when needed, and may have to accept terms that would adversely affect its stockholders. Any additional equity financing may be dilutive to stockholders, and debt and certain types of equity financing, if available, are likely to involve restrictive covenants or other provisions that would limit how the Company conducts its business or operations. In further efforts to improve liquidity, management has listed the Company’s real estate for sale (Note 5) and is evaluating whether other assets might be sold to raise capital and/or reduce debt.

Credit risk concentrations. Financial instruments, which potentially subject the Company to concentration of credit risk, consist primarily of cash and equivalents, investments, and accounts receivable. Cash and equivalents are in excess of Federal Deposit Insurance Corporation insurance limits.

One customer made up $2.3 million and 6.51% and $6.6 million and 13.8% of the Company’s overall revenue for fiscal 2010 and fiscal 2009, respectively, and 44.84% and 75.6% for the VLT/slot segment.

The Company conducts a substantial amount of its business through distributor relationships, many of which act as a collection agent.  As of October 31, 2010 and November 1, 2009, one distributor represented 44.6% and 42.4% of the consolidated accounts receivable balances before allowances and 96.7% of the accounts receivable related to the VLT/Slot segment in 2010.

Geographical concentrations.  A significant portion of the Company’s revenue is concentrated in the Texas, Montana, and Louisiana markets as follows:

	52 Weeks Ended	52 Weeks Ended
(In Thousands)	10/31/2010	11/1/2009
Total revenues
Texas	14.8%	12.5%
Montana	7.5%	3.9%
Louisiana	9.8%	16.3%

Bingo segment
Texas	17.4%	15.3%
Montana	0.2%	0.1%
Louisiana	3.9%	3.1%

VLT/Slot segment
Montana	51.0%	20.9%
Louisiana	44.8%	75.6%

Dividend Policy

During 2010 and 2009, the Company did not declare or pay any dividends.  Any payment of dividends in the future will be reviewed by our Board of Directors and will depend upon, among other factors, our earnings, financial condition, capital requirements, level of indebtedness, contractual restrictions with respect to the payment of dividends, and other considerations that our Board of Directors deems relevant. Under our current credit facility, any payment of cash dividends requires prior bank approval.

2. Summary of significant accounting policies

Basis of presentation and accounting.
Our consolidated financial statements include the accounts of GTI and its subsidiaries for the periods presented.  All subsidiaries are directly or indirectly wholly-owned subsidiaries by GTI.  All significant inter-company accounts and transactions have been eliminated in consolidation.  The Company measures all of its assets and liabilities on the historical basis of accounting, except as required under generally accepted accounting principles (“GAAP”) and disclosed herein.  The Company reports on a 52/53 week fiscal year.  Fiscal years ended October 31, 2010 and November 1, 2009 both included 52 weeks.

Use of estimates.
The preparation of financial statements in conformity with Generally Accepted Accounting Principles (“GAAP”) requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Allowance for doubtful accounts, estimated fair value of investments, obsolescence of VLT/Slot inventory and Bingo equipment, estimated fair value of assets held for sale, impairment of goodwill and other intangibles and long-lived assets, loss contingencies, provision for income taxes, and stock-based compensation are significant estimates made by management which could vary materially within the next year.

Cash equivalents and restricted cash.
The Company considers all highly liquid investments with an original maturity of three months or less at the date of purchase to be cash equivalents.  In addition, due to increased restrictions imposed by amendment of our credit facility (Note 8) on certain funds held on deposit to meet working capital requirements, we have classified approximately $3.8 million as restricted.

Accounts receivable and allowance for doubtful accounts.  Management estimates possible losses resulting from not collecting the outstanding accounts receivable, including amounts due from lessees and purchasers of the Company’s equipment and certain distributors that bill and collect on the Company’s behalf in certain jurisdictions.  The Company performs initial and ongoing evaluations of the credit worthiness of its customers and distributors.  Credit terms are predominantly 30 days. In certain limited circumstances, credit terms may be extended up to 160 days, without interest.  An allowance for doubtful collection is established based on historical collection metrics, adjusted for the length of time the receivable has been outstanding and individually material balances, if any, which are considered on a case-by-case basis.  The timing of write-offs is also determined on a case-by-case basis.  Generally, accounts receivable that are 60 days past due are considered delinquent.  In the event these receivables become uncollectible, the maximum losses to be sustained would be the face amount of the receivables, less any allowances provided and the value of any equipment collateral.

Inventories.  Inventories are stated at the lower of cost or market.  The cost of parts and materials and work in process is determined using the first-in, first-out method.  The average cost method is used for finished goods.  Equipment models that have not been released for placement and VLT/slot equipment that is available for sale are included in finished goods.   Inventories consist of the following at October 31, 2010 and November 1, 2009 (in thousands):

	2010	2009
Parts and raw materials	$1,015	$2,683
Finished goods	3,270	4,136
	$4,285	$6,819

Bingo equipment, furniture and other property. Bingo equipment includes portable and fixed-based player terminals, file servers, caller units, point-of-sale units, and other support equipment and component parts. The Company records bingo equipment, furniture, and other equipment at cost and depreciates these over the estimated useful lives of the assets using the straight-line method.  The estimated useful lives are as follows:

Bingo equipment	3-5 years
Office furniture and equipment	3-7 years
Leasehold improvements	Remaining life of lease
Building	39 ½ years

Annually, the Company tests its long-lived assets for possible impairment and provides reserves for (effectively accelerates depreciation of) excess or obsolete bingo terminals that are available for placement but not expected to be used which, once established, are not restored. Component parts are not depreciated until placed in service.

Goodwill and other indefinite life intangibles. The Company measures and tests goodwill and other indefinite life intangibles for impairment at least annually, or more often when financial circumstances change or are expected to change materially such that the carrying value may be greater than the estimated fair value.

An impairment evaluation of goodwill and other indefinite life intangibles require the use of estimates about future operating results of the subject reporting unit, and capitalization and discount rates and other valuation metrics used by market participants.  The choice of which approach to use in a particular situation depends on the specific facts and circumstances at the time and may vary from one period to the next.

Other intangibles.  Other intangibles include software products, copyrights/trademarks, licenses, customer relationships and patent applications.  Software products developed, including significant enhancements to existing products, are stated at cost.  We capitalize costs related to the development of certain software products that are to be used as integral parts of a product or process to be sold or leased, after technological feasibility of the software has been established and all research and development activities for the other components or processes are complete.  We consider a new product to be technologically feasible once it has been submitted to the testing laboratory of a state agency.  We cease capitalizing costs when the product is available for general release to our customers.  Such costs are amortized over the estimated economic life of the product (typically 3 to 10 years) using the straight-line method beginning when the product becomes available for general release.

Interest rate swap derivative. The Company has entered into an interest rate swap agreement to hedge its interest rate exposure on its credit facility described in Note 8. In this agreement, the Company agrees to pay the counterparty a fixed rate payment in exchange for the counterparty agreeing to pay the Company a variable rate payment that is intended to approximate the Company’s variable rate payment obligation on the credit facility. The payment obligation is based on the notional amount of the swap. Depending on the state of interest rates in general, the use of interest rate swaps could enhance or harm the overall performance of the common shares. The market value of interest rate swaps is based on pricing models that consider the time value of money, volatility, and the current market and contractual prices of the underlying financial instrument. Unrealized gains are reported as an asset and unrealized losses are reported as a liability on the Company’s Consolidated Balance Sheet. The change in value of interest rate swaps, including the accrual of periodic amounts of interest to be paid or received on swaps is reported as interest expense in the Company’s Consolidated Statements of Operations.  Swap agreements involve, to varying degrees, elements of market and counterparty risk, and exposures to loss in the related amounts are reflected in the Company’s Balance Sheet.

The Company does not enter into derivative transactions for speculative purposes.

Revenue recognition.  We recognize revenue when the following criteria are met:

•	Persuasive evidence of an arrangement between us and our customer exists,
•	delivery has occurred, bingo terminals are available or ready for play, or services have been rendered,
•	the price is fixed or determinable, and
•	collectability is reasonably assured.

The Company earns revenue in a variety of ways, offering products for lease or sale, as well as service and software updates for equipment previously sold or leased.  Our bingo terminals, bingo systems and certain other tangible products, containing both software and hardware components that function together to deliver the product’s functionality, are generally recognized upon delivery and customer acceptance and not as separate deliverables.

Sales tax amounts collected from customers have been recorded on a net basis.  That is, such amounts are not recorded as revenue but rather as a liability payable to the appropriate governmental agency and included in accrued expenses.

Bingo Equipment.  A high percentage of our bingo revenue is contingent upon usage or results.  Bingo terminals and bingo systems are placed in bingo halls under contracts based on (1) a fixed fee per use per session; (2) a contingent fee based on a percentage of the revenue generated by each terminal; or (3) a fixed weekly fee per terminal. All of these arrangements are accounted for as operating leases.  The initial term of the agreements typically range from 1 to 3 years, some with automatic one-year renewals until affirmatively cancelled.  The Company is generally responsible for the maintenance of its equipment, including possible replacement, during the term of the contract.

VLT/Slot Equipment.  Revenues and costs related to contracted production are recognized as the related work is delivered. The Company recognizes license fee revenues over the term of the associated agreement unless the fee is in exchange for products delivered or services performed that represent the culmination of a separate earnings process.  All revenue and associated costs will be deferred if the earnings process is not complete and the revenue recognition criteria are not met.  Deferred revenue as of the balance sheet dates presented consists primarily of amounts received for future deliverables.

Advertising costs.  Advertising costs are expensed as incurred. For the 52-week periods ended October 31, 2010 and November 1, 2009 expenses of $596 thousand and $867 thousand were incurred.

Litigation costs. The Company does not accrue for future litigation costs, if any to be incurred in connection with outstanding litigation and other dispute matters but rather records such costs when the legal and other services are rendered.

Stock-based compensation.  The Company accounts for its share-based compensation using the modified simplified method.  The fair value of employee stock-based compensation is estimated at the date of grant using the Black-Scholes option-pricing model which is affected by the following assumptions regarding complex and subjective variables:

•
Expected dividend yield – The expected dividend yield assumption is zero because the Company has a history of not paying dividends and is restricted from paying dividends under it current credit facility without bank approval (Note 8).

•
Expected term - This is the period of time the options are expected to be outstanding, and is determined by the simplified method which states, “The midpoint of the average vesting period and contractual life is an acceptable expected life assumption.”   The use of this method in lieu of historical exercise data and changes in the term of the share option grants which has been insufficient is evaluated annually for continued relevance.

•	Expected -volatility – The volatility assumption is based on the historic volatility of the Company’s stock using weekly price data over the most recent two-year period.

•
Forfeiture rate – This is based primarily on the Company’s historical experience related to expected vesting, option exercises, and employee terminations.  The Company uses a zero forfeiture rate because historically, forfeitures have not been significant.

•	Risk-free interest rate – The risk-free interest rate assumption is based on United States Treasury Note rates in effect at the time of the grant for a period that approximates the expected term.

The following were used to estimate the fair value of options for the fiscal years:

	2010	2009
Risk-free interest rate	1.62%	3.67%
Dividend yield	0.00%	0.00%
Volatility factor	77.23%	65.80%
Expected life (in years)	9.3	6.0

Income taxes (Note 11).  The Company records estimated penalties and interest related to income tax matters, including uncertain tax positions as a component of income tax expense.

Net income (loss) per share.  For all periods, basic net income (loss) applicable to common shareholders per share (EPS) is calculated by dividing net income (loss) by the weighted average number of common shares outstanding.  Diluted EPS in profitable years reflects the effects of potentially dilutive common shares by dividing net income per share by the weighted average number of common shares and common-share equivalents outstanding during the year.

3. Financial instruments and fair value measures

Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability (exit price), in the principal or most advantageous market, in an orderly transaction between market participants, on the measurement date.  Fair value estimates are prepared using observable and unobservable inputs classified as follows:

•	Level 1 - Quoted market prices in active markets for identical instruments.

•
Level 2 - Observable inputs other than quoted prices in active markets for identical assets and liabilities, quoted prices for identical or similar assets or liabilities in inactive markets, or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the asset or liabilities.

•	Level 3 - Inputs that are generally unobservable and typically reflect management’s estimates of assumptions that market participants would use in pricing the asset or liability.

For the Company’s cash and equivalents, restricted cash, accounts receivable, accounts payable, and short-term debt, the carrying amounts approximate fair value because of the short duration of these financial instruments.

The Company’s investments in ARS are measured at estimated fair value on a recurring basis using a discounted cash flow approach to value and unobservable (Level 3) inputs that reflect management’s estimates about the assumptions that market participants would use in pricing the asset, including the timing of estimated cash flows and other valuation metrics.   A list of the most significant factors affecting the estimated cash flows and discount rates used in the Company’s valuation model include credit ratings of the ARS and collateral securities, default rates, other market and liquidity circumstances.

Derivative assets and liabilities such as the Company’s interest rate swap agreement and debt are valued using quoted forward pricing from bank counterparties and LIBOR credit default swap rates for non-performance risk (Level 2 inputs), and approximate the net settlement amount if the contracts were settled at the reporting date. These are presented primarily as debt (current and long term) and interest rate swap.

Real estate held for sale is also measured at estimated fair values (Note 5) based on comparable sales and listings information (Level 2 inputs).

4. Investments

Our investments consist of Auction Rate Securities (“ARS”) which represent interests in collateralized debt obligations supported by pools of residential and commercial mortgages, credit cards, insurance securitizations, and other structured credits, including corporate bonds. Some of the underlying collateral for the ARS we hold consists of sub-prime mortgages. The par value of the Company’s ARS was $1.3 million as of October 31, 2010.  Unrealized losses related to the ARS for fiscal 2010 totaled $175,000.  No unrealized losses were recorded in the prior year period presented.

During the first quarter of fiscal 2010, the Company received a tender offer and sold one of the ARS, providing approximately $534 thousand in cash and recorded a gain on sale of approximately $429 thousand.  During the third quarter of fiscal 2010, the Company received a tender offer and sold three of the ARS, providing approximately $801 thousand in cash and a gain on sale of approximately $515 thousand.

5. Assets held for sale

During the third quarter of 2010, it was decided that the real property housing the company headquarters and warehouse space in Reno, Nevada would be sold.  Accordingly, the real estate has been classified as held for sale and written down to its estimated fair value of $7.7 million which resulted in a loss of $2.9 million.  Depreciation was suspended upon reclassification.  The proceeds from a sale would be used to reduce our borrowings (Note 8).

6. Bingo equipment, furniture and other property

Bingo equipment, furniture and other property consists of the following as of October 31, 2010 and November 1, 2009 (in thousands):

	2010	2009

Land	$-	$2,438
Building	-	8,441
Bingo equipment	50,533	50,914
Office furniture and equipment	4,965	5,031
Leasehold improvements	120	120

	55,618	66,944
Less accumulated depreciation and amortization	49,544	48,732
Less reserve for excess or obsolete terminals	272	149

	5,802	18,063
Add bingo component parts	2,577	2,745

	$8,379	$20,808

7. Goodwill and other intangibles

Due to underperformance of the bingo and VLT/Slot reporting units relative to historical and projected operating results, the recent decrease in the Company’s market capitalization, continued delays in product introductions, and current liquidity constraints, the Company determined the presence of  triggering events in the third quarter of fiscal 2010 and performed an impairment analysis on the goodwill for our bingo reporting unit, and the intangibles for both bingo and VLT/Slot reporting units.  Regulatory events in Illinois triggered an update of the evaluation for the VLT/Slot reporting unit during the fourth quarter.  The Company analyzed the bingo reporting unit using the income approach to value, specifically the discounted cash flow method, and determined that there was no impairment of goodwill.  Based on discussions with market participants, management also determined that no additional impairment of the remaining VLT/Slot intangibles and other long-lived assets was necessary.

The Company performed its 2010 annual impairment testing of goodwill and other intangibles as of August 1, 2010.

The Company performed its 2009 annual impairment testing of goodwill and intangibles as of August 2, 2009, and, based on a combination of factors, including the current economic environment, decreased revenues and increased costs, recorded noncash goodwill impairment of $15.7 million in the fourth quarter of fiscal 2009, that was associated with our acquisition of Summit Gaming in fiscal 2007.  For fiscal 2009, the Company also recorded an impairment of $2.7 million related to gaming library acquired in the Summit acquisition which was determined to be obsolete.

The cost, accumulated amortization, and net carrying value of intangible assets (in thousands) and related remaining economic lives consist of the following as of October 31, 2010:

	Cost	Accumulated Amortization	Net Carrying Value	Weighted Average Amortization Period (in years)
Intellectual property (software)	$4,142	$(3,582)	$560	2.1
Copyrights/trademarks	247	(90)	157	9.1
Distributor buyouts	260	(260)	-	-
Licenses	1,500	(675)	825	0.2
Summit Gaming identifiable intangible assets:
Customer relationships	3,600	(2,580)	1,020	1.7
Patent applications	620	(186)	434	6.7
Game software library	3,500	(3,500)	-	-
	$13,869	$(10,873)	$2,996

The cost, accumulated amortization, and net carrying value of intangible assets (in thousands) and related remaining economic lives consist of the following as of November 1, 2009:

	Cost	Accumulated Amortization	Net Carrying Value	Weighted Average Amortization Period (in years)
Intellectual property (software)	$3,822	$(3,557)	$265	2.9
Copyrights/trademarks	247	(69)	178	9.9
Distributor buyouts	260	(260)	-	-
Summit Gaming identifiable intangible assets:
Customer relationships	3,600	(1,860)	1,740	2.5
Patent applications	620	(134)	486	7.5
Game software library	3,500	(3,500)	-	-
	$12,049	$(9,380)	$2,669

Estimated future annual amortization expense for intangible assets is as follows (in thousands):

2011	$1,759
2012	580
2013	258
2014	150
2015	85
After 2015	164
$2,996

8. Borrowings and related agreements

Amounts payable under borrowing agreements as of the balance sheet dates presented include the following (in thousands):

	2010	2009
Credit facility
Term loan	$25,466	$27,413
Revolver	750	-
Line of credit	1,276	-
Other note(s) payable	62	111
	27,554	27,524

Less: current portion	27,554	4,521

Long-term portion	$-	$23,003

As a result of several instances of default from loan agreement requirements, associated forbearances by the Company’s lenders and amendments to long term debt agreements, all debt is classified as current at October 31, 2010.  Substantially all of the assets of the Company collateralize these obligations.

The current loan agreement (“Credit Facility”) with U.S. Bank N.A. and Bank of the West (collectively “Lenders”) was originated on August 22, 2008.  It provided for a senior secured revolving credit facility of $2.0 million (the “Revolver”) and a senior secured term loan of $38.0 million (“Term Loan”).  Subsequent amendments reduced the amount of the Revolver to $750,000 and allowed Bank of the West to provide a line of credit or letters of credit up to $1.8 million in the aggregate, secured by funds on deposit in the control account (“LOC”).

The Term Loan and Revolver are currently accruing interest at a default rate which is 3% over the stated rate, 9.79% and 6.25% respectively, and all principal and interest was due and payable on January 31, 2011.  The LOC bears interest at a floating rate equal to the current prime rate plus 0.25 percentage points subject to a minimum interest rate of 4.25%, which is currently in effect.  Due to a default event and subsequent forbearance agreement, the LOC outstanding balance was paid in full as of November 23, 2010.

The Credit Facility was originally established in order to purchase a corporate headquarters building in southeast Reno, Nevada and to finance improvements to address office space, manufacturing, and assembly needs.  The Revolver required monthly interest-only payments due on the last day of each month, with an availability period through August 31, 2010, subject to extension on approval by the Lenders.  The Term Loan required monthly interest payments and quarterly principal payments of $1.1 million until maturity on August 28, 2013, when the balance would be due in full.  In connection with the Term Loan agreement, the Company also entered into an interest rate swap agreement with U.S. Bank N. A., which exchanged the variable one-month LIBOR rate of the Term Loan for a fixed LIBOR rate of 3.99% per annum, effective August 22, 2008 through the maturity of the loan.

The Credit Facility requires the Company to comply with various financial and non-financial covenants. The financial covenants include a cash flow leverage ratio, fixed charge coverage ratio, working capital requirement and liquidity requirement.  The non-financial covenants include restrictions on asset divestitures; liens; transactions with related parties; limitations on additional indebtedness; mergers, acquisitions and consolidations; cash dividends; redemptions of stock; and change of control. The Credit Facility provides for a mandatory prepayment of principal equal to 50% of free cash flow, as defined, when a collateral shortfall is present.  A collateral shortfall exists if the outstanding principal balance of the Credit Facility exceeds the sum of the aggregate of certain Company assets.  Borrowings under the Credit Facility are secured by first priority security interest in all of the Company’s assets, including a first deed of trust on the corporate headquarters, and future cash flows.

During fiscal 2010, the Company failed to meet the financial covenants.  The Company also defaulted on repayment of principal and interest amounts due on the Term Loan on July 31, 2010 and thereafter, and principal and interest amounts due on the Revolver on October 31, 2010 and thereafter.  The Company and the Lenders have entered into various successive forbearances and amendments to the loan agreement, wherein the Lenders conditionally waived their remedies under the Credit Facility and imposed certain new terms.  These terms include (among others):  reduced total commitment on the Revolver from $2 million to $750 thousand; establishment of a Bank of the West line of credit or letters of credit up to $1.8 million in the aggregate, secured by funds on deposit in the control account; increase of the interest rate on all outstanding balances under the Revolver and Term Loan to the default rate of 3% above the existing rates (“Default Rate”); requiring the Company to retain a consultant that is acceptable to the Company and the Lenders ( “Consultant”) for consulting services; prohibition on the Company from acquiring any other business or substantially all the assets of any other business; termination of the forbearance on the resignation or termination of the Chief Executive Officer or the Consultant; deferral of interest accrued under the Default Rate and addition to the principal balance of the Term Loan at the end of each calendar month; prohibition on the Company from making capital expenditures except for the purchase of gaming equipment to be leased to customers in the ordinary course of business not to exceed in the aggregate $750 thousand for the period August 1, 2010 through October 31, 2010, and continuing thereafter to an aggregate limit of $750 thousand per fiscal year; limitation of the amount of cash disbursements for investments in the Illinois VLT market through October 31, 2010 to an aggregate of $100,000; requirement of the bi-weekly delivery of a report from the Chief Executive Officer and Consultant on meetings and discussions with the Board of Directors regarding any acquisitions, divestitures, investments, financings or related transactions; and requirement of the delivery to Lenders of a 13-Week Cash Flow Budget each week.

The Company classified the total balance outstanding under the Credit Facility and the interest rate swap premium liability as current liabilities on the balance sheet as of August 1, 2010.  In addition, due to increased restrictions imposed in the Fifth Amendment on certain funds held on deposit to meet the liquidity requirement under the Credit Facility, the Company classified approximately $2.4 million from cash and equivalents to restricted cash on the Company’s consolidated balance sheets.

On November 23, 2010, the Company entered into a third amendment to forbearance agreement and sixth loan modification agreement (“Sixth Amendment”) with the Lenders under which the Lenders conditionally agreed to forbear from exercising remedies available to them under the Credit Facility.  The Sixth Amendment provides for interest accrued at the Default Rate to be deferred and added to the principal balance of the Term Loan at the end of each calendar month, due and payable on January 31, 2011, and required the following payments and fund transfers to be made from the Company’s control account with Bank of the West by November 23, 2010 (i) outstanding principal and interest on the $1.8 million Line of Credit, (ii) all deferred interest accruing from June 15, 2010 until October 31, 2010, and (iii) after the Company has paid all amounts pursuant to (i) and (ii), apply all amounts remaining in the control account to the outstanding principal balance of the Term Loan.  As of November 23, 2010, all of these conditions were satisfied.

On February 1, 2011, the Company received written notice from the Lender stating that the forbearance period under the Company’s credit facility expired on January 31, 2011.  The letter further stated that the Lender has the immediate right to commence action against the Company, enforce the payment of the notes under the credit facility, commence foreclosure proceedings under certain loan documents, and otherwise enforce their rights and remedies against the Company.

While the Company continues to actively engage in discussions with the Agent and the Lenders and is optimistic a resolution can be reached, there can be no assurance that the Company will be able to further extend the forbearance period, obtain waivers and/or reach a satisfactory agreement with the Agent and the Lenders in a timely manner.  As of February 10, 2011, the outstanding balance under the Term Loan was approximately $24.8 million, which continues to be subject to the Default Rate.

9. Commitments and contingencies

Leases.  The Company leases administrative and warehouse facilities and certain equipment under non-cancelable operating leases.  Rent expense during 2010 and 2009 was $305 thousand and $641 thousand.

Future minimum lease payments and applicable fiscal years are as follows (in thousands):

2011	$160
2012	131
2013	121
2014	24
2015	12

Minimum future rentals due from the Company’s customers on non-cancelable bingo equipment operating leases and applicable fiscal years are as follows (in thousands):

2011	$7,277
2012	1,424
2013	163

Purchase commitments.  From time to time, we enter into commitments with our vendors to purchase VLT/Slot parts, bingo terminals and support equipment at fixed prices and/or guaranteed quantities. In December 2009, the Company entered into an agreement for $116 thousand to license a G2S EGM simulator software protocol.  As of October 31, 2010, the commitment was fulfilled.  Various other additional purchase commitments were made in the ordinary course of business throughout fiscal 2010, of which $0.7 million was outstanding as of October 31, 2010.

In December 2009, we also entered into an agreement for $1.5 million to license the design and right to manufacture and sell a portable hand-held gaming platform.  As of October 31, 2010, $1.2 million of this commitment was fulfilled.  This agreement required a $299 thousand payment by the end of November 2010, which was remitted timely.

Litigation.  GameTech International, Inc. v. Trend Gaming Systems, LLC. ~ In connection with a judgment the Company received against Trend Gaming Systems, LLC (Trend), on February 19, 2010, the court entered an order directing the release of deposited funds in the amount of $652 thousand to the Company in partial satisfaction of the compensatory damages award entered against Trend.  These were funds that Trend had previously collected from bingo halls, on our behalf, and placed in a constructive trust (“Deposited Funds”).  On March 12, 2010, the court also directed the release of a cash bond to the Company, in the amount of $450 thousand together with interest in the amount of $66 thousand.  These amounts were released to the Company on March 12, 2010.  On March 9, 2010, the court also awarded the Company $2.8 million in legal fees, expenses, and costs.  The Company has not recorded an estimated gain contingency, as no assurances can be given as to whether the Company will be able to collect any portion of the amounts awarded from the defendants.  On April 26, 2010, Trend appealed the District Court’s post-judgment order that directed the release of the $652 thousand deposited funds.  This appeal is currently pending before the United States Court of Appeals for the Ninth Circuit.

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

Other litigation ~ The Company is involved in various other legal proceedings arising in the ordinary course of our business. While management is unable to estimate a range of potential loss, if any, associated with these matters, management does not believe, based in part on the advice of counsel, that any of such proceedings will have a material adverse effect on the Company’s business, results of operations, or financial condition and therefore no provision for loss has been recorded.

Employee separation agreements ~ In November 2010, the Company entered into a Consulting, Separation, and Non-compete agreement with Richard T. Fedor in connection with his resignation as Executive Chairman of the Company and as a member of the Board of Directors.  Pursuant to the agreement, the Company will compensate Mr. Fedor $120,000 per year and provide specified medical benefits for a three-year consulting period as consideration for his consulting services and his compliance with certain restrictive covenants in the agreement.  Following the initial three-year period, the Company will pay Mr. Fedor $60,000 per year and provide specified medical benefits in consideration for his continued compliance with the non-compete and non-solicitation provisions in the agreement.

Noncompliance with NASDAQ Listing Standards - On August 3, 2010 and September 14, 2010, the Company received notifications from the NASDAQ Stock Market (“Nasdaq”) stating that the minimum bid price of the Company’s common stock had been below $1.00 per share for 30 consecutive business days and that the market value of publicly held shares (“MVPHS”) of the Company’s common stock had been below $5 million for 30 consecutive business days, respectively.  The Company was given until January 31, 2011 and March 14, 2011, respectively, to either (i) regain compliance with these requirements or (ii) apply to transfer the Company’s securities to the Nasdaq Capital Market (the "Capital Market"). Additionally, on January 14, 2011, the Company received a written notice from Nasdaq stating that the Company was not in compliance with the minimum stockholders’ equity requirement for continued listing on the Nasdaq Global Market.  The Company was given until February 28, 2011 to either (i) provide Nasdaq with a specific plan to regain compliance with this requirement or (ii) apply to transfer the Company’s securities to the Nasdaq Capital Market.

The Company submitted an application to transfer its securities to the Nasdaq Capital Market on January 20, 2011 and on January 28, 2011 the Company received notice that Nasdaq had approved the Company’s application. The Company's common stock began trading on the Capital Market, and ceased trading on the Nasdaq Global Market, at the opening of business, February 1, 2011. The trading symbol for the Company's common stock remains "GMTC.” In connection with the transfer to the Capital Market, on February 1, 2011, Nasdaq notified the Company that it had been granted an additional 180 calendar days, or until August 1, 2011, to regain compliance with the $1.00 per share minimum closing bid price requirement.  There can be no assurance that the Company will achieve compliance with this continued listing requirement. If compliance with this rule cannot be demonstrated by August 1, 2011, the Nasdaq staff will provide written notification that the Company’s securities are subject to delisting. At that time, the Company may appeal the staff’s determination to a Nasdaq Listing Qualifications Panel.

10. Stockholders' equity

Stock-based compensation.  The Company generally grants stock options to its employees for a fixed number of shares with an exercise price equal to the fair value of the shares on the date of the grant.  We also grant restricted stock grants valued at the price equal to the fair value of the shares on the date of grant.

Stock Incentive Plan.  The Company has an incentive stock plan (the "Plan"). Under the Plan, either incentive stock options ("ISO's") or nonqualified stock options ("NSO's") may be granted to employees, directors, and consultants to purchase the Company's common stock at an exercise price determined by the Board of Directors on the date of grant.  ISO's may be granted only to employees at an exercise price that equals or exceeds the fair value of such shares on the date such option is granted. The options generally have a term of ten years and vesting periods of one to four years are determined at the discretion of the Board of Directors. In addition, restricted stock may be granted to employees (who are not officers or directors), consultants, and independent contractors.  The Company reserved 4,000,000 shares of common stock for issuance under the 1997 Plan; as of March 18, 2010, 128 shares of common stock remained available for grant.  In April 2010, the stockholders approved the 2010 Stock Incentive Plan, under which a total of 1,100,000 shares of common stock were authorized to be issued, representing approximately 9.3% of the Company’s outstanding stock.

The aggregate intrinsic value represents the difference between the closing price of our common stock on October 31, 2010 which was $0.27, and the exercise price, multiplied by the number of in-the-money stock options as of the same date. This represents the amount that would have been received by the stock option holders if they had all exercised their stock options on October 31, 2010. In future periods, this amount will change depending on fluctuations in our stock price. The aggregate intrinsic value of the options outstanding at October 31, 2010 and November 1, 2009 was zero.  The aggregate intrinsic value of options exercised under our stock option plans at October 31, 2010 and November 1, 2009 was zero determined as of the date of option exercise.

Stock options activity under both plans for fiscal 2010 and fiscal 2009 follows:

	2010		2009
	Number of Shares (Options)	Weighted-Average Exercise Price	Number of Shares (Options)	Weighted-Average Exercise Price
Balance at beginning of year:	1,032,450	$2.32	612,150	$4.02
Options:
Granted	947,564	0.82	497,500	1.22
Forfeited	(187,500)	1.34	(63,300)	9.95
Expired	(318,567)	2.62	(13,900)	3.91
Exercised	-	-	-	-
Balance at end of year	1,473,947	1.42	1,032,450	2.32
Exercisable at end of year	391,581	2.98	534,950	3.34
Weighted average grant-date fair value of options granted during the year		0.67		0.78

Restricted shares activity for fiscal 2010 and fiscal 2009 follows:

	2010		2009
	Number of Shares	Weighted-Average Exercise Price	Number of Shares	Weighted-Average Exercise Price
Balance at beginning of year:	177,165	$3.18	162,000	$4.61
Options:
Granted	-	-	67,500	1.01
Forfeited	(18,333)	1.40	(21,666)	5.06
Expired	-	-	-	-
Exercised	(70,831)	3.38	(30,669)	4.61
Balance at end of year	88,001	3.40	177,165	3.18
Exercisable at end of year	88,001	3.40	177,165	3.18

Stock-based compensation for fiscal 2010 and fiscal 2009 follows:

	2010	2009
(In thousands)
Pre-tax expense	$522	$470
Tax (benefit)	(27)	(82)
After-tax expense	$495	$388

The following table summarizes information regarding stock options outstanding and exercisable as of October 31, 2010:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price
$0.25 - $1.25	760,497	9.61	$0.50	89,797	8.72	$0.93
$1.26 - $4.15	638,450	7.58	2.08	226,784	5.10	3.06
$4.16 - $6.10	50,000	2.71	4.49	50,000	2.71	4.49
$6.11 - $8.05	25,000	5.41	6.54	25,000	5.41	6.54
	1,473,947	8.43	$1.42	391,581	5.64	$2.98

As of October 31, 2010, the total compensation cost related to unvested stock-based awards totaled $561 thousand. This cost is expected to be amortized to expense in fiscal years 2011, 2012, and 2013 at $345 thousand, $193 thousand, and $23 thousand respectively, and will be adjusted for subsequent changes in estimated forfeitures.

Stockholder rights agreement.
Under a Rights Agreement (the "Rights Agreement") adopted in 2003 that may have the effect of deterring, or preventing a change in control that might otherwise be in the best interest of the Company’s stockholders, a dividend of one preferred share purchase right was issued for each outstanding share of common stock held by the stockholders of record as of the close of business on March 17, 2003. Each right entitles the stockholder to purchase, at a price of $16.00, one one-thousandth of a share of Series A Junior Participating Preferred Stock.

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

On July 16, 2009, we adopted Amendment No. 1 to the Rights Agreement which amends the definition of “Acquiring Person” to increase from 15% to 26.5% the minimum beneficial ownership interest in the Company’s outstanding common stock that would cause our then current Chairman of the Board (as a “Grandfathered Person”) to become an Acquiring Person.  Thus, Amendment No. 1 permits our then Chairman of the Board to acquire up to 26.5% of our common stock before triggering the dilutive effect of the rights under the rights Agreement.  No other changes were made to the Rights Agreement.

11. Income taxes

Income tax provision (benefit). The income tax provision (benefit) recorded in the consolidated statement of operations for fiscal 2010 and fiscal 2009 consists of the following (in thousands):

	2010	2009
Current:
Federal	$(3,971)	$911
State	79	127
Foreign	(206)	109
	(4,098)	1,147
Deferred:
Federal	10,942	(6,341)
State	2,390	(811)
Foreign	159	25
	13,491	(7,127)
Income tax provision (benefit)	$9,393	$(5,980)

The following table explains the difference between the Company’s effective tax rate and the federal statutory rate of 34% for fiscal 2010 and fiscal 2009:

	2010	2009
Income tax benefit at the statutory rate	(34.0%)	(34.0%)
State income taxes, net	(2.9%)	(2.7%)
Meals and entertainment	0.4%	0.2%
Non deductible stock compensation	1.2%	0.0%
Non deductible lobbying expenses	0.4%	0.1%
ASC 740-10 Interest accrual	0.5%	0.0%
Change in valuation allowance	120.2%	0.0%
Other, net	(0.1%)	0.1%
Income tax provision (benefit) at its effective rate	85.7%	(36.3%)

Deferred tax assets. The significant components of the Company's deferred income tax assets, (there are no deferred tax liabilities) as of October 31, 2010 and November 1, 2009 are as follows (in thousands):

	2010		2009
	Current	Non-Current	Current	Non-Current

Depreciation and amortization of long lived assets	$-	$9,849	$-	$10,607
Allowance for doubtful accounts	1,144	-	217	-
Reserve for obsolete inventory	494	-	9	-
Reserve for obsolete terminals	-	99	-	55
Accrued vacation	137	-	189	-
Stock compensation expense	104	137	102	92
Deferred Revenue	-	-	1,278	-
Foreign tax credit carry-forward	-	98	-	312
Value of credit swap derivative	-	434	-	510
Fair market value write-down on investments	-	928	-	1,227
Loss carry-forwards	-	1,093	104	12
Other	(66)	(86)	-	-

	1,813	12,552	1,899	12,815
Valuation allowance	(1,813)	(12,552)	(163)	(1,061)

Net deferred income tax asset	$-	$-	$1,736	$11,754

Valuation allowances.  In fiscal 2010, we established a valuation allowance of $14.4 million against deferred tax assets, which were associated with state net operating loss carryforwards, foreign tax credits, reserves, amortization of intangibles and deferred revenue to reduce them to their estimated net realizable value.  The result is a net change in valuation allowance in the period of $13.1 million. Significant management judgment is required in determining a deferred tax asset valuation allowance.  In evaluating the ability to recover deferred tax assets, we considered available positive and negative evidence giving weight to recent cumulative losses, ability to carryback losses against prior taxable income and to projected financial results commensurate with its objective verifiability, the forecast of future taxable income including the reversal of temporary differences and the implementation of feasible and prudent tax planning strategies.  Management’s decision to reserve for 100% of its deferred tax asset balance is primarily due to the continued operating losses for the VLT business unit, increased year-over-year reported market declines in certain existing VLT jurisdictions that we sell in, as well as a significant reduction in the sales forecast for the VLT business segment towards the end of the second quarter of fiscal 2010 relative to increasing competitive pressures in Louisiana, and the uncertainty of the Company’s ability to fund the capital needs for future growth in new jurisdictions.  The valuation allowance will be maintained until sufficient positive evidence exists to support the reversal of the valuation allowance.  Under current tax laws, this valuation allowance will not limit our ability to utilize Federal and state deferred tax assets provided we can generate sufficient future taxable income.

In fiscal 2009, the valuation allowance pertains to the deferred tax asset resulting from the auction rate security write-downs of $3.3 million. When that loss is recognized for tax purposes, it will be a capital loss available only to offset capital gains and the Company does not expect to be able to utilize it during the five year carry forward period. However, according to FASB, our valuation allowance has been classified as current or noncurrent based on the percentages of current and noncurrent deferred tax assets to total deferred tax assets.

Net operating losses and related items.  At October 31, 2010 the Company had no net remaining operating loss carryforwards for federal and state income tax purposes of $7.8 million and $12.3 million.  The Company has elected to carryback the federal net operating loss to offset the taxable income generated within the carryback period.  The Company has recorded a receivable of $2.6 million to reflect the benefit of the carryback.  The state carryforwards are available to offset future taxable income, but if not used they will expire between 2016 and 2030.

At November 1, 2009, the Company incurred a federal net operating tax loss of $187 thousand.  The entire amount of the federal net operating loss was eligible for carryback and/or carryforward subject to limitations under Sections 172 and 382 of the Internal Revenue Code, which generally limit the amount of carryforwards available per year for use against future taxable income.   The Company has carried the federal net operating loss back and there was sufficient prior year taxable income to fully absorb the loss and yield a full benefit in the form of a refund.

Unrecognized tax positions.  The Company files numerous consolidated and separate income tax returns in the United States and in many state and foreign jurisdictions. With few exceptions, the Company is no longer subject to United States federal income tax examinations for years before 2006, and is no longer subject to state and local, or foreign income tax examinations for years before 2005.

It is the Company’s practice to recognize interest and penalties related to income tax matters in income tax expense.  As of October 31, 2010, the Company had accrued $242 thousand of interest and penalties.

The Internal Revenue Service (IRS) commenced an examination of the Company’s U.S. income tax returns for the fiscal year ended October 31, 2007 in the first quarter of 2009 that was anticipated to be completed within the following twelve months.  As of October 31, 2010, the IRS has proposed certain adjustments to the depreciable life used in calculating federal tax depreciation on the Company’s leased electronic bingo systems.  Management does not agree with the proposed adjustment and, if this cannot be resolved at the examination level, intends to file a protest with IRS Appeals.  However, if a resolution cannot be reached, it is reasonably possible that an additional payment of approximately $1.2 million may be made by the end of 2011.  Therefore, the Company has accrued the $1.2 million as a component of income taxes payable, of which $981 thousand is tax, and $242 thousand is interest and penalties.

A reconciliation of the beginning and ending amount of unrecognized tax benefits for fiscal 2010 and fiscal 2009 is as follows (in thousands):

	2010	2009
Balance at beginning of year	$1,165	$-
Additions based on tax positions related to the current year	-	91
Additions for tax positions of prior years	58	1,074
Balance at end of year	$1,223	$1,165

At October 31, 2010, no material amount of the unrecognized tax benefits would affect the annual effective tax rate if recognized since they pertain only to the timing of recognition of tax allowable deductions.

It is possible that the amount of unrecognized tax benefit will change within the next 12 months; however, an estimate of the range of change cannot be made at this time.

12. Accrued severance

The Company has incurred expenses connected with severance agreements. These amounts are recorded in accrued payroll. During the 52 weeks ended October 31, 2010, the total severance expense was $775 thousand recorded in sales, service, general and administrative, and operations expenses.  As of October 31, 2010, $566 thousand of severance expense had been paid, with an outstanding balance of $209 thousand.  In fiscal 2009, $182 thousand of severance cost was recorded in cost of revenue and selling and general and administrative expenses.  Through November 1, 2009, $240 thousand of severance expense had been paid, with no remaining outstanding balance.

Changes in the accrued severance liability consisted of the following for fiscal 2010 and fiscal 2009 (in thousands):

	2010	2009
Beginning balance	$-	$58
Severance expenses	775	182
Less severance paid	(566)	(240)
Ending balance	$209	$-

13. Net income (loss) per common share

A reconciliation of the shares used in the basic and fully diluted net income per share calculations for fiscal 2010 and fiscal 2009 follows (in thousands):

	2010	2009
Basic weighted average shares outstanding	11,772	11,714
Effect of dilutive securities:
Stock options	440	279
Diluted	12,212	11,993

Employee stock options to purchase 947,564 shares during fiscal 2010 and 497,500 shares during fiscal 2009.  These were not included in the computation of diluted earnings per share because the effect would have been anti-dilutive.

14. Business segment information

Management has identified two operating segments. Each operating segment is considered a reporting unit, which are described as follows:  (1) the design, development, and marketing of interactive electronic bingo systems consisting of portable and fixed-based systems and (2) the design, development, manufacturing and sale of VLT/Slot equipment and related products.

The Company evaluates the performance of these segments based on many factors including sales, sales trends, margins, and operating performance. The Company allocates certain shared employee costs between the segments based on general estimates of the actual time spent by employees related to each respective segment and other cost sharing metrics.  Selected financial information for the two segments follows:

	52 Weeks Ended	52 Weeks Ended
	October 31, 2010	November 1, 2009
Net revenue
Bingo	$30,066	$39,104
VLT/Slot	5,105	8,690
	$35,171	$47,794
Cost of revenue
Bingo	$11,825	$14,709
VLT/Slot	4,352	5,243
	$16,177	$19,952
Income/(loss) from operations
Bingo	$748	$9,137
VLT/Slot	(10,512)	(22,580)
	$(9,764)	$(13,443)
Net income/(Loss)
Bingo	$1,339	$5,559
VLT/Slot	(21,695)	(16,061)
	$(20,356)	$(10,502)
Depreciation and amortization
Bingo	$5,344	$6,406
VLT/Slot	1,025	3,918
	$6,369	$10,324
Interest expense
Bingo	$358	$402
VLT/Slot	1,753	2,644
	$2,111	$3,046

	October 31, 2010	November 1, 2009
Identifiable assets
Bingo	$32,358	$47,612
VLT/Slot	14,402	19,051
	$46,760	$66,663

15. Subsequent events

Credit Facility and $1.8 Million Line of Credit - See Note 8 (Credit Agreements).

Noncompliance with NASDAQ Listing Standards - See Note 9 (Noncompliance with NASDAQ Listing Standards).

Item 9.                      Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A.                      Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms, including, without limitation, controls and procedures designed to ensure that such information is accumulated and communicated to our management, including our Chief Executive Officer (“CEO”) and Interim Chief Financial Officer (“CFO”), as appropriate, to allow timely decisions regarding required disclosure.

We have evaluated, with the participation of our CEO and CFO, the effectiveness of our disclosure controls and procedures as of October 31, 2010. Based on this evaluation, our CEO and CFO have concluded that our disclosure controls and procedures were not effective as of October 31, 2010 to ensure that the information required to be disclosed by us in the reports we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, including that such information is accumulated and communicated to our management, including our CEO and CFO, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

We have evaluated, with the participation of our CEO and CFO, the effectiveness of our internal control over financial reporting as of October 31, 2010.  This evaluation was performed using the Internal Control – Integrated Framework developed by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on this evaluation, our CEO and CFO have concluded that our internal control over financial reporting was not effective as of October 31, 2010.  Specifically, our Chief Executive Officer and Interim Chief Financial Officer concluded that certain financial reporting staffing deficiencies (including the departure of our former Chief Financial Officer) constituted a material weakness in the Company’s disclosure controls and procedures.  As a result of this deficiency, the Company was unable to timely file its Quarterly Report on Form 10-Q for the quarter ended August 1, 2010 (which was due on or before September 15, 2010), primarily as a result of the Company’s inability to timely complete an impairment evaluation of goodwill and other intangibles and long-lived assets.

Changes in Internal Control over Financial Reporting
Except for the effects of the staffing deficiencies described above, there have been no changes in the Company's internal control over financial reporting during the most recently completed fiscal quarter that have materially affected or are reasonably likely to materially affect the Company's internal control over financial reporting. The departure of these individuals adversely affected the timely preparation of our consolidated financial statements resulting in additional adjustments. We have reassigned personnel, and hired employees and consultants to mitigate the effects of such financial reporting staffing deficiencies and expect to complete the mitigation process by the end of the second quarter of fiscal 2011.

Item 9B.                      Other Information

Not applicable.

PART III

Item 10.                      Directors and Executive Officers and Corporate Governance

The information required by this item is incorporated by reference to the definitive proxy statement to be filed pursuant to Regulation 14A of the Exchange Act for our 2011 Annual Meeting of Stockholders.

Item 11.                      Executive Compensation

The information required by this item is incorporated by reference to the definitive proxy statement to be filed pursuant to Regulation 14A of the Exchange Act for our 2011 Annual Meeting of Stockholders.

Item 12.                      Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item is incorporated by reference to the definitive proxy statement to be filed pursuant to Regulation 14A of the Exchange Act for our 2011 Annual Meeting of Stockholders.

Item 13.                      Certain Relationships and Related Transactions and Director Independence

The information required by this item is incorporated by reference to the definitive proxy statement to be filed pursuant to Regulation 14A of the Exchange Act for our 2011 Annual Meeting of Stockholders.

Item 14.                      Principal Accounting Fees and Services

The information required by this item is incorporated by reference to the definitive proxy statement to be filed pursuant to Regulation 14A of the Exchange Act for our 2011 Annual Meeting of Stockholders.

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

4.3	Specimen Common Stock Certificate (6)
10.1	GameTech International, Inc. 1997 Incentive Stock Plan (1)
10.2	GameTech International, Inc. 2001 Restricted Stock Plan (3)
10.3	Amended and Restated 1997 Incentive Stock Plan (8)
10.4	Form of Restricted Stock Agreement (8)
10.5	Form of Stock Option Agreement (8)
10.6	Form of Stock Unit Award Agreement (8)
10.12	Lease Agreement dated November 18, 1999 between the Registrant and Cypress Corporate Services, including addendum to lease and first amendment dated April 17, 2000 (4)
10.18	Letter Agreement by and between the Registrant and Marcia R. Martin, dated as of May 1, 2008 (10)
10.19	Purchase and Sale Agreement for the purchase of Real Property between the Registrant and RKD Holdings, L.L.C., dated as of March 31, 2008 (14)
10.20	First Amendment to Purchase and Sale Agreement for the purchase of Real Property between the Registrant and RKD Holdings, L.L.C., dated as of May 27, 2008 (14)
10.21	Financing agreement dated August 22, 2008, by and among GameTech International, Inc. and the lenders named herein, and U.S. Bank N.A., as collateral and administrative agent (12)
10.22	Second Amendment to Purchase and Sale Agreement for the purchase of Real Property between the Registrant and RKD Holdings, L.L.C., dated as of July 28, 2008 (11)
10.23	Letter Agreement by and between the Registrant and Timothy J. Minard, dated as of September 29, 2008 (13)
10.24	First Amendment to August 22, 2008 Financing Agreement, dated as of January 28, 2009
21	List of Subsidiaries
23.1	Consent of Independent Registered Public Accounting Firm
23.2	Consent of Independent Registered Public Accounting Firm
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended.
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated by the Securities Exchange Act of 1934, as amended
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

EXHIBIT INDEX

(1)	Incorporated by reference to Exhibits 2.1 and 10.1 to the Registrant’s Registration Statement on Form S-1 (Registration No. 333-34967) as filed with the Commission on or about September 4, 1997.
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

GAMETECH INTERNATIONAL, INC.

	By:	/S/ WILLIAM FASIG
William Fasig

President and Chief Executive Officer
Dated: February 15, 2011		(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/S/ WILLIAM FASIG	President and Chief Executive Officer	February 15, 2011
William Fasig	(Principal Executive Officer )

/S/ SUZANNE CHENNAULT	Interim Chief Financial Officer and Treasurer	February 15, 2011
Suzanne Chennault	(Principal Financial Officer and Principal Accounting Officer)

/S / RICHARD H. IRVINE	Director	February 15, 2011
Richard H. Irvine

/S/ SCOTT H. SHACKELTON	Director	February 15, 2011
Scott H. Shackelton

/S/ DONALD K. WHITAKER	Director	February 15, 2011
Donald K. Whitaker