Form 10-Q
period 2011-01-30
GAMETECH INTERNATIONAL INC
filed 2011-03-30
CIK 1045014

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☑           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the 13 weeks ended January 30, 2011

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

On March 24, 2011, the registrant had 11,822,777 outstanding shares of its Common Stock, par value $0.001 per share.

GAMETECH INTERNATIONAL, INC.
QUARTERLY REPORT ON FORM 10-Q
FOR THE 13 WEEKS ENDED JANUARY 30, 2011

PART 1.                      FINANCIAL INFORMATION:

ITEM 1.                      FINANCIAL STATEMENTS

GAMETECH INTERNATIONAL, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except shares and per share amounts)

	January 30, 2011	October 31, 2010
	(Unaudited)
ASSETS
Current assets:
Cash and equivalents	$1,085	$2,017
Restricted cash	1,588	3,789
Accounts receivable, net of allowances of $2,948 and $3,063	3,710	3,409
Income taxes receivable	2,949	2,963
Inventories	2,756	4,285
Prepaid expenses and other	1,089	1,020
	13,177	17,483
Assets held for sale	7,273	7,718
Bingo equipment, furniture and other equipment, net	7,669	8,379
Goodwill	10,184	10,184
Intangibles, less accumulated amortization of $11,325 and $10,873	2,557	2,996

	$40,860	$46,760
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$25,580	$27,554
Interest rate swap	939	1,185
Accounts payable	1,315	1,659
Accrued payroll and related obligations	919	1,040
Income taxes payable	1,299	1,268
Deferred revenue	6	2,891
Other accrued liabilities	1,416	1,640
	31,474	37,237

Stockholders’ equity:
Common stock, $0.001 par value: 40,000,000 shares authorized; 14,480,537 shares issued	14	14
Additional paid in capital	52,237	52,154
Accumulated deficit	(30,603)	(30,315)
Treasury stock, at cost, 2,659,010 and 2,673,844 shares	(12,262)	(12,330)

	9,386	9,523

	$40,860	$46,760

See notes to unaudited consolidated financial statements

GAMETECH INTERNATIONAL, INC.
UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)

	13-week period ended
	January 30, 2011	January 31, 2010
Net revenues	$10,102	$8,414
Cost of revenues	4,932	3,302
Gross profit	5,170	5,112

Operating expenses:
General and administrative	1,955	2,774
Sales and marketing	1,824	2,641
Research and development	972	1,358
Impairment loss, assets held for sale	445	-
	5,196	6,773

Loss from operations	(26)	(1,661)

Other income (expense):
Interest expense	(387)	(428)
Other, net	172	467

Loss, before income taxes (benefit)	(241)	(1,622)

Income taxes (benefit)	47	(627)

Net loss	$(288)	$(995)

Basic and diluted net loss per share	$(0.02)	$(0.08)

Shares used in calculating basic and diluted net loss per share	11,815	11,736

See notes to unaudited consolidated financial statements

GAMETECH INTERNATIONAL, INC.
UNAUDITED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands, except share amounts)

	Common Stock		Additional Paid in	Accumulated	Treasury Stock
	Shares	Amount	Capital	Earnings (Deficit)	Shares	Amount	Total
Balances at November 1, 2010	14,480,537	$14	$52,154	$(30,315)	2,673,844	$(12,330)	$9,523
Forfeiture of restricted stock	-	-	-	-	-	-	-
Restricted stock issued	-	-	(68)	-	(14,834)	68	-
Stock based compensation	-	-	151	-	-	-	151
Net loss	-	-	-	(288)	-	-	(288)
Balances at January 30, 2011	14,480,537	$14	$52,237	$(30,603)	2,659,010	$(12,262)	$9,386

Balances at November 2, 2009	14,480,537	$14	$51,942	$(9,959)	2,744,672	$(12,657)	$29,340
Forfeiture of restricted stock	-	-	(25)	-	-	-	(25)
Stock based compensation	-	-	147	-	-	-	147
Net loss	-	-	-	(995)	-	-	(995)
Balances at January 31, 2010	14,480,537	$14	$52,064	$(10,954)	2,744,672	$(12,657)	$28,467

See notes to unaudited consolidated financial statements

GAMETECH INTERNATIONAL, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	13 Week Period Ended	13 Week Period Ended
	January 30, 2011	January 31, 2010

Net cash provided by (used in) operating activities	$(583)	$120

Investing activities:
Proceeds from sale of investments	-	534
Acquisition of intangibles	(13)	(215)
Purchase of property, bingo equipment, furniture, and other equipment	(368)	(200)
Net cash provided by (used in) investing activities	(381)	119

Financing activities:
Repayment of borrowings	(2,168)	(1,133)
Restricted cash, debt covenants	2,200	-
Proceeds from borrowings	-	750
Net cash provided by (used in) financing activities	32	(383)

Net decrease in cash and equivalents	(932)	(144)
Cash and equivalents, beginning of period	2,017	3,337

Cash and equivalents, end of period	$1,085	$3,193

See notes to unaudited consolidated financial statements.

NOTES TO (UNAUDITED) FINANCIAL STATEMENTS

1.	BASIS OF PRESENTATION

The unaudited consolidated financial statements of GameTech International, Inc. and subsidiaries (individually and collectively the “Company”), have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) applicable to interim financial information.  Accordingly, certain information normally included in the annual financial statements prepared in accordance with accounting principles generally accepted in the United States has been condensed and/or omitted.  For further information, please refer to the annual audited consolidated financial statements of the Company, and the related notes included within the Company’s Annual Report on Form 10-K, for the year ended October 31, 2010, previously filed with the SEC, from which the balance sheet information as of that date is derived.

Management has evaluated the consolidated financial statements for subsequent events through the date this Quarterly Report on Form 10-Q was filed with the SEC.

In the opinion of management, all adjustments considered necessary for a fair presentation have been included.  The results for the current interim period are not necessarily indicative of the results to be expected for the full year.

For segment reporting purposes, beginning with the current period presentation, certain general and administrative expenses are reported as "corporate expenses."  Other income (expense) items and income taxes are not allocated to the business segments (Note 14).  In addition, certain minor reclassifications have also been made to the fiscal 2010 interim amounts to conform to the current period presentation.

2.	FINANCIAL INSTRUMENTS AND FAIR VALUE MEASURES

For the Company’s cash and equivalents, restricted cash, accounts receivable, accounts payable and debt, the carrying amounts approximate fair value because of the short duration of these financial instruments.

Real estate held for sale is also measured at estimated fair values and is no longer subject to depreciation (Note 5).

3.	CONCENTRATION OF CREDIT RISKS

Financial instruments, which potentially subject the Company to concentration of credit risk, consist primarily of cash and equivalents, investments, and accounts receivable. Cash and equivalents are in excess of Federal Deposit Insurance Corporation insurance limits.

One customer accounted for 26.8% of our overall revenue for the 13 weeks ended January 30, 2011, primarily due to the substantial completion of the first phase of our 2008 Purchase, Sale and Software Development agreement with Rocky Mountain Industries, LLC, a VLT/Slot customer (Note 16).  No single customer made up more than 10.0% of our overall revenue for the 13 weeks ended January 31, 2010.  The Company conducts a substantial amount of business through distributor relationships.  As part of these relationships, many of our distributors also act as collection agents.  As of January 30, 2011 and October 31, 2010 there was one non-agent distributor that represented 40.5% and 44.6%, respectively, of the consolidated accounts receivable balances. The Company’s allowance for doubtful collection as of January 30, 2011 and October 31, 2010 for this non-agent distributor was approximately 80.2% and 82.1% respectively.

4.	INVENTORIES

Inventories consist of the following at January 30, 2011 and October 31, 2010 (in thousands):

	January 30, 2011	October 31, 2010
Parts and materials	$875	$1,015
Finished goods	1,881	3,270
	$2,756	$4,285

5.	ASSETS HELD FOR SALE

During the quarter ended August 1, 2010, the real property housing the Company headquarters and warehouse space in Reno, Nevada was listed for sale by the Company.  Accordingly, the real estate was reclassified as held for sale and written down to its then estimated fair value, which resulted in an impairment loss during the quarter ended August 1, 2010 of $2.9 million.  Fair value was estimated based on comparable sales and listing information (Level 2 inputs).  During the quarter ended January 30, 2011, management implemented measures intended to reduce the exposure period to consummate a sale, which resulted in an additional impairment loss of  $445 thousand.  It is expected that substantially all of the proceeds from a future sale would be used to reduce borrowings (Note 13).

6.	BINGO EQUIPMENT, FURNITURE AND OTHER EQUIPMENT

Bingo equipment includes portable and fixed-based player terminals, file servers, caller units, point-of-sale units, and other support equipment.  The Company accelerates depreciation (effectively provide reserves) for equipment that the Company does not expect to use based on demand forecasts.

7.	IMPAIRMENT CONSIDERATIONS

The Company reviews long-lived assets whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  Recoverability of long-lived assets are measured by a comparison of the carrying amount of an asset to estimated future undiscounted cash flows expected to be generated by the asset as if debt free.  If such assets are considered impaired, the impairment is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets.  For the first quarter of fiscal 2011, we recorded an impairment of $445 thousand to assets held for sale (Note 5).

8.	INTEREST RATE SWAP CONTRACT

The Company entered into an interest rate swap agreement to hedge its interest rate exposure on its credit facility described in Note 13.  In this agreement, the Company agrees to pay the counterparty a fixed rate payment in exchange for the counterparty agreeing to pay us a variable rate payment that approximates our variable rate payment obligation on the credit facility.  The payment obligation is based on the notional amount of the swap. Depending on the state of interest rates in general, the use of interest rate swaps could enhance or harm the overall performance of the common shares.  Swap agreements involve, to varying degrees, elements of market and counterparty risk, and exposures to loss in the related amounts.  The estimated market value of interest rate swaps is determined using pricing models that consider the time value of money, volatility, and the current market and contractual prices of the underlying financial instrument.  Unrealized gains are reported as an asset and unrealized losses are reported as a liability on the Company’s consolidated balance sheet.  The change in value of interest rate swaps, including the accrual of periodic amounts of interest to be paid/received on swaps is reported as interest expense.

9.	LACK OF LIQUIDITY AND MANAGEMENT’S PLANS

Substantially all of the Company’s assets collateralize its borrowings.  Historically, the Company has financed its operations primarily through cash from operations and debt financing activities (Note 13).  However, the Company has suffered recurring losses from operations and is in default of its borrowing arrangements.  Cash balances may continue to decrease as the Company continues to use existing cash balances and cash from operations to fund its ongoing operations and capital expenditures.  Absent the Company entering into a long-term loan agreement with its lenders and being able to utilize the proceeds of an anticipated $2.7 million tax refund, management does not believe cash from operations and existing cash balances will be sufficient to meet its anticipated cash needs for the next 12 months.  The anticipated tax refund is expected to result from a 2010 net operating loss carryback.

Unless the Company is able to generate increased cash from existing operations, extend the payment terms of existing borrowing arrangements, and/or raise additional capital, it may not be able to execute its business plan, which includes expansion into new markets and development of new products and maintenance of existing market share in markets where the Company currently operates.  If the Company is unsuccessful in these efforts, the Company may not be able to pay its obligations when due, invest the resources necessary to obtain regulatory approvals in new markets, continue the development and deployment of current and new products, and/or respond to competitive market pressures and requirements.  This could adversely affect our business and, ultimately, lead to the financial and operating failure of the Company.

Management is currently exploring what, if any, debt or equity financing opportunities or other strategic alternatives are available to the Company in order to meet its operating and capital needs for the next 12 months. Currently, the Company has no commitments for any financing, and there can be no assurance that capital will be available at commercially acceptable terms or at all. The Company may have difficulty obtaining additional funds when needed, and may have to accept terms that would adversely affect its stockholders.  Any additional equity financing may be dilutive to stockholders, and debt and certain types of equity financing, if available, are likely to involve restrictive covenants or other provisions that would limit how the Company conducts its business or operations.  In further efforts to improve liquidity, management has listed the Company’s real estate for sale (Note 5) and is evaluating whether other assets may be disposed of to raise capital and/or reduce debt.

10.	NET LOSS PER SHARE

Basic net loss per share (EPS) is computed by dividing reported net earnings (loss) applicable to common shareholders by the weighted average number of common shares outstanding at the end of each period.  Diluted EPS in profitable years is computed using the weighted average number of common shares and other common stock equivalents outstanding during each period.  Diluted common shares are determined using the treasury stock method, which treats the proceeds from the exercise of all warrants and options as if used to reacquire stock at market value.  There are no adjustments to net loss to arrive at net loss applicable to common shareholders (the numerator of the EPS calculation).  The following reflects the adjustments to the denominator assuming profitable years and the related number of anti-dilutive shares:

	(In thousands, except per share amounts)
	13-week period ended
	January 30, 2011	January 31, 2010

Weighted average number of shares outstanding	11,815	11,736
Incremental shares from the assumed exercise of dilutive stock options	67	-
Dilutive weighted shares	11,882	11,736

Weighted average number of anti-dilutive shares outstanding	752	279

In all periods included above, the effect of dilutive weighted shares are anti-dilutive due to net losses in such periods.

11.	LEGAL PROCEEDINGS

GameTech International, Inc. v. Trend Gaming Systems, LLC. ~ In November 2009, the Company prevailed in a jury trial against Trend Gaming Systems, LLC (Trend) and was subsequently awarded a judgment against Trend in the amount of $821 thousand dollars in compensatory damages together with accrued prejudgement interest in the amount of $589 thousand. In connection with this judgment, on February 19, 2010, the court entered an order directing the release of deposited funds of $652 thousand to the Company in partial satisfaction of the compensatory damages award entered against Trend.  Trend had previously collected such funds from bingo halls on our behalf.  On March 12, 2010, the court also directed the release of a cash bond ($450 thousand) to the Company plus interest ($66 thousand) which has been received.  On March 9, 2010, the court also awarded the Company $2.8 million in legal fees, expenses, and costs.  The Company has not recorded an estimated gain contingency, as there can be no assurance that the Company will be able to collect any portion of the awarded amount.  On April 26, 2010, Trend appealed the District Court’s post-judgment order that directed the release of the $652 thousand deposited funds.  On March 16, 2011, the United States Court of Appeals for the Ninth Circuit dismissed Trend’s appeal as moot.

The Company is involved in various other legal proceedings arising in the ordinary course of our business. While management is unable to estimate a range of potential loss, if any, associated with these matters, management does not believe, based in part on the advice of counsel, that any of such proceedings will have a material adverse effect on the Company’s business, results of operations, or financial condition.  Accordingly, no provision for loss has been recorded.

12.	INCOME TAXES

The actual effective tax rate of (19.5%) and 38.7% for the 13 week periods ended January 30, 2011 and January 31, 2010 is different from the expected federal rate of 34% due to foreign tax reporting and permanent differences between financial and income tax reporting.

For the quarter ended January 30, 2011, the Company had a valuation allowance of $13.9 million against deferred tax assets, which were associated with federal and state net operating loss carryforwards, foreign tax credits, reserves, amortization of intangibles and deferred revenue to reduce them to their estimated net realizable value.  Significant management judgment is required in establishing a valuation allowance for the Company’s net deferred assets.  In doing so, the Company considers available positive and negative evidence giving weight to recent cumulative losses, ability to carryback losses to offset prior taxable income and to verifiable forecasts of prospective financial results and taxable income, including the reversal of temporary differences and the implementation of feasible and prudent tax planning strategies.  Management decided to provide a 100% valuation allowance for the Company’s deferred tax assets due to several factors.  Such factors include: (1) continuing operating losses for the VLT business unit; (2) year-over-year market declines in certain VLT jurisdictions; (3) significant reductions in the sales forecast for the VLT business segment due to increasing competitive pressures in Louisiana; and (4) uncertainty about the Company’s ability to fund the capital needs for future growth in new jurisdictions.  The 100% valuation allowance will continue until sufficient positive evidence exists to support the reversal.

The Company files numerous consolidated and separate income tax returns in the United States and in many state and foreign jurisdictions. With few exceptions, the Company is no longer subject to United States federal income tax examinations for years before 2006, and is no longer subject to state and local, or foreign income tax examinations for years before 2006.

The Internal Revenue Service (IRS) commenced an examination of the Company’s U.S. income tax returns for the fiscal year ended October 31, 2007, in the first quarter of 2009.  The IRS has proposed certain adjustments to the depreciable life used in calculating federal tax depreciation on the Company’s leased electronic bingo systems.  Management does not agree with the proposed adjustment and has filed a protest with IRS Appeals Tax Court.  However, without resolution at the court level, it is probable an additional payment of approximately $1.2 million would be required, probably during fiscal 2011, which would be offset by the additional depreciation benefits on amended returns for subsequent years.  Therefore, the Company has accrued the $1.2 million as a component of income taxes payable, of which $981 thousand represents estimated tax, and $265 thousand is estimated interest and penalties.

13.	DEBT

Credit Facility
As a result of several instances of default from loan agreement requirements, associated forbearances by the Company’s lenders and amendments to long term-debt agreements, all debt was classified as current at October 31, 2010.  Substantially all of the assets of the Company collateralize these obligations.

The current loan agreement (“Credit Facility”) with U.S. Bank N.A. and Bank of the West (collectively “Lenders”) was originated on August 22, 2008.  It provided for a senior secured revolving credit facility of $2.0 million (the “Revolver”) and a senior secured term loan of $38.0 million (the “Term Loan”).  Subsequent amendments reduced the amount of the Revolver to $750 thousand and allowed Bank of the West to provide a line of credit or letters of credit totaling up to $1.8 million, collateralized by funds on deposit in the control account (“LOC”).

The Term Loan and Revolver are currently accruing interest at a rate of 9.79% and 6.25% respectively, which includes a default rate of 3% over their stated rates.  The delinquent principal and interest payments under the Term Loan and the outstanding balance under the Revolver were all due and payable on January 31, 2011.  Due to certain events of default event and subsequent forbearance agreement, the LOC outstanding balance was paid in full as of November 23, 2010.

The LOC bears interest at a floating rate equal to the current prime rate plus 0.25 percentage points subject to a minimum interest rate of 4.25%, which is currently in effect.  Due to a default event and subsequent forbearance agreement, the LOC outstanding balance was paid in full as of November 23, 2010.

Prior to our initial payment default in July of 2010, the Revolver required monthly interest-only payments due on the last day of each month, with an availability period through August 31, 2010, subject to extension on approval by the Lenders.  The Term Loan required monthly interest payments and quarterly principal payments of $1.1 million until maturity on August 28, 2013, when the balance would be due in full.  In connection with the Term Loan agreement, the Company also entered into an interest rate swap agreement with U.S. Bank N. A., which exchanged the variable one-month LIBOR rate of the Term Loan for a fixed LIBOR rate of 3.99% per annum, effective August 22, 2008 through the maturity of the loan.

The Credit Facility requires the Company to comply with various financial and non-financial covenants. The financial covenants include a cash flow leverage ratio, fixed charge coverage ratio, working capital requirement and liquidity requirement.  The non-financial covenants include restrictions on asset divestitures; liens; transactions with related parties; limitations on additional indebtedness; mergers, acquisitions and consolidations; cash dividends; redemptions of stock; and change of control. The Credit Facility provides for a mandatory prepayment of principal equal to 50% of free cash flow, as defined, when a collateral shortfall is present.  A collateral shortfall exists if the outstanding principal balance of the Credit Facility exceeds the sum of the aggregate of certain Company assets.  All of the Company’s assets including a first deed of trust on the corporate headquarters and future cash flows collateralize borrowings under the Credit Facility.

During fiscal 2010, the Company failed to meet the financial covenants.  The Company also defaulted on repayment of principal and interest amounts due on the Term Loan on July 31, 2010, October 31, 2010 and January 31, 2010, as well as principal and interest amounts due on the Revolver on October 31, 2010 and January 31, 2011.  The Company and the Lenders have entered into various successive forbearances and amendments to the loan agreement, wherein the Lenders conditionally waived their remedies under the Credit Facility and imposed certain new terms.  These terms include (among others): (1) reducing the total commitment on the Revolver from $2 million to $750 thousand; (2) establishing a credit (Bank of the West) or letters of credit up to $1.8 million in the aggregate, secured by funds on deposit in the control account; (3) increasing of the interest rate on all outstanding balances under the Revolver and Term Loan to the default rate of 3% above the existing rates (“Default Rate”); (4) requiring the Company to retain a consultant that is acceptable to the Company and the Lenders (“Consultant”) for consulting services; (5) prohibiting the Company from acquiring any other business or substantially all the assets of any other business; (6) terminating the forbearance on the resignation or termination of the Chief Executive Officer or the Consultant; (7) deferral of interest accrued under the Default Rate and addition to the principal balance of the Term Loan at the end of each calendar month; (8) prohibiting the Company from making capital expenditures except for the purchase of gaming equipment to be leased to customers in the ordinary course of business not to exceed in the aggregate $750 thousand for the period August 1, 2010 through October 31, 2010 (continuing thereafter to an aggregate limit of $750 thousand per fiscal year); (9) limiting the amount of cash disbursements for investments in the Illinois VLT market through October 31, 2010 to an aggregate of $100,000; (10) requiring bi-weekly delivery of a report from the Chief Executive Officer and Consultant on meetings and discussions with the Board of Directors regarding any acquisitions, divestitures, investments, financings or related transactions; and (11) requiring delivery to Lenders of a 13-Week Cash Flow Budget each week.

On November 23, 2010, the Company entered into a third amendment to forbearance agreement and sixth loan modification agreement (“Sixth Amendment”) with the Lenders under which the Lenders conditionally agreed to forbear from exercising remedies available to them under the Credit Facility until January 31, 2011.  The Sixth Amendment provided for interest to accrue at the Default Rate and be deferred and added to the principal balance of the Term Loan at the end of each calendar month, due and payable on January 31, 2011.  It also required other payment and fund transfers from the control account by November 23, 2010, including the outstanding principal and interest on the $1.8 million Line of Credit, all deferred interest accruing from June 15, 2010 until October 31, 2010, and any remaining amounts in the control account to the outstanding principal balance of the Term Loan, all of which were satisfied.

The term of the Third Amendment to Forbearance Agreement and Sixth Loan Modification Agreement expired on January 31, 2011 and on February 1, 2011, the Company received written notice from the Lenders stating that the forbearance period under the Company’s credit facility expired on January 31, 2011.  The letter further stated that the Lenders have the immediate right to commence action against the Company, enforce the payment of the notes under the credit facility, commence foreclosure proceedings under certain loan documents, and otherwise enforce their rights and remedies against the Company.

While the Company is actively engaged in discussions with the Lenders and is optimistic that a long-term resolution can be reached, there can be no assurance that the Company will be able to further extend the forbearance period, obtain waivers and/or reach a satisfactory agreement with the Lenders in a timely manner.  As of January 30, 2011, the outstanding balance under the Term Loan was approximately $24.8 million and the outstanding balance under the Revolver was $0.7 million, both of which continue to be subject to the Default Rate.

14.	BUSINESS SEGMENT INFORMATION

Management has identified two operating segments.  Each operating segment is considered a reporting segment, which is described as follows:  Our Bingo segment is the design, development, marketing, and leasing of interactive electronic bingo systems consisting of portable and fixed-based systems.  Our VLT/Slot segment is the design, development, manufacturing, and sale of gaming equipment consisting of video lottery terminals (VLTs) and slot machines.  Previously, the VLT/Slot operating segment was referred to as the Box operating segment.

The Company records costs for the Bingo and VLT/Slot segments within the respective segment as well as allocating costs to the segments based on actual time and amount spent related to each segment.  General overhead costs of the company are recorded in the corporate area (see “Results of Operations”).  Bingo and VLT/Slot segment assets are related specifically to their related segments.  Corporate assets consist primarily of assets held for sale, restricted cash, and assets related to income taxes.  Measurement of segment profit and loss as reviewed by the chief operating decision-makers do not include other income (expense) items or income taxes and therefore, these items are not allocated by segment.

(In thousands)	13-week period ended
	January 30, 2011	January 31, 2010
Net revenues
Bingo	$6,534	$8,039
VLT/Slot	3,568	375
	$10,102	$8,414
Cost of revenues
Bingo	$2,612	$2,961
VLT/Slot	2,320	341
	$4,932	$3,302
Income (loss) from operations
Bingo	$1,966	$2,294
VLT/Slot	685	(1,092)
Corporate	(2,677)	(2,863)
	$(26)	$(1,661)
Depreciation and amortization
Bingo	$1,107	$1,084
VLT/Slot	245	231
Corporate	56	120
	$1,408	$1,435

	January 30, 2011	October 31, 2010
Identifiable assets
Bingo	$22,449	$24,387
VLT/Slot	5,912	7,220
Corporate	12,499	15,153
	$40,860	$46,760

15.	STOCK BASED COMPENSATION

The Company grants stock options to its employees for a fixed number of shares with an exercise price equal to the fair value of the shares on the date of the grant. The Company also grants restricted stock grants valued at the price equal to the fair value of the shares on the date of grant.

For the 13 weeks ended January 30, 2011, the Company recognized stock-based compensation expense of $83 thousand for stock options with no related tax benefits.  For the 13 weeks ended January 31, 2010, the Company recognized stock-based compensation expenses of $105 thousand for stock options and a related tax benefit of $40 thousand, for a net cost of $65 thousand.

As of January 30, 2011, the total compensation cost related to unvested stock option awards granted to employees under the Company’s stock option plan but not recognized was $411 thousand. The cost of each award will be amortized on a straight-line basis over its term, which ranges from two to four years, and will be adjusted for subsequent changes in estimated forfeitures.  As of January 30, 2011, the compensation related to unvested restricted stock awards granted to employees under the stock option plan, but not yet recognized, was $40 thousand.  The cost will be adjusted for subsequent changes in estimated forfeitures.

During the 13-week periods ended January 30, 2011 and January 31, 2010, the Company granted no stock options and no restricted stock grants. For the 13-week period ended January 30, 2011, there were 14,834 shares issued upon vesting of restricted stock awards that were previously granted at $68 thousand.  For the 13-week period ended January 31, 2010, there were no shares issued.

16.	SUBSEQUENT EVENTS

Credit Facility and $1.8 Million Line of Credit - On February 1, 2011, the Company received written notice from its Lenders stating that the forbearance period under the Company’s credit facility expired on January 31, 2011.  The letter further stated that the Lenders have the immediate right to commence action against the Company, enforce the payment of the notes under the credit facility, commence foreclosure proceedings under certain loan documents, and otherwise enforce their rights and remedies against the Company.

Departure of Certain Officers; Appointment of Certain Officers; - On March 1, 2011, Suzanne Chennault resigned from her positions as Interim Chief Financial Officer and Controller of the Company.  The Board of Directors of the Company appointed Andrew Robinson as the Company’s Senior Vice President, Chief Financial Officer, and Treasurer, effective March 1, 2011.  On March 1, 2011, Steve Smallman was promoted to the role of Executive Vice President of Product, Marketing, and Sales for the Company.

Rocky Mountain Industries, LLC-  In May 2008, we entered into a Purchase, Sale and Software Development Agreement with Rocky Mountain Industries LLC (“RMI”) of Montana, a leading operator in the Montana gaming market.  The agreement called for an initial order of 500 gaming machines, with an option for the customer to purchase an additional 500 machines.  The contract specified a new cabinet style for the gaming machines and also called for the Company to provide custom development of five new games and certain rework of sixteen existing games (“Initial Custom Games”).   The agreement also calls for the Company to develop and provide an additional ten custom games over the next several years (“Additional Custom Games”).   In March 2010, the Company began discussions with RMI to amend certain terms and provisions in their 2008 purchase, sale, and software development agreement.  The discussions began as a result of delays in completing the custom software development for this project, which were in part due to changes to the product requirements and specifications.  In October 2010, the Company executed an amendment to the agreement with RMI that includes, among other things, a reduction in the number of units for the initial order from 500 units to 300 units and changes to the delivery schedule for completion of the Initial Custom Game software, the Additional Custom Game software, and for delivery and installation of the gaming devices.  In January 2011, the Company completed development of the Initial Custom Games, obtained final regulatory approval, and in February 2011, completed the installation of the initial order of 300 machines.

Noncompliance with NASDAQ Listing Standards - On August 3, 2010, September 14, 2010, and January 14, 2011, the Company received notifications from the NASDAQ Stock Market (“Nasdaq”) stating: (1) that the minimum bid price of the Company’s common stock had been below $1.00 per share for 30 consecutive business days; (2) that the market value of publicly held shares (“MVPHS”) of the Company’s common stock had been below $5 million for 30 consecutive business days; and (3) that the Company was not in compliance with the minimum stockholders’ equity requirement for continued listing on the Nasdaq Global Market, respectively.  The Company was given grace periods to, either (i) regain compliance with each of these requirements or (ii) apply to transfer the Company’s securities to the Nasdaq Capital Market.

The Company submitted an application to transfer its securities to the Nasdaq Capital Market on January 20, 2011 and, on January 28, 2011, received notice that Nasdaq had approved the Company’s application to transfer its common stock to the Nasdaq Capital Market. The Company's common stock began trading on the Nasdaq Capital Market, and ceased trading on the Nasdaq Global Market, at the opening of business, on February 1, 2011. The trading symbol for the Company's common stock remains "GMTC.” In connection with the transfer to the Nasdaq Capital Market, on February 1, 2011, Nasdaq notified the Company that it had been granted an additional 180 calendar days, or until August 1, 2011, to regain compliance with the $1.00 per share minimum closing bid price requirement.  There can be no assurance that the Company will achieve compliance with this continued listing requirement. If compliance with this rule cannot be demonstrated by August 1, 2011, the Nasdaq staff will provide written notification that the Company’s securities are subject to delisting. At that time, the Company may appeal the staff’s determination to a Nasdaq Listing Qualifications Panel.

On March 23, 2010, the Company received an additional  notification from Nasdaq stating that the Company did not timely file its Quarterly Report on Form 10-Q for the quarter ended January 30, 2011.  The notification of noncompliance also has no immediate effect on the listing or trading of the Company’s common stock on the NASDAQ Capital Market.  The Company was provided with a sixty calendar day grace period to regain compliance by filing its Quarterly Report on Form 10-Q for the quarter ended January 30, 2011 or to submit a plan to regain compliance.

ITEM 2.                      MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with our unaudited consolidated financial statements and notes thereto included elsewhere in this report, as well as our audited consolidated financial statements for the 52 weeks ended October 31, 2010, contained in our Annual Report on Form 10-K.

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

OVERVIEW

We are a domestic and international gaming technology company dedicated to the development and manufacturing of gaming entertainment products and systems. We hold a significant position in the North American bingo market with our interactive electronic bingo systems, portable and fixed-based gaming units, and complete hall management modules (our Bingo Segment).  We also hold a significant position in select North American VLT markets, primarily Montana, Louisiana, and South Dakota, where we offer video lottery terminals and related gaming equipment and software (our VLT/Slot Segment).  Historically, we have generated over 90% of our revenues domestically.  For the 13-week periods ended January 30, 2011 and January 31, 2010, approximately 64.7% and 95.5% of our revenues related to our Bingo Segment.

We generate bingo revenue by placing electronic bingo systems in bingo halls under contracts based on (1) a fixed fee per use per session; (2) a fixed weekly fee per terminal; or (3) a percentage of the revenue generated by each terminal. The degree of player acceptance of electronic bingo as an addition or an alternative to paper bingo affects the revenue growth of our Bingo segment.  Additionally, our revenue growth is dependent on our ability to expand operations into new markets and our ability to increase our market share in our current markets. Fixed-base bingo terminals generate greater revenue per terminal than portable bingo terminals, but also require a greater initial capital investment.  For the 13 week period ended January 30, 2011, approximately 78.2% of our bingo revenues were generated from our portable bingo systems as opposed to fixed-based bingo units, compared to 79.0% in the comparable prior year period.

Our VLT/Slot business generates revenue from the sale of new and used video lottery terminals (VLT’s), software conversion kits, content fees, license fees, participation fees, parts, and services. For the 13 week periods ended January 30, 2011 and January 31, 2010, we generated approximately 98.5% and 84.1%, respectively, of our VLT/Slot business sales from the sale of new and used equipment, conversion kits, and parts.  In some instances, we recognize recurring participation revenue in lieu of a one-time machine sale.  Increasing market share in existing markets and expanding product placement into new markets drive revenue growth.

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

For the 13 week period ended January 30, 2011, we incurred a pre-tax loss of $241 thousand and a net loss of $288 thousand or $0.02 per share.  The net pre-tax loss of $241 thousand represents a $1.4 million improvement over the comparable prior year period.  G&A expenses for the first quarter of 2011 decreased from the prior year period due to reductions in legal fees and lower salaries and wages.  Sales and marketing expenses decreased for the first quarter of 2011 compared to the first quarter of 2010 due to lower salaries and wages, lower promotional costs and reduced distributor commissions directly related to the decline in bingo revenue.  Research and development expenses decreased for the first quarter of 2011 compared to the first quarter of 2010 due to lower salaries and wages.  During the third quarter of 2010, the Company listed it's headquarters and warehouse in Reno, Nevada for sale.  Accordingly, the real estate was classified as “held for sale” and was written down $2.9 million to its estimated fair value.  An additional impairment of $445 thousand was taken during the quarter ended January 30, 2011 (Note 5).

For the status of and uncertainties related to the Company’s on-going noncompliance with borrowing covenants and NASDAQ listing requirements, see Note 13 and Note 16 to the Unaudited Consolidated Financial Statements.

Business Segments

Bingo - As of January 30, 2011, we had bingo systems in service in 40 states, various Native American locations, the United Kingdom, the Philippines, Canada, and Japan.  We currently market portable bingo systems that can be played anywhere within the bingo hall and fixed-based units with touch screen activated monitors, operating in charitable, Native American, commercial, and military bingo halls.  Both our portable and fixed-base bingo systems display electronic bingo card images for each bingo game.  Our electronic bingo terminals enable players to play substantially more bingo cards compared to paper cards, typically leading to greater spend per player and higher profits per session.  We typically enter into one to three year contracts with bingo operators.  In addition to bingo systems and player terminals, we develop and market bingo based speed games including our Big, “Bad Bingo”™ or “B3™”, which currently can be played on fixed-based terminals and our portable player terminal the Explorer™.

In the first quarter of fiscal 2011, we continued our deployment of the GameTech Edge Bingo System - Basic™, specifically designed for charitable gaming operators.  The Company is encouraged by the customer response to date and has multiple installations at January 31, 2011. The GameTech Edge Bingo System™ will support new branded bingo game concepts scheduled for introduction into the market in the second quarter of fiscal year 2011.  As of the end of first quarter 2011, we had installed our field trial version of the GameTech Edge Bingo System - Plus™ at Mohawk Bingo Palace in Hogansburg, New York.  This release included management operations, accounting and reporting elements for bingo hall back-office management, which are an important part of our next full Tribal and commercial bingo hall releases scheduled for market in the third quarter of 2011.  In addition, we completed integration of our B3™ 24 Number Speed Bingo System onto our new GameTech Explorer player unit, and began full deployment of this product. Our B3 stand-alone systems have also been installed internationally in the Philippines as of the first quarter of 2011.  However, our ability to continue to develop these products in order to penetrate new markets, maintain and grow existing markets will largely depend on our ability to generate increased cash and/or raise additional capital as may be restricted by capital expenditure limits imposed by our Lenders.  See discussion within this Item under “Liquidity and Capital Resources.”

VLT/Slot – We also manufacture and sell video lottery terminals (VLT’s) and related software, collectively called the “VLT/Slot business”.  We entered the VLT/Slot business on March 28, 2007 with our acquisition of substantially all of the assets of Summit Amusement & Distributing, Ltd.  These machines are typically sold to VLT route operators, bar/tavern gaming operators, and distributors.

Our product development efforts have focused on products specifically designed for several new markets as well as providing new and improved platforms and game content to our existing markets.  In the Montana VLT market, we substantially completed a large custom project and received regulatory approval on August 5, 2010.  We began customer installation in September 2010 with final installation in February 2011. We continue to  develop market specific VLT products and games.  However, our ability to continue to develop these products in order to penetrate new markets, maintain and grow existing markets will largely depend on our ability to generate increased cash and/or raise additional capital as may be restricted by capital expenditure limits imposed by our Lenders.  See discussion within this Item under “Liquidity and Capital Resources”.

COMPARATIVE RESULTS OF OPERATIONS ~ 13-WEEK PERIODS ENDED JANUARY 30, 2011 AND JANUARY 31, 2010

Summary Table

The following table sets forth certain selected unaudited condensed consolidated financial data for the periods indicated:

13 Week Periods Ended January 30, 2011 and January 31, 2010
(In Thousands)
	Consolidated			Bingo		VLT/Slot		Corporate
	13 Week	13 Week	$ Change	$ Change	% Change	$ Change	% Change	$ Change	% Change
	Period Ended	Period Ended	Favorable/	Favorable/	Favorable/	Favorable/	Favorable/	Favorable/	Favorable/
	1/30/2011	1/31/2010	(Unfavorable)	(Unfavorable)	(Unfavorable)	(Unfavorable)	(Unfavorable)	(Unfavorable)	(Unfavorable)
Net Revenue	$10,102	$8,414	$1,688	$(1,505)	(18.7%)	$3,193	851.5%	$-	-%
Cost of Revenue	4,932	3,302	(1,630)	349	11.8%	(1,979)	(580.4%)	-	-%
Gross Profit	5,170	5,112	58	(1,156)	(22.8%)	1,214	3,570.6%	-	-%
Operating Expenses:
General and administrative	1,955	2,774	819	-	-%	271	136.9%	548	21.3%
Sales and marketing	1,824	2,641	817	568	27.3%	179	49.9%	70	34.3%
Research and development	972	1,358	386	260	36.8%	113	19.9%	13	15.7%
Impairment of assets held for sale	445	-	(445)	-	-%	-	-%	(445)	(100.0%)

	5,196	6,773	1,577	828	29.7%	563	50.0%	186	6.5%

Income (loss) from operations	(26)	(1,661)	1,635	$(328)	(14.3%)	$1,777	162.7%	$186	6.5%

Other income (expense):
Interest expense	(387)	(428)	41
Other, net	172	467	(295)

Income (loss) before income taxes (benefit)	(241)	(1,622)	1,381

Income taxes (benefit)	47	(627)	(674)

Net income (loss)	$(288)	$(995)	$707

(1) Measurement of segment profit and loss as reviewed by the chief operating decision-makers do not include other income (expense) items and income taxes and therefore, these items are not allocated by segment.

Net revenues

The decrease in Bingo net revenue for the 13 weeks ended January 30, 2011 is primarily due to hall closures from adverse economic conditions as well as competitive pressures.  The increase in 2011 VLT/Slot net revenues is primarily due to substantial completion in fiscal year 2011 of the first phase of our 2008 Purchase, Sale, and Software Development agreement with Rocky Mountain Industries, LLC.

Cost of revenues

The decrease in Bingo cost of revenue for 2011 was driven by staffing reductions ($0.4 million) to align the labor costs with lower revenue levels and depreciation decreases ($0.2 million) as the Traveler and Tracker units became fully depreciated, offset in part by increased amortization of $0.2 million related to the acquired license rights for our new Explorer units.  The increase in VLT/Slot cost of revenues of $2.0 million is directly related to the  increase in net revenues, provided by substantial completion of the first phase of our agreement with the Rocky Mountain Industries, LLC.

Gross profit

Gross margin for Bingo was down 3.2 points for the quarter.  As a result of lower sales volume, bingo gross profit decreased $1.2 million for the quarter.  Gross margin for VLT/Slots increased 25.9 points to 35.0 % for the quarter ended January 30, 2011.  The increased VLT/Slot sales drove the $1.2 million increase in VLT/Slot gross profit.

Operating expenses

General and administrative. General and administrative operating expenses decreased due to a $0.5 million reduction in legal fees related to expenses for the Trend trial in 2010 and staffing reductions. Current year general and administrative expenses that are specifically related to a business segment have been reported in their respective business segment.  All other expenses not specifically related to a business segment have been reported in the corporate segment. In prior periods, corporate expenses were allocated between our Bingo and VLT/Slot business units.  These expenses are primarily composed of general and administrative expenses, interest expense, and impairments of assets.  For the quarter ended January 30, 2011, general and administrative expenses not specifically identified with an operating segment have been recorded and reported as corporate expenses.  Prior year corporate expenses have been reclassified for our Bingo and VLT/Slot business units to correspond to how the costs are being reported for 2011.

Sales and marketing.  Bingo sales and marketing expenses decreased primarily due to staffing reductions, cutbacks in promotional expenditures, and lower distributor commissions based on lower revenues.  The decrease in VLT/Slot sales and marketing expenses was due to staffing reductions and cutbacks in promotional expenditures.

Research and development.  Bingo research and development expenses decreased almost exclusively from staffing reductions.  VLT/Slot research and development expenses decreased as a result of staffing reductions and lower project costs.

Impairment loss.  The impairment loss of $445 thousand resulted from measures taken by management intended to reduce the holding period of real estate held for sale.

Other income (expense)

Interest expense.  Interest expenses for both business segments have been recorded and are no longer allocated between business segments. Interest expense increased $140 thousand but was offset by a favorable interest rate swap contract adjustment of $181 thousand.

Other expense.  Reductions in corporate other income as compared to prior year is related to a $429 thousand gain from the sale of auction rate securities in prior year.

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

Our critical accounting policies are those that are both important to the portrayal of our financial condition and results of operations and require management’s most difficult, subjective, and complex judgment. These critical accounting policies are discussed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2010 Form 10-K. There have been no changes to our critical accounting policies since the filing of our 2010 Form 10-K.

LIQUIDITY AND CAPITAL RESOURCES

We have funded our operations to date primarily through cash from operations and debt financing activities. This capital is used for operations, research and development, capital expenditures of equipment and associated support and software. As of January 30, 2011, we had negative working capital of $18.3 million compared to a negative $19.8 million as of October 31, 2010.  The increase in working capital was primarily due to a reduction in restricted cash of $2.2 million and partially offset by a reduction of inventories of $1.5 million, a paydown of $2.0 million in the current portion of our debt and a reduction of deferred revenues of $2.9 million.  As of January 30, 2011, our principal sources of liquidity included cash and cash equivalents of $1.1  million and restricted cash of $1.6 million.

Operating activities used $0.6 million of cash for the 13 weeks ended January 30, 2011 compared with providing $0.1 million for the 13 weeks ended January 31, 2010. The decline in operating cash flow is primarily due to a decrease in revenues and a reduction of deferred revenues.  The $0.6 million consisted of a net loss of $0.3 million, a decrease in the value of our interest rate swap of $0.2 million, and a decrease in deferred revenues of $2.9 million partially offset by $1.9 million of depreciation, amortization, impairment, obsolescence provisions and loss on disposal of equipment, a decrease in inventory of $1.5 million and a decrease in other working capital items of $0.6 million.  Both the decrease in deferred revenue and inventory are a result of a substantial completion of a large custom project in our VLT/Slot segment.  During the 13 weeks ended January 31, 2010 the $0.1 million consisted of a net loss of $1.0 million, adjusted positively by $1.5 million for depreciation, amortization, obsolescence provisions, and loss on disposal of equipment, cash provided by paydown of receivables of $0.8 million, a use of cash in taxes payable and deferred taxes of $0.7 million, a use of $0.3 million to buy inventory, a use of $0.3 million for Trend litigation, and $0.1 million provided by other net changes in operating assets and liabilities.

Investing activities used approximately $0.4 million of cash during the 13 weeks ended January 30, 2011 compared to providing cash of $0.1 million during the 13 weeks ended January 31, 2010. The $0.4 million primarily consisted of $0.4 million of capital expenditures for bingo equipment, furniture, and other equipment.  During the 13 weeks ended January 31, 2010, the $0.1 million consisted of $0.5 million in proceeds from the sale of an auction rate security, offset in part by $0.2 million of capital expenditures, and the acquisition of intangibles of $0.2 million related to the purchase of a license to manufacture and sell a portable hand-held gaming platform.

Financing activities provided less than $0.1 million during the 13 weeks ended January 30, 2011 compared to using $0.4 million during the 13 weeks ended January 31, 2010. The less than $0.1 million provided during the 13 weeks ended January 30, 2011 consisted of $2.2 million in restricted cash offset by the payments of $2.2 million used to pay down a portion of the term loan.   The $0.4 million used during the 13 weeks ended January 31, 2010 consisted of $1.1 million used to pay long-term debt, offset by proceeds from borrowings under our revolving credit facility of $0.7 million.

Although it is management’s intention to comply with all the terms of the Company’s Credit Facility, including amendments, line of credit, and purchase commitments, we believe it is unlikely that we will be able to cure all the financial covenant defaults and/or raise the capital necessary to make the payments when due.  If we are unable to cure or satisfy the defaults or obtain waivers and reach a satisfactory long-term agreement with our Lenders, the lenders will likely declare all amounts outstanding due and payable, which would ultimately lead to the financial and operational failure of the Company.  As of January 30, 2011, the Company has classified the total balance under the borrowing agreements ($25.6 million) and the interest rate swap premium liability ($0.9 million) as current liabilities.  In addition, due to increased restrictions imposed by amendment on certain funds held in deposit to meet the liquidity requirement, we have classified approximately $1.6 million from cash and cash equivalents to restricted cash.  For additional information related to our borrowings and noncompliance with certain covenants, see Notes 13, and 16 to the Unaudited Consolidated Financial Statements.

Our cash balances may continue to decrease as we use existing cash balances and cash from operations to fund our operations and capital expenditures.  Absent the Company entering into a long-term loan agreement with the lender and being able to utilize the proceeds of an anticipated $2.7 million tax refund, management believes that it is unlikely that cash from operations and existing cash balances will be sufficient to meet our anticipated cash requirements for the next 12 months.  Management is currently exploring what, if any, debt or equity financing opportunities or other strategic alternatives are available to the Company in order to meet our operating and capital needs for the next 12 months.  Management has listed the Company’s real estate for sale and is evaluating whether other assets might be sold to raise capital and/or reduce debt.  There can be no assurance, however, that financing or strategic alternatives will be available or successful, and we may be required to further reduce expenses and scale back operations.

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

RECENT ACCOUNTING PRONOUNCEMENTS

No recently issued accounting pronouncements not yet adopted are expected to have a material impact on our financial position, results of operations, or cash flows.  The following is a brief discussion of accounting pronouncements implemented during the current quarter that also had no material impact on our financial statements:

•
Accounting Standards Codification (ASC) Accounting Standards Update (ASU) 2009-13 Topic 605 relating to Multiple-deliverable Revenue Arrangements.  The new guidance amends the criteria for separating consideration in multiple-deliverable arrangements, establishes a selling price hierarchy for determining the selling price of a deliverable, eliminates the residual method of allocation, and requires the application of relative selling price method in allocating the arrangement consideration to all deliverables.

•
ASC ASU 2009-14 Software Topic 985 relating to Certain Revenue Arrangements That Include Software Elements.  The amendments in this Update change the accounting model for revenue arrangements that include both tangible products and software elements, removing tangible products containing software components and non-software components that function together to deliver the tangible product’s essential functionality from the scope of the software revenue guidance in Subtopic 985-605.

•
ASU 2010-06 relating to Improving Disclosures about Fair Value Measurements. ASC ASU 2010-06 requires various additional disclosures regarding fair value measurements, including the amounts of significant transfers between Level 1 and Level 2 of the fair value hierarchy, the reasons for any transfers in or out of Level 3, and a gross basis of presentation for purchases, sales, issuances and settlements within the Level 3 activity rollforward.

•
ASC ASU 2010-28 relating to When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts.  When a goodwill impairment test is performed an entity must assess whether the carrying amount of a reporting unit exceeds its fair value (Step 1). If it does, an entity must perform an additional test to determine whether goodwill has been impaired and to calculate the amount of that impairment (Step 2). This Update addresses questions about entities with reporting units with zero or negative carrying amounts.

•
ASC ASU 2010-29 relating to Disclosure of Supplementary Pro Forma Information for Business Combinations.  This Update provides guidance regarding the proper presentation of the pro forma revenue and earnings disclosure requirements for business combinations.

ITEM 3.                      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Applicable

ITEM 4.                      CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms, including, without limitation, controls and procedures designed to ensure that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

We have evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures as of January 30, 2011. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were ineffective as of January 30, 2011. Specifically, our Chief Executive Officer and Chief Financial Officer concluded that certain financial reporting staffing deficiencies constituted a material weakness in the Company’s disclosure controls and procedures.  As a result of this deficiency, the Company was unable to timely file its Quarterly Report on Form 10-Q for the quarter ended January 30, 2011 (which was due on or before March 15, 2011), primarily as a result of the departure of the Company’s Interim Chief Financial Officer.  The Company has reassigned personnel and expects that this material weakness to be mitigated by the end of the Company’s second fiscal quarter in 2011.

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

ITEM 2.                      UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Not Applicable

ITEM 3.                      DEFAULTS UPON SENIOR SECURITIES

Not Applicable

ITEM 4.                      [RESERVED]

Not Applicable

ITEM 5.                      OTHER INFORMATION

Not Applicable

ITEM 6.                      EXHIBITS

3.1	Certificate of Incorporation GameTech International., as amended (2)
3.2	Certificate of Designation of Series A Junior Participating Preferred Stock GameTech International, Inc. (3)
3.3	Third Amended and Restated Bylaws of GameTech International, Inc. (4)
4.1	GameTech International, Inc. Registration Rights Agreement (5)
4.2	Rights Agreement, dated as of March 7, 2003, between GameTech International, Inc. and Mellon Investor Services, LLC, as rights agent (6)
4.3	Amendment No. 1 to Rights Agreement dated as of July 16, 2009, between GameTech International, Inc. and Mellon Investor Services, LLC, as rights agent (7)
4.4	Specimen Common Stock Certificate (3)
10.1	Second Amendment to Forbearance Agreement and Fifth Loan Modification Agreement to August 22, 2008 Financing Agreement, dated September 15, 2010. (8)
10.2 Third Amendment to Forbearance Agreement and Sixth Loan Modification Agreement to August 22, 2008 Financing Agreement, dated November 23, 2010. (9)
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
(8)
Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated September 15, 2010, as filed with the Commission on or about September 16, 2010 (Commission File No. 000-23401).

(9)
Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated November 23, 2010 as filed with the Commission on or about November 24, 2010 (Commission File No. 000-2341).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Signature	Title	Date

/S/ William Fasig	Chief Executive Officer
	(Principal Executive Officer)	March 30, 2011

/S/ Andrew E. Robinson	Chief Financial Officer
	(Principal Financial and Accounting Officer)	March 30, 2011