Form 10-Q
period 2011-05-01
GAMETECH INTERNATIONAL INC
filed 2011-06-20
CIK 1045014

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☑           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the 13 weeks ended May 1, 2011

OR

☐           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________ to____________

Commission File Number 001-34447

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

On June 13, 2011, the registrant had 11,829,442 outstanding shares of its Common Stock, par value $0.001 per share.

GAMETECH INTERNATIONAL, INC.
QUARTERLY REPORT ON FORM 10-Q
FOR THE 13-WEEK AND 26–WEEK PERIODS ENDED MAY 1, 2011

PART 1.                      FINANCIAL INFORMATION:

ITEM 1.                      FINANCIAL STATEMENTS

GAMETECH INTERNATIONAL, INC.
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands)

	May 1, 2011	October 31, 2010
	(Unaudited)
ASSETS
Current assets:
Cash and equivalents	$3,123	$2,017
Restricted cash	1,822	3,789
Accounts receivable, net of allowances of $2,576 and $3,063	2,515	3,409
Income taxes receivable	746	2,963
Inventories	2,223	4,285
Prepaid expenses and other	1,221	1,020
	11,650	17,483
Restricted cash	1,800	-
Assets held for sale	7,273	7,718
Bingo equipment, furniture and other equipment, net	7,038	8,379
Goodwill	10,184	10,184
Intangibles, less accumulated amortization of $11,778 and $10,873	2,245	2,996

	$40,190	$46,760
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$9,553	$27,554
Interest rate swap	-	1,185
Accounts payable	1,393	1,659
Accrued payroll and related obligations	1,117	1,040
Income taxes payable	1,301	1,268
Deferred revenue	320	2,891
Other accrued liabilities	1,758	1,640

Total current liabilities:	15,442	37,237

Long-term debt, net of current portion	16,047	-
Interest rate swap	840	-
Total liabilities	32,329	37,237

Stockholders’ equity:
Common stock, $0.001 par value: 40,000,000 shares authorized; 14,480,537 shares issued	14	14
Additional paid in capital	52,290	52,154
Deficit	(32,218)	(30,315)
Treasury stock, at cost, 2,651,095 and 2,673,844 shares	(12,225)	(12,330)

	7,861	9,523

	$40,190	$46,760

See notes to unaudited consolidated financial statements

GAMETECH INTERNATIONAL, INC.
UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share and share amounts)

	13-week periods ended		26-week periods ended
	May 1, 2011	May 2, 2010	May 1, 2011	May 2, 2010
Net revenues	$8,116	$9,655	$18,217	$18,069

Cost of revenues, excluding depreciation & amortization	2,857	4,014	6,695	6,239
Depreciation and amortization	999	1,986	2,092	3,064
	3,856	6,000	8,787	9,303

Gross profit	4,260	3,655	9,430	8,766

Operating expenses:
General and administrative	2,468	2,328	4,175	4,789
Sales and marketing	1,725	2,541	3,541	5,172
Research and development	952	1,749	1,866	3,072
Depreciation and amortization	311	380	625	738
Impairment loss, assets held for sale	-	-	445	-
Gain on sale of bingo equipment	-	(633)	-	(633)
	5,456	6,365	10,652	13,138

Loss from operations	(1,196)	(2,710)	(1,222)	(4,372)

Other income (expense):
Interest expense	(536)	(347)	(923)	(776)
Other, net	148	41	319	510

Loss, before income taxes	(1,584)	(3,016)	(1,826)	(4,638)

Income taxes	31	11,942	77	11,315

Net loss	$(1,615)	$(14,958)	$(1,903)	$(15,953)

Basic and diluted net loss per share	$(0.14)	$(1.26)	$(0.16)	$(1.35)

Shares used in calculating basic and diluted net loss per share	11,825	11,847	11,820	11,840

See notes to unaudited consolidated financial statements

GAMETECH INTERNATIONAL, INC.
UNAUDITED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands, except share amounts)

	Common Stock		Additional Paid in		Treasury Stock
	Shares	Amount	Capital	Deficit	Shares	Amount	Total
Balances at November 1, 2010	14,480,537	$14	$52,154	$(30,315)	2,673,844	$(12,330)	$9,523
Forfeiture of restricted stock	-	-	(15)	-	-	-	(15)
Restricted stock issued	-	-	(105)	-	(22,749)	105	-
Stock based compensation	-	-	256	-	-	-	256
Net loss	-	-	-	(1,903)	-	-	(1,903)
Balances at May 1, 2011	14,480,537	$14	$52,290	$(32,218)	2,651,095	$(12,225)	$7,861

Balances at November 2, 2009	14,480,537	$14	$51,942	$(9,959)	2,744,672	$(12,657)	$29,340
Forfeiture of restricted stock	-	-	(36)	-	-	-	(36)
Stock based compensation	-	-	241	-	-	-	241
Net loss	-	-	-	(15,953)	-	-	(15,953)
Balances at May 2, 2010	14,480,537	$14	$52,147	$(25,912)	2,744,672	$(12,657)	$13,592

See notes to unaudited consolidated financial statements

GAMETECH INTERNATIONAL, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	26-Week Period Ended	26-Week Period Ended
	May 1, 2011	May 2, 2010

Net cash provided by operating activities	$4,035	$2,102

Investing activities:
Proceeds from sale of investments	-	534
Acquisition of intangibles	(154)	(942)
Purchase of property, bingo equipment, furniture, and other equipment	(614)	(1,001)
Net cash used in investing activities	(768)	(1,409)

Financing activities:
Repayment of borrowings	(2,327)	(2,263)
Change in cash restricted by debt covenants	166	-
Proceeds from borrowings	-	750
Net cash used in financing activities	(2,161)	(1,513)

Net (increase) decrease in cash and equivalents	1,106	(820)
Cash and equivalents, beginning of period	2,017	3,337

Cash and equivalents, end of period	$3,123	$2,517

See notes to unaudited consolidated financial statements.

GAMETECH INTERNATIONAL, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.	BASIS OF PRESENTATION

The unaudited consolidated financial statements of GameTech International, Inc. and subsidiaries (individually and collectively the “Company”), have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) applicable to interim financial information.  Accordingly, certain information normally included in the annual financial statements prepared in accordance with accounting principles generally accepted in the United States has been condensed and/or omitted.  For further information, please refer to the annual audited consolidated financial statements of the Company, and the related notes included within the Company’s Annual Report on Form 10-K for the year ended October 31, 2010, previously filed with the SEC, from which the balance sheet information as of that date is derived.  Certain minor reclassifications to amounts previously reported have been made to conform to the current period presentation, none of which affected previously reported net loss or per share amounts.

Management has evaluated the consolidated financial statements for subsequent events through the date this Quarterly Report on Form 10-Q was filed with the SEC.

In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included.  All significant intercompany accounts and balances have been eliminated in consolidation.  The results for the current interim period are not necessarily indicative of the results to be expected for the full year.

For segment reporting purposes, certain general and administrative expenses are reported as “corporate expenses” (Note 14) and are no longer allocated to the segments.  Other income (expense) items and income taxes are not allocated to the business segments.  In addition, certain minor reclassifications have also been made to the fiscal 2010 interim amounts to conform to the current period presentation with no effect on loss from operations and net loss.

2.	FINANCIAL INSTRUMENTS AND FAIR VALUE MEASURES

For the Company’s cash and equivalents, restricted cash, accounts receivable, accounts payable and debt, the carrying amounts approximate fair value because of the short duration of these financial instruments.

Assets held for sale consisting of real estate is also measured at estimated fair value and is no longer subject to depreciation (Note 5).

3.	CONCENTRATION OF CREDIT RISKS

Financial instruments, which potentially subject the Company to concentration of credit risk, consist primarily of cash and equivalents, investments, and accounts receivable. The Company’s offshore foreign bank balances of $872 thousand, as of May 1, 2011, are not covered by federal deposit insurance (FDIC) but the domestic accounts are insured for $250 thousand per taxpayer.  On May 1, 2011, the Company’s domestic deposits exceeded the FDIC insurance limits by approximately $6.8 million.

One customer accounted for 10.9% of our overall revenue for the 13-week period ended May 1, 2011, primarily due to the substantial completion of Phase I of our 2008 Machine and Software Development agreement with Rocky Mountain Industries, LLC, a video lottery terminal and related gaming equipment (VLT) customer.  One customer made up 12.0% of our overall revenue for the 13-week period ended May 2, 2010.  The Company conducts a substantial amount of business through distributor relationships.  As part of these relationships, many of our distributors also act as collection agents.  As of May 1, 2011 and October 31, 2010 there was one non-agent distributor that represented 42.1% and 44.6%, respectively, of the consolidated accounts receivable balances. The Company’s allowance for doubtful collection as of May 1, 2011 and October 31, 2010 for this non-agent distributor was approximately 100.0% and 82.1%, respectively.

4.	INVENTORIES

Inventories consist of the following (in thousands):

	May 1, 2011	October 31, 2010
Parts and materials	$957	$1,015
Finished goods	1,266	3,270
	$2,223	$4,285

5.	ASSETS HELD FOR SALE

During fiscal 2010, the Company listed the real property housing the Company headquarters and warehouse space in Reno, Nevada for sale.  Accordingly, the real estate was reclassified “as held for sale” and written down to its then estimated fair value, which originally resulted in an impairment loss of $2.9 million.  Estimated fair value was based on comparable sales and listing information (Level 2 inputs).  During the quarter ended January 30, 2011, management implemented measures intended to reduce the exposure period to consummate a sale, which resulted in an additional impairment loss of $445 thousand.  All of the net proceeds from an anticipated future sale will be used to reduce our outstanding debt (Note 13).

6.	BINGO EQUIPMENT, FURNITURE AND OTHER EQUIPMENT

Bingo equipment includes portable and fixed-based player terminals, file servers, caller units, point-of-sale units, and other support equipment.  The Company accelerates depreciation (effectively providing reserves) for equipment that the Company does not expect to use based on demand forecasts.

7.	IMPAIRMENT CONSIDERATIONS

The Company reviews long-lived assets (consisting of bingo equipment, furniture, other equipment, and indefinite life intangibles) whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  Similarly, when circumstances indicate that goodwill associated with the Company’s bingo business and/or other indefinite life intangibles might not be recoverable, an impairment analysis is also performed.  Recoverability of long-lived assets are measured by a comparison of the carrying amount of an asset to estimated future undiscounted cash flows expected to be generated by the asset.  If such assets are considered impaired, the impairment is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets.  For the second quarter of fiscal 2011, there were no impairments.  The Company performs an annual impairment analysis in the third quarter of every year.  During the quarter ended May 1, 2011, the Company reviewed its analysis of goodwill and concluded that interim goodwill impairment analysis was not required.

8.	INTEREST RATE SWAP CONTRACT

The Company entered into an interest rate swap agreement to hedge its interest rate exposure on its credit facility (Note 13).  In this agreement, the Company agreed to pay the counterparty a fixed rate payment in exchange for the counterparty agreeing to pay us a variable rate payment that approximates our variable rate payment obligation on the credit facility.  The payment obligation is based on the notional amount of the swap. Depending on the state of interest rates in general, the use of interest rate swaps could enhance or harm the overall performance of the common shares.  Swap agreements involve, to varying degrees, elements of market and counterparty risk, and exposures to loss in the related amounts.  The estimated market value of interest rate swaps is determined using pricing models that consider the time value of money, volatility, and the current market and contractual prices of the underlying financial instrument.  Unrealized gains are reported as an asset and unrealized losses are reported as a liability on the Company’s consolidated balance sheet.  The change in value of interest rate swaps, including the accrual of periodic amounts of interest to be paid/received on swaps is reported as interest expense.  The interest rate swap agreement continues to remain effective following the Company’s entry into the Amended and Restated Credit Facility (as hereafter defined) on June 15, 2011.  As a result, the effective interest rate of both the term loan and revolver after entering into the Amended and Restated Credit Facility on June 15, 2011 was a fixed LIBOR rate of 3.99% per annum.

9.	LACK OF LIQUIDITY AND MANAGEMENT’S PLANS

Historically, the Company has financed its operations primarily through cash from operations and debt financing activities.  However, the Company has suffered recurring losses from operations since the quarter ended August 1, 2010 and was in default under its loan agreement until its entry into the amended and restated loan agreement on June 15, 2011.  For additional information on the amended and restated loan agreement, see Note 13.

Cash balances may decrease as the Company continues to use existing cash and cash from operations to fund its ongoing operations, capital expenditures and payment of debt.  Unless the Company is able to generate increased cash from existing operations and/or raise additional capital, management does not believe that cash from operations and existing cash balances will be sufficient to meet the Company’s anticipated cash needs for the next 12 months.   Management is currently exploring what, if any, strategic alternatives are available to the Company in order to meet its operating and capital needs for the next 12 months, including business combinations, strategic partnerships and the sale of Company assets.  If the Company is unsuccessful in these efforts, the Company will not be able to satisfy its obligations under the credit facility, invest the resources necessary to obtain regulatory approvals in new markets, continue the development and deployment of current and new products, and/or respond to competitive market pressures and requirements.  This would adversely affect our business and, ultimately, lead to the financial and operating failure of the Company.

10.	NET LOSS PER SHARE

Basic net loss per share (EPS) is computed by dividing reported net earnings (loss) applicable to common shareholders by the weighted average number of common shares outstanding at the end of each period.  Diluted EPS in profitable years is computed using the weighted average number of common shares and other common stock equivalents outstanding during each period.  Diluted common shares are determined using the treasury stock method, which treats the proceeds from the exercise of all warrants and options as if used to reacquire stock at market value.  There are no adjustments to arrive at net loss applicable to common shareholders (the numerator of the EPS calculation).  The following reflects the adjustments to the denominator assuming profitable years and the related number of anti-dilutive shares:

	(In thousands, except per share amounts)
	13-week period ended		26-week period ended
	May 1, 2011	May 2, 2010	May 1, 2011	May 2, 2010

Weighted average number of shares outstanding	11,825	11,847	11,820	11,840
Incremental shares from the assumed exercise of dilutive stock options	10	173	32	115
Dilutive weighted shares	11,835	12,020	11,852	11,955

Weighted average number of anti-dilutive shares outstanding	1,308	672	717	712

In all periods included above, the effect of incremental shares related to dilutive stock options is anti-dilutive due to net losses in such periods.

11.	LEGAL PROCEEDINGS

The Company is involved in various legal proceedings and potential claims arising in the ordinary course of our business. Management is unable to estimate a range of potential loss, if any, associated with these matters.  Management does not believe, based in part on the advice of counsel, that any of such proceedings will have a material adverse effect on the Company’s business, results of operations, or financial condition.  Accordingly, no provision for loss has been recorded.

12.	INCOME TAXES

The actual effective tax rate of (4.1%) and 30.7% for the 26-week periods ended May 1, 2011 and May 2, 2010 is different from the expected federal rate of 34% due to foreign tax reporting and permanent differences between financial and income tax reporting.

For the quarter ended May 1, 2011, the Company had a 100% valuation allowance ($15.7 million) against deferred tax assets, which were associated with federal and state net operating loss carry forwards, foreign tax credits, reserves, amortization of intangibles and deferred revenue.  Significant management judgment is required in establishing a valuation allowance for the Company’s net deferred assets.  In doing so, the Company considers available positive and negative evidence giving weight to recent cumulative losses, the ability to carry back losses to offset prior taxable income and to verifiable forecasts of prospective financial results and taxable income, including the reversal of temporary differences and the implementation of feasible and prudent tax planning strategies.  Management’s decision to provide a 100% valuation allowance was for the Company’s deferred tax assets due to: (1) continuing operating losses for the VLT business unit; (2) year-over-year market declines in certain VLT jurisdictions; (3) continued reductions in Bingo revenue; and (4) uncertainty about the Company’s ability to fund the capital needs for future growth in new jurisdictions.  The 100% valuation allowance will continue until sufficient positive evidence exists to support the reversal.

The Company files numerous consolidated and separate income tax returns in the United States and in many state and foreign jurisdictions. With few exceptions, the Company is no longer subject to United States federal income tax examinations for years before 2007, and is no longer subject to state and local, or foreign income tax examinations for years before 2007.

As a result of the Internal Revenue Service’s (IRS) examination of the Company’s U.S. income tax returns for the fiscal year ended October 31, 2007 they have proposed certain adjustments to the depreciable life used in calculating federal tax depreciation on the Company’s leased electronic bingo systems.  The Company has accrued tax, interest and penalties totaling $1.3 million and has filed a protest with IRS Appeals Tax Court.  If the IRS prevails at the Appeals Tax Court, any required payment would be offset by the additional depreciation benefits on amended returns for subsequent years resulting in a cashless settlement except for possible interest and penalties, if any.

13.	DEBT

Credit Facility

As a result of several defaults under our prior loan agreement, we re-classified the outstanding principal balance from long-term to current at October 31, 2010.  For a description of our prior loan agreement, see Note 8 to the Company’s Consolidated Financial Statements contained in our Annual Report on Form 10-K for the year ended October 31, 2010.

On June 15, 2011, the Company entered into an amended and restated loan agreement with its lenders to extend the maturity of the facility to June 30, 2012 (See Note 17- Subsequent Events).  Provided the Company remains in compliance with the terms of the new loan agreement as of June 30, 2012, the term of the facility will extend from June 30, 2012 to June 30, 2013.  The new agreement does not impose any obligation on the part of our lenders to provide additional financing to the Company.  Substantially all of the assets of the Company, including its corporate headquarters, continue to collateralize the Company’s borrowings.

As a result of its entry into the new loan agreement, the Company has reclassified a portion of the outstanding principal balance under its credit facility to long-term as of May 1, 2011, in accordance with Accounting Standards Codification (ASC) 470-10-45.  As of May 1, 2011, the outstanding balance under the term loan and PIK interest was approximately $24.8 million and the outstanding balance under the revolver was $0.7 million.

The new loan agreement restates the terms for repayment by the Company of the outstanding balances under the facility.  Under the terms of the new loan agreement, the Company is required to make monthly payments of principal in the amount of $200 thousand from August 2011 through June 2012, and if extended through October 2012, increasing to $300 thousand from November 2012 until the facility matures on June 30, 2013, at which time the remaining principal balance becomes due.

The new loan agreement provides that all outstanding balances under the facility bear interest at a base rate, which is equal to an applicable margin plus the daily Eurocurrency rate or an alternative base rate (as provided for in the agreement).  The current applicable margin is 5.80%, and increases to 7.50% (February 2012 through April 2012), 8.50% (May 2012 through October 2012) and 9.50% (November 2012 through June 30, 2013).  Upon an event of default, the interest rate under the facility will increase by 3%.  The Company’s interest rate swap agreement continues to remain effective following the Company’s entry into the new loan agreement, and applies to both the term loan and revolver.  As of June 15, 2011, the interest rate was 5.99% plus 3.80% effect of the interest rate swap for a total of 9.79%.

The new loan agreement requires the Company to apply 75% of its excess cash flow (as defined in the agreement) as of the end of each fiscal quarter beginning with the quarter ending July 31, 2011 towards the satisfaction of its obligations under the facility.  Additionally, the Company is required to apply 100% of the proceeds from certain transactions and other sources to the prepayment of its obligations under the facility, including the net cash proceeds from any sale of assets (other than sales of inventory in the ordinary course of business), financings, excess insurance proceeds from casualty events, condemnation awards, the receipt of specific assets, and other events as specified in the agreement.  In addition, the agreement prohibits capital expenditures for any use other than purchases of equipment for leasing to customers in the ordinary course of business, and limits the amount of capital expenditures that may be made by the Company to $5.0 million and $3.5 million for fiscal years 2011 and 2012, respectively.

The new loan agreement requires the Company to comply with various financial and non-financial covenants as well as customary events of default. The financial covenants include requirements that the Company maintain minimum quarterly profitability (as defined in the agreement), quarterly consolidated EBITDA, and cash flow leverage and fixed charge coverage ratios, which are measured monthly beginning October 31, 2011.  Additionally, the Company is required to maintain at least $750 thousand in liquidity at all times.

The non-financial covenants include restrictions on asset divestitures, liens, transactions with related parties, limitations on additional indebtedness, mergers, acquisitions and consolidations, cash dividends, issuance and redemptions of stock, investments, sale leaseback transactions, operations outside of the submitted strategic plan, a change of control, as well as a requirement to continue to retain a consultant that is acceptable to both the lenders and the Company.

In consideration for its entry into the new loan agreement, the Company is required to pay a closing fee in the amount of $736 thousand, fifty percent of which was due at closing.  The remaining half is due December 31, 2011, but will be waived upon satisfaction of certain financial conditions set forth in the loan agreement.  The agreement also required a payment of $1.0 million at closing, which was first applied to the portion of the closing fee due at closing and second to the outstanding principal balance of the term loan.   In accordance with the terms of the new loan agreement, $1.0 million of the remaining $2.8 million relating to certain tax refunds received by the Company and held by U.S. Bank in a control account was applied to the payment due at closing, with the remaining $1.8 million was released to the Company for certain capital expenditures permitted by the loan agreement and therefore classified as non-current restricted cash as of the May 1, 2011 balance sheet date.  Following the closing of the new loan agreement and payment of the required payments on June 15, 2011, the aggregate outstanding principal balance under the credit facility was $23.9 million.

After giving consideration to the restructured payment schedule, the financial covenants and other requirements set forth in the new loan agreement, the Company expects that it will be required to make payments of approximately $9.5 million in the twelve-month period ending April 29, 2012, approximately $3.1 million in the twelve-month period ending April 28, 2013 and payments of approximately $13.0 million for the remaining term of the loan ending June 30, 2013.

For additional information, see Exhibit 10.1, which contains a complete copy of the new loan agreement.

14.	BUSINESS SEGMENT INFORMATION

Management has identified two operating segments.  Each operating segment is considered a reporting segment, which is described as follows:  Our Bingo segment is involved in the design, development, marketing, and leasing of interactive electronic bingo systems consisting of portable and fixed-based systems.  Our VLT segment is involved in the design, development, manufacturing, and sale of gaming equipment consisting of video lottery terminals and other video gaming devices.

The Company records identifiable assets and costs for the Bingo and VLT segments within the respective segment.  General overhead costs of the company are not allocated to the segments and are instead reflected as “Corporate” (see “Results of Operations”).  Corporate assets consist primarily of assets held for sale and restricted cash.  Measurement of segment profit and loss as reviewed by the chief operating decision-makers do not include other income (expense) items or income taxes and therefore, these items are not allocated to the segments.

(In thousands)	13-week periods ended		26-week periods ended
	May 1, 2011	May 2, 2010	May 1, 2011	May 2, 2010
Net revenues
Bingo	$6,789	$8,056	$13,323	$16,095
VLT	1,327	1,599	4,894	1,974
	$8,116	$9,655	$18,217	$18,069
Cost of revenues
Bingo	$2,656	$3,837	$5,268	$6,800
VLT	1,200	2,163	3,519	2,503
	$3,856	$6,000	$8,787	$9,303
Income (loss) from operations
Bingo	$2,214	$2,457	$4,179	$4,615
VLT	(774)	(2,348)	(88)	(3,455)
Corporate	(2,636)	(2,819)	(5,313)	(5,532)
	$(1,196)	$(2,710)	$(1,222)	$(4,372)
Depreciation and amortization
Bingo	$1,010	$1,996	$2,117	$3,080
VLT	246	267	491	514
Corporate	54	103	109	208
	$1,310	$2,366	$2,717	$3,802

	May 1, 2011	October 31, 2010
Identifiable assets
Bingo	$23,012	$24,387
VLT	4,366	7,220
Corporate	12,812	15,153
	$40,190	$46,760

15.	STOCK BASED COMPENSATION

The Company grants stock options to its employees for a fixed number of shares with an exercise price equal to the fair value of the shares on the date of the grant. The Company also grants restricted stock grants valued at the price equal to the fair value of the shares on the date of grant.

For the 13-week period ended May 1, 2011, the Company recognized stock-based compensation expense of $90 thousand for stock options with $2 thousand in related tax benefits.  For the 26-week period then ended, the Company recognized stock-based compensation expense of $242 thousand and a related tax benefit of $10 thousand for a net cost of $232 thousand.  For the 13 and 26-week periods ended May 1, 2011, there was an additional tax benefit effect of $0.01 and $0.02 to the basic and diluted loss per share as a result of recognizing the share-based compensation expense, net of tax.

For the 13-week period ended May 2, 2010, the Company recognized stock-based compensation expenses of $168 thousand for stock options and a related tax benefit of $52 thousand, for a net cost of $117 thousand. For the 26-week period then ended, the Company recognized stock-based compensation expense of $274 thousand and a related tax benefit of $84 thousand for a net cost of $190 thousand.  For the 13 and 26-week periods ended May 2, 2010, there was an additional tax benefit effect of $0.01 and $0.02 to the basic and diluted loss per share as a result of recognizing the share-based compensation expense, net of tax.

As of May 1, 2011, the total compensation cost related to unvested stock option awards granted to employees and directors under the Company’s stock option plan but not recognized was $307 thousand. The cost of each award is amortized on a straight-line basis over its term, which ranges from two to four years, and will be adjusted for subsequent changes in estimated forfeitures.  As of May 1, 2011, the compensation related to unvested restricted stock awards granted to employees and directors under the stock option plan, but not yet recognized, was $21 thousand.  The cost is adjusted for subsequent changes in estimated forfeitures.

During the 13-week period ended May 1, 2011, the Company granted 57,500 stock options and no restricted stock grants.  For the 13-week period ended May 2, 2010, the Company granted 65,000 stock options and no restricted stock grants.  For the 13-week period ended May 1, 2011, there were 7,916 shares issued upon vesting of restricted stock awards previously granted at $36 thousand.  For the 13-week period ended May 2, 2010, there were no shares issued.

16.	RELATED PARTY TRANSACTIONS

The Company purchases equipment from Ceronix, Inc., which is controlled by one of our board members.  Purchases from Ceronix were $20 thousand and $4 thousand for the 26-week periods ended May 1, 2011 and May 2, 2010.

The Company has engaged Richard Fedor Sr., past Chairman of the Board and beneficial owner of 16.9% of outstanding stock, as a consultant.  For the 13 and 26-week periods ending May 1, 2011, the Company has paid Mr. Fedor $40 thousand and $74 thousand in wages and expenses respectively.

Effective April 13, 2011, the Company entered into a consulting agreement with Kevin Y. Painter, director of the Company, to advise the Company in its operations and provide guidance and assistance with contract manufacturers and suppliers. This contract calls for monthly payments of $10 thousand plus expenses. For both the 13 and 26-week periods ended May 1, 2011, the Company has paid Mr. Painter $10 thousand.  On May 11, 2011, Mr. Painter was appointed Chairman of the Board of Directors.

17.	OTHER SUBSEQUENT EVENTS

Chairman of the Board - On May 11, 2011, the GameTech International, Inc. Board of Directors appointed Mr. Painter as its non-executive Chairman of the Board.  No additional compensation is to be awarded to Mr. Painter in connection with this appointment.

Income Taxes Receivable - On May 13, 2011, the Company received an IRS income tax refund of $510 thousand related to a carry back of a 2010 net operating loss applied to fiscal year 2005 taxes.

Chief Executive Officer – On May 25, 2011, William P. Fasig and the Company entered into a Transition Employment Agreement, resulting from Mr. Fasig’s desire to change his role within the Company in order to relocate his family from Reno, Nevada.  Pursuant to the terms of the agreement, Mr. Fasig will resign as President & Chief Executive Officer of the Company on the earlier to occur of: (1) the date the Company’s quarterly report on Form 10-Q for the period ending May 1, 2011 is completed and filed; or (2) the date the Company appoints a new President & Chief Executive Officer.  Following the effectiveness of his resignation, Mr. Fasig will serve as a consultant to the Company through November 11, 2011 pursuant to the terms of the Agreement.

Executive Vice President of Product, Marketing, and Sales –Steve Smallman’s appointment as the Company’s Executive Vice President of Bingo Product, Marketing, and Sales ended on June 10, 2011.  The Company intends to eliminate the position of Executive Vice President of Bingo Product, Marketing, and Sales upon Mr. Smallman’s departure.

Credit facility - On June 15, 2011, the Company entered into the Amended and Restated Credit Facility with the Lenders that amends and restates the terms of the Company’s existing loan agreement with the Lenders.  The Amended and Restated Credit Facility amends and restates the terms for repayment by the Company of the outstanding balances owed on both the term loan and revolver portions of the facility and does not impose any additional funding obligations on the Lenders.  As of May 1, 2011, the outstanding principal balances on the term loan and revolver were $24.8 million and $0.7 million, respectively.  Provided all monthly payments are made, no default has occurred, all of the Company’s representations and warranties set forth in the agreement remain true and the Company is in compliance with certain financial covenant requirements as of June 30, 2012, the term of the facility will extend from June 30, 2012 to June 30, 2013.  For additional information, see Note 13.

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

OVERVIEW

We are a domestic and international gaming technology company dedicated to the development and manufacturing of gaming entertainment products and systems. We hold a significant position in the North American bingo market with our interactive electronic bingo systems, portable and fixed-based gaming units, and complete hall management modules (our Bingo Segment).  We also hold a significant position in select North American VLT markets, primarily Montana, Louisiana, and South Dakota, where we offer video lottery terminals and related gaming equipment and software (our VLT Segment).  Historically, we have generated over 90% of our revenues domestically.  For the 13-week periods ended May 1, 2011 and May 2, 2010, approximately 83.7% and 83.4% of our revenues came from our Bingo Segment.

We generate bingo revenue by placing electronic bingo systems in bingo halls under contracts based on (1) a fixed fee per unit; (2) a fixed weekly fee per terminal; or (3) a percentage of the revenue generated by each terminal. The degree of player acceptance of electronic bingo as an addition or an alternative to paper bingo affects the revenue growth of our Bingo segment.  Additionally, our revenue growth is dependent on our ability to expand operations into new markets and our ability to increase our market share in our current markets. Fixed-base bingo terminals generate greater revenue per terminal than portable bingo terminals, but also require a greater initial capital investment.  For the 13 week period ended May 1, 2011, approximately 78.4% of our bingo revenues were generated from our portable bingo systems as opposed to fixed-based bingo units, compared to 78.9% in the comparable prior year period.

Our VLT business generates revenue from the sale of new and used video lottery terminals (VLT’s) and related gaming equipment, software conversion kits, content fees, license fees, parts, and services. For the 13 week periods ended May 1, 2011 and May 2, 2010, we generated approximately 95.4% and 94.9%, respectively, of our VLT business sales from the sale of new and used equipment, conversion kits, and parts.   Increasing market share, replacement of outdated equipment in existing markets and expanding product placement into new markets drive revenue growth.

Cost of revenues includes expenses associated with technical and operational support of the bingo systems in bingo halls, depreciation and amortization of bingo terminals, cost of sales related to equipment sold, and repair/refurbishment/disposal costs of bingo terminals and related support equipment.  General and administrative costs (G&A) consist of expenses associated with management of our company and the related support; including finance and accounting, legal, compliance, information systems, human resources, allowance for doubtful accounts receivable, and amortization of intangible assets.  Sales and marketing expenses consist primarily of commissions and co-op marketing funds paid to distributors for promoting and supporting our products, and compensation paid to our internal sales force to manage existing customers, to generate new customers, and sell additional and upgraded equipment.  Research and development costs consist of Company-sponsored activities to provide customers with new or enhanced games or game themes or software operating systems or modules for our VLT, related gaming equipment and bingo terminals.

For the 13-week period ended May 1, 2011, we incurred a pre-tax and net loss of $1.6 million or $0.14 per share.  The pre-tax loss of $1.6 million represents a $1.4 million improvement over the comparable prior year period.  G&A expenses for the second quarter of 2011 increased from the prior year due to restructuring fees related to our loans, offset by lower salaries and wages from staffing reductions realized in response to current business levels.  Sales and marketing expenses decreased for the second quarter of 2011 compared to prior year due to lower salaries and wages from staffing reductions, reduced distributor commissions and reductions in promotional expenses.  Research and development expenses decreased for the second quarter of 2011 compared to prior year due to lower salaries and wages from staffing reductions and lower project costs as certain projects deemed unfeasible were discontinued.

For the status of the Company’s borrowing arrangements, see Note 13 and Note 17 to the Unaudited Consolidated Financial Statements.

Business Segments

Bingo - As of May 1, 2011, we had bingo devices, games, and systems in service in 40 states, various Native American locations, and the United Kingdom, the Philippines, Canada, and Japan.  We market portable, handheld and stationary, fixed-base bingo player devices; unique electronic and paper bingo games, such as Big Bad Bingo™ (“B3”™) and Crystal Ball Bingo®; other related for-fun games, such as solitaire; and bingo management systems.  Our devices display electronic bingo card images for each game and assist the players in managing and marking their bingo cards in physical bingo facilities operated in charitable, Native American, commercial, and military locations.  These devices enable players to purchase and play substantially more bingo cards compared to paper cards, typically leading to more fun and greater spend for the player and increased profits for the operator.  Our bingo management systems, such as Diamond Plus® and AllTrak 2®, provide bingo operators with important information regarding the profitability of their bingo hall(s), inventory systems, and player tracking demographics, among other modules.  We generally enter into one to three year contracts with bingo operators for the use of the bingo devices and management systems.

In the second quarter of fiscal 2011, deployment of the GameTech Edge Bingo System - Basic™ bingo management system grew to seven states and one province in Canada.  Many of these installations also included the deployment of the exciting new Explorer™ handheld player device, which players and operators seem to prefer for its larger screen and other enhanced capabilities.  Additionally, at the end of the first quarter of fiscal 2011, we installed our field trial version of the GameTech Edge Bingo System - Plus™ at Mohawk Bingo Palace in Hogansburg, New York.  This was followed by the world debut of GameTech’s licensed SLINGO® Jokers Wild™, an in-person version of the on-line branded SLINGO® game that brings new excitement to the classic game of session bingo and is available in both electronic and paper versions.  Further enhancements to the GameTech Edge Bingo System - Plus™ system are expected to be released during the final two quarters of fiscal 2011.   We also expanded our penetration in the Philippines market with several new B3™ stand-alone systems as well as our first installations there that included GameTech Edge Bingo System™ and Crystal Ball Bingo™.

VLT – We also manufacture and sell video lottery terminals (VLT’s), associated gaming equipment, and related software, collectively called the “VLT business”.  We entered the VLT business on March 28, 2007 with our acquisition of substantially all of the assets of Summit Amusement & Distributing, Ltd.  These machines are typically sold to route operators, bar/tavern gaming operators, and distributors.

Our product development efforts have focused on products specifically designed for several new markets as well as providing new and improved platforms and game content to our existing markets.  We continue to develop market specific products and games.  However, our ability to continue to develop these products in order to penetrate new markets, and maintain and grow existing markets will largely depend on our ability to generate increased cash and/or raise additional capital as may be restricted by capital expenditure limits imposed by our Lenders.  See discussion within this Item under “Liquidity and Capital Resources”.

COMPARATIVE RESULTS OF OPERATIONS ~ 13-WEEK PERIODS ENDED MAY 1, 2011 AND MAY 2, 2010

Summary Table

The following table sets forth certain selected unaudited condensed consolidated financial data for the 13-week periods indicated:

13 Week Periods Ended May 1, 2011 and May 2, 2010
(In Thousands)
	Consolidated			Bingo		VLT		Corporate
	13 Week	13 Week	$ Change	$ Change	% Change	$ Change	% Change	$ Change	% Change
	Period Ended	Period Ended	Favorable/	Favorable/	Favorable/	Favorable/	Favorable/	Favorable/	Favorable/
	5/1/2011	5/2/2010	(Unfavorable)	(Unfavorable)	(Unfavorable)	(Unfavorable)	(Unfavorable)	(Unfavorable)	(Unfavorable)
Net Revenue	$8,116	$9,655	$(1,539)	$(1,267)	(15.7%)	$(272)	(17.0%)	$-	-%

Cost of revenues, excluding depreciation & amortization	2,857	4,014	1,157	195	10.5%	962	44.8%	-	-%
Depreciation and amortization	999	1,986	987	986	50.0%	1	7.1%	-	-%
	3,856	6,000	2,144	1,181	30.8%	963	44.5%	-	-%

Gross Profit	4,260	3,655	605	(86)	(2.0%)	691	122.5%	-	-%
Operating Expenses:
General and administrative	2,468	2,328	(140)	(312)	(86.7%)	227	61.4%	(55)	(2.4%)
Sales and marketing	1,725	2,541	816	452	23.4%	274	70.4%	90	40.2%
Research and development	952	1,749	797	336	41.8%	362	46.9%	99	56.9%
Depreciation and amortization	311	380	69	-	-%	20	7.9%	49	47.6%
(Gain) on sale of bingo equipment	-	(633)	(633)	(633)	(100.0%)	-	-%	-	-%

	5,456	6,365	909	(157)	(8.9%)	883	49.5%	183	6.5%

Income (loss) from operations	(1,196)	(2,710)	1,514	$(243)	(9.9%)	$1,574	67.0%	$183	6.5%

Other income (expense) (1):
Interest expense	(536)	(347)	(189)
Other, net	148	41	107

Income (loss) before income taxes (benefit)	(1,584)	(3,016)	1,432

Income taxes (benefit)	31	11,942	11,911

Net income (loss)	$(1,615)	$(14,958)	$13,343

(1) Measurement of segment profit and loss as reviewed by the chief operating decision-makers do not include other income (expense) items and income taxes as these items are not allocated to the segments.

Net revenues

The decrease in Bingo net revenue is due to hall closures from adverse economic conditions, competitive pressures, and the impact of storms in the southern region of the United States.  The decrease in VLT net revenues is from a reduction in sales in Louisiana.

Cost of revenues

The decrease in Bingo cost of revenue was primarily driven by write-offs of obsolete equipment and parts in the prior year period, staffing reductions and a decrease in amortization relating to the patent licensing for our Explorer Units.  The decrease in VLT cost of revenues is directly related to a write-off of obsolete equipment and parts in the prior year period.

Gross profit

Despite the 15.7% decrease in revenue, Bingo gross profit margin increased 8.5 percentage points due to fewer write-offs of equipment and parts as compared to the prior year period.  VLT gross margin improved 44.8 percentage points over the prior year period, which was also due to fewer write-offs of obsolete equipment and parts.

Operating expenses

General and administrative. General and administrative operating expenses increased due to ongoing costs related to restructuring our long-term debt and increased accounting fees, offset by a reduction in employee costs from staffing reductions.  Current period general and administrative expenses that are specifically related to a business segment have been reported in their respective business segment.  All other expenses not specifically related to a business segment have been reported in the corporate segment. In prior years, corporate expenses were allocated between our Bingo and VLT business units.  Certain minor reclassifications have also been made to the fiscal 2010 interim amounts to conform to the current period presentation.  These expenses are primarily comprised of general and administrative expenses, interest expense, and impairments of assets.  Prior year corporate expenses have been reclassified for our Bingo and VLT business units to correspond to how the costs are reported for 2011.

Sales and marketing.  Bingo sales and marketing expenses decreased primarily due to reductions in labor costs and lower distributor commissions based on lower revenues.  The decrease in VLT sales and marketing expenses was related to reductions in labor costs and decreases in promotional expenses.

Research and development.  Bingo research and development expenses decreased as a result of staffing reductions and reduced project costs as certain projects deemed unfeasible were discontinued.  VLT research and development expenses decreased as a result of lower project costs as certain projects deemed unfeasible were discontinued and reductions in staffing.

Depreciation and amortization.  Depreciation and amortization decreased as a result of the reclassification of our corporate headquarters to assets held for sale during the third quarter of fiscal 2010 (Note 5).

Gain on Sale of Bingo Equipment.  In the 2010 period we recorded a $633 thousand gain on the sale of bingo equipment (Traveler units and support equipment) to a distributor.  There was no comparable sale in the same period for the current year.

Other income (expense)

Interest expense.  Interest expense for the 2011 period is no longer allocated between business segments. Interest expense was impacted unfavorably by the interest rate swap contract adjustment, higher default interest rates and late fees in the current year.

Other, net.  Improvements in other income are related to non-operating dispute recoveries.

COMPARATIVE RESULTS OF OPERATIONS ~ 26-WEEK PERIODS ENDED MAY 1, 2011 AND MAY 2, 2010

Summary Table

The following table sets forth certain selected unaudited condensed consolidated financial data for the 26-week periods indicated:

26 Week Periods Ended May 1, 2011 and May 2, 2010
(In Thousands)
	Consolidated			Bingo		VLT		Corporate
	26 Week	26 Week	$ Change	$ Change	% Change	$ Change	% Change	$ Change	% Change
	Period Ended	Period Ended	Favorable/	Favorable/	Favorable/	Favorable/	Favorable/	Favorable/	Favorable/
	5/1/2011	5/2/2010	(Unfavorable)	(Unfavorable)	(Unfavorable)	(Unfavorable)	(Unfavorable)	(Unfavorable)	(Unfavorable)
Net Revenue	$18,217	$18,069	$148	$(2,772)	(17.2%)	$2,920	147.9%	$-	-%

Cost of revenues, excluding depreciation & amortization	6,695	6,239	(456)	563	15.0%	(1,019)	(41.2%)	-	-%
Depreciation and amortization	2,092	3,064	972	969	31.9%	3	10.7%	-	-%
	8,787	9,303	516	1,532	22.5%	(1,016)	(40.6%)	-	-%

Gross Profit	9,430	8,766	664	(1,240)	(13.3%)	1,904	359.9%	-	-%
Operating Expenses:
General and administrative	4,175	4,789	614	(178)	(79.1%)	499	132.7%	293	6.3%
Sales and marketing	3,541	5,172	1,631	1,021	25.5%	451	60.7%	159	37.1%
Research and development	1,866	3,072	1,206	600	40.2%	493	37.3%	113	43.8%
Depreciation and amortization	625	738	113	(6)	(13.6%)	20	4.1%	99	47.6%
Impairment loss, assets held for sale	445	-	(445)	-	-%	-	-%	(445)	(100.0%)
(Gain) on sale of bingo equipment	-	(633)	(633)	(633)	(100.0%)	-	-%	-	-%

	10,652	13,138	2,486	804	17.2%	1,463	50.0%	219	4.0%

Income (loss) from operations	(1,222)	(4,372)	3,150	$(436)	(9.4%)	$3,367	97.5%	$219	4.0%

Other income (expense) (1):
Interest expense	(923)	(776)	(147)
Other, net	319	510	(191)

Income (loss) before income taxes (benefit)	(1,826)	(4,638)	2,812

Income taxes (benefit)	77	11,315	(11,238)

Net income (loss)	$(1,903)	$(15,953)	$14,050

(1) Measurement of segment profit and loss as reviewed by the chief operating decision-makers do not include other income (expense) items and income taxes as these items are not allocated to the segments.

Net revenues

The decrease in Bingo net revenue is due to hall closures from adverse economic conditions, competitive pressures, and the impact of storms in the southern region of the United States.  The increase in VLT net revenues is primarily due to substantial completion in fiscal year 2011 of the first phase of our 2008 Purchase, Sale and Software Development Agreement with Rocky Mountain Industries, LLC.

Cost of revenues

The decrease in Bingo cost of revenue was primarily driven by large write-offs of obsolete equipment and parts in the second quarter of the prior year and staffing reductions, offset in part by an increase in amortization.  The increase in VLT cost of revenues is directly related to the increase in VLT cost of equipment and parts related to the completion of the first phase of our agreement with Rocky Mountain Industries, LLC, offset by write offs of obsolete equipment and parts in the prior year period.

Gross profit

While gross margin for Bingo increased 2.7 percentage points, lower sales volume resulted in a $1.2 million decrease to gross profit.  VLT gross margin was 28.1%, an improvement of 54.9 points over the prior year period (26.8%).  The increased VLT revenues drove the $1.9 million increase in VLT gross profit.

Operating expenses

General and administrative. General and administrative operating expenses decreased due to a reduction in salaries and wages from staffing reductions, decreased legal expenses, and an improvement in bad debt expense offset by ongoing restructuring costs related to restructuring our long-term debt.  General and administrative expenses that are specifically related to a business segment have been reported in their respective business segment.  All other expenses not specifically related to a business segment have been reported in the corporate segment. In prior periods, corporate expenses were allocated between our Bingo and VLT business units.  Certain minor reclassifications have also been made to the fiscal 2010 interim amounts to conform to the current period presentation.  These expenses are primarily composed of general and administrative expenses, amortization, bad debt, interest expense, and impairments of assets.  Prior period corporate expenses have been reclassified for our Bingo and VLT business units to correspond with the current reporting period.

Sales and marketing.  Bingo sales and marketing expenses decreased due to staffing reductions, lower distributor commissions based on lower revenues, and cutbacks in promotional expenditures.  The decrease in VLT sales and marketing expenses was due to staffing reductions and cutbacks in promotional expenditures.

Research and development.  Bingo research and development expenses decreased due to staffing reductions and reduced project costs as certain projects deemed unfeasible were discontinued.  VLT research and development expenses for the same period decreased as a result of staffing reductions and lower project costs due to fewer projects being worked on.

Depreciation and amortization.  Depreciation and amortization decreased as a result of the reclassification of our corporate headquarters to assets held for sale during the third quarter of fiscal 2010.

Impairment loss.  During the quarter ended January 30, 2011, management implemented measures intended to reduce the period to sell the Company’s real estate held for sale, which resulted in an additional impairment loss of $445 thousand.

Gain on Sale of Bingo Equipment.  In the 2010 period, we recorded $633 thousand gain on sale of bingo equipment (Traveler units and support equipment) to a distributor.  There was no comparable sale in the same period for the current year.

Other income (expense)

Interest expense.  Interest expenses for the 2011 period are no longer allocated between business segments. Interest expense increased due to default interest rates and late fees but was offset by a favorable interest rate swap contract adjustment.

Other, net.  Reductions in other, net mostly relates to a $429 thousand gain from the sale of auction rate securities in the prior year period.  There were no comparable transactions for the current year.

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

LIQUIDITY AND CAPITAL RESOURCES

We have funded our operations to date primarily through cash from operations and debt financing activities. This capital is used for operations, research and development, capital expenditures of equipment and associated support and software. As of May 1, 2011, we had negative working capital of $3.8 million compared to a negative working capital of $19.8 million as of October 31, 2010.  Due to the execution of the Amended and Restated Credit Facility on June 15, 2011, $16 million of debt previously reported as a current liability was reclassified to long term debt, $0.8 million of the interest rate swap previously reported as a current liability was reclassified to a long term liability and $1.8 million of restricted cash previously reported as a current asset was reclassified.  Of the increase in working capital, $15.1 million of the $16 million increase was as a direct result of these reclassifications (Note 13).  The remaining $0.9 million increase in working capital was caused by pay downs in the balances of our debt of $2.3 million, and reductions in deferred revenues of $2.6 million offset by a reduction in income taxes receivable of $2.2 million  and a reduction in inventory of $2.1 million.  As of May 1, 2011, our principal sources of liquidity included cash and equivalents of $3.1 million, restricted cash of $3.6 million and accounts receivable of $2.5 million.

Operating activities provided $4.0 million of cash for the 26 weeks ended May 1, 2011 compared with providing $2.1 million for the 26 weeks ended May 2, 2010. The increase in operating cash flow of $1.9 million compared to the prior year is due to three driving influences:  1) a decrease in our taxes receivable due to $2.2 million received for prior year income tax returns; 2) the completion of the Phase I of the RMI project reducing inventories ($2.1 million), offset by reductions to deferred revenues ($2.6 million); and 3) a decrease in net receivables ($0.9 million).  During the 26 weeks ended May 2, 2010 the $2.1 million consisted of a net loss of $15.9 million, adjusted positively by $5.3 million for depreciation, amortization, obsolescence provisions, and loss on disposal of equipment and valuation allowance for deferred taxes of $13.5 million, and a deposit of $0.5 million received from legal proceedings.

Investing activities used approximately $0.8 million of cash during the 26 weeks ended May 1, 2011 compared to using cash of $1.4 million during the 26 weeks ended May 2, 2010. The $0.8 million primarily consisted of $0.6 million of capital expenditures for bingo equipment.  During the 26 weeks ended May 2, 2010, the $1.4 million use of cash consisted of $1.0 million of capital expenditures, and $0.9 million in acquisition of intangibles for the purchase of a license to manufacture and sell a portable hand-held gaming platform, offset in part by $0.5 million in proceeds from the sale of auction rate securities.

Financing activities used $2.2 million during the 26 weeks ended May 1, 2011 compared to using $1.5 million during the 26 weeks ended May 2, 2010. The $2.2 million used during the 26 weeks ended May 1, 2011 consisted of $2.3 million used to pay down a portion of the term loan offset by $0.2 million provided by restricted cash.   The $1.5 million used during the 26 weeks ended May 2, 2010 consisted of $2.3 million used to pay long-term debt, offset by proceeds from borrowings under our revolving credit facility of $0.8 million.

For additional information related to our borrowings and recent agreement to extend the maturity of our debt to June 2012, see Notes 13 and 17 to the Unaudited Consolidated Financial Statements.

Management has listed the Company’s real estate for sale and is evaluating whether other assets might be sold to raise capital and/or reduce debt.  There can be no assurance, however, that these efforts will be successful, and we may be required to further reduce expenses and scale back operations which might violate certain covenants of our new borrowing arrangements and accelerate the maturity of our debt.

RECENT ACCOUNTING PRONOUNCEMENTS

No recently issued accounting pronouncements not yet adopted are expected to have a material impact on our financial position, results of operations, or cash flows.  There were no new accounting pronouncements that had a material impact on our financial statements during the six months ended May 1, 2011.

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

Our management, with participation of our Chief Executive Officer and Chief Financial Officer, has completed an evaluation of the effectiveness of the disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(c).  Based on that evaluation, we concluded that our disclosure controls and procedures continue to remain ineffective as certain financial reporting staffing deficiencies caused a material weakness in the Company’s disclosure controls and procedures.  This weakness resulted in the inability to timely file this Quarterly Report Form 10-Q.  The company has made significant improvements in the performance review and approval of account analysis by reassigning and adding personnel, and expects that this material weakness will be mitigated by the end of the Company's third fiscal quarter in 2011.

Changes in Internal Control over Financial Reporting

Except as described above, there have been no changes in the Company's internal control over financial reporting during the most recently completed fiscal quarter that have materially affected or are reasonably likely to materially affect the Company's internal control over financial reporting.

PART II.                      OTHER INFORMATION:

ITEM 1.                      LEGAL PROCEEDINGS

For a discussion of our current litigation, see Note 11 (Legal Proceedings) to our unaudited consolidated financial statements included herein.

ITEM 2.                      UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Not Applicable

ITEM 3.                      DEFAULTS UPON SENIOR SECURITIES

Not Applicable

ITEM 4.                      [RESERVED]

Not Applicable

ITEM 5.                      OTHER INFORMATION

Not Applicable

ITEM 6.                      EXHIBITS

3.1	Certificate of Incorporation GameTech International, Inc., as amended (1)
3.2	Certificate of Designation of Series A Junior Participating Preferred Stock GameTech International, Inc. (2)
3.3	Third Amended and Restated Bylaws of GameTech International, Inc. (3)
4.1	GameTech International, Inc. Registration Rights Agreement (4)
4.2	Rights Agreement, dated as of March 7, 2003, between GameTech International, Inc. and Mellon Investor Services, LLC, as rights agent (5)
4.3	Amendment No. 1 to Rights Agreement dated as of July 16, 2009, between GameTech International, Inc. and Mellon Investor Services, LLC, as rights agent (6)
4.4	Specimen Common Stock Certificate (2)
10.1	Amended and Restated Loan Agreement
10.11	Transition Employment Agreement between GameTech International, Inc. and William P. Fasig dated May 25, 2011.
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended.
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended.
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)
Incorporated by reference to Exhibits 2.1 to the Registrant’s Registration Statement on Form S-1 (Registration Statement No. 333-34967) as filed with the Commission on or about September 4, 1997 (Commission File No. 000-23401).

(2)
Incorporated by reference to Exhibits 3.3 and 4.4 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended January 31, 2003, as filed with the Commission on or about March 17, 2003 (Commission File No. 000-23401).

(3)
Incorporated by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K dated December 4, 2009 as filed with the Commission on or about December 11, 2009 (Commission File No. 001-34447).

(4)
Incorporated by reference to Exhibit 4.1 to Amendment No. 1 to the Registrant’s Registration Statement on Form S-1 (Registration Statement No. 333-34967) as filed with the Commission on or about October 17, 1997 (Commission File No. 000-23401).

(5)	Incorporated by reference to Exhibit 4.3 to the Registrant’s Current Report on Form 8-K dated March 7, 2003, as filed with the Commission on or about March 10, 2003 (Commission File No. 000-23401).
(6)	Incorporated by reference to Exhibit 4.1 to the Registrant's Current Report on Form 8-K dated July 16, 2009 as filed with the Commission on or about July 20, 2009 (Commission File No. 000-23401).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GameTech International, Inc.

Signature	Title	Date

/S/ William Fasig	Chief Executive Officer
	(Principal Executive Officer)	June 20, 2011

/S/ Andrew E. Robinson	Chief Financial Officer
	(Principal Financial and Accounting Officer)	June 20, 2011