Form 10-Q
period 2011-07-31
GAMETECH INTERNATIONAL INC
filed 2012-01-23
CIK 1045014

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☑           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the 13 weeks ended July 31, 2011

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

On January 16, 2012, the registrant had 11,874,634 outstanding shares of its Common Stock, par value $0.001 per share.
RDGPreambleEnd

GAMETECH INTERNATIONAL, INC.
QUARTERLY REPORT ON FORM 10-Q
FOR THE 13-WEEK AND 39–WEEK PERIODS ENDED JULY 31, 2011

PART 1.                      FINANCIAL INFORMATION:

ITEM 1.                      FINANCIAL STATEMENTS
RDGXBRLParseBegin
GAMETECH INTERNATIONAL, INC.
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands)

	July 31, 2011	October 31, 2010
	(Unaudited)	(Audited)
ASSETS
Current assets:
Cash and equivalents	$2,117	$2,017
Restricted cash	833	3,789
Accounts receivable, net of allowances of $2,043 and $3,063	2,902	3,409
Income taxes receivable	252	2,963
Inventories	2,493	4,285
Prepaid expenses and other	1,284	1,020
	9,881	17,483
Assets held for sale	5,833	7,718
Deposits	900	-
Bingo equipment, furniture and other equipment, net	6,601	8,379
Goodwill	10,184	10,184
Other intangibles, less accumulated amortization of $9,564 and $10,873	1,963	2,996
Debt acquisition costs	447	-
	$35,809	$46,760
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Notes payable	$23,964	$27,554
Interest rate swap	776	1,185
Accounts payable	1,903	1,659
Accrued payroll and related obligations	896	1,040
Income taxes payable	1,345	1,268
Deferred revenue	684	2,891
Other accrued liabilities	1,495	1,640
	31,063	37,237

Stockholders’ equity:
Common stock, $0.001 par value: 40,000,000 shares authorized. 14,480,537 shares issued, 11,848,803 and 11,806,693 outstanding	14	14
Additional paid in capital	52,234	52,154
Deficit	(35,366)	(30,315)
Treasury stock, at cost, 2,631,734 and 2,673,844 shares	(12,136)	(12,330)
	4,746	9,523

	$35,809	$46,760

See notes to unaudited consolidated financial statements

GAMETECH INTERNATIONAL, INC.
UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share and share amounts)

	13-week periods ended		39-week periods ended
	July 31, 2011	August 1, 2010	July 31, 2011	August 1, 2010
Net revenues	$6,150	$7,424	$24,367	$25,493

Cost of revenues, excluding depreciation & amortization	1,944	1,976	8,638	8,214
Depreciation and amortization	930	955	3,023	4,019
	2,874	2,931	11,661	12,233

Gross profit	3,276	4,493	12,706	13,260

Operating expenses:
General and administrative	1,608	2,766	5,782	7,554
Sales and marketing	1,485	2,324	5,026	7,497
Research and development	851	1,643	2,717	4,715
Depreciation and amortization	304	354	929	1,092
Impairment loss, assets held for sale	1,440	2,870	1,885	2,870
Summit Amusement settlement	-	(1,370)	-	(1,370)
Gain on sale of bingo equipment	-	-	-	(633)
	5,688	8,587	16,339	21,725

Loss from operations	(2,412)	(4,094)	(3,633)	(8,465)

Other income (expense):
Interest expense	(646)	(775)	(1,570)	(1,549)
Impairment of investments	-	(175)	-	(175)
Gain on sale of investments	-	514	-	944
Other, net	(30)	23	289	101
Loss, before income taxes	(3,088)	(4,507)	(4,914)	(9,144)

Income taxes (benefit)	59	(592)	137	10,723

Net loss	$(3,147)	$(3,915)	$(5,051)	$(19,867)

Basic and diluted net loss per share	$(0.27)	$(0.33)	$(0.43)	$(1.69)

Weighted shares used in calculating basic and diluted net loss per share	11,839	11,736	11,826	11,736

See notes to unaudited consolidated financial statements

GAMETECH INTERNATIONAL, INC.
UNAUDITED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands, except share amounts)

	Common Stock		Additional Paid in		Treasury Stock
	Shares	Amount	Capital	Deficit	Shares	Amount	Total
Balances at November 1, 2010	14,480,537	$14	$52,154	$(30,315)	2,673,844	$(12,330)	$9,523
Forfeiture of restricted stock	-	-	(16)	-	-	-	(16)
Restricted stock issued	-	-	(194)	-	(42,110)	194	-
Stock based compensation	-	-	290	-	-	-	290
Net loss	-	-	-	(5,051)	-	-	(5,051)
Balances at July 31, 2011	14,480,537	$14	$52,234	$(35,366)	2,631,734	$(12,136)	$4,746

Balances at November 2, 2009	14,480,537	$14	$51,942	$(9,959)	2,744,672	$(12,657)	$29,340
Forfeiture of restricted stock	-	-	(51)	-	-	-	(51)
Stock based compensation	-	-	383	-	-	-	383
Net loss	-	-	-	(19,867)	-	-	(19,867)
Balances at August 1, 2010	14,480,537	$14	$52,274	$(29,826)	2,744,672	$(12,657)	$9,805

See notes to unaudited consolidated financial statements

GAMETECH INTERNATIONAL, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	39-Week Period Ended	39-Week Period Ended
	July 31, 2011	August 1, 2010

Net cash provided by operating activities	$3,893	$2,868

Investing activities:
Proceeds from sale of investments	-	1,335
Acquisition of intangibles	(339)	(1,778)
Deposits for purchase of bingo equipment	(900)	-
Purchases of bingo equipment, furniture and other equipment	(1,037)	(1,620)
Net cash used in investing activities	(2,276)	(2,063)

Financing activities:
Repayment of borrowings	(4,654)	(2,275)
Change in cash restricted by debt covenants	2,956	(2,350)
Proceeds from borrowings	691	1,166
Payment for debt modification costs	(510)	-
Net cash used in financing activities	(1,517)	(3,459)

Net increase (decrease) in cash and equivalents	100	(2,654)
Cash and equivalents, beginning of period	2,017	3,337

Cash and equivalents, end of period	$2,117	$683

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

For reporting purposes, certain general and administrative expenses are reported as “corporate expenses” (Note 14) and are no longer allocated to the segments.  Other income (expense) items and income taxes (benefit) are also not allocated to the business segments.  In addition, certain minor reclassifications have also been made to the fiscal 2010 interim amounts to conform to the current period presentation with no effect on loss from operations and net loss.

2.      FINANCIAL INSTRUMENTS AND FAIR VALUE MEASURES

For the Company’s cash and equivalents, restricted cash, accounts receivable, accounts payable and debt, the carrying amounts approximate fair value because of the short duration of these financial instruments.  Assets held for sale consist of real estate and are measured at estimated fair value and no longer subject to depreciation (Note 5).

3.      CONCENTRATION OF CREDIT RISKS

Financial instruments, which potentially subject the Company to concentration of credit risk, consist primarily of cash and equivalents, investments, and accounts receivable. The Company’s offshore foreign bank balances of $51 thousand as of July 31, 2011 are not covered by federal deposit insurance (FDIC), but domestic interest bearing accounts are insured for $250 thousand per taxpayer and domestic non-interest bearing accounts are insured without limit.  On July 31, 2011, the Company’s domestic interest bearing deposits exceeded the FDIC insurance limits by approximately $0.6 million.

No one customer made up more than 10.0% of our overall revenue for the 13-week periods ended July 31, 2011 and August 1, 2010.  One customer made up 14.8% of our overall revenue for the 39-week period ended July 31, 2011 primarily due to the substantial completion of the first phase of our 2008 Purchase, Sale and Software Development Agreement with Rocky Mountain Industries, LLC, a VLT customer.  No single customer made up more than 10.0% of our overall revenue for the 39-week period ended August 1, 2010.

The Company conducts a substantial amount of business through distributor relationships.  As part of these relationships, many of our distributors also act as collection agents.  As of July 31, 2011 and October 31, 2010, there was one non-agent distributor that represented 46.1% and 44.6%, respectively, of the consolidated accounts receivable balances.  The Company’s allowance for doubtful collection as of July 31, 2011 and October 31, 2010 for this non-agent distributor was approximately 65.8% and 82.1%, respectively.  The reduction in our allowance for doubtful accounts and our accounts receivable is a result of the recovery of certain inventory.

4.      INVENTORIES

Inventories consist of the following (in thousands):

	July 31, 2011	October 31, 2010
Parts and materials	$1,168	$1,015
Finished goods	1,325	3,270
	$2,493	$4,285

5.      ASSETS HELD FOR SALE

During fiscal 2010, the Company listed the real property housing its corporate headquarters and warehouse space in Reno, Nevada for sale.  Accordingly, the real estate was reclassified “as held for sale” and written down to its then estimated fair value, which originally resulted in an impairment loss of $2.9 million based primarily on listing information (Level 2 inputs).  During the quarter ended January 30, 2011, an additional impairment loss of $0.4 million was recorded.  During the quarter ended July 31, 2011, management made an additional write down of $1.4 million, recorded as an impairment loss based on current market conditions and resultant valuation metrics.  On December 28, 2011, the Company sold the real property housing its corporate headquarters and warehouse space for a purchase price of $6.125 million.  Net proceeds from the sale of the property were used to reduce the outstanding principal balance under our loan agreement.  For additional information on the sale of our headquarters, see Note 17.

6.      BINGO EQUIPMENT, FURNITURE AND OTHER EQUIPMENT

Bingo equipment includes portable and fixed-based player terminals, file servers, caller units, point-of-sale units, and other support equipment.  The Company accelerates depreciation (effectively providing reserves) for equipment that the Company does not expect to use based on demand forecasts.

7.      IMPAIRMENT CONSIDERATIONS

The Company reviews long-lived assets (consisting of bingo equipment, furniture, other equipment, and finite life intangibles) whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  Similarly, when circumstances indicate that goodwill associated with the Company’s bingo business and/or other indefinite life intangibles might not be recoverable, an impairment analysis is also performed.  Recoverability of long-lived assets are measured by a comparison of the carrying amount of an asset to estimated future undiscounted cash flows expected to be generated by the asset.  If such assets are considered impaired, the impairment is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets.  The Company performs an annual impairment analysis in the third quarter of every year.  The 2011, testing based on current market conditions and resultant valuation metrics, resulted in no additional impairment.

8.      INTEREST RATE SWAP CONTRACT

The Company entered into an interest rate swap agreement to hedge its interest rate exposure on its credit facility whereby the Company agreed to pay the counterparty a fixed rate payment in exchange for the counterparty agreeing to pay us a variable rate payment that approximates our variable rate payment obligation on the Credit Facility (Note 13).  The payment obligation is based on the notional amount of the swap. Depending on the state of interest rates in general, the use of interest rate swaps could increase or decrease the effective interest rate under our credit facility.  Swap agreements involve, to varying degrees, elements of market and counterparty risk, and exposures to loss in the related amounts.  The estimated market value of interest rate swaps is determined using pricing models that consider the time value of money, volatility, and the current market and contractual prices of the underlying financial instrument.  Unrealized gains are reported as an asset and unrealized losses are reported as a liability on the Company’s consolidated balance sheet.  The change in value of interest rate swaps, including the accrual of periodic amounts of interest to be paid/received on swaps, is reported as interest expense.  The interest rate swap agreement continues to remain in place following the Company’s entry into the Credit Facility on June 15, 2011.  The effective interest rate after entering into the First Amendment on December 22, 2011 remained unchanged, at 9.79%.

9.      LACK OF LIQUIDITY AND MANAGEMENT’S PLANS

Historically, the Company has financed its operations primarily through cash from operations and debt financing activities.  However, the Company has suffered recurring losses from operations since the quarter ended April 30, 2008 and was in default under its loan agreement until its entry into an Amended and Restated Loan Agreement with its lenders on June 15, 2011 ("the Credit Facility").  For additional information on the Credit Facility, see Note 13.

Cash balances may decrease as the Company continues to use existing cash and cash from operations to fund its ongoing operations, capital expenditures and debt obligations.  Unless the Company is able to generate increased cash from existing operations and/or raise additional capital, management does not believe that existing cash from operations and cash balances will be sufficient to meet the Company’s anticipated cash needs for the next 12 months.   Management is currently exploring what, if any, strategic alternatives are available to the Company in order to meet its operating and capital needs for the next 12 months, including business combinations, strategic partnerships and the sale of Company assets.  If the Company is unsuccessful in these efforts, the Company will not be able to satisfy its debt obligations, invest the resources necessary to obtain regulatory approvals in new markets, continue the development and deployment of current and new products, and/or respond to competitive market pressures and requirements.  Our failure to generate additional cash through operations and strategic alternatives would adversely affect our business and, ultimately, lead to the financial and operating failure of the Company.

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

	13-week period ended		39-week period ended
	July 31, 2011	August 1, 2010	July 31, 2011	August 1, 2010

Weighted average number of shares outstanding	11,839	11,736	11,826	11,736
Incremental shares from the assumed exercise of dilutive stock options	16	2	135	331
Dilutive weighted shares	11,855	11,738	11,961	12,067

Weighted average number of anti-dilutive shares outstanding	1,244	819	1,186	597

In all periods included above, the effect of incremental shares related to dilutive stock options is anti-dilutive due to net losses in such periods.

11.   LEGAL PROCEEDINGS

The Company is involved in various legal proceedings and potential claims arising in the ordinary course of our business. Management is unable to estimate a range of potential loss, if any, associated with these matters.  Management does not believe, based in part on the advice of counsel, that any of such proceedings will have a material adverse effect on the Company’s business, results of operations, or financial condition.  Accordingly, a non-material provision for loss has been recorded.

12.   INCOME TAXES

The actual effective tax rate of pre-tax loss for the 39-week periods ended July 31, 2011 and August 1, 2010 is 2.8% and 117.3% of pre-tax loss, and is different from the expected federal rate of a negative 34% due to foreign tax reporting, the effects of valuation allowances against deferred tax assets and permanent differences between financial and income tax reporting.

For the quarter ended July 31, 2011, the Company had a 100% valuation allowance ($16.3 million) against deferred tax assets, which were associated with federal and state net operating loss carry forwards, foreign tax credits, reserves, amortization of intangibles and deferred revenue.  Significant management judgment is required in establishing a valuation allowance for the Company’s net deferred tax assets.  In doing so, the Company considers available positive and negative evidence giving weight to recent cumulative losses, the ability to carry back losses to offset prior taxable income and verifiable forecasts of prospective financial results and taxable income, including the reversal of temporary differences and the implementation of feasible and prudent tax planning strategies.  Management’s decision to provide a 100% valuation allowance for the Company’s deferred tax assets was due to: (1) continuing operating losses for the VLT business unit; (2) year-over-year market declines in certain VLT jurisdictions; (3) continued reductions in Bingo revenue; and (4) uncertainty about the Company’s ability to fund the capital needs for future growth in new jurisdictions.  The 100% valuation allowance will continue until sufficient positive evidence exists to support the reversal.

The Company files numerous consolidated and separate income tax returns in the United States and in many state and foreign jurisdictions. With few exceptions, the Company is no longer subject to United States federal, income tax examinations for years before 2006, and is no longer subject to state, local or foreign tax examinations for years before 2005.

As a result of the Internal Revenue Service’s (IRS) examination of the Company’s U.S. income tax returns for the fiscal year ended October 31, 2007 the IRS has proposed certain adjustments to the depreciable life used in calculating federal tax depreciation on the Company’s leased electronic bingo systems.  The Company has accrued tax, interest and penalties totaling $1.3 million and filed a petition with the IRS Tax Court challenging the IRS proposal.  The tax court has subsequently remanded the appeal back to the IRS appeals office.  If the IRS prevails, any required payment would be offset by the additional depreciation benefits on amended returns for subsequent years resulting in a cashless settlement, except for possible interest and penalties, if any.

13.   NOTES PAYABLE

In 2010, as a result of several defaults under our prior loan agreement, the outstanding principal balance was re-classified from long-term to current at May 2, 2010.  On June 15, 2011, the Company entered into an amended and restated loan agreement with its lenders to extend the maturity of the facility to June 30, 2012 (the “Credit Facility”).  With execution of the Credit Facility, the Company regained compliance with its borrowings.  For a description of our prior loan agreement, see Note 8 to the Company’s Consolidated Financial Statements contained in our Annual Report on Form 10-K for the year ended October 31, 2010.

The Credit Facility provides that as long as the Company remains in compliance with its terms as of June 30, 2012, the term of the facility will extend from June 30, 2012 to June 30, 2013.  Substantially all of the assets of the Company collateralize the Company’s borrowings.  As of July 31, 2011, the outstanding balance under the Credit Facility was approximately $24.0 million.  The remaining balance under the revolver portion of the facility was paid in full upon execution of the Credit Facility.  The Credit Facility does not impose any obligation on the part of our lenders to provide additional financing to the Company.

The Credit Facility restates the terms for repayment by the Company of the outstanding balances under the old Credit Facility.  Under the terms of this agreement, the Company is required to make monthly payments of principal in the amount of $0.2 million from August 2011 through June 2012, and if extended through October 2012, increasing to $0.3 million from November 2012 until the facility matures on June 30, 2013, at which time the remaining principal balance becomes due.

All outstanding balances under the Credit Facility bear interest at a base rate, which is equal to an applicable margin plus the daily Eurocurrency rate or an alternative base rate (as provided for in the agreement).  The current applicable margin is 5.80%, and increases to 7.50% (February 2012 through April 2012), 8.50% (May 2012 through October 2012) and 9.50% (November 2012 through June 30, 2013).  In addition to the applicable margin, a daily Eurocurrency base rate is applied which is the one month LIBOR rate.   The LIBOR rate at July 31, 2011 was 0.19%.  Upon an event of default, the interest rate under the facility will increase by 3%.  The Company’s interest rate swap agreement continues to remain in place following the Company’s entry into the new loan agreement.  As of July 31, 2011, the interest rate on the Credit Facility after giving effect to the interest rate swap was 9.79%.

The Credit Facility requires the Company to apply 75% of its excess cash flow (as defined in the agreement) as of the end of each fiscal quarter beginning with the quarter ending July 31, 2011 towards the satisfaction of its obligations under the facility.  Additionally, the Company is required to apply 100% of the proceeds from certain transactions and other sources to the prepayment of its obligations under the facility, including the net cash proceeds from any sale of assets (other than sales of inventory in the ordinary course of business), financings, excess insurance proceeds from casualty events, condemnation awards, the receipt of specific assets, and other events as specified in the agreement.  In addition, the agreement prohibits capital expenditures for any use other than purchases of equipment for leasing to customers in the ordinary course of business, and limits the amount of capital expenditures that may be made by the Company to $5.0 million and $3.5 million for fiscal years 2011 and 2012, respectively.

The Company is required to comply with various financial and non-financial covenants.  The financial covenants include requirements that the Company maintain minimum quarterly profitability (as defined in the agreement), quarterly consolidated EBITDA, and cash flow leverage and fixed charge coverage ratios, which are measured monthly beginning July 4, 2011.  Additionally, the Company is required to maintain at least $0.75 million in liquidity at all times.

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

In consideration for its entry into the Credit Facility, the Company was required to pay a closing fee in the amount of approximately $0.7 million, half of which was due at closing.  The remaining half was due December 31, 2011. The agreement also required a payment of $1.0 million at closing, which was first applied to the portion of the closing fee due at closing and second to the outstanding principal balance of the term loan.  In accordance with the terms of the Credit Facility, $1.0 million of the remaining $2.8 million relating to certain tax refunds received by the Company and held by U.S. Bank in a control account was applied to the payment due at closing, with the remaining $1.8 million released to the Company for certain capital expenditures permitted by the Credit Facility (and therefore classified as non-current restricted cash as of the May 1, 2011 balance sheet date.)  Following the closing of the Credit Facility and payment of the required payments on June 15, 2011, the aggregate outstanding principal balance under the Credit Facility was $23.9 million.  As of September 4, 2011, the Company determined that it was not in compliance with certain covenants contained in the Credit Facility with U. S. Bank N.A. and Bank of the West (collectively “Lenders”).  The noncompliance of those covenants was subsequently waived with the execution of a First Amendment to the Amended and Restated Loan Agreement and Waiver of Defaults with the Lenders (the “First Amendment”) on December 22, 2011.

The First Amendment, among other things: (i) modified certain financial covenants set forth in the Credit Facility; (ii) incorporates the Lender’s consent to the sale of the Company’s corporate headquarters (which occurred on December 28, 2011); (iii) requires the Company to maintain at least $350 thousand in liquidity through January 31, 2012 and at least $500 thousand in liquidity at all times thereafter; and (iv) waived any and all prior events of default.

Under the terms of the First Amendment, the net cash proceeds from the sale of the corporate headquarters were applied: (i) to pay an amendment fee equal to $214 thousand, representing one percent (1.00%) of the outstanding balance of the Credit Facility as of December 22, 2011; (ii) to pay all fees and interest due and payable under the Credit Facility as of the sale date (including all current interest, all deferred interest accruing from June 15, 2011 through the sale date, and the remaining portion of a closing fee, in the amount of $368 thousand, incurred in connection with the closing of the Credit Facility in June 2011); and (iii) to pay down the outstanding principal balance under the Credit Facility.

The First Amendment also modifies certain covenants contained in the Credit Facility, and (i) requires the Company to apply 75% of its excess cash flow (as defined in the Credit Facility) as of the end of each fiscal quarter towards the satisfaction of its obligations under the Credit Facility; (ii) to the extent liquidity exceeds $1.5 million at any time, requires the Company to apply such excess towards the satisfaction of its obligations under the Credit Facility; and (iii) prohibits capital expenditures for any use other than purchases of equipment for leasing to customers in the ordinary course of business, and limits the amount of capital expenditures that may be made by the Company.

As of December 22, 2011, after giving effect to an unscheduled principal payment of $1.5 million on December 9, 2011, the outstanding balance under the Credit Facility was approximately $21.4 million.  Following the application of the net cash proceeds from the sale of the corporate headquarters, the outstanding balance under the Credit Facility as of December 28, 2011 was approximately $16.6 million.  The Company expects that it will be required to make payments of $8.7 million in the twelve-month period ending July 29, 2012 (inclusive of approximately $0.6 million through the end of the current fiscal year ended October 30, 2011) to remain compliant with all of the Credit Facility covenants.  If all of the covenants and payments have been met, the maturity date of the Credit Facility will be extended to June 30, 2013.  If that occurs, for the remaining period, (July 30, 2012 through June 30, 2013) the Company will be required to pay approximately $3.0 million with a remaining payment of $12.2 million.

The outstanding balance under the Credit Facility continues to bear interest at a base rate equal to an applicable margin plus the daily Eurocurrency rate or an alternative base rate (as provided for in the Credit Facility).  The current applicable margin is 5.80%, and increases to 7.50% (February 2012 through April 2012), 8.50% (May 2012 through October 2012) and 9.50% (November 2012 through June 30, 2013).  However, the Company’s interest rate swap agreement continues to remain in place following its entry into the Credit Facility and the First Amendment.  As of December 22, 2011, the interest rate on the outstanding balance under the Credit Facility, after giving effect to the interest rate swap agreement, was 9.79%.

14.   BUSINESS SEGMENT INFORMATION

Management has identified two operating segments.  Each operating segment is considered a reporting segment, which is described as follows:  Our Bingo segment is involved in the design, development, marketing, and leasing of interactive electronic bingo systems consisting of portable and fixed-based systems.  Our VLT segment is involved in the design, development, manufacturing, and sale of gaming equipment consisting of video lottery terminals and other video gaming devices and the design, development and licensing of gaming content and software.

The Company records identifiable assets and costs for the Bingo and VLT segments within the respective segment.  General overhead costs of the Company are not allocated to the segments and are instead reflected as “Corporate” (see “Results of Operations”).  Corporate assets consist primarily of assets held for sale and restricted cash.  Measurement of segment profit and loss as reviewed by the chief operating decision-makers do not include items classified as other income (expense) or income taxes and therefore, these items are not allocated to the segments.

(In thousands)	13-week periods ended		39-week periods ended
	July 31, 2011	August 1, 2010	July 31, 2011	August 1, 2010
Net revenues
Bingo	$5,750	$6,957	$19,073	$23,052
VLT	400	467	5,294	2,441
	$6,150	$7,424	$24,367	$25,493
Cost of revenues
Bingo	$2,382	$2,599	$7,650	$9,398
VLT	492	332	4,011	2,835
	$2,874	$2,931	$11,661	$12,233
Income (loss) from operations
Bingo	$1,360	$2,142	$5,540	$6,758
VLT	(103)	(848)	(190)	(4,303)
Corporate	(3,669)	(5,388)	(8,983)	(10,920)
	$(2,412)	$(4,094)	$(3,633)	$(8,465)
Depreciation and amortization
Bingo	$930	$959	$3,048	$4,039
VLT	255	256	746	770
Corporate	49	94	158	302
	$1,234	$1,309	$3,952	$5,111

	July 31, 2011	October 31, 2010
Identifiable assets
Bingo	$22,596	$24,387
VLT	5,252	7,220
Corporate	7,961	15,153
	$35,809	$46,760

15.   STOCK BASED COMPENSATION

The Company grants stock options to its employees for a fixed number of shares with an exercise price equal to the fair value of the shares on the date of the grant. The Company also grants restricted stock grants valued at the price equal to the fair value of the shares on the date of grant.

 For the 13-week period ended July 31, 2011, the Company recognized stock-based compensation expense of $33 thousand for stock options.  For the 39-week period then ended, the Company recognized stock-based compensation expense of $0.3 million.

For the 13-week period ended August 1, 2010, the Company recognized stock-based compensation expenses of $99 thousand for stock options. For the 39-week period then ended, the Company recognized stock-based compensation expense of $0.4 million.

As of July 31, 2011, the total compensation cost related to unvested stock option awards granted to employees and directors under the Company’s stock option plans but not recognized was $139 thousand. The cost of each award is amortized on a straight-line basis over its term, which ranges from two to four years, and is adjusted for subsequent changes in estimated forfeitures.  As of July 31, 2011, the compensation related to unvested restricted stock awards granted to employees and directors under the stock option plans, but not yet recognized, was $7 thousand.  The cost is adjusted for subsequent changes in estimated forfeitures.

During the 13-week and 39-week periods ended July 31, 2011, the Company granted 300,000 and 357,500 stock options respectively and no restricted stock grants.  For the 13-week and 39-week periods ended August 1, 2010, the Company granted 261,864 and 326,864 stock options and no restricted stock grants.  For the 13-week period ended July 31, 2011, there were 19,361 shares issued upon vesting of restricted stock awards previously granted.  For the 13-week period ended August 1, 2010, there were no shares issued.

16.   RELATED PARTY TRANSACTIONS

The Company purchases equipment from Ceronix, Inc., which is controlled by one of our board members.  Purchases from Ceronix were $40 thousand and $4 thousand for the 39-week periods ended July 31, 2011 and August 1, 2010.  Outstanding payables to Ceronix as of July 31, 2011 and August 1, 2010 were $20 thousand and $1 thousand respectively.

The Company has engaged Richard Fedor Sr., past Chairman of the Board, as a consultant.  As of September 14, 2011 he was beneficial owner of 15.0% of the outstanding stock.  For the 13 and 39-week periods ending July 31, 2011, the Company has paid Mr. Fedor $43 thousand and $122 thousand in fees and expenses respectively.

On April 13, 2011, the Company entered into a consulting agreement with Kevin Y. Painter, Director of the Company, to advise the Company in its operations and provide guidance and assistance with contract manufacturers and suppliers. This contract called for monthly payments of $10 thousand plus expenses. For both the 13 and 39-week periods ended July 31, 2011, the Company had paid Mr. Painter $55 thousand.  On May 11, 2011, Mr. Painter was appointed Chairman of the Board of Directors. On June 21, 2011 the Company elected Mr. Painter to serve as the Company’s President and Chief Executive Officer.  With the acceptance by Mr. Painter to serve as the Company’s President and Chief Executive Officer on June 21, 2011, the consulting agreement was terminated.  Mr. Painter’s employment provides for an annual base salary of $190,000 and he was granted 300,000 stock options at an exercise price of $0.22 per share which vests ratably over a three year period contingent on continued employment with the Company.

17.   OTHER SUBSEQUENT EVENTS

Notice of Delisting – On August 2, 2011, the Company received a notification from The Nasdaq Stock Market (“Nasdaq”) stating that the Company failed to satisfy Nasdaq’s minimum bid requirement for continued listing and, as a result, the Company’s common stock would be suspended from listing at the opening of business on August 11, 2011.  The Company has determined not to appeal Nasdaq’s decision and its securities began trading on the OTCQB Marketplace on August 11, 2011.  The Company's ticker symbol remains "GMTC".

Settlement agreement - On October 4, 2011, the Company entered into a Settlement Agreement (the “Settlement Agreement”), whereby, in exchange for payment of five-hundred Thousand Dollars ($500,000.00) (the “Settlement Amount”), the Company agreed to resolve, discharge and settle all claims that were or could have been brought by the Company against Lehman Brothers Holdings Inc. (“LBHI”), Lehman Brothers Inc., and certain individuals, including those claims asserted in the arbitration proceeding captioned GameTech International, Inc. v. Lehman Brothers Inc., et al. (Case No. 08-03389), pending before the Financial Regulatory Authority (“FINRA”) and the cases commenced in the United States Bankruptcy Court for the Southern District of New York, by LBHI and certain of its subsidiaries under Chapter 11 of Title 11 of the United States Code, Case No. 08-13555 (JMP), et seq.

The Settlement Agreement provides that payment of the Settlement Amount is subject to the approval of the United States Bankruptcy Court for the Southern District of New York.  On November 18, 2011, the United States Bankruptcy Court for the Southern District of New York entered an order in the above mentioned Chapter 11 cases, authorizing relief from the automatic stay, to the extent necessary to allow certain insurers to fund the Settlement Amount.  Substantially all of the Settlement Amount received was used to reduce outstanding debt.

License agreement - On October 31, 2011, the Company entered into a License Agreement with AGS, LLC (d/b/a American Gaming Systems) (“AGS”), pursuant to which the Company granted AGS the perpetual exclusive right to utilize five (5) game titles from the Company’s library of poker, keno, line-up, and blackjack VLT games (the “VLT Game Titles”), in the state of Illinois. The license includes the intellectual property rights associated with each of the five individual VLT Game Titles selected by AGS, including the game themes, graphical artwork, video images, audio features, math models, methodologies, and all patents, trademarks, logos and other intellectual property associated therewith. The Company retains all right, title and interest to the VLT Game Titles (including the right to sell, lease or license such titles outside Illinois), except as expressly granted to AGS under the License Agreement.

In consideration for the license, AGS paid the Company a non-refundable license fee of $1.0 million. The License Agreement also includes an option for AGS to license additional VLT Game Titles for use in Illinois from the Company’s library of existing VLT Game Titles and a right of first refusal and option to license newly developed VLT Game Titles for the Illinois market, in exchange for $200,000 per title selected. This option and right of first refusal will be available to AGS for a period of three years.  Substantially all of the proceeds from the license fee were used to reduce outstanding debt.

Sale of Corporate Headquarters - On November 2, 2011, the Company entered into a Purchase and Sale Agreement and Joint Escrow Instructions (the “Sale Agreement”) to sell certain real property and improvements and certain other assets including approximately 4.9 acres of land, an industrial facility consisting of approximately 115,000 square feet, and certain other assets related to (the property) to Kassbohrer All Terrain Vehicles, Inc. (the “Buyer”) for a purchase price of $6.125 million.

On December 28, 2011, the Company and the Buyer closed the sale of the Property.  Substantially all of the net proceeds from the sale of the Property were used by the Company to reduce the outstanding obligations under its Credit Facility.  There are no material relationships between the Buyer and the Company, or any of its affiliates directors, officers, or their associates, other than in respect of the transactions contemplated by the Sale Agreement.  Pursuant to the terms of the Sale Agreement, the Company leased a significant portion of the Property from the Buyer for a period of approximately sixteen months from the closing date.

Amendments to Bylaws - On December 7, 2011, the Board of Directors of the Company unanimously approved an amendment and restatement of the Company’s Bylaws effective November 30, 2011. Article II was amended to no longer require that, in order to serve as a director, an individual must (i) have the ability to be present, in person, at all meetings of the Board of Directors, and (ii) have at least five years of gaming industry experience, either as a member of the board of directors or as a senior executive officer of a company that operates within the gaming industry.  Article II was further amended to clarify that consent to any action of the Board of Directors, or of any committee thereof, taken without a meeting, may be done by electronic transmission.  Certain other immaterial changes were made to conform to the revised nomenclature, move provisions within the Bylaws, and to correct typographical errors.
RDGXBRLParseEnd

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

OVERVIEW

We are a domestic and international gaming technology company dedicated to the development and manufacturing of gaming entertainment products and systems. We hold a significant position in the North American bingo market with our interactive electronic bingo systems, portable and fixed-based gaming units, and complete hall management modules (our Bingo Segment).  We also hold a significant position in select North American VLT markets, primarily Montana, Louisiana, and South Dakota, where we offer video lottery terminals and related gaming equipment and software (our VLT Segment).  Historically, we have generated over 90% of our revenues domestically.  For the 13-week periods ended July 31, 2011 and August 1, 2010, approximately 93.5% and 93.7% of our revenues came from our Bingo Segment.

During fiscal 2011, there was a change in management of the Company.  On April 13, 2011, the Company entered into a consulting agreement with Kevin Y. Painter, a member of the Board of Directors of the Company, to advise the Company in its operations and provide guidance and assistance with contract manufacturers and suppliers.  On May 11, 2011, Mr. Painter was elected Chairman of the Board of Directors.  On June 21, 2011 the Board of Directors appointed Mr. Painter to serve as the Company’s President and Chief Executive Officer. On March 1, 2011 Andrew E. Robinson was promoted to Chief Financial Officer from Vice President of Operations.

We generate bingo revenue by placing electronic bingo systems in bingo halls under contracts based on (1) a fixed fee per unit; (2) a fixed weekly fee per terminal; or (3) a percentage of the revenue generated by each terminal. The degree of player acceptance of electronic bingo as an addition or an alternative to paper bingo affects the revenue growth of our Bingo segment.  Additionally, our revenue growth is dependent on our ability to expand operations into new markets and our ability to increase our market share in our current markets. Fixed-base bingo terminals generate greater revenue per terminal than portable bingo terminals, but also require a greater initial capital investment.  For the 13 week period ended July 31, 2011, approximately 77.1% of our bingo revenues were generated from our portable bingo systems as opposed to fixed-based bingo units, compared to 78.4% in the comparable prior year period.

Our VLT business generates revenue from the sale of new and used video lottery terminals (VLT’s) and related gaming equipment, software conversion kits, content fees, license fees, parts, and services. For the 13 week periods ended July 31, 2011 and August 1, 2010, we generated approximately 87.3% and 85.1%, respectively, of our VLT business sales from the sale of new and used equipment, conversion kits, and parts.  Increasing market share, replacement of outdated equipment in existing markets and expanding product placement into new markets drive revenue growth.

Cost of revenues includes expenses associated with technical and operational support of the bingo systems in bingo halls, depreciation and amortization of bingo terminals, cost of sales related to equipment sold, and repair/refurbishment/disposal costs of bingo terminals and related support equipment.  General and administrative costs (G&A) consist of expenses associated with management of the Company and the related support; including finance and accounting, legal, compliance, information systems, human resources, allowance for doubtful accounts receivable, and amortization of intangible assets.  Sales and marketing expenses consist primarily of commissions and co-op marketing funds paid to distributors for promoting and supporting our products, and compensation paid to our internal sales force to manage existing customers, to generate new customers, and sell additional and upgraded equipment.  Research and development costs consist of Company-sponsored activities to provide customers with new or enhanced games or game themes or software operating systems or modules for our VLT related gaming equipment and bingo terminals.

For the 13-week period ended July 31, 2011, we incurred a pre-tax net loss of $3.1 million or $0.27 per share.  The pre-tax loss of $3.1 million represents a $1.4 million improvement over the comparable prior year period.  G&A expenses for the third quarter of 2011 decreased from the prior period due to lower salaries and wages from staffing reductions realized in response to current business levels, reductions in bad debt expense and lower legal fees, offset in part by increased costs related to restructuring our long-term debt.  Sales and marketing expenses decreased for the third quarter of 2011 compared to prior year period due to reduced distributor commissions and lower salaries and wages from staffing reductions.  Research and development expenses decreased for the third quarter of 2011 compared to prior year period due to lower project costs as certain projects deemed unfeasible were discontinued and lower salaries and wages from staffing reductions.  Impairments of assets held for sale of $1.4 million and $1.9 million were recorded for the quarter and nine-month periods ended July 31, 2011, respectively.  During the prior year period, we recorded a gain of $1.4 million related to a recovery of the purchase price of Summit Amusement and Distributing, Ltd. with no comparable transaction in current year period.

For the status of the Company’s borrowing arrangements, see Note 13 to the Unaudited Consolidated Financial Statements.

Business Segments

Bingo - Historically, Bingo revenue for the third quarter is the lowest of the year.  As of July 31, 2011, we had bingo devices, games, and systems in service in 39 states, various Native American locations, the Philippines, and Canada.  We market portable, handheld and stationary, fixed-base bingo player devices; unique electronic and paper bingo games, such as Big Bad Bingo™ (“B3”™) and Crystal Ball Bingo®; other related for-fun games, such as solitaire; and bingo management systems.  Our devices display electronic bingo card images for each game and assist the players in managing and marking their bingo cards in physical bingo facilities operated in charitable, Native American, commercial, and military locations.  These devices enable players to purchase and play substantially more bingo cards compared to paper cards, typically leading to more fun and greater spend for the player and increased profits for the operator.  Our bingo management systems, such as Diamond Plus® and AllTrak 2®, provide bingo operators with important information regarding the profitability of their bingo hall(s), inventory systems, and player tracking demographics, among other modules.  We generally enter into one to three year contracts with bingo operators for the use of the bingo devices and management systems.

In the third quarter of fiscal 2011, deployment of the GameTech Edge Bingo System™ grew to eight states and one province in Canada.  Many of these installations also included the deployment of the exciting new Explorer™ handheld player device, which players and operators seem to prefer for its larger screen and other enhanced capabilities.  Additionally, in the third quarter of fiscal 2011, we upgraded our field trial version of the GameTech Edge Bingo System™ at Mohawk Bingo Palace in Hogansburg, New York.  This upgrade included the following additional management functionality modules: Inventory Management, Payout Center, Accruals and Bank Management.  At the start of the fourth quarter of fiscal 2011, we received Gaming Laboratories, Inc (GLI) certification for this latest release of the GameTech Edge Bingo System™.  Further enhancements to the GameTech Edge Bingo System™ were released during the final quarter of fiscal 2011 and included the release of our newest hand held bingo device, the Explorer II.  The Explorer II will provide the advanced functionality of the Explorer at a substantially lower production cost, making this product available to a wider variety of customers.  Internationally, operations in the U.K. have ceased but the Company has expanded penetration in the Philippines market with the introduction of the Traveler™ along with the B3™ stand-alone systems, the GameTech Edge Bingo System™, and Crystal Ball Bingo™.

VLT – We also manufacture and sell video lottery terminals (VLT’s), associated gaming equipment, and related software, collectively called the “VLT business.”  We entered the VLT business on March 28, 2007 with our acquisition of substantially all of the assets of Summit Amusement & Distributing, Ltd.  These machines are typically sold to route operators, bar/tavern gaming operators, and distributors.

Our product development efforts have focused on products specifically designed for several new markets as well as providing new and improved platforms and game content to our existing markets.  We continue to develop market specific products and games.  However, our ability to continue to develop these products in order to penetrate new markets and maintain and grow existing markets will largely depend on our ability to generate increased cash and/or raise additional capital as may be restricted by capital expenditure limits imposed by our Lenders.  See discussion within this Item under “Liquidity and Capital Resources.”

COMPARATIVE RESULTS OF OPERATIONS ~ 13-WEEK PERIODS ENDED JULY 31, 2011 AND AUGUST 1, 2010

Summary Table

The following table sets forth certain selected unaudited condensed consolidated financial data for the 13-week periods indicated:

13 Week Periods Ended July 31, 2011 and August 1, 2010
(In Thousands)
	Consolidated			Bingo		VLT		Corporate
	13 Week	13 Week	$ Change	$ Change	% Change	$ Change	% Change	$ Change	% Change
	Period Ended	Period Ended	Favorable/	Favorable/	Favorable/	Favorable/	Favorable/	Favorable/	Favorable/
	7/31/2011	8/1/2010	(Unfavorable)	(Unfavorable)	(Unfavorable)	(Unfavorable)	(Unfavorable)	(Unfavorable)	(Unfavorable)
Net Revenue	$6,150	$7,424	$(1,274)	$(1,207)	(17.3%)	$(67)	(14.3%)	$-	-%

Cost of revenues, excluding depreciation & amortization	1,944	1,976	32	183	11.0%	(151)	(47.5%)	-	-%
Depreciation and amortization	930	955	25	34	3.6%	(9)	(64.3%)	-	-%
	2,874	2,931	57	217	8.3%	(160)	(48.2%)	-	-%

Gross Profit	3,276	4,493	(1,217)	(990)	(22.7%)	(227)	(168.1%)	-	-%
Operating Expenses:
General and administrative	1,608	2,766	1,158	(332)	(188.6%)	1,393	169.7%	97	4.6%
Sales and marketing	1,485	2,324	839	409	23.2%	324	86.6%	106	56.4%
Research and development	851	1,643	792	136	22.2%	615	67.1%	41	35.7%
Depreciation and amortization	304	354	50	(5)	(27.8%)	10	4.1%	45	47.9%
Impairment loss, assets held for sale	1,440	2,870	1,430	-	-%	-	-%	1,430	49.8%
Summit Amusement settlement	-	(1,370)	(1,370)	-	-%	(1,370)	(100.0%)	-	-%
	5,688	8,587	2,899	208	9.4%	972	98.9%	1,719	31.9%

Income (loss) from operations	(2,412)	(4,094)	1,682	$(782)	(36.5%)	$745	87.9%	$1,719	31.9%

Other income (expense) (1):
Interest expense	(646)	(775)	129
Impairment of investments	-	(175)	175
Gain on sale of investments	-	514	(514)
Other, net	(30)	23	(53)

Income (loss) before income taxes (benefit)	(3,088)	(4,507)	1,419

Income taxes (benefit)	59	(592)	651

Net income (loss)	$(3,147)	$(3,915)	$768

(1) Measurement of segment profit and loss as reviewed by the chief operating decision-makers do not include other income (expense) items and income taxes as these items are not allocated to the segments.

Net revenues

The decrease in Bingo net revenue is due to pricing pressures and hall closures from adverse economic conditions, particularly in the charitable bingo market.  The decrease in VLT net revenues is from a reduction of software sales and new equipment sales recorded in earlier quarters in Montana.

Cost of revenues

The decrease in Bingo cost of revenue was primarily driven by lower contract labor in Florida and Louisiana at the bingo halls.  The higher VLT cost of revenues is related to the increased cost of components.

Gross profit

The decrease in Bingo revenue caused the 4.1 percentage point decrease in Bingo gross profit.  VLT gross margin decreased 51.9 percentage points from the prior year period due to the mix of sales, as current period cost of revenue was comprised of high cost new equipment and parts compared to the prior year period.

Operating expenses

General and administrative.  The increase in Bingo general and administrative operating expenses in current year was from higher bad debt.  The decrease in VLT general and administrative operating expenses in current year was due to improvements in bad debt.  Other general and administrative operating expenses that decreased were employee costs from staffing reductions, lower legal fees, offset in part by increased costs associated with on-going debt compliance and restructuring efforts.

Sales and marketing.  Bingo sales and marketing expenses decreased primarily due to lower distributor commissions based on lower revenues and reductions in labor costs.  The decrease in VLT sales and marketing expenses was related to reductions in labor costs and decreases in promotional expenses.

Research and development.  Bingo research and development expenses decreased as a result of reduced project costs as certain projects deemed unfeasible were discontinued.  VLT research and development expenses decreased as a result of reductions in staffing and lower project costs as certain projects deemed unfeasible were discontinued.

Depreciation and amortization.  Depreciation and amortization decreased as a result of the reclassification of our corporate headquarters to assets held for sale during the third quarter of fiscal 2010 and is no longer depreciated, rather it is periodically evaluated for possible impairment (Note 5).

Impairment loss, assets held for sale.  In the third quarter of 2010, the real estate housing the Company’s headquarters was listed as held for sale and written down to its estimated fair value.  During the quarter ended July 31, 2011, it was written down by an additional $1.4 million based on current market conditions and resultant valuation metrics.

Summit Amusement settlement.  In the third quarter of 2010 the Company recovered $1.4 million of the purchase price paid for our acquisition of substantially all of the assets of Summit Amusement and Distributing, Ltd. from a dispute regarding the business’s working capital.  There was no comparable transaction in the current year.

Other income (expense)

Interest expense.  Interest expense was impacted favorably by lower debt levels, less debt amortization costs to be amortized, and by a favorable swap adjustment.

Impairment of investments.  In the third quarter of 2010, the Company wrote down the net carrying value of its auction rate securities to zero.  There was no comparable transaction in the same period for the current year.

Gain on sale of investments.  In the third quarter of 2010, the Company sold auction rate securities for a gain of $0.5 million.  There was no comparable sale in the same period for the current year.

Other, net.  Decreases in other, net are primarily related to decreases in interest income as a result of the sale of the Company’s auction rate securities in the third quarter of 2010.

COMPARATIVE RESULTS OF OPERATIONS ~ 39-WEEK PERIODS ENDED JULY 31, 2011 AND AUGUST 1, 2010

Summary Table

The following table sets forth certain selected unaudited condensed consolidated financial data for the 39-week periods indicated:

39 Week Periods Ended July 31, 2011 and August 1, 2010
(In Thousands)
	Consolidated			Bingo		VLT		Corporate
	39 Week	39 Week	$ Change	$ Change	% Change	$ Change	% Change	$ Change	% Change
	Period Ended	Period Ended	Favorable/	Favorable/	Favorable/	Favorable/	Favorable/	Favorable/	Favorable/
	7/31/2011	8/1/2010	(Unfavorable)	(Unfavorable)	(Unfavorable)	(Unfavorable)	(Unfavorable)	(Unfavorable)	(Unfavorable)
Net Revenue	$24,367	$25,493	$(1,126)	$(3,979)	(17.3%)	$2,853	116.9%	$-	-%

Cost of revenues, excluding depreciation & amortization	8,638	8,214	(424)	746	13.8%	(1,170)	(41.9%)	-	-%
Depreciation and amortization	3,023	4,019	996	1,002	25.2%	(6)	(14.3%)	-	-%
	11,661	12,233	572	1,748	18.6%	(1,176)	(41.5%)	-	-%

Gross Profit	12,706	13,260	(554)	(2,231)	(16.3%)	1,677	425.6%	-	-%
Operating Expenses:
General and administrative	5,782	7,554	1,772	(510)	(127.2%)	1,892	158.2%	390	5.8%
Sales and marketing	5,026	7,497	2,471	1,431	24.8%	776	69.4%	264	42.9%
Research and development	2,717	4,715	1,998	736	35.0%	1,108	49.5%	154	41.3%
Depreciation and amortization	929	1,092	163	(11)	(17.7%)	30	4.1%	144	47.7%
Impairment loss, assets held for sale	1,885	2,870	985	-	-%	-	-%	985	34.3%
Summit Amusement settlement	-	(1,370)	(1,370)	-	-%	(1,370)	(100.0%)	-	-%
(Gain) on sale of bingo equipment	-	(633)	(633)	(633)	(100.0%)	-	-%	-	-%
	16,339	21,725	5,386	1,013	14.7%	2,436	62.3%	1,937	17.7%

Income (loss) from operations	(3,633)	(8,465)	4,832	$(1,218)	(18.0%)	$4,113	95.6%	$1,937	17.7%

Other income (expense) (1):
Interest expense	(1,570)	(1,549)	(21)
Impairment of investments	-	(175)	175
Gain on sale of investments	-	944	(944)
Other, net	289	101	188

Income (loss) before income taxes (benefit)	(4,914)	(9,144)	4,230

Income taxes (benefit)	137	10,723	(10,586)

Net income (loss)	$(5,051)	$(19,867)	$14,816

(1) Measurement of segment profit and loss as reviewed by the chief operating decision-makers do not include other income (expense) items and income taxes as these items are not allocated to the segments.

Net revenues

The decrease in Bingo net revenue is due to pricing pressures and hall closures from adverse economic conditions, particularly in the charitable bingo market.  The increase in VLT net revenues is primarily due to substantial completion in fiscal year 2011 of the first phase of our 2008 Purchase, Sale and Software Development Agreement with Rocky Mountain Industries, LLC.

Cost of revenues

The decrease in Bingo cost of revenue was primarily driven by large write-offs of obsolete equipment and parts in the second quarter of the prior year, staffing reductions, and lower contract labor in Florida and Louisiana at the bingo halls.  The increase in VLT cost of revenues is directly related to the increase in VLT cost of equipment for the completion of the first phase of our agreement with Rocky Mountain Industries, LLC, which included increased costs of components.

Gross profit

Bingo gross margin was 59.9%, an improvement of 0.7 points over 59.2% in the prior year period.  Bingo gross profit declined $2.2 million due to the $4.0 million decrease in bingo sales volume.  VLT gross margin was 24.2%, an improvement of 40.4 points over (16.2%) in the prior year period.  The increased VLT revenues drove the $1.7 million increase in VLT gross profit.

Operating expenses

General and administrative. The increase in Bingo general and administrative operating expenses in current year was from higher bad debt.  The decrease in VLT general and administrative operating expenses in current year was due to improvements in bad debt.  Other general and administrative operating expenses decreased due to a reduction in salaries and wages from staffing reductions, decreased legal expenses offset by ongoing debt compliance and restructuring costs related to restructuring our long-term debt.

Sales and marketing.  Bingo sales and marketing expenses decreased due to lower distributor commissions based on lower revenues, staffing reductions, and cutbacks in promotional expenditures.  The decrease in VLT sales and marketing expenses was due to staffing reductions and cutbacks in promotional expenditures.

Research and development.  Bingo research and development expenses decreased due to reduced project costs (as certain projects deemed unfeasible were discontinued) and staffing reductions.  VLT research and development expenses for the same period decreased as a result of staffing reductions and lower project costs due to fewer projects being worked on.

Depreciation and amortization.  Depreciation and amortization decreases were the result of the reclassification of our corporate headquarters to assets held for sale during the third quarter of fiscal 2010 and it is no longer depreciated, rather it is periodically evaluated for possible impairment (Note 5).

Impairment loss, assets held for sale.  In the third quarter of 2010, the real estate housing the Company’s headquarters was listed as held for sale and written down to its estimated fair value.  During the quarter ended January 30, 2011, an additional impairment loss of $0.4 million was recorded.  During the quarter ended July 31, 2011, an additional write down of $1.4 million was based on current market conditions and resultant valuation metrics.

Summit Amusement settlement.  In the third quarter of 2010 the Company recovered $1.4 million of the purchase price paid for our acquisition of substantially all of the assets of Summit Amusement and Distributing, Ltd. from a dispute regarding the business’s working capital.  There was no comparable transaction in the current year.

Gain on Sale of Bingo Equipment.  In the second quarter of 2010, the Company recorded a $0.6 million gain on the sale of bingo equipment (Traveler units and support equipment) to a distributor.  There was no comparable sale in the current year.

Other income (expense)

Interest expense.  Interest expense for the 2011 period are no longer allocated between business segments. Interest expense was impacted unfavorably by higher interest payments, offset by the elimination of PIK interest and a favorable adjustment from the interest rate swap agreement (Note 8).

Impairment of investments.  In the third quarter of 2010, the Company wrote down the net carrying value of its Auction Rate Securities to zero.  There was no comparable transaction in the same period for the current year.

Gain on sale of investments.  The Company sold auction rate securities for a gain of $0.9 million in 2010.  There was no comparable sale in the same period for the current year.

Other, net.  Increases in other, net is related to a one-time non-refundable deposit by an outside party that was recognized as income per the agreement in current year.

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

LIQUIDITY AND CAPITAL RESOURCES

As of July 31, 2011, our principal sources of liquidity included cash and equivalents of $2.1 million, restricted cash of $0.8 million and net accounts receivable of $2.9 million.  As of July 31, 2011, we had negative working capital of $21.2 million compared to a negative working capital of $19.8 million as of October 31, 2010; a decrease of $1.4 million.   The decrease in working capital of $1.4 million is related to operational decreases in current assets of $7.6 million and current liabilities of $6.2 million.  Of the decreases in current liabilities, $4.0 million was related to pay downs on our debt and interest rate swap.

Operating Activities:

Operating activities provided $3.9 million of cash for the 39 weeks ended July 31, 2011 compared to $2.9 million for the comparable period in 2010.

Operating assets decreased including net accounts receivable ($0.5 million), taxes receivable ($2.7 million), and inventory of ($1.8 million). Decreases in net accounts receivable were due to declines in revenues, decreases in income taxes receivable resulted from receipt of our 2006 income tax refund claim and the decrease in inventory was due to the sale and shipment of product.

Operating liabilities decreased $2.1 million primarily as a result of a $2.2 million reduction in deferred revenues related to shipment of product under the first phase of the Rocky Mountain Industries, LLC, agreement.

During the 39 weeks ended August 1, 2010, cash provided from operating activities was $2.9 million which consisted of a net loss of $19.9 million, adjusted positively by $6.7 million for depreciation, amortization, obsolescence provisions, valuation allowance for deferred taxes of $13.9 million, and impairment of real estate held for sale of $2.9 million, offset by $1.6 million in gains on sales of investments and bingo equipment.

Investing Activities:

Investing activities used approximately $2.3 million of cash during the 39 weeks ended July 31, 2011 compared to $2.1 million for the comparable period in 2010.  The $2.3 million use of cash primarily consisted of the purchase of bingo equipment for $1.0 million, deposits of $0.9 million on purchases of bingo equipment, and purchase of intangibles of $0.3 million.  During the 39 weeks ended August 1, 2010, the $2.1 million use of cash consisted of $1.6 million of capital expenditures, and $1.8 million in acquisition of a license to manufacture and distribute a portable hand-held gaming device, offset by $1.3 million proceeds from the sale of auction rate securities.

Financing Activities:

Financing activities used $1.5 million during the 39 weeks ended July 31, 2011, which consisted of $4.7 million used to pay down a portion of the Credit Facility and $0.5 million in closing fees incurred as a result of amending our loan agreement, offset by $3.7 million provided by restricted cash and proceeds from borrowings.  The $3.5 million used during the 39 weeks ended August 1, 2010 consisted of $2.3 million used to pay long-term debt, $2.4 million of restricted cash to pay down debt, offset by proceeds from borrowings under our Revolver portion of our Credit Facility of approximately $0.9 million and borrowings under our Line of Credit facility of  $0.3 million.

As of September 4, 2011, the Company determined that it was not in compliance with certain covenants contained in the Credit Facility with U. S. Bank N.A. and Bank of the West (collectively “Lenders”).  The noncompliance of those covenants was subsequently waived with the execution of the First Amendment on December 22, 2011. The First Amendment, among other things: (i) modifies certain financial covenants set forth in the Credit Facility; (ii) incorporates the Lender’s consent to the sale of the Company’s corporate headquarters (which occurred on December 28, 2011); (iii) requires the Company to maintain at least $350 thousand in liquidity through January 31, 2012 and at least $500 thousand in liquidity at all times thereafter; and (iv) waives any and all prior events of default.  There were no changes to the monthly payments of principal of $0.2 million from August 2011 through June 2012 and if extended, through June 2013, increasing to $0.3 million from November 2012 until the Credit Facility matures on June 2013 ($2.8 million) at which time the remaining principal balance of $12.2 million becomes due.  The Company expects that it will be required to make payments of $8.7 million in the twelve-month period ending July 29, 2012 (inclusive of approximately $0.6 million through the end of the current fiscal year ended October 30, 2011) to remain compliant with all of the Credit Facility covenants.  If all of the covenants and payments are met, the maturity date of the Credit Facility will be extended to June 30, 2013.  If that occurs, for the remaining period, (July 30, 2012 through June 30, 2013) the Company will be required to pay approximately $3.0 million with a remaining payment of $12.2 million.

On November 2, 2011, the Company entered into a Purchase and Sale Agreement and Joint Escrow Instructions (the “ Sale Agreement”) to sell certain real property and improvements and certain other assets including approximately 4.9 acres of land, an industrial facility consisting of approximately 115,000 square feet, and certain other assets related to the property to Kassbohrer All Terrain Vehicles, Inc. (the “Buyer”) for $6.125 million.  As of December 22, 2011, after giving effect to an unscheduled principal payment of $1.5 million on December 9, 2011, the outstanding balance under the Credit Facility was approximately $21.4 million.  Following the application of the net cash proceeds from the sale of the corporate headquarters, the outstanding balance under the Credit Facility as of December 28, 2011 was approximately $16.6 million.

On December 28, 2011, the Company and the Buyer closed the sale of the Property.  All of the net proceeds from the sale of the Property were used by the Company to reduce the outstanding obligations under its Credit Facility.  There are no material relationships between the Buyer and the Company, or any of its affiliates directors, officers, or their associates, other than in respect of the transactions contemplated by the Agreement.  Pursuant to the terms of the Agreement, the Company expects to lease a significant portion of the Property from the Buyer for a period of approximately sixteen months from the closing date.

For additional information related to our borrowings and recent First Amendment, see Note 13 and Note 17 to the Unaudited Consolidated Financial Statements.

RECENT ACCOUNTING PRONOUNCEMENTS

In May 2011, FASB issued an update (ASU No. 2011-04) to ASC 820, Fair Value Measurements and Disclosures, to develop common requirements for measuring fair value and for disclosing information about fair value measurements in accordance with GAAP and IFRS.  This update is effective for interim and fiscal years beginning after December 15, 2011.  The Company does not feel that this will have a material impact on the consolidated financial statements.

No other recently issued accounting pronouncements not yet adopted are expected to have a material impact on our financial position, results of operations, or cash flows.  There were no new accounting pronouncements that had a material impact on our financial statements during the nine months ended July 31, 2011.

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

Our management, with participation of our Chief Executive Officer and Chief Financial Officer, has completed an evaluation of the effectiveness of the disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(c).  Based on that evaluation, we concluded that our disclosure controls and procedures continue to remain ineffective as certain financial reporting staffing deficiencies caused a material weakness in the Company’s disclosure controls and procedures.  During the third quarter of fiscal 2011, the Company reassigned and added personnel and continues to make significant improvements in the performance review and approval of account analysis and accelerating the periodic closing process.

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

ITEM 2.      UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Not Applicable

ITEM 3.      DEFAULTS UPON SENIOR SECURITIES

Not Applicable

ITEM 4.      [RESERVED]

Not Applicable

ITEM 5.      OTHER INFORMATION

Not Applicable

ITEM 6.      EXHIBITS

3.1	Certificate of Incorporation GameTech International, Inc., as amended (1)
3.2	Certificate of Designation of Series A Junior Participating Preferred Stock GameTech International, Inc. (2)
3.3	Fourth Amended and Restated Bylaws of GameTech International, Inc. (3)
4.1	GameTech International, Inc. Registration Rights Agreement (4)
4.2	Rights Agreement, dated as of March 7, 2003, between GameTech International, Inc. and Mellon Investor Services, LLC, as rights agent (5)
4.3	Amendment No. 1 to Rights Agreement dated as of July 16, 2009, between GameTech International, Inc. and Mellon Investor Services, LLC, as rights agent (6)
4.4	Specimen Common Stock Certificate (2)
10.1	Amended and Restated Loan Agreement
10.11	Transition Employment Agreement between GameTech International, Inc. and William P. Fasig dated May 25, 2011.
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended.
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended.
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

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

(3)
Incorporated by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K dated December 12, 2011 as filed with the Commission on or about December 12, 2011 (Commission File No. 001-34447).

(4)
Incorporated by reference to Exhibit 4.1 to Amendment No. 1 to the Registrant’s Registration Statement on Form S-1 (Registration Statement No. 333-34967) as filed with the Commission on or about October 17, 1997 (Commission File No. 000-23401).

(5)	Incorporated by reference to Exhibit 4.3 to the Registrant’s Current Report on Form 8-K dated March 7, 2003, as filed with the Commission on or about March 10, 2003 (Commission File No. 000-23401).
(6)	Incorporated by reference to Exhibit 4.1 to the Registrant's Current Report on Form 8-K dated July 16, 2009 as filed with the Commission on or about July 20, 2009 (Commission File No. 000-23401).

101.INS**	XBRL Instance
101.SCH**	XBRL Taxonomy Extension Schema
101.CAL**	XBRL Taxonomy Extension Calculation
101.DEF**	XBRL Taxonomy Extension Definition
101.LAB**	XBRL Taxonomy Extension Labels
101.PRE**	XBRL Taxonomy Extension Presentation

** XBRL
information is furnished and not filed or a part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GameTech International, Inc.

Signature	Titile	Date

/S/ Kevin Y. Painter	Chief Executive Officer
	(Principal Executive Officer)	January 23, 2012

/S/ Andrew E. Robinson	Chief Financial Officer
	(Principal Financial and Accounting Officer)	January 23, 2012