Form 10-K
period 2011-10-30
GAMETECH INTERNATIONAL INC
filed 2012-02-02
CIK 1045014

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the 52 weeks ended October 30, 2011

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ to_______

Commission file number 000-23401
GameTech International, Inc.
(Exact name of registrant as specified in its charter)

Delaware	33-0612983
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

8850 DOUBLE DIAMOND PKWY, RENO, NEVADA	89521
(Address of principal executive offices)	(Zip Code)

 (775) 850-6000
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(g) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, par value $.001 per share Rights to Purchase Series A Junior Participating Preferred Stock	None (over the counter, "Pink Sheets")

Securities registered pursuant to Section 12(g) of the Act:

None (over the counter, "Pink Sheets")

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

Large accelerated filer  ☐  Accelerated filer  ☐ Non-accelerated filer  ☐ Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).     Yes ☐   No  ☒

The aggregate market value of common stock held by non-affiliates of the registrant based on the closing price of the registrant’s common stock as reported on the Nasdaq Capital Market on May 1, 2011, which was the last business day of the registrant’s most recently completed second fiscal quarter, was $1,900,000. For purposes of this computation, all officers and directors of the registrant are deemed to be affiliates.  Such determination should not be deemed to be an admission that such officers and directors are, in fact, affiliates of the registrant.

The number of shares of common stock, $0.001 par value, outstanding as of January 27, 2012, was 11,874,634 shares.

Documents Incorporated By Reference

Portions of the registrant’s definitive proxy statement for the 2012 Annual Meeting of Stockholders are incorporated by reference into Part III of this report.

GAMETECH INTERNATIONAL, INC.

ANNUAL REPORT ON FORM 10-K
52 WEEKS ENDED OCTOBER 30, 2011

Statement Regarding Forward-Looking Statements

The statements contained in this report on Form 10-K that are not purely historical are forward-looking statements within the meaning of applicable securities laws.  Forward-looking statements include statements regarding our “expectations,” “anticipation,” “intentions,” “beliefs,” or “strategies” regarding the future.  Forward-looking statements also include statements regarding revenue, margins, expenses, and earnings for fiscal 2012 and thereafter; expansion of products or product development; expansion into new domestic and international markets; potential acquisitions or strategic alliances; and liquidity and anticipated cash needs and availability.  All forward-looking statements included in this report are based on information available to us as of the filing date of this report, and we assume no obligation to update any such forward-looking statements.  Our actual results could differ materially from the forward-looking statements.

PART I

Item 1.              Business

General

Our company was incorporated in 1994 to develop and market interactive electronic bingo systems.  GameTech bingo products currently consist of portable, fixed-based, and server-based player terminals, inclusive of bingo operating systems ("Bingo" segment).  We also design, develop, and market gaming software and content for use in connection with video lottery terminals (VLTs) and slot machine equipment, including gaming devices  (the "VLT" segment).  Historically, most of our revenues have been generated domestically with the remainder from product placement in Europe, Canada, and Asia.  For information about our segments in addition to that which immediately follows, see Business Strategy also in Item 1 and Note 16 to our consolidated financial statements included in Item 8.

We are a domestic and international gaming technology company dedicated to the development and manufacturing of gaming entertainment products and systems. We hold a significant position in the North American bingo market with our interactive electronic bingo systems, portable and fixed-based gaming units, and complete hall management modules (our Bingo Segment).  We also hold a significant position in select North American VLT markets, primarily Montana, Louisiana, and South Dakota, where we offer video lottery terminals and related gaming equipment and software (our VLT Segment).  Historically, we have generated over 90% of our revenues domestically. The Company conducts a substantial amount of its business through distributor relationships, many of which act as our collection agent. One distributor represented 45.4% of our consolidated accounts receivable balance before allowances at October 30, 2011.

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

Nonprofit organizations sponsor charitable bingo games for fundraising purposes, while Native American enterprises and other government units and commercial entities operate bingo games for profit.  As of October 30, 2011, we had bingo systems placed in 38 states, various Native American locations, the Philippines and Canada.  Under the Indian Gaming Regulatory Act, or IGRA, electronic bingo may be played on Native American lands.  We estimate that bingo is currently played on Native American lands in 30 states.  As of October 30, 2011, we had terminals in operation in Native American bingo halls in 15 of those states.  For fiscal 2011 and fiscal 2010, 78.3% and 85.5% respectively, of our net revenue came from our Bingo segment.

In 2008, we released a new wireless server-based operating system, GameTech Elite®, which enabled us to offer expanded content, support, and functionality to our products.  The GameTech Elite® operating system has become the core operating system for our latest bingo platform, GameTech Edge Bingo System™.  The GameTech Edge Bingo System™ was released to the market in third quarter of 2010 and now operates in eight states and in Ontario, Canada.  In conjunction with this release, we introduced the Explorer™, our new state-of-the-art wireless bingo device, our Virtual Flash Board application, and our Vivid View fixed based terminal which boasts a 18.5 inch rugged touch screen designed for high volume bingo environments.  Since this initial release we have continued to expand on features and functionality adding new back office modules and game content to provide our operators with better ways to manage their operations and players with new interactive game play.  In May of 2011, we introduced a branded session bingo game; Slingo Jokers Wild™, along with additional back office features including inventory management and other modules.  In the third quarter of 2011, we began development of a new hand held player unit, the Explorer 2™, designed for longer play time and more robust platform and hardware to support the GameTech Edge Bingo System™ and new game content.  This new device was released in the first quarter of 2012.  In the last quarter of 2011, we began work on a stand-alone verifier, Bingo Boss™, which allows any bingo hall to play our proprietary games in paper only format.  The Bingo Boss™ will expand our ability to provide new interactive bingo content to halls that do not currently utilize our electronic bingo systems.  In addition to bingo systems and player terminals, we develop and market exclusive bingo based speed games, namely our Big, Bad Bingo™ or “B3™” game suite, which currently can be played on fixed-based terminals and on the Explorer™.

VLT Segment

We also manufacture and sell video lottery terminals, associated gaming equipment, and related software and game content, collectively called the “VLT business.”  We entered the VLT business on March 28, 2007 with our acquisition of substantially all of the assets of Summit Amusement & Distributing, Ltd. (“Summit Gaming”) for $40.9 million ($39.5 million net of a $1.4 million settlement in 2010) in cash.  These machines are typically sold to route operators, bar/tavern gaming operators, and distributors.

Our VLT business includes VLTs (state monitored Class III gaming machines), traditional slot (Class III) gaming machines, related software, and game content.  Our equipment is operated in casinos, bar/taverns, truck stops, and other locations approved by the various jurisdictions.  As of October 30, 2011, we had VLT terminals placed and in service in seven states.  We sell VLTs and related software and equipment primarily in Louisiana, Montana, and South Dakota.  For fiscal 2011 and 2010, 21.7% and 14.5% respectively, of our net revenue came from our VLT segment.

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

Business Strategy

Our goals are to be a leading provider of electronic bingo products in the United States, on Native American lands, and internationally, and a quality provider of VLT products in selected markets.  Key elements of this strategy include the following:

Expand Product Offerings and Emphasize Unique Gaming Content

We plan to expand the number of Bingo products we offer and the price range of solutions available to our customers.  We also plan to initiate an extensive Bingo equipment refurbishment program over the next two years for equipment currently placed with customers.

Our product development vision focuses on “player-centricity” and the core belief that the power of game design, and entertainment focused on the player will, ultimately maximize the potential for operator profitability.  We focus on delivering innovative entertainment through all our gaming products. We believe our commitment to innovation, player experience, and performance enables us to constantly improve results and out-perform our competition.

Our electronic bingo products allow bingo operators to offer players many purchase and play options.   We are continuing to expand our product lines so bingo operators can offer players more options, including terminals that are capable of supporting a variety of different games. Our current electronic bingo player terminal portfolio includes five portable models, one with black and white display and four with color displays, two fixed-based color terminal models, and various back-office management systems.

In the third quarter of fiscal 2011, we introduced Slingo Jokers Wild™ on the GameTech Edge Bingo System™.  This bingo game provides a new element of challenge and player interaction to bingo by introducing “wild” numbers and colorful and uniquely branded graphics.  Slingo Jokers Wild™ was certified by Gaming Laboratories International for use in Native American markets in the last quarter of 2011. In the third quarter of fiscal 2011 we also began development on a next generation of hand held player terminals, the Explorer2™, designed to support a growing library of new game concepts with improved play time and hardware reliability. The Explorer2™ was successfully beta-tested and launched during the first quarter of fiscal 2012.

The gaming content developed for our VLT segment includes unique video poker and keno games that have allowed us to generate and hold market share as leaders in the Montana, Louisiana, and South Dakota VLT markets. We believe revenue growth will be driven by increasing market share in our existing markets and expanding product placement into new markets.

Expand Internationally

We plan to continue to expand our bingo operations outside of the United States.  We currently have an installed base of bingo terminals in Canada and the Philippines.  International revenue as a percentage of our total revenue was 4.8% in fiscal 2011 and 6.3% in fiscal 2010, all of which was attributable to our bingo segment.

Develop Strategic Alliances

We plan to continue to review growth opportunities through strategic alliances that could extend our presence into new geographic markets, expand our customer and product base, add new products, improve our costs of goods sold, and provide operating synergies.

Products – Bingo

We provide bingo operators with a variety of electronic player terminals and back-office management systems. The newest of these systems is known as the GameTech Edge Bingo System™.  This operating system includes Point-of-Sale (POS) functionality and player tracking for bingo operators that allows them to consolidate to one system for selling bingo paper and electronics, while also loading the appropriate sales information to electronic player terminals. The GameTech Edge Bingo System™ provides bingo operators a verifier that confirms whether a “BINGO” is legitimate and has been won on a bingo card (whether electronic or paper) that was sold during the session.  The GameTech Edge Bingo System™ fully supports bingo hall management with a compliment of back office modules including automated payouts, progressive accruals and money tracking to facilitate balancing of sales and cash for security and accuracy.  In addition to traditional electronic bingo applications and features, the GameTech Edge Bingo System™ also offers new cutting edge features such as a virtual flash board, Wi-Fi portable units, and various new raffle and bingo games.

We continue to offer bingo operators a back-office management systems known as AllTrak2® and Diamond™. AllTrak2 is typically integrated with our electronic bingo terminals to provide bingo operators with a package of accounting and marketing software that enhances their ability to manage the bingo hall. The AllTrak2 system is a Windows-based, multi-purpose accounting system for bingo hall operators running on standard PCs. AllTrak2 operates together with the Diamond™ system and significantly enhances the user interface at POS terminals. In addition, the systems provide inventory-tracking capabilities for bingo paper, complete sales data, and player tracking systems.

We design our electronic bingo systems to provide maximum appeal to bingo players and hall operators. The primary benefits to players of our bingo terminals include the following:

·	the ability to play up to 2,000 electronic bingo cards during one bingo game, depending on jurisdictional regulations, which is significantly more than can be played on paper;
·	the ability to electronically and simultaneously mark the called numbers on all cards being played, thereby reducing player error in missing or mismarking a number;
·	the ability to alert the player upon attaining a “BINGO,” thereby reducing the chance a player misses winning a prize; and
·	the ability to expand game content and betting options to increase revenues and player appeal.

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

Portable Bingo Terminals

Our portable bingo terminals operate similarly to our fixed-based terminals. We currently have seven models of portable bingo terminals in commercial use.  Our color portable terminals are the Explorer2™, Explorer™, Traveler II™, Tracker®, Traveler®, and TED2C®. Our legacy black and white terminal is the TED®. As numbers are input into the terminals, either manually or by way of wireless communication, each bingo card being played is then simultaneously marked. These terminals can mark up to 2,000 cards per game, depending on the device. In a portable system, the file server, caller unit, and sales units are similar to, and can be shared with, those of fixed-based systems. The portable terminal can recognize any bingo game format that the bingo operator wishes to play and alerts the player, both audibly and visually, when “BINGO” has been achieved.

The Explorer2™ is GameTech’s newest portable Wi-Fi bingo device with enhanced 10” touch screen, 10+ hours of continuous battery life and a new colorful design that is both attractive and rugged enough to withstand the bingo hall environment.  The Explorer2™ supports the latest bingo games including Slingo Jokers Wild™ and interfaces exclusively with the GameTech EDGE Bingo System™.

The Explorer™ is a wireless portable terminal with a brilliant 10.2 inch color touch screen.  The Explorer supports the latest Wi-Fi 802.11 technology, two “hot-swappable” high capacity lithium ion battery packs for continuous play, and is expandable to incorporate a variety of new gaming content in addition to session bingo.

The Traveler II™ is a portable player terminal introduced in 2008 based on the original Traveler design with enhanced two-way Wi-Fi communications to allow players to purchase more cards mid-session and increase speed of sales for the operators. This easy-to-use device operates exclusively on the new GameTech Edge Bingo System™.

The Tracker® portable terminal offers a low-cost color alternative to players preferring the familiarity of our TED® terminal. The Tracker was developed in 2006, with widespread installations in 2007 and 2008. The Tracker incorporates many of the favored features of our TED® terminal with the added enhancement of a high-resolution color screen. The Tracker terminal can display up to 6 bingo cards at a time while monitoring the play of 600 cards in a single game. The Tracker interfaces with our AllTrak2, the Diamond™ POS system, or the new GameTech Edge Bingo System™.

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

Fixed-Based Bingo Systems

Our fixed-based bingo systems consist of a local area network of PC computers, including a server, a caller unit, a sales unit, and the player’s terminals. All terminals in the fixed-based bingo system use PC hardware and are operated with touch screen displays. A complete fixed-based bingo system consists of the following:

System Server: The GameTech(R) EDGE Bingo System™ is a comprehensive operational software platform that enables bingo management and staff to efficiently run, monitor and report Bingo games in real time.

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

Sales Unit. The sales unit is a point-of-sale terminal where all customer purchases are transacted. Using a touch screen, the cashier activates player buy-in choices for each session while the unit automatically calculates pricing and totals. The player receives a printed receipt itemized by date, session, and quantity of electronic bingo card images purchased.

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

Products - VLT

VLT Equipment and Game Content

We conduct an ongoing research and development program to enhance the features and capabilities of our various product lines, to maintain a competitive advantage in the marketplace, to extend our product line with new games and applications, and to continually reduce the cost of both product development and product manufacturing.  During fiscal 2011, we spent approximately $1.5 million for company-sponsored VLT research and development activities compared with approximately $2.9 million during fiscal 2010.

GameTech has developed many unique game themes that include rich visual content as well as unique game pay tables that are designed to attract customers seeking a variety of gaming experiences.  In addition, we have acquired externally developed unique game content to complement our game library.  We will continue to develop game content internally and selectively acquire game content externally.   Development of game content in the future will be a key initiative as we look to expand our presence in the existing markets as well as expand into new markets.  We also license our game content to other manufacturers in select jurisdictions.  On October 31, 2011, in consideration of a $1.0 million fee, the company licensed five game titles to American Gaming Systems (AGS) in the state of Illinois. The license agreement also includes a three-year option for AGS to license additional VLT game titles for use in Illinois from the Company's library of existing VLT titles and a right of first refusal and option to license newly developed VLT titles for the Illinois market, in exchange for $200,000 per title selected.

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

Sales, Marketing, and Distribution

Bingo.  As a global gaming technology company dedicated to the development and manufacturing of cutting-edge gaming entertainment products and systems, GameTech holds a predominant position in the North American bingo market with its interactive electronic bingo systems, portable and fixed-based gaming units as well as complete hall management modules. Our bingo products are sold through an internal sales force that sells directly to bingo hall and casino operators as well as through local and regional third-party distributors. GameTech strives to work with only those third-party distributors who have the largest market share or other unique advantages in bingo supplies for their respective geographic areas.  Our distributors, typically, work in defined geographic jurisdictions under one to three-year agreements with exclusivity provisions with GameTech, where applicable.  This exclusivity allows us to align our mutual interests in the market and seek to maintain or strengthen our market positions.

Our sales force works to support our network of distributors as well as service customers directly in non-distributor markets. Our staff of sales personnel consults with bingo operators to optimize the use of electronics in their games and to improve their profitability.

Our marketing strategy is to target bingo players and provide new game content and concepts that appeal to a wider player base and to re-energize the bingo market.  We will continue to offer superior support for bingo hall operators by providing bingo systems that include:

·	installation by us at no cost to the bingo operator;
·	training sessions for the bingo staff;
·	promotional sessions to introduce players to the system;
·	advertising and point-of-sale materials; and
·	an ongoing service and maintenance program.

VLT.  Our VLT equipment is sold through an internal sales force that sells directly to gaming operators as well as distributors.  In Montana, West Virginia, and South Dakota we primarily sell directly to gaming operators through our sales force.  In Louisiana, as required by law, we sell to one distributor who then sells product to the gaming operators throughout the state.  Our marketing strategy is to target both large and small gaming operators and demonstrate the benefits and competitive advantages of our VLT equipment that is focused specifically on the uniqueness of local VLT and route markets.

In May 2008, we entered into a Purchase, Sale and Software Development Agreement with Rocky Mountain Industries LLC (“RMI”) of Montana, a leader in the Montana gaming market.  The agreement called for an initial order of 500 gaming machines, with an option for the customer to purchase an additional 500 machines.  The contract specified a new cabinet style for the gaming machines and also called for the Company to provide custom development of five new games and retrofit sixteen existing games (“Initial Custom Games”).  The agreement also called for the Company to develop and provide an additional ten custom games over the next several years (“Additional Custom Games”).  In October of 2008, the Company obtained approval of the new cabinet from Montana Gaming Control Division.  In March 2010, the Company began discussions with RMI to amend certain terms and provisions in their 2008 purchase, sale, and software development agreement.  The discussions began as a result of delays in completing the custom software development for this project, which were in part due to changes to the product requirements and specifications.  In October 2010, the Company executed an amendment to the agreement with RMI that includes, among other things, a reduction in the number of units for the initial order from 500 units to 300 units and changes to the delivery schedule for completion and regulatory approval of the Initial Custom Game software, the Additional Custom Game software, and for delivery and installation of the gaming devices.  These changes reduced the aggregate amount of revenue to the Company that was contemplated under the original agreement.  In January 2011, the Company completed development of the Initial Custom Games, obtained final regulatory approval, and in February 2011, completed the installation of the initial order of 300 units. The Company has continued on with the contract, which includes obligations to develop and deliver up to nine custom games over the next nine years.

Target Markets

Bingo.  GameTech targets thousands of charities licensed to operate bingo games in the United States and Canada. We also target Native American bingo halls and commercial entities in the United States and foreign markets. As of October 30, 2011, we had terminals in over 286 locations serving over 343 bingo operators.  For the 52 weeks ended October 30, 2011, portable terminals generated approximately 78% of our bingo revenue and fixed-based terminals generated approximately 22% of our bingo revenue.

VLT.  As of October 30, 2011, we sold VLT equipment, parts, and related software in seven states, with Louisiana, Montana, and South Dakota casino markets representing 99.7% of our overall VLT sales.  The VLT revenue stream and percentage contribution in these major markets consists of the sale of new equipment (63.5%), used equipment (10.2%), software upgrades (1.8%), and parts and other (24.5%).

Materials and Supplies

We purchase all bingo and VLT hardware components from various domestic and international suppliers.  Our bingo and VLT components are assembled and systems are configured or manufactured at our facilities in Reno, Nevada and Billings, Montana.

Intellectual Property

We regard our products as proprietary and rely on patent, copyright, trademark, and trade secret laws to protect our proprietary rights and to protect our investment in research and development.

Patents. We own approximately 19 United States and international patents and applications, most of which are related to future products and methods that have not yet been introduced, potential product modifications and improvements, and to products we do not currently offer. With few exceptions, all of these patents are either owned by the Company or are subject to an exclusive license for gaming purposes. Some of the patents (primarily our game play method patents) that we own are issued only in the United States.  A majority of the technology is developed internally, however, some of our technology has been purchased and/or has been licensed.

Trademarks. We own numerous United States and international trademark registrations, applications and common law trademarks. Some of the more important marks include: “AllTrak,” “AllTrak2,” “B3,” “Big Bad Bingo,” “Bingo Boss,” “Blazing Quarters,” “Cadillac Bingo,” “Cash Countdown,” “Cow Abduction,” “Crazy Pays,” “Crystal Ball Bingo,” “Demolition Poker,” “Diamond,” “Gambler’s Edge,” “Gambler’s Edge Poker,” “GameTech,” “GameTech Edge Bingo System,” “GameTech Elite,” “GameTech Phoenix,” “High Country Montana Poker,” “Hot Flush,” “Jukebox Jungle,” “Jokers Jackpot,” “Montana Choppers,” “MegaPlex,” “Miner’s Treasure,” “Montana Choppers,” “Montana Poker II,” “Nevada Classic,” “Payline Poker,” “Pays All Poker,” “Penny Power,” “Peter Jacobsen Challenge Keno,” “Poker Dogs,” “Raging Rubies,” “Royal Touch,” “Sands Of Time,” “Spill Over,” “Stacking Cash Keno,” “Stars and Stripes Keno,” “Sweet Success,” “Sunken Treasure,” “TED,” “TED2C,” “The Electronic Dauber,” “Tracker,” “Traveler,” “Treasure Hunt Keno,” “Vault of Gold Keno,” “Wild Biker,” “Wild Widow Poker,” and “Who Dat Poker.”

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

VLT.  The VLT industry is highly competitive and is driven primarily by the ability of manufacturers to develop appealing video reel, video poker, and keno game content as well as the ability to provide their customers with a stream of new games to meet ever changing customer needs.  The development or acquisition of new game content is critical to remaining competitive in the VLT industry as our competitors continue to develop new game content.  By providing our customers with a variety of game options and configurations, we can differentiate our products and services from our competitors as well as provide for a built-in loyalty base of customers for conversion and upgrade sales that can provide a steady stream of recurring revenue.  We compete primarily with other VLT manufacturers in VLT- and route-based markets, including but not limited to International Game Technology and Spielo International.

Government Regulation

We are subject to regulation and oversight by governmental authorities in virtually all jurisdictions in which we conduct business. As of October 30, 2011, we held approximately 70 licenses with various regulatory agencies. The regulatory requirements vary from jurisdiction to jurisdiction. Governmental regulations may require licenses, approvals, findings of suitability, or qualifications for our company as well as for our products, officers, directors, certain personnel, significant stockholders, or other associated parties. The term “significant stockholder” typically refers to any beneficial owner of 5% or greater of our capital stock. Any person who fails or refuses to comply with these regulatory requirements could be subject to disciplinary or legal action, which could adversely impact our company, including the loss of any existing license, the ability to obtain a future license, and our ability to conduct business in one or more jurisdictions.  The licensing approval and finding of suitability processes can be lengthy and expensive. On Native American lands, regulations result from the laws of each tribe, the provisions of IGRA, and various tribal-state compacts. Many jurisdictions have comprehensive licensing, reporting, and operating requirements with respect to the manufacture, development, assembly, support, distribution, sale, lease, use, and operation of bingo and bingo-related products, including electronic bingo equipment. These requirements have a direct impact on the conduct of our day-to-day operations.  In substantially all jurisdictions in which gaming is legal, the regulatory authority imposes operating restrictions on gaming and on the form of business relations we can have with the gaming operator entities. Generally, regulatory authorities may deny applications for licenses, other approvals, or findings of suitability for any cause they may deem reasonable. There can be no assurance that our company or our hardware or software products, personnel, officers, directors, significant stockholders, distributors, vendors, consultants, or other associated parties will receive or be able to maintain any necessary licenses, other approvals, or findings of suitability. The loss of a license or a product approval in a particular jurisdiction may prohibit us from realizing revenue in that jurisdiction and may adversely impact our license or product placements and ability to realize revenue in other jurisdictions. Any change in law or regulation by a jurisdiction, or an unfavorable interpretation of any law or regulation, could adversely impact our ability to earn revenue.

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

Employees

As of January 27, 2012, we had approximately 131 full-time and 2 part-time employees. We are not subject to collective bargaining agreements with our employees, and we believe that our relations with our employees are good.

Item 1A.            Risk Factors

Not required.

Item 1B.            Unresolved Staff Comments

None.

Item 2.               Properties

On August 22, 2008, we purchased real property in southeast Reno, Nevada. The real property consists of approximately 4.9 acres with a building of approximately 115,000 square feet that is used as our headquarters and for manufacturing operations.  We invested approximately $2.7 million in additional improvements to the interior of the building to add office space, and provide for the manufacturing and assembly needs of bingo and VLT equipment. The total price of the property along with improvements to the building totalled $10.8 million. The loan we obtained to finance the purchase and improvements to the real property is secured by all of the assets of GameTech International Inc. and all of its wholly-owned subsidiaries, including a first mortgage on this real property.  During the quarter ended August 1, 2010, we decided that this real property, housing our headquarters and warehouse space in Reno, Nevada would be listed for sale (see Note 5 to the consolidated financial statements).  On December 28, 2011 the property was sold for $6.125 million. Pursuant to the terms of the Agreement, the Company leases a significant portion of the property from the buyer pursuant to the terms of a lease agreement.  Our lease expires April 2013, at which time the Company will relocate its corporate offices.

We operated a 1,790 square-foot site in Southlake, Texas for our bingo operations until our lease expired December 31, 2010.  We lease a facility in Billings, Montana for our VLT operations: a 10,000 square-foot site which expires in August 2012. In addition, we also lease a 4,600 square-foot facility in Las Vegas, Nevada which expires August 2013.  We lease several other storage facilities, none of which are material to our operations. We believe that our facilities will be adequate for our needs for the foreseeable future.

Item 3.               Legal Proceedings

For information regarding the Company's legal proceedings, see Note 9 to our consolidated financial statements contained herein.

Item 4.               (Removed and Reserved)

PART II

Item 5.               Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities

Our common stock trades on the OTC Marketplace under the symbol “GMTC.” The following table sets forth high and low sales prices of our common stock for the period indicated during each quarter from October 31, 2010:

	High	Low
52 Weeks Ended October 31, 2010
First Quarter	$1.60	$0.01
Second Quarter	$2.12	$1.50
Third Quarter	$2.19	$0.59
Fourth Quarter	$0.63	$0.22
52 weeks October 30, 2011
First Quarter	$0.90	$0.25
Second Quarter	$0.48	$0.20
Third Quarter	$0.30	$0.17
Fourth Quarter	$0.30	$0.03

On January 27, 2012, the last reported sales price of our common stock was $0.07 per share, with 140 record holders of our common stock.

For information regarding the Company’s equity securities authorized for issuance under the Company’s equity compensation plans (all of which have been approved by the Company’s stockholders), see Note 10 to the audited consolidated financial statements contained herein.

Dividend Policy

During fiscal 2011 and 2010, the Company did not declare or pay any dividends.  Any payment of dividends in the future will be reviewed by our Board of Directors and will depend upon, among other factors, our earnings, financial condition, capital requirements, level of indebtedness, contractual restrictions with respect to the payment of dividends, and other considerations that our Board of Directors deems relevant. Under our current Credit Facility, any payment of cash dividends requires prior bank approval.

Item 6.               Selected Financial Data

Not required.

Item 7.               Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with our consolidated financial statements and notes thereto included elsewhere in this report. The following discussion contains certain forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from the expectations reflected in these forward-looking statements.

Overview

We design, develop, and market bingo gaming devices and bingo operation management systems, VLT’s, slot machines and related software.  VLT’s, slot machines and related software are collectively referred to as “VLT business”.  We report on a 52/53 week fiscal year.  Fiscal years ended October 30, 2011 and October 31, 2010 both included 52 weeks.  The next 53 week year will be the fiscal year ending November 1, 2015.

We are a domestic and international gaming technology company dedicated to the development and manufacturing of gaming entertainment products and systems. We hold a significant position in the North American bingo market with our interactive electronic bingo systems, portable and fixed-based gaming units, and complete hall management modules (our Bingo Segment). We also hold a significant position in select North American VLT markets, primarily Montana, Louisiana, and South Dakota, where we offer video lottery terminals and related gaming equipment and software (our VLT Segment). Historically, we have generated over 90% of our revenues domestically. For fiscal 2011 and 2010, 78.3% and 85.5% respectively, of our net revenue came from our Bingo segment.

For the 52-week periods ended October 30, 2011 (fiscal 2011) and October 31, 2010 (fiscal 2010), our portable bingo terminals, fixed-based bingo terminals, and VLT businesses made the following contributions to revenue:

	2011	2010

Portable Bingo Terminals	60%	67%
Fixed Base Bingo Terminals	18%	19%
VLT/Slot Equipment	22%	14%

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

Our VLT business generates revenue from the sale of VLT’s (new and used), software conversion kits, content fees, license fees, participation fees, parts, and services.  For fiscal 2011 96.7% and for fiscal 2010 94.6% of our VLT business sales were derived from the sale of new and used equipment, conversion kits, and parts.

Our bingo and VLT expenses consist primarily of service costs associated with our bingo segment and product costs associated with the VLT segment (cost of revenue), general and administrative expense, sales and marketing expense, and research and development expense.  Service costs associated with our bingo segment consist primarily of payroll and related expense, depreciation and maintenance of equipment placed, and regulatory fees.  Product costs associated with the VLT segment includes primarily parts, payroll and related assembly costs associated with the manufactured products, including the write-off of excess and obsolete inventory.  General and administrative costs consist of expenses associated with management of our company and the related support; including finance and accounting, legal, compliance, information systems, human resources, allowance for doubtful accounts receivable, and amortization of intangible assets acquired from the Summit acquisition.  Sales and marketing expenses consist primarily of commissions paid to distributors for promoting and supporting our products, and compensation paid to our internal sales force to manage existing customers, to generate new customers, and to sell additional and upgraded equipment.  Research and development costs consist primarily of payroll and related expense and component parts related to the design, development, and testing of new or materially enhanced games or game themes for our VLT and slot machines, and to develop and test new or materially enhanced wireless server-based bingo systems and improved bingo terminals.

Business Segments

Bingo - As of October 30, 2011, we had bingo devices, games, and systems in service in 38 states, various Native American locations, the Philippines, and Canada.  We market portable, handheld and stationary, fixed-base bingo player devices; unique electronic and paper bingo games, such as Big Bad Bingo™ (“B3”™) and Crystal Ball Bingo®; other related for-fun games, such as solitaire; and bingo management systems.  Our devices display electronic bingo card images for each game and assist the players in managing and marking their bingo cards in physical bingo facilities operated in charitable, Native American, commercial, and military locations.  These devices enable players to purchase and play substantially more bingo cards compared to paper cards, typically leading to more fun and greater spend for the player and increased profits for the operator.  Our bingo management systems, such as Diamond Plus®, AllTrak 2®, and our newest system the GameTech Edge Bingo System®, provide bingo operators with important information regarding the profitability of their bingo hall(s), inventory systems, and player tracking demographics, among other modules.  We generally enter into one to three year contracts with bingo operators for the use of the bingo devices and management systems.

During fiscal 2011, deployment of the GameTech Edge Bingo System™ grew to eight states and one province in Canada.  Many of these installations also included the deployment of our new Explorer™ handheld player device, which players and operators seem to prefer for its larger screen and other enhanced capabilities.  In the third quarter of fiscal 2011, we completed a successful field trial of an upgraded version of the GameTech Edge Bingo System™ at Mohawk Bingo Palace in Hogansburg, New York.  This upgrade included the following additional management functionality modules: inventory management, payout center, accruals and bank management.  During the fourth quarter of fiscal 2011, we received Gaming Laboratories, Inc (GLI) certification for this latest release of the GameTech Edge Bingo System™, which will enable a wider release of this system into the tribal bingo market.  Further enhancements to the GameTech Edge Bingo System™ were released during the final quarter of fiscal 2011, which were coupled with the release of our newest hand held bingo device, the Explorer II™.  The Explorer II will provide the advanced functionality of the Explorer at a substantially lower production cost, making this product available to a wider variety of customers.  Internationally, operations in the U.K. ceased during fiscal 2011; however the Company has expanded penetration in the Philippines market with the introduction of the Traveler™ along with the B3™ stand-alone systems, the GameTech Edge Bingo System™, and Crystal Ball Bingo™.

During fiscal 2011, the Company’s management also developed and implemented certain strategic plans focused the introduction of new bingo products and systems, including (1) a new stand alone bingo verification system, known as the “Bingo Boss™”, which was introduced in December 2011 on a limited basis, (2) the development of our next generation bingo management system, “GameTech Phoenix™”, and (3) development of a new low production cost portable bingo device.  The GameTech Phoenix™ system, which is expected to be introduced during fiscal 2012, is being designed to perform all the functions of previous operating systems as well as the capabilities needed to satisfy the needs of larger tribal casinos and commercial bingo halls and casinos.  These operators demand a higher level of security and accountability as well as an enhanced set of functional features, which the GameTech Phoenix™ system will support.  The GameTech Phoenix™ system also addresses a number of customer entertainment needs and allows GameTech to focus on different variations of the game of bingo and offer unique bingo game content. The system was redesigned from the ground up based on the experience of past products as well as emerging technologies not available during the design of previous products.  The new low production cost portable bingo device has also been design from the ground up and is expected to offer a unique form-factor and more engaging user interface.

VLT – We also manufacture and sell video lottery terminals (VLT’s), associated gaming equipment, related software, and game content, collectively called the “VLT business.”  We entered the VLT business on March 28, 2007 with our acquisition of substantially all of the assets of Summit Amusement & Distributing, Ltd.  Our VLTs are typically sold to route operators, bar/tavern gaming operators, and distributors.

During fiscal 2011, our VLT product development efforts remained focused on products specifically designed for several new markets as well as providing new and improved platforms and game content to our existing markets.  During fiscal 2011, we also increased our efforts in pursuing game content licensing opportunities through other manufacturers and distributors of gaming products.  We continue to develop market specific products and games.  However, our ability to continue to develop these VLT products, and our ability to continue to develop new bingo products, in order to penetrate new markets and maintain and grow existing markets will largely depend on our ability to generate increased cash and/or raise additional capital as may be restricted by capital expenditure limits imposed by our lenders under our existing credit facility.  For additional information, see discussion within this Item under “Liquidity and Capital Resources.”

Fiscal 2011 Highlights

During fiscal 2011, we incurred a net loss of $6.4 million, compared to a net loss of $20.4 million for fiscal 2010.  Significant factors attributing to the fiscal 2011 loss include:

·	$4.3 million or 12.2% decrease in revenue primarily due to a declining economy and increased regional competition offset in part by decreases in cost of revenue of approximately $1.3 million.
·	$1.6 million increase in VLT sales.
·	$3.5 million reduction in employee costs from prior year.
·	$2.9 million lower provision for bad debt.
·	$1.9 million impairment of assets held for sale.
·	$1.1 million decrease in R&D project costs.
·	$1.0 million decrease in distributor commissions.
·	$9.4 million lower provision for income taxes.

Significant subsequent events (see Note 17), occurring after the year ended October 30, 2011 include:

·	Sale of the corporate headquarters for $6.125 million, of which substantially all the proceeds went toward the reduction of debt.
·	Entering into a First Amendment to Amended and Restated Loan Agreement and Waiver of Defaults with the Lenders.
·	$0.5 million received from Lehman Brothers in settlement of our auction rate securities claim.

Our capital expenditures in fiscal 2011 were $3.6 million, a decrease of approximately 32.1% from $5.3 million during fiscal 2010.

During fiscal 2011, there were changes in management of the Company.  On April 13, 2011, Kevin Y. Painter was elected to serve on our Board of Directors.  Simultaneously, the Company entered into a consulting agreement with Mr. Painter, to advise the Company in its operations and provide guidance and assistance with contract manufacturers and suppliers.  On May 11, 2011, Mr. Painter was appointed to serve as Chairman of the Board of Directors.  On June 21, 2011, the Board of Directors appointed Mr. Painter to serve as the Company’s President and Chief Executive Officer.  On March 1, 2011, Andrew Robinson was promoted to Chief Financial Officer from Vice President of Operations.

During fiscal 2011, the Company’s newly appointed management developed and implemented certain strategic plans focused on (1) improving the Company’s cash position through the introduction new bingo products and systems, including a new stand alone bingo verification system known as the “Bingo Boss” which was introduced in December 2011 on a limited basis, and (2) pursuing game content licensing opportunities with the VLT segment.  During fiscal 2011, management also commenced development efforts on a next generation bingo operating system and a new low cost portable bingo device, both of which are expected to be introduced during fiscal 2012.

Recently Issued Accounting Standards (Not Yet Adopted)

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

No other recently issued accounting pronouncements not yet adopted are expected to have a material impact on our financial position, results of operations, or cash flows. There were no new accounting pronouncements that had a material impact on our financial statements during the fiscal year.

Critical Accounting Policies and Estimates

Management’s Discussion and Analysis of Financial Condition and Results of Operations discuss our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”). The preparation of these financial statements in accordance with GAAP requires us to make estimates and assumptions that affect the reported amounts.  These estimates may require revision in future periods.  On an ongoing basis, we reconsider our estimates and judgments for allowance for doubtful accounts, estimated fair value of investments, obsolescence of VLT inventory and Bingo equipment, estimated fair value of assets held for sale, impairment of goodwill, and other intangibles and long-lived assets, loss contingencies, amortization of debt acquisition costs,  provision for income taxes, and stock-based compensation of which all are significant estimates made by management which could vary materially within the next year.  We base our estimates and judgments generally on historical experience and on various other factors including management’s plans that we believe are reasonable under the circumstances.

We believe that, except as discussed below, we do not employ any critical accounting policies or estimates that are either selected from among available alternatives, or require the exercise of significant management judgment to apply or that if changed are likely to affect future periods.  The following summarizes our critical estimates and policies.

Revenue Recognition

We recognize revenue when the following criteria are met:

·	Persuasive evidence of an arrangement between us and our customer exists,
·	delivery has occurred, bingo terminals are available or ready for play, or services have been rendered,
·	the price is fixed or determinable, and
·	collectability is reasonably assured which often requires the exercise of judgment in assessing the credit worthiness of customers.

We earn our revenue in a variety of ways. We offer our products for lease or sale. We also sell service and software updates for equipment previously sold or leased. Shipping and handling charges to customers are recorded in net revenues with the corresponding expense recorded in cost of revenues.

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

Sale of VLT Products and Contracted Production

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

Obsolete and Slow Moving Equipment Available for Placement and Component Parts

We provide reserves for bingo terminals and related equipment and parts. We also provide reserves for slow moving components of our VLT products based on historical use patterns and future demand estimates that are frequently affected by technological developments.

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

Allowance for Doubtful collection of Accounts Receivable

We perform evaluations of the credit worthiness of our Bingo and VLT segment customers, including distributors which in some jurisdictions perform billing and collection functions.  These evaluations are performed prior to issuing credit and on an ongoing basis thereafter.  In making this evaluation and in establishing allowances for doubtful collection of accounts receivable from specific customers, we consider the possible effect of economic trends, changes in customer payment terms, and historical collection experience. We recognize that the longer an amount is outstanding, the less likely collection becomes.  Accordingly, based on historical collection results, we also provide a general allowance for accounts receivable from customers not specifically analyzed based on a percentage of the totals by aging category.  In determining these percentages, we review historical write-offs of receivables, payment trends, and other available information.  In those instances where our distributors are responsible for billing and collecting, our estimates also consider possible non-payment by both the distributor and the distributors’ customers.

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

We review goodwill and other non-amortizable intangibles for possible impairment at least annually in the third fiscal quarter, and more frequently when there is evidence that circumstances have changed materially.  The analysis is performed at a reporting unit level for goodwill by comparing the estimated fair value of the unit with its carrying value, including goodwill.  If the fair value is less than the carrying value, the impairment to be recognized is measured by the amount by which the carrying amount of the goodwill exceeds the fair value of the reporting unit goodwill.  The estimated fair values of our reporting units are estimated using market multiple comparable transaction and discounted cash flow methodologies, among others, and related valuation metrics that market participants would use.  The weight assigned to one or more methods may vary from period to period depending on evolving events and perceived current relevance.  Some of these methods require that we forecast prospective cash flows.  In preparing prospective cash flow analysis, we consider current trends and planned activities in the context of threats and opportunities, including regulatory developments among others, within our target competitive markets.

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

Income Taxes

We are subject to federal, state, and/or local income taxes in the United States and in certain foreign jurisdictions. Determination of the appropriate amount and classification of income taxes depends on several factors, including estimates of probability of realization of deferred income tax assets, sustainability of uncertain tax positions, and the timing of income tax payments as affected by tax planning strategies.  The ability to realize the deferred tax assets is evaluated through the forecasting of taxable income in each jurisdiction, using historical and projected future operating results, the reversal of existing temporary differences, and the availability of tax planning strategies. Valuation allowances are recorded to reduce deferred tax assets when it is more likely than not that a tax benefit will not be realized. Changes in tax laws, enacted tax rates, geographic mix, or estimated annual taxable income could change our valuation of deferred tax assets and liabilities, which in turn would affect our tax provision. We carefully monitor many factors, including the impact of current economic conditions, and the length of time that losses may be carried forward to offset future income, in our valuation of deferred tax assets.   Our decision to provide a 100% valuation allowance for the deferred tax assets beginning in the second quarter of fiscal 2010 is primarily due to our continuing history of operating losses, market declines, and related lower sales forecasts associated with the VLT business.  As of October 30, 2011, valuation allowances for deferred tax assets totaled $14.7 million.

We also evaluate positions taken or to be taken on our income tax returns for sustainability upon audit by the taxing authorities. This assessment presumes that tax authorities evaluate the technical merits of transactions individually with full knowledge of all facts and circumstances surrounding the issue. Changes in facts or information as well as the expiration of statutes of limitations and/or settlements with tax jurisdictions may result in material adjustments to these estimates in the future.  In this regard, assuming certain positions will not be sustained, we have accrued $1.3 million as a component of income taxes payable of which $981 thousand is tax and $307 thousand is interest and penalties.  Such penalties and interest are included in our provision for income taxes.  For additional information regarding unrecognized tax positions, see Note 11 to our Consolidated Financial Statements contained herein.

Results of Operations

The following table sets forth certain selected consolidated financial data for the fiscal years ended October 30, 2011 (“Fiscal 2011”) and October 31, 2010 (“Fiscal 2010”):

52 Week Periods Ended October 30, 2011 and October 31, 2010 (In Thousands)
	Consolidated			Bingo		VLT		Corporate
	52 Week Period	52 Week Period	$ Change	$ Change	% Change	$ Change	% Change	$ Change	% Change
	Ended	Ended	Favorable/	Favorable/	Favorable/	Favorable/	Favorable/	Favorable/	Favorable/
	10/30/2011	10/31/2010	(Unfavorable)	(Unfavorable)	(Unfavorable)	(Unfavorable)	(Unfavorable)	(Unfavorable)	(Unfavorable)
Net Revenue	$30,867	$35,171	$(4,304)	$(5,891)	(19.6%)	$1,587	31.1%	$-	-%

Cost of revenues, excluding depreciation & amortization	11,059	11,131	72	763	11.2%	(691)	(16.1%)	-	-%
Depreciation and amortization	3,854	5,046	1,192	1,218	24.4%	(26)	(49.1%)	-	-%
	14,913	16,177	1,264	1,981	16.8%	(717)	(16.5%)	-	-%

Gross Profit	15,954	18,994	(3,040)	(3,910)	(21.4%)	870	115.5%	-	-%
Operating Expenses:
General and administrative	7,227	10,906	3,679	(310)	(112.3%)	3,282	132.0%	707	8.1%
Sales and marketing	6,293	9,627	3,334	1,874	25.4%	1,015	71.5%	445	53.2%
Research and development	3,685	5,958	2,273	765	28.8%	1,420	49.4%	88	20.4%
Depreciation and amortization	1,527	1,400	(127)	(6)	(7.0%)	(322)	(35.5%)	201	49.5%
Impairment loss, assets held for sale	1,885	2,870	985	-	-%	-	-%	985	34.3%
Summit Amusement settlement	-	(1,370)	(1,370)	-	-%	(1,370)	(100.0%)	-	-%
(Gain) on sale of bingo equipment	-	(633)	(633)	(633)	(100.0%)	-	-%	-	-%
	20,617	28,758	8,141	1,690	18.4%	4,025	63.7%	2,426	18.3%

Income (loss) from operations	(4,663)	(9,764)	5,101	$(2,220)	(24.6%)	$4,895	88.0%	$2,426	18.3%

Other income (expense) (1):
Interest expense	(2,020)	(2,111)	91
Impairment of investments	-	(175)	175
Gain on sale of investments	-	944	(944)
Other, net	289	143	146

Income (loss) before income taxes (benefit)	(6,394)	(10,963)	4,569

Income taxes (benefit)	(26)	9,393	(9,419)

Net income (loss)	$(6,368)	$(20,356)	$13,988

Certain costs are allocated between our segments based on general overhead allocation metrics as well as specific allocations based on actual time and amount spent on each segment. The following is a discussion of the reasons for the changes in the reported amounts of the various presentation classifications in fiscal 2011 as compared to fiscal 2010 by segment as reflected in the above table:

Net Revenue

The decrease in net bingo revenue is primarily due to pricing pressures and hall closures from adverse economic conditions, particularly in the charitable bingo market.  VLT net revenues increased compared to prior year due to increased sales of new equipment in Montana from the completion of the first phase of our 2008 Purchase, Sale and Software Development Agreement with Rocky Mountain Industries, LLC. During 2011 and 2012, we fulfilled the development of the initial five custom games and sixteen retrofit games and delivered 300 units.

Cost of Revenue

The decrease in Bingo cost of revenue is primarily due to a decrease in current depreciation expense ($1.2 million) as the Traveler and Tracker became fully depreciated, staff reductions ($0.7 million) to align our costs to lower business levels and a reduction in contracted labor ($0.3 million), offset in part by increased amortization ($0.1 million) related to the acquired license rights for the Explorer.  VLT cost of revenue was up slightly compared to prior year and is directly related to the increase in VLT cost of equipment and component parts ($1.9 million) associated with the completion of the first phase of our agreement with Rocky Mountain Industries (RMI) where the Company developed the initial custom five games and sixteen retrofit games and delivered 300 units, offset by decreases in write-offs of obsolete equipment and parts ($1.4 million) compared to the prior year.

Gross Profit

Bingo gross profit decreased in 2011 due to a 19.6% decline in net revenues as revenues declined faster than “right sizing” expenses.

VLT gross profit increased primarily due to higher revenues from the sale of new equipment in Montana.

Operating Expenses

General and Administrative. The increase in Bingo general and administrative operating expenses in current year was primarily from an increase in bad debt of $0.3 million.  The decrease in VLT general and administrative operating expenses in current year was due to a $3.3 million improvement in bad debt.  Other general and administrative operating expenses that decreased were employee costs from staffing reductions and legal fees, offset in part by increased costs associated with ongoing debt compliance and restructuring efforts.

Sales and Marketing. Bingo sales and marketing expenses decreased due to lower distributor commissions based on lower sales and reductions in employee costs reducing the economic life of an intangible offset by the effect of reclassifying.  VLT sales and marketing expenses improved from reductions in both employee costs and promotional expenses.

Research and Development.  Bingo research and development expenses decreased as a result of reduced project costs as certain projects deemed unfeasible were discontinued.  VLT research and development expenses decreased as a result of reductions in staffing and lower project costs as certain projects deemed unfeasible were discontinued.

Depreciation and amortization.  Depreciation and amortization increased as a result of reducing the economic life of an intangible in the fourth quarter, offset by the effect of reclassifying our corporate headquarters to assets held for sale during the third quarter of fiscal 2010. Assets held for sale once reclassified as such are no longer depreciated, rather they are periodically evaluated for possible impairment.

Impairment of Asset Held for Sale.  During fiscal 2010, it was decided that the real property housing the Company headquarters and warehouse space in Reno, Nevada would be listed for sale.  Accordingly, the real estate was reclassified as held for sale and written down $2.9 million in 2010 and an additional $1.9 million in 2011.

Summit Amusement Settlement.  During fiscal 2010, the Company received a settlement of $1.4 million related to a dispute with the Seller of Summit Amusement & Distributing, Ltd.  ("Summit"), regarding the closing net working capital of  Summit, on the date we acquired the business.  No similar transaction occurred in 2011.

Gain on sale of Bingo equipment.  During fiscal 2010, the Company sold bingo equipment for $0.6 million with no similar transaction occurring in 2011.

Other Income (Expense)

Interest Expense. Interest expense of $2.0 million compared to $2.1 million for the 52 weeks ended October 31, 2010 was impacted unfavorably by higher interest payments.

Impairment of investments.  In the third quarter of 2010, the Company wrote down the net carrying value of its Auction Rate Securities to zero.  There was no comparable transaction in the same period for the current year.

Gain on sale of investments.  The Company sold auction rate securities for a gain of $0.9 million in 2010.  There was no comparable sale for the current year.

Other, net. Increases in other net are related to a legal settlement and a one time non-refundable deposit by an outside party that was recognized as income per the agreement related to a potential commercial relationship.

Liquidity and Capital Resources

As of October 30, 2011, our principal sources of liquidity included cash and equivalents of $1.4 million, restricted cash of $0.2 million and net accounts receivable of $2.9 million.  As of October 30, 2011, we had negative working capital of $22.6 million compared to a negative working capital of $19.8 million as of October 31, 2010; a decrease of $2.8 million.   The decrease in working capital of $2.8 million is related to operational decreases in current assets of $9.6 million and current liabilities of $6.8 million.  Of the decreases in current liabilities, $4.7 million was related to pay downs on our debt and interest rate swap.

Operating Activities:

Operating activities provided $4.8 million of cash for the 52 weeks ended October 30, 2011 compared to $6.4 million for the comparable period in 2010.

Operating assets decreased including net accounts receivable ($1.0 million), taxes receivable ($2.6 million), and inventory ($2.3 million).  Decreases in net accounts receivable were due to declines in revenues, decreases in income taxes receivable resulted from receipt of our 2006 income tax refund claim and the decrease in inventory was due to the sale and shipment of product.

Operating liabilities decreased $1.6 million primarily as a result of a $2.2 million reduction in deferred revenues related to shipment of product under the first phase of the Rocky Mountain Industries, LLC, agreement.

During the 52 weeks ended October 31, 2010, cash provided from operating activities was $6.4 million which consisted of a net loss of $20.4 million, adjusted positively by $8.2 million for depreciation, amortization, obsolescence provisions, valuation allowance for deferred taxes of $13.5 million, approximately $2.2 million in bad debt expenses, impairment of assets held for sale of $2.9 million, and a $2.1 million decrease in net accounts receivable offset by $1.6 million in gains on sales of investments and bingo equipment and $0.6 million in deferred revenues.

Investing Activities:

Investing activities used approximately $4.0 million of cash during the 52 weeks ended October 30, 2011 compared to $3.9 million used for the comparable period in 2010.  The $4.0 million use of cash primarily consisted of the purchase of bingo equipment for $2.6 million, deposits of $0.9 million on purchases of bingo equipment, and purchase of intangibles of $0.5 million.  During the 52 weeks ended October 31, 2010, the $3.9 million use of cash consisted of $3.5 million of capital expenditures for bingo equipment, and $1.8 million in acquisition of a license to manufacture and distribute a portable hand-held gaming device, offset by $1.3 million in proceeds from the sale of auction rate securities. Under the terms of our Credit Facility, we are permitted to expend up to $2.5 million for bingo equipment during fiscal 2012, which is our intent.

Financing Activities:

Financing activities used $1.5 million during the 52 weeks ended October 30, 2011, which consisted of $5.3 million used to pay down a portion of the Credit Facility and $0.5 million in closing fees incurred as a result of amending our Credit Facility, offset by a net $4.3 million provided by restricted cash and proceeds from borrowings.  The $3.8 million used during the 52 weeks ended October 31, 2010 consisted of $6.3 million used to pay off outstanding indebtedness, offset by proceeds from borrowings under our Revolver portion of our Credit Facility of approximately $0.9 million and borrowings under our Line of Credit facility of $1.3 million and $0.3 million on term-loan interest.

On November 2, 2011, we entered into a purchase and sale agreement to sell certain real property and improvements and certain other assets including approximately 4.9 acres of land, an industrial facility consisting of approximately 115,000 square feet, and certain other assets related to the property to Kassbohrer All Terrain Vehicles, Inc. for $6.125 million.  As of December 22, 2011, after giving effect to an unscheduled principal payment of $1.5 million on December 9, 2011, the outstanding balance under the credit facility was approximately $21.4 million.  On December 28, 2011, the Company closed the sale of its corporate headquarters. Following the application of the net cash proceeds of $6.125 million from the sale of the corporate headquarters, the outstanding balance and interest rate under the credit facility as of December 28, 2011 were approximately $16.6 million and 9.79%, respectively.  The Company expects that it will be required to make additional payments of $8.5 million in the twelve-month period ending June 30, 2012 (inclusive of approximately $7.7 million already paid through the date of this filing) to remain compliant with the covenants of its credit facility.  If all of the covenants and payments have been met, the maturity date of the credit facility will be extended to June 30, 2013.   If that occurs, the Company will be required to pay approximately $15.4 million from the one-year period beginning July 1,  2012  through  June 30,  2013,  including an  aggregate payment of  approximately $12.2  million at June 30,  2013, representing the remaining balance due at maturity (assuming payments made in accordance with the payment schedule set forth in the amended and restated loan agreement).

Historically, the Company has financed its operations primarily through cash from operations and debt financing activities. However, the Company has suffered reoccurring losses from operations since the quarter ended April 30, 2008 and has been in and out of compliance with its loan agreement (Note 8).

Unless the Company is able to generate increased cash from existing operations and/or raise additional capital, management does not believe that the Company will have sufficient cash to meet the Company’s anticipated cash needs for the next 12 months. Management is currently exploring what, if any, strategic alternatives are available to the Company in order to meet its operating and capital needs for the next 12 months, including business combinations, strategic partnerships and the sale of Company assets. If the Company is unsuccessful in these efforts, the Company will not be able to satisfy its debt obligations, invest in the resources necessary to obtain regulatory approvals in new markets, continue the development and deployment of current and new products, and/or respond to competitive market pressures and requirements. Our failure to generate additional cash through operations and strategic alternatives would adversely affect our business and, ultimately, lead to the financial and operating failure of the Company.

For additional information related to our borrowings under our Credit Facility, see Note 8 and Note 17 to the Audited Consolidated Financial Statements.

Contractual Obligations

The following table presents information on contractual obligations held as of October 31, 2011 as adjusted for subsequent events:

	Payments Due by Period (in thousands):
	Total	2012	2013 to 2014	2015 to 2016	2017 and thereafter
Debt obligations:
Term loan (1)	$23,329	$8,685	$14,644	$-	$-
Estimated interest payments (2)	3,296	2,500	796	-	-
Operating lease obligations (3)	930	540	388	2	-
Purchase & contract obligations (4)	2,980	2,886	94	-	-
Consulting and separation agreements (5)	565	182	226	157	78 per year
Other liabilities (6)	27	27	-	-	-
Tax liabilities (7)	1,288	1,288	-	-	-
Total	$32,415	$16,108	$16,148	$159	$-

(1)
Amounts represent the expected principal payments relating to our Term Loan as of October 30, 2011 which includes the loan extension to June 30, 2013.  Should the extension not occur, $23.3 million would be due in 2012.  For further detail, see discussion at Note 8. “Borrowings and related agreements” to our Consolidated Financial Statements contained herein.

(2)
Amount represents the expected interest payments relating to our debt obligations at current effective interest rates which includes interest payments inclusive of the extension of the Term Loan through June 30, 2013.  Should the Term Loan extension not occur, estimated Term Loan interest payments would be $2.5 million in 2012 and no interest payments for the Term Loan in 2013, reducing estimated total interest payments to $242 thousand in 2013. We have an outstanding interest rate swap agreement that effectively exchanges fixed interest payments for variable rate payments associated with our Term Loan, and the impact of this interest rate swap was factored into the calculation of the estimated interest payments.  In addition, the total includes closing and acquisition costs of $582 thousand to be paid in December 2011 plus $154 thousand due June 30, 2012 if the term if the Credit Facility is extended through June 2013.

(3)	Consists of future payments due on non-cancelable leases for property and equipment.
(4)	Consists of future payments on non-cancelable contracts to license intellectual property and open purchase orders at October 30, 2011.
(5)
Amount represents future payments under our Consulting, Separation, and Non-compete Agreement with Richard T. Fedor in connection with his resignation as Executive Chairman of the Company and as a member of the Board of Directors.  We are obligated to pay Mr. Fedor a separation fee and medical benefits after the initial three-year consulting period expires in consideration for his continued compliance with certain restrictive covenants.  Due to the difficulty of estimating the total amount we have included payments on 2017 and thereafter as a memorandum entry only; these are not included in the total.  See our form 8-K filed on November 18, 2010 for details regarding the Consulting, Separation, and Non-compete Agreement.

(6)	Amount represents future payments on a note payable.
(7)
Amount represents proposed IRS adjustments to the depreciable life used in calculating federal tax depreciation on the leased electronic bingo systems.  See Note 11. “Income Taxes” to our Consolidated Financial Statements contained herein.

Purchase Commitments

From time to time, we enter into commitments with our vendors to purchase VLT parts, bingo terminals, and support equipment at fixed prices and/or guaranteed quantities.  Various other additional purchase commitments were made in the ordinary course of business throughout fiscal 2011, of which $2.8 million was outstanding as of October 30, 2011.

Off Balance Sheet Arrangements

None.

Item 7A.            Quantitative and Qualitative Disclosures About Market Risk

Not Required.

Item 8.               Financial Statements and Supplementary Data

The consolidated financial statements and supplementary data are as follows:

Report of Independent Registered Public Accounting Firm

Board of Directors
GameTech International, Inc.
Reno, Nevada

We have audited the accompanying consolidated balance sheets of GameTech International, Inc. and subsidiaries (collectively, the “Company”) as of October 30, 2011 and October 31, 2010, and the related consolidated statements of operations, stockholders’ equity and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of October 30, 2011 and October 31, 2010, and the results of its operations and cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States.

The subject financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Notes 1 and 8 to the consolidated financial statements, all of the Company’s debt (approximately $23.4 million at October 30, 2011) is classified as current. There is significant uncertainty as to whether the Company will be able to satisfy all conditions necessary to extend the maturity of such obligations, raising substantial doubt about the Company’s ability to continue as a going concern. Management’s plans regarding this matter is also discussed in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.  Despite the foregoing, we have neither determined nor opined as to whether the Company is solvent or insolvent for any purpose.

/S/ PIERCY BOWLER TAYLOR & KERN

Certified Public Accountants
Las Vegas, Nevada
February 1, 2012

GAMETECH INTERNATIONAL, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)

	October 30, 2011	October 31, 2010
ASSETS
Current assets:
Cash and equivalents	$1,357	$2,017
Restricted cash	177	3,789
Accounts receivable, net of allowances of $1,478 and $3,063	2,946	3,409
Income taxes receivable	362	2,963
Inventories	2,188	4,285
Prepaid expenses and other	881	1,020
	7,911	17,483
Assets held for sale	5,833	7,718
Deposits	900	-
Bingo equipment, furniture and other equipment, net	7,094	8,379
Goodwill	10,184	10,184
Other intangibles, less accumulated amortization of $9,985 and $10,873	1,683	2,996
Debt acquisition costs, less accumulted amortization	328	-
	$33,933	$46,760
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Notes payable	$23,355	$27,554
Interest rate swap	665	1,185
Accounts payable	1,856	1,659
Accrued payroll and related	988	1,040
Income taxes payable	1,298	1,268
Deferred revenue	649	2,891
Other accrued liabilities	1,655	1,640
	30,466	37,237

Stockholders’ equity:
Common stock, $0.001 par value: 40,000,000 shares authorized; 14,480,537 shares issued, 11,874,634 and 11,806,693 shares outstanding.	14	14
Additional paid in capital	52,153	52,154
Deficit	(36,683)	(30,315)
Treasury stock, at cost, 2,605,903 and 2,673,844 shares	(12,017)	(12,330)
	3,467	9,523

	$33,933	$46,760

See notes to consolidated financial statements

GAMETECH INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)

	52-week periods ended
	October 30, 2011	October 31, 2010
Net revenues	$30,867	$35,171

Cost of revenues, excluding depreciation & amortization	11,059	11,131
Depreciation and amortization	3,854	5,046
	14,913	16,177

Gross profit	15,954	18,994

Operating expenses:
General and administrative	7,227	10,906
Sales and marketing	6,293	9,627
Research and development	3,685	5,958
Depreciation and amortization	1,527	1,400
Impairment loss, assets held for sale	1,885	2,870
Summit Amusement settlement	-	(1,370)
Gain on sale of bingo equipment	-	(633)
	20,617	28,758

Loss from operations	(4,663)	(9,764)

Other income (expense):
Interest expense	(2,020)	(2,111)
Impairment of investments	-	(175)
Gain on sale of investments	-	944
Other, net	289	143
Loss, before income taxes	(6,394)	(10,963)

Income taxes (benefit)	(26)	9,393

Net loss	$(6,368)	$(20,356)

Basic and diluted net loss per share	$(0.54)	$(1.73)

Weighted shares used in calculating basic and diluted net loss per share	11,837	11,772

See notes to consolidated financial statements

GAMETECH INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(In thousands, except share amounts)

	Common Stock		Additional Paid in		Treasury Stock
	Shares	Amount	Capital	Deficit	Shares	Amount	Total
Balances at November 1, 2010	14,480,537	$14	$52,154	$(30,315)	2,673,844	$(12,330)	$9,523
Forfeiture of restricted stock	-	-	(22)	-	-	-	(22)
Restricted stock issued	-	-	(313)	-	(67,941)	313	-
Stock based compensation	-	-	334	-	-	-	334
Net loss	-	-	-	(6,368)	-	-	(6,368)
Balances at October 30, 2011	14,480,537	$14	$52,153	$(36,683)	2,605,903	$(12,017)	$3,467

Balances at November 1, 2009	14,480,537	$14	$51,942	$(9,959)	2,744,672	$(12,657)	$29,340
Forfeiture of restricted stock	-	-	(68)	-	-	-	(68)
Restricted stock issued	-	-	(327)	-	(70,828)	327	-
Stock based compensation	-	-	607	-	-	-	607
Net loss	-	-	-	(20,356)	-	-	(20,356)
Balances at October 31, 2010	14,480,537	$14	$52,154	$(30,315)	2,673,844	$(12,330)	$9,523

See notes to consolidated financial statements

GAMETECH INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	52 Weeks Ended	52 Weeks Ended
	October 30, 2011	October 31, 2010
Operating activities:
Net cash provided by operating activities	$4,792	$6,380

Investing activities:
Proceeds from sale of investments	-	1,335
Acquisition of intangibles	(480)	(1,820)
Deposits for purchase of bingo equipment	(900)	-
Purchases of bingo equipment, furniture, and other equipment	(2,601)	(3,456)
Net cash used in investing activities	(3,981)	(3,941)

Financing activities:
Repayment of borrowings	(5,264)	(2,457)
Increase in restricted cash	(2,996)	(3,790)
Decrease in restricted cash	6,608	1
Proceeds from borrowings	691	2,487
Debt modification costs	(510)	-
Net cash used in financing activities	(1,471)	(3,759)

Net decrease in cash and equivalents	(660)	(1,320)
Cash and equivalents, beginning of year	2,017	3,337

Cash and equivalents, end of year	$1,357	$2,017

Reconciliation of net loss to net cash provided by operating activities:
Net loss	$(6,368)	$(20,356)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	5,381	5,704
Impairment of investment	-	175
Impairment of assets held for sale	1,885	2,870
Obsolescence and loss on disposal of bingo terminals and related equipment	167	981
Obsolescence of inventory	(104)	1,300
Bad debts (recoveries)	(662)	2,210
Loss on disposal of furniture and other equipment	13	16
Stock compensation expense, net of tax	313	538
Deferred income taxes	-	13,491
Amortization of debt acquisition costs	182	174
Interest rate swap	(520)	(188)
Interst addition to principal	373	-
(Gain) on the sale of investment	-	(944)
(Gain) on the sale of assets	-	(633)
Accounts receivable, net	1,030	2,120
Income tax receivable	2,601	(2,963)
Inventories	2,296	1,235
Prepaid expenses and other current assets	(162)	442
Income taxes payable	30	186
Accounts payable	616	861
Accrued payroll and related	(52)	(177)
Deferred revenues	(2,242)	(591)
Other accrued liabilities	15	(71)
	$4,792	$6,380

Other supplemental cash flow information
Cash paid for:
Interest	$2,413	$1,683
Income taxes	$56	$212
Non-cash investing and financing activities:
Acquisition of assets included in accounts payable	$419	$34
Sale of equipment and licenses with note receivable	$-	$663

See notes to consolidated financial statements

GAMETECH INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
October 30, 2011 and October 31, 2010

1. Nature of business

Organization and business. GameTech International, Inc. (“GTI”) was incorporated in Delaware on April 18, 1994. GTI and its subsidiaries (collectively, “the Company”) operates two business segments: (1) the design, development, and marketing of interactive electronic bingo systems consisting of portable and fixed-based systems and wireless server-based gaming technologies (collectively referred to as our “Bingo business or segment”); and (2) the design, development, manufacturing, licensing, and marketing of video lottery terminals, slot machine equipment, and related software (collectively referred to as “VLT business or segment”).  As of October 30, 2011, the Company had bingo systems in service in 38 states, various Native American locations, and two foreign countries. We had VLT terminals placed and in service in seven states.

Lack of liquidity and management’s plans.  Historically, the Company has financed its operations primarily through cash from operations and debt financing activities.  However, the Company has suffered reoccurring losses from operations since the quarter ended April 30, 2008 and has been in and out of compliance with its loan agreement (Note 8).

Unless the Company is able to generate increased cash from existing operations and/or raise additional capital, management does not believe that the Company will have sufficient cash to meet the Company’s anticipated cash needs for the next 12 months.  Management is currently exploring what, if any, strategic alternatives are available to the Company in order to meet its operating and capital needs for the next 12 months, including business combinations, strategic partnerships and the sale of Company assets.  If the Company is unsuccessful in these efforts, the Company will not be able to satisfy its debt obligations, invest in the resources necessary to obtain regulatory approvals in new markets, continue the development and deployment of current and new products, and/or respond to competitive market pressures and requirements.  Our failure to generate additional cash through operations and strategic alternatives would adversely affect our business and, ultimately, lead to the financial and operating failure of the Company.

Credit risk concentrations. Financial instruments, which potentially subject the Company to concentration of credit risk, consist primarily of cash and equivalents, investments, and accounts receivable. Cash and equivalents are in excess of Federal Deposit Insurance Corporation insurance limits.

One customer accounts for $3.6 million or 11.9% and $2.3 million or 6.5% of the Company’s revenue for fiscal 2011 and fiscal 2010, respectively, and 57.0% and 44.8% for the VLT segment.

The Company conducts a substantial amount of its business through distributor relationships, many of which act as a collection agent.  As of October 30, 2011 and October 31, 2010, 45.4% and 44.6% of the consolidated accounts receivable balances before allowances relates to one distributor.

Geographical concentrations.  A significant portion of the Company’s revenue is concentrated in the Texas, Montana, Mississippi, and Louisiana markets as follows:

	52 Weeks Ended	52 Weeks Ended
	10/30/2011	10/31/2010
Total revenues
Texas	11.7%	14.8%
Montana	15.6%	7.5%
Mississippi	8.7%	7.7%
Louisiana	6.6%	9.8%

Bingo segment
Texas	15.0%	17.4%
Mississippi	11.2%	9.1%
Louisiana	4.1%	3.9%

VLT segment
Montana	71.3%	51.0%
Louisiana	15.6%	44.8%

Dividend Policy

During 2011 and 2010, the Company did not declare or pay any dividends.  Any payment of dividends in the future will depend upon, among other factors, our earnings, financial condition, capital requirements, level of indebtedness, contractual restrictions with respect to the payment of dividends, and other considerations that our Board of Directors deems relevant. Under our current credit facility, prior lender approval is required to pay any cash dividends. The Company does not expect to issue dividends in the foreseeable future.

2. Summary of significant accounting policies

Basis of presentation and accounting.  Our consolidated financial statements include the accounts of GTI and its subsidiaries for the periods presented.  All subsidiaries are directly or indirectly wholly-owned subsidiaries by GTI.  All significant inter-company accounts and transactions have been eliminated in consolidation.  The Company measures all of its assets and liabilities on the historical cost basis of accounting, except as required under generally accepted accounting principles (“GAAP”) and disclosed herein.  The Company reports on a 52/53 week fiscal year.  Fiscal years ended October 30, 2011 and October 31, 2010 both included 52 weeks.

Use of estimates.  The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Allowance for doubtful accounts, estimated fair value of investments, obsolescence of VLT inventory and Bingo equipment, estimated fair value of assets held for sale, impairment of goodwill and other intangibles and long-lived assets, loss contingencies, amortization of debt acquisition costs, provision for income taxes, and stock-based compensation are significant estimates made by management which could vary materially within the next year. The aggregate effect of year-end adjustments material to the fourth quarter of 2011 was a charge to operations of approximately $300,000, with no tax effect (unaudited).

Cash equivalents and restricted cash.  The Company considers all highly liquid investments with an original maturity of three months or less at the date of purchase to be cash equivalents.  Restricted cash consists of amounts restricted by our credit facility.

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

Inventories.  Inventories are stated at the lower of cost or market.  The cost of parts and materials and work in process is determined using the first-in, first-out method.  The average cost method is used for finished goods.  Equipment models that have not been released for placement and VLT equipment that is available for sale are included in finished goods.  Inventories consist of the following at October 30, 2011 and October 31, 2010 (in thousands):

	2011	2010
Parts and raw materials	$1,157	$1,015
Finished goods	1,031	3,270
	$2,188	$4,285

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

The Company does not enter into derivative transactions for speculative purposes.

Revenue recognition.  We recognize revenue when the following criteria are met:

·	Persuasive evidence of an arrangement between us and our customer exists,
·	delivery has occurred, bingo terminals are available or ready for play, or services have been rendered,
·	the price is fixed or determinable, and
·	collectability is reasonably assured.

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

Revenue amounts collected from customers have been recorded on a net basis.  That is, sales tax is not recorded as revenue but rather as a liability payable to the appropriate governmental agency and included in accrued expenses. Shipping and handling charges to customers are recorded in net revenues with the corresponding expense recorded in cost of revenues.

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

VLT Equipment.  Revenues and costs related to contracted production are recognized as the related work is delivered. The Company recognizes license fee revenues over the term of the associated agreement unless the fee is in exchange for products delivered or services performed that represent the culmination of a separate earnings process.  All revenue and associated costs will be deferred if the earnings process is not complete and the revenue recognition criteria are not met.  Deferred revenue as of the balance sheet dates presented consists primarily of amounts received for future deliverables.

Advertising costs.  Advertising costs are expensed as incurred. For the 52-week periods ended October 30, 2011 and October 31, 2010 expenses of $112 thousand and $596 thousand were incurred.

Litigation costs. The Company does not accrue for future litigation costs, if any, to be incurred in connection with outstanding litigation and other disputed matters but rather records such costs when the legal and other services are rendered.

Stock-based compensation.  The Company accounts for its share-based compensation using the modified simplified method.  The fair value of employee stock-based compensation is estimated at the date of grant using the Black-Scholes option-pricing model which is affected by the following assumptions regarding complex and subjective variables:

·
Expected dividend yield – The expected dividend yield assumption is zero because the Company has a history of not paying dividends and is restricted from paying dividends under its current Credit Facility without bank approval (Note 8).

·
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

·	Expected -volatility – The volatility assumption is based on the historic volatility of the Company’s stock using weekly price data over the most recent two-year period.

·
Forfeiture rate – This is based primarily on the Company’s historical experience related to expected vesting, option exercises, and employee terminations.  The Company uses a zero forfeiture rate because historically, forfeitures have not been significant.

·	Risk-free interest rate – The risk-free interest rate assumption is based on United States Treasury Note rates in effect at the time of the grant for a period that approximates the expected term.

The following were used to estimate the fair value of options for the fiscal years:

	2011	2010
Risk-free interest rate	1.88%	1.62%
Dividend yield	0.00%	0.00%
Volatility factor	82.60%	77.23%
Expected life (in years)	10.0	9.3

Income taxes (Note 11).  The Company records estimated penalties and interest related to income tax matters, including uncertain tax positions as a component of income tax expense.

Net income (loss) per share.  For all periods, basic net income (loss) applicable to common shareholders per share (EPS) is calculated by dividing net income (loss) by the weighted average number of common shares outstanding.  Diluted EPS in profitable years reflects the effects of potentially dilutive common shares by dividing net income by the sum of the weighted average number of common shares and common-share equivalents outstanding during the year.

3. Financial instruments and fair value measures

Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability (exit price), in the principal or most advantageous market, in an orderly transaction between market participants, on the measurement date.  Fair value estimates are prepared using observable and unobservable inputs classified as follows:

·	Level 1 - Quoted market prices in active markets for identical instruments.

·
Level 2 - Observable inputs other than quoted prices in active markets for identical assets and liabilities, quoted prices for identical or similar assets or liabilities in inactive markets, or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

·	Level 3 - Inputs that are generally unobservable and typically reflect management’s estimates of assumptions that market participants would use in pricing the asset or liability.

For the Company’s cash and equivalents, restricted cash, accounts receivable, accounts payable, and debt, the carrying amounts approximate fair value because of the short duration of these financial instruments.

The Company’s investments in Auction Rate Securities (“ARS”) which represent interests in collateralized debt obligations supported by pools of residential and commercial mortgages, credit cards, insurance securitizations, and other structured credits, including corporate bonds are measured at estimated fair value on a recurring basis using a discounted cash flow approach to value and unobservable (Level 3) inputs that reflect management’s estimates about the assumptions that market participants would use in pricing the asset, including the timing of estimated cash flows and other valuation metrics.   A list of the most significant factors affecting the estimated cash flows and discount rates used in the Company’s valuation model include credit ratings of the ARS and collateral securities, default rates, other market and liquidity circumstances.

Derivative assets and liabilities such as the Company’s interest rate swap agreement and debt are valued using quoted forward pricing from bank counterparties and LIBOR credit default swap rates for non-performance risk (Level 2 inputs), and approximate the net settlement amount if the contracts were settled at the reporting date. These are presented as notes payable and interest rate swap.

Assets held for sale consisting of real estate are also measured at estimated fair values (Note 5) and is no longer subject to depreciation.

4. Investments

The par and estimated fair value of the Company’s ARS was $1.3 million and zero as of October 30, 2011 and October 31, 2010.  Unrealized losses related to the ARS for fiscal 2010 totaled $175 thousand.  There were no unrealized losses related to the ARS for fiscal 2011. On October 4, 2011, the Company entered into a settlement agreement, whereby, in exchange for payment of $500 thousand, the Company agreed to resolve, discharge and settle all claims that were or could have been brought by the Company against Lehman Brothers Holdings Inc.

5. Assets held for sale

During fiscal 2010, the Company listed the real property housing the Company headquarters and warehouse space in Reno, Nevada for sale.  Accordingly, the real estate was reclassified “as held for sale” and written down to its then estimated fair value, which originally resulted in an impairment loss of $2.9 million.  Depreciation against the building ceased.  Estimated fair value was based primarily on listing information (Level 2 inputs).  During the year ended October 30, 2011, additional impairment losses of $1.9 million were recorded.  On December 28, 2011, the sale of the property was completed for $6.125 million (Note 17).

6. Bingo equipment, furniture and other property

Bingo equipment, furniture and other property consists of the following as of October 30, 2011 and October 31, 2010 (in thousands):

	2011	2010

Bingo equipment	$50,298	$50,533
Office furniture and equipment	4,990	4,965
Leasehold improvements	120	120
	55,408	55,618

Less accumulated depreciation and amortization	51,544	49,544
Less reserve for excess or obsolete terminals	408	272
	3,456	5,802
Add bingo component parts	3,638	2,577
	$7,094	$8,379

7. Long-lived assets, goodwill and other intangibles

The Company reviews long-lived assets (consisting of bingo equipment, furniture, other equipment, and finite life intangibles) whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  Similarly, when circumstances indicate that goodwill associated with the Company’s bingo business and/or other indefinite life intangibles might not be recoverable, an impairment analysis is also performed.  Recoverability of long-lived assets and finite life intangibles are measured by a comparison of the carrying amount of an asset to estimated future undiscounted cash flows expected to be generated by the asset.  If such assets are considered impaired, the impairment is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. The Company performs its annual impairment analysis in the third quarter of every year and performed its 2011 annual impairment testing of goodwill and other intangibles as of July 31, 2011.  For 2011 and 2010, management determined that no additional impairment of any of these assets was necessary.

The cost, accumulated amortization, and net carrying value of intangible assets (in thousands) and related remaining economic lives consist of the following as of October 30, 2011:

	Cost	Accumulated Amortization	Net Carrying Value	Weighted Average Amortization Period (in years)
Intellectual property (software)	$2,202	$(1,340)	$862	2.5
Copyrights/trademarks	246	(107)	139	7.8
Licenses	1,500	(1,500)	-	-
Summit Gaming identifiable intangible assets:
Customer relationships	3,600	(3,300)	300	0.4
Patent applications	620	(238)	382	7.3
Game software library	3,500	(3,500)	-	-
	$11,668	$(9,985)	$1,683

The cost, accumulated amortization, and net carrying value of intangible assets (in thousands) and related remaining economic lives consist of the following as of October 31, 2010:

	Cost	Accumulated Amortization	Net Carrying Value	Weighted Average Amortization Period (in years)
Intellectual property (software)	$4,142	$(3,582)	$560	2.1
Copyrights/trademarks	247	(90)	157	9.1
Licenses	1,500	(675)	825	0.2
Summit Gaming identifiable intangible assets:
Customer relationships	3,600	(2,580)	1,020	1.7
Patent applications	620	(186)	434	6.7
Game software library	3,500	(3,500)	-	-
	$13,609	$(10,613)	$2,996

Estimated future annual amortization expense for intangible assets is as follows (in thousands):

2012	659
2013	323
2014	323
2015	136
2016	70
After 2016	172
$1,683

8. Borrowings and related agreements

Notes payable classified as current under borrowing agreements as of the balance sheet dates presented include the following (in thousands):

	2011	2010
Credit Facility
Term loan	$23,329	$25,466
Revolver	-	750
Line of credit	-	1,276
Other note(s) payable	26	62
	$23,355	$27,554

We entered into a $40.0 million credit facility with U.S. Bank N.A. and Bank of the West on August 22, 2008 that provided for a senior secured revolving credit facility of $2.0 million and a senior secured term loan of $38.0 million.   The credit facility was originally established in order to purchase a corporate headquarters building in southeast Reno, Nevada and to finance improvements to address office space, manufacturing, and assembly needs. In connection with the term loan agreement, the Company also entered into an interest rate swap agreement with U.S. Bank N. A., which exchanged the variable one-month LIBOR rate of the term loan for a fixed LIBOR rate of 3.99% per annum through the maturity of the loan.  In consideration for their entry into the credit facility, the Company granted its lenders a first priority security interest in all of the Company's assets, including a first deed of trust on the corporate headquarters, and future cash flows.

During fiscal 2010, the Company fell out of compliance with its financial covenants contained in the loan agreement and failed to make scheduled payments of principal and interest in accordance with the terms of the loan agreement. Throughout fiscal 2010, the Company and the lenders entered into various forbearances and amendments to the loan agreement, wherein the lenders conditionally waived their remedies under the loan agreement and imposed certain new terms. These terms included (among others): reduction of the total commitment on the revolver from $2 million to $750 thousand; establishment of a Bank of the West line of credit or letters of credit up to $1.8 million in the aggregate, secured by funds on deposit in the control account; increase of the interest rate on all outstanding balances under the revolver and term loan to the default rate of 3% above the existing rates; requirement that the Company retain a consultant that is acceptable to the Company and the lenders; prohibition on the Company's acquisition of any other business or substantially all the assets of any other business; termination of the forbearance on the resignation or termination of the Chief Executive Officer or the consultant; deferral of accrued interest; limitation on capital expenditures; limitation of the amount of cash disbursements for investments in the Illinois VLT market; and requirement of bi-weekly report from the Chief Executive Officer and consultant to the lenders.

As a result of the Company's continued non-compliance with the terms of the loan agreement and entry into subsequent forbearance agreements with the lenders, the Company classified the total balance outstanding under the credit facility and the interest rate swap premium liability to current liabilities as of May 2, 2010.

On June 15, 2011, the Company entered into an amended and restated loan agreement with its lenders to extend the maturity of the facility to June 30, 2012. Provided the Company remains in compliance with the terms of the new loan agreement as of June 30, 2012, the term of the facility would extend from June 30, 2012 to June 30, 2013. The amended and restated loan agreement does not impose any obligation on the part of our lenders to provide additional financing to the Company (at which time no amounts remained outstanding under the revolver portion of the credit facility). Substantially all of the assets of the Company, including its corporate headquarters, continue to collateralize the Company's borrowings.

As a result of its entry into the amended and restated loan agreement, the Company reclassified a portion of the outstanding principal balance under its credit facility to long-term as of May 1, 2011, in accordance with Accounting Standards Codification (ASC) 470-10-45.

The amended and restated loan agreement amends and restates the terms for repayment by the Company of the outstanding balances under the facility. Under the terms of the amended and restated loan agreement, the Company is required to make monthly payments of principal in the amount of $200 thousand from August 2011 through June 2012, and if extended, principal payments of $300 thousand from November 2012 until the facility matures on June 30, 2013. The remaining unpaid principal balance (together with any accrued but unpaid interest) is due at maturity.

The amended and restated loan agreement provides that all outstanding balances under the facility bear interest at a base rate, which is equal to an applicable margin plus the daily Eurocurrency rate or an alternative base rate (as provided for in the agreement). The initial applicable margin was 5.80%, increased to 7.50% on February 1, 2012 (through April 2012), and will increase further to 8.50% (May 2012 through October 2012) and 9.50% (November 2012 through June 30, 2013). Upon an event of default, the interest rate under the facility will increase by 3%. In addition to the applicable margin, a daily Eurocurrency base rate is applied which is the one month LIBOR rate.    The LIBOR rate at October 30, 2011 was 0.24%.  The Company's interest rate swap agreement continues to remain effective following the Company's entry into the amended and restated loan agreement. As of October 30, 2011, the outstanding principal balance and applicable interest rate under the credit facility were $23.3 million and 9.84%, respectively.

The amended and restated  loan agreement requires the Company to apply 75% of its excess cash flow (as defined in the agreement) as of the end of each fiscal quarter beginning with the quarter ending July 31, 2011 towards the satisfaction of its obligations under the facility. Additionally, the Company is required to apply 100% of the proceeds from certain transactions and other sources to the prepayment of its obligations under the facility, including the net cash proceeds from any sale of assets (other than sales of inventory in the ordinary course of business), financings, excess insurance proceeds from casualty events, condemnation awards, the receipt of specific assets, and other events as specified in the agreement. In addition, the amended and restated loan agreement prohibits capital expenditures for any use other than purchases of equipment for leasing to customers in the ordinary course of business, and limits the amount of capital expenditures that may be made by the Company for fiscal years 2011 and 2012.

The amended and restated loan agreement requires the Company to comply with various financial and non-financial covenants and includes customary events of default. The financial covenants include requirements that the Company maintain minimum liquidity, quarterly profitability (as defined in the agreement), quarterly consolidated EBITDA, and cash flow leverage and fixed charge coverage ratios, which are measured monthly beginning October 31, 2011.

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

In consideration for the lenders entry into the new loan agreement, the Company was required to pay a closing fee in the amount of $736 thousand, fifty percent of which was due at closing. The remaining half was paid in December 2011. The amended and restated loan agreement also required a payment of $1.0 million at closing, which was first applied to the portion of the closing fee due at closing and second to the outstanding principal balance of the term loan. In accordance with the terms of the amended and restated loan agreement, $1.0 million of the remaining $2.8 million relating to certain tax refunds received by the Company and held by U.S. Bank in a control account was applied to the payment due at closing, with the remaining $1.8 million released to the Company for certain permitted capital expenditures.

As of September 4, 2011, the Company determined that it was not in compliance with certain covenants contained in the amended and restated loan agreement.  On December 22, 2011, the Company and the lenders entered into a first amendment to the amended and restated loan agreement and waiver of defaults.  The first amendment, among other things: (i) modifies certain financial covenants; (ii) incorporates the lender's consent to the sale of the Company's corporate headquarters (which occurred on December 28, 2011); (iii) requires the Company to maintain at least $350 thousand in liquidity through January 31, 2012 and at least $500 thousand in liquidity at all times thereafter; and (iv) waives any and all prior events of default.

Under the terms of the first amendment, the net cash proceeds of $6.125 million from the sale of the corporate headquarters were applied to pay: (i) an amendment fee equal to $214 thousand, representing one percent (1.00%) of the outstanding balance of the credit facility as of December 22, 2011; (ii) all fees and interest due and payable as of the sale date (including all current interest, all deferred interest accruing from June 15, 2011 through the sale date, and the remaining portion of the closing fee ($368 thousand) related to the Company's entry into the amended and restated loan agreement); and (iii) the outstanding principal balance under the credit facility.

The first amendment also modifies certain covenants contained in the amended and restated loan agreement, and (i) requires the Company to apply 75% of its excess cash flow as of the end of each fiscal quarter towards the satisfaction of its obligations under the credit facility; (ii) to the extent liquidity exceeds $1.5 million at any time, requires the Company to apply such excess towards the satisfaction of its obligations under the credit facility; and (iii) prohibits capital expenditures for any use other than purchases of equipment for leasing to customers in the ordinary course of business, and further limits the amount of capital expenditures that may be made by the Company.

As of December 22, 2011, after giving effect to an unscheduled principal payment of $1.5 million on December 9, 2011, the outstanding balance under the credit facility was approximately $21.4 million. Following the application of the net cash proceeds of $6.125 million from the sale of the corporate headquarters, the outstanding balance and interest rate under the credit facility as of December 28, 2011 were approximately $16.6 million and 9.79%, respectively. The Company expects that it will be required to make additional payments of $8.5 million in the twelve-month period ending June 30, 2012 (inclusive of approximately $7.7 million already paid from June 30, 2012 through the date of this filing) to remain compliant with the covenants of its credit facility. If all of the covenants and payments have been met at June 30, 2012, the maturity date of the credit facility will be extended to June 30, 2013.  If that occurs, the Company will be required to pay approximately $15.4 million from the one-year period beginning July 1, 2012 through June 30, 2013, including an aggregate payment of approximately $12.2 million at June 30, 2013, representing the remaining balance due at maturity (assuming payments made in accordance with the payment schedule set forth in the amended and restated loan agreement).

9. Commitments and contingencies

Leases.  The Company leases administrative and warehouse facilities and certain equipment.  Rent expense during 2011 and 2010 was $251 thousand and $305 thousand.

Future minimum lease payments and applicable fiscal years are as follows (in thousands):

2012	$540
2013	363
2014	25
2015	2

Minimum future rentals due from the Company’s customers on non-cancelable bingo equipment operating leases and applicable fiscal years are as follows (in thousands):

2012	$4,510
2013	240
2014	27

Purchase commitments.  From time to time, we enter into commitments with our vendors to purchase VLT parts, bingo terminals and support equipment at fixed prices and/or guaranteed quantities.  Various other additional purchase commitments were made in the ordinary course of business throughout fiscal 2011, of which $2.9 million was outstanding as of October 30, 2011.

Litigation.  The Company is involved in various other legal proceedings arising in the ordinary course of our business. While management is generally unable to estimate a range of potential loss, if any, associated with these matters, management does not believe, based in part on the advice of counsel, that any of such proceedings will have a material adverse effect on the Company’s business, results of operations, or financial condition and therefore a minimal provision for loss has been recorded.

Employee separation agreements ~ In November 2010, the Company entered into a Consulting, Separation, and Non-compete agreement with Richard T. Fedor in connection with his resignation as Executive Chairman of the Company and as a member of the Board of Directors.  Pursuant to the agreement, the Company will compensate Mr. Fedor $120,000 per year and provide specified medical benefits for a three-year consulting period as consideration for his consulting services and his compliance with certain restrictive covenants in the agreement.  Following the initial three-year period, the Company will pay Mr. Fedor $60,000 per year and provide specified medical benefits in consideration for his continued compliance with the non-compete and non-solicitation provisions as well as certain restrictive covenants in the agreement.

10. Stockholders' equity

Stock-based compensation.  The Company generally grants stock options to its employees for a fixed number of shares with an exercise price equal to the fair value of the shares on the date of the grant.  We also grant restricted stock grants valued at the price equal to the fair value of the shares on the date of grant.

Stock Incentive Plan.  The Company has an incentive stock plan (the "Plan"). Under the Plan, either incentive stock options ("ISO's") or nonqualified stock options ("NSO's") may be granted to employees, directors, and consultants to purchase the Company's common stock at an exercise price determined by the Board of Directors on the date of grant.  ISO's may be granted only to employees at an exercise price that equals or exceeds the fair value of such shares on the date such option is granted. The options generally have a term of ten years and vesting periods of one to four years are determined at the discretion of the Board of Directors. In addition, restricted stock may be granted to employees (who are not officers or directors), consultants, and independent contractors.  The Company reserved 4,000,000 shares of common stock for issuance under the 1997 Plan; as of December 9, 2011, no shares of common stock remained available for grant.  In April 2010, the stockholders approved the 2010 Stock Incentive Plan, under which a total of 1,100,000 shares of common stock were authorized to be issued. In April 2011, the stockholders approved the 2011 Stock Incentive Plan, under which a total of 1,500,000 shares of common stock were authorized to be issued.

The aggregate intrinsic value represents the difference between the closing price of our common stock on October 30, 2011 which was $0.07, and the exercise price, multiplied by the number of in-the-money stock options as of the same date. This represents the amount that would have been received by the stock option holders if they had all exercised their stock options on October 30, 2011. In future periods, this amount will change depending on fluctuations in our stock price. The aggregate intrinsic value of the options outstanding at October 30, 2011 and October 31, 2010 was zero.  The aggregate intrinsic value of options exercised under our stock option plans at October 30, 2011 and October 31, 2010 was zero determined as of the date of option exercise.

Stock options activity under both plans for fiscal 2011 and fiscal 2010 follows:

	2011		2010
	Number of Shares (Options)	Weighted-Average Exercise Price	Number of Shares (Options)	Weighted-Average Exercise Price
Balance at beginning of year:	1,473,947	$1.42	1,032,450	$2.32
Options:
Granted	357,500	0.19	947,564	0.82
Forfeited	(204,999)	1.15	(187,500)	1.34
Expired	(144,951)	1.92	(318,567)	2.62
Exercised	-	-	-	-
Balance at end of year	1,481,497	1.12	1,473,947	1.42
Exercisable at end of year	909,831	1.45	391,581	2.98
Weighted average grant-date fair value of options granted during the year		0.19		0.67

Restricted shares activity for fiscal 2011 and fiscal 2010 follows:

	2011		2010
	Number of Shares	Weighted-Average Exercise Price	Number of Shares	Weighted-Average Exercise Price
Balance at beginning of year:	88,001	$3.40	177,165	$3.18
Options:
Granted	-	-	-	-
Forfeited	(9,418)	2.69	(18,333)	1.40
Expired	(640)	5.17	-	-
Exercised	(67,943)	2.37	(70,831)	3.38
Balance at end of year	10,000	0.84	88,001	3.40
Exercisable at end of year	10,000	0.84	88,001	3.40

Stock-based compensation for fiscal 2011 and fiscal 2010 follows:

	2011	2010
	(In thousands)
Pre-tax expense	$313	$522
Tax (benefit)	(1)	(27)
After-tax expense	$312	$495

The following table summarizes information regarding stock options outstanding and exercisable as of October 30, 2011:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price
$0.00 - $0.24	300,000	9.67	$0.22	-	-	$-
$0.25 - $1.25	637,997	8.90	0.39	522,997	8.91	0.39
$1.26 - $4.15	488,500	6.11	2.16	331,834	5.27	2.47
$4.16 - $6.10	30,000	2.55	4.40	30,000	2.55	4.40
$6.11 - $8.05	25,000	4.41	6.54	25,000	4.41	6.54
$0.00 - $8.05	1,481,497	7.93	$1.12	909,831	7.25	$1.45

As of October 30, 2011, the total compensation cost related to unvested stock-based awards totaled $88 thousand. This cost is expected to be amortized to expense in fiscal years 2012, 2013, and 2014 at $52 thousand, $22 thousand, and $14 thousand respectively, and will be adjusted for subsequent changes in estimated forfeitures.

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

On July 16, 2009, the Company adopted Amendment No. 1 to the Rights Agreement which amends the definition of “Acquiring Person” to increase from 15% to 26.5% the minimum beneficial ownership interest in the Company’s outstanding common stock that would cause our then current Chairman of the Board (as a “Grandfathered Person”) to become an Acquiring Person.  Thus, Amendment No. 1 permits our then Chairman of the Board to acquire up to 26.5% of our common stock before triggering the dilutive effect of the rights under the rights Agreement.  No other changes were made to the Rights Agreement.

11. Income taxes

Income tax provision (benefit). The income tax provision (benefit) recorded in the consolidated statement of operations for fiscal 2011 and fiscal 2010 consists of the following (in thousands):

	2011	2010
Current:
Federal	$27	$(3,971)
State	5	79
Foreign	(58)	(206)
	(26)	(4,098)
Deferred:
Federal	-	10,942
State	-	2,390
Foreign	-	159
	-	13,491
Income tax provision (benefit)	$(26)	$9,393

The following table explains the difference between the Company’s effective tax rate and the federal statutory rate of 34% for fiscal 2011 and fiscal 2010:

	2011	2010
Income tax benefit at the statutory rate	(34.00%)	(34.00%)
State income taxes, net	0.08%	(2.90%)
Meals and entertainment	0.23%	0.40%
Non deductible stock compensation	1.20%	1.20%
Non deductible lobbying expenses	0.34%	0.40%
ASC 740-10 Interest accrual	1.01%	0.50%
Change in valuation allowance	31.33%	120.20%
Other, net	(0.61)%	(0.10%)
Income tax provision (benefit) at its effective rate	(0.42%)	85.70%

Deferred tax assets. The significant components of the Company's deferred income tax assets, (there are no deferred tax liabilities) as of October 30, 2011 and October 31, 2010 are as follows (in thousands):

	2011		2010
	Current	Non-Current	Current	Non-Current

Depreciation and amortization of long lived assets	$-	$9,336	$-	$9,849
Allowance for doubtful accounts	-	-	1,144	-
Reserve for obsolete inventory	407	-	494	-
Reserve for obsolete terminals	144	-	-	99
Accrued vacation	121	-	137	-
Stock compensation expense	-	168	104	137
Foreign tax credit carry-forward	-	39	-	98
Value of credit swap derivative	-	235	-	434
Fair market value write-down on investments	-	467	-	928
Loss carry-forwards	-	3,851	-	1,093
Other	(114)	19	(66)	(86)

	558	14,115	1,813	12,552
Valuation allowance	(558)	(14,115)	(1,813)	(12,552)

Net deferred income tax asset	$-	$-	$-	$-

Valuation allowances.  In fiscal 2010, we established a 100% valuation allowance against deferred tax assets, which were associated with net operating loss carryforwards, foreign tax credits, reserves, amortization of intangibles and deferred revenue to reduce them to their estimated net realizable value.  Significant management judgment is required in determining a deferred tax asset valuation allowance.  In evaluating the ability to recover deferred tax assets, we considered available positive and negative evidence giving weight to recent cumulative losses, ability to carryback losses against prior taxable income and to forecasted financial results commensurate with its objective verifiability, the forecast of future taxable income including the reversal of temporary differences and the implementation of feasible and prudent tax planning strategies.  The valuation allowance will be maintained until sufficient positive evidence exists to support the reversal of the valuation allowance.  Under current tax laws, this valuation allowance will not limit our ability to utilize Federal and state deferred tax assets provided we can generate sufficient future taxable income.

Net operating losses and related items.  At October 30, 2011 the Company had net remaining operating loss carryforwards for federal and state income tax purposes of $9.1 million and $24.2 million.  The state carryforwards are available to offset future taxable income, but if not used they will expire between 2016 and 2031.  The federal carryforwards are available to offset future taxable income, but if not used they will expire between 2030 and 2031.

Unrecognized tax positions.  The Company files numerous consolidated and separate income tax returns in the United States and in many state and foreign jurisdictions. With few exceptions, the Company is no longer subject to United States federal income tax examinations for years before 2006, and is no longer subject to state and local, or foreign income tax examinations for years before 2005.

The Internal Revenue Service (IRS) commenced an examination of the Company’s U.S. income tax returns for the fiscal year ended October 31, 2007 in the first quarter of 2009 that was anticipated to be completed within the following twelve months.  As of October 30, 2011, the IRS has proposed certain adjustments to the depreciable life used in calculating federal tax depreciation on the Company’s leased electronic bingo systems.  Management does not agree with the proposed adjustment and, if this cannot be resolved at the examination level, intends to file a protest with IRS Appeals.  However, if a resolution cannot be reached, it is reasonably possible that an additional payment of approximately $1.3 million may be made by the end of 2012.  Therefore, the Company has accrued the $1.3 million as a component of income taxes payable, of which $981 thousand is tax, and $307 thousand is interest and penalties.

A reconciliation of the beginning and ending amount of unrecognized tax benefits for fiscal 2011 and fiscal 2010 is as follows (in thousands):

	2011	2010
Balance at beginning of year	$981	$1,165
Changes in tax positions of prior years	-	(184)
Balance at end of year	$981	$981

At October 30, 2011, no material amount of the unrecognized tax benefits would affect the annual effective tax rate if recognized since they pertain only to the timing of recognition of tax allowable deductions.

It is possible that the amount of unrecognized tax benefit will change within the next 12 months; however, an estimate of the range of change cannot be made at this time.

12. Warranty

The Company offers a standard service warranty to customers within the VLT division that covers parts, software, and labor, free of charge, for a standard term of 90 days following the installation of a sold machine.  In special circumstances, the warranty may be extended up to 180 days.  Management makes estimates on the accrued liability of warranties by calculating the average monthly cost to repair a unit under warranty using average rates from the prior fiscal period’s actual costs.  The estimated potential amount of liability is accrued in the warranty liability and is adjusted as existing warranties expire and new machine sales are made.

A reconciliation of the beginning and ending amount of warranty reserves for fiscal 2011 is as follows (in thousands):

2011

Beginning Balance	$59
Warranty Services and Repairs Performed	(412)
Reduction of Previously Accrued Liability	(59)
Additional Warranty Liabilities	600
Ending Balance	$188

13. Accrued severance

The Company has incurred expenses connected with severance agreements. Changes in the accrued severance liability, which is included in accrued payroll and related, consisted of the following for fiscal 2011 and fiscal 2010 (in thousands):

	2011	2010
Beginning balance	$209	$-
Accrued severance expenses	113	775
Less severance paid	(160)	(566)
Ending balance	$162	$209

14. Net income (loss) per common share

A reconciliation of the shares used in the basic and fully diluted earnings per share calculations for fiscal 2011 and fiscal 2010 follows (in thousands):

	2011	2010
Basic weighted average shares outstanding	11,837	11,772
Effect of dilutive stock options	109	440
Diluted weighted average shares outstanding	11,946	12,212

Employee stock options to purchase 1,123,997 shares during fiscal 2011 and 947,564 shares during fiscal 2010 were not included in the computation of diluted earnings per share because the effect would have been anti-dilutive.

15. Related Party Transactions

The Company purchases equipment from Ceronix, Inc., which is controlled by one of our board members. Purchases from Ceronix were $80 thousand and $9 thousand for the 52-week periods ended October 30, 2011 and October 31, 2010.  Outstanding payables to Ceronix as of October 30, 2011 and October 31, 2010 were $20 thousand and $5 thousand respectively.

The Company has engaged Richard Fedor Sr., past Chairman of the Board, as a consultant. As of September 14, 2011 he was beneficial owner of approximately 15.0% of the outstanding stock. For the 52 week period ended October 30, 2011 and October 31, 2010, the Company has paid Mr. Fedor $173 thousand and $58 thousand in fees and expenses respectively.

On April 13, 2011, the Company entered into a consulting agreement with Kevin Y. Painter, Director of the Company, to advise the Company in its operations and provide guidance and assistance with contract manufacturers and suppliers. This contract called for monthly payments of $10 thousand plus expenses.  For the fiscal year 2011, the Company paid Mr. Painter $57 thousand.  In fiscal year 2010 there were no costs paid to Mr. Painter.  On May 11, 2011, Mr. Painter was appointed Chairman of the Board of Directors. On June 21, 2011 the Company elected Mr. Painter to serve as the Company’s President and Chief Executive Officer. With the acceptance by Mr. Painter to serve as the Company’s President and Chief Executive Officer on June 21, 2011, the consulting agreement was terminated. Mr. Painter’s employment provides for an annual base salary of $190,000 and he was granted 300,000 stock options at an exercise price of $0.22 per share which vests ratably over a three year period contingent on continued employment with the Company.

16. Business segment information

Management has identified two operating segments without regard to geographic location. Each operating segment is considered a reporting unit, which are described as follows:  (1) the design, development, and marketing of interactive electronic bingo systems consisting of portable and fixed-based systems and (2) the design, development, manufacturing and sale of VLT equipment, related products, and proprietary game content.

The Company evaluates the performance of these segments based on many factors including sales, sales trends, margins, and operating performance. The Company allocates certain shared employee costs between the segments based on general estimates of the actual time spent by employees related to each respective segment and other cost sharing metrics.  In addition, management has classified administrative overhead departmental costs such as accounting, information technology, and legal as corporate expenses.  Other costs such as legal fees, restructuring expenses, sales and marketing and research and development costs not directly attributed to segments are classified as corporate expenses.  Selected financial information for the two segments follows:

(In thousands)	October 30, 2011	October 31, 2010

Net revenues
Bingo	$24,175	$30,066
VLT	6,692	5,105
	$30,867	$35,171
Cost of revenues
Bingo	$9,844	$11,825
VLT	5,069	4,352
	$14,913	$16,177
Income (loss) from operations
Bingo	$6,819	$9,039
VLT	(669)	(5,564)
Corporate	(10,813)	(13,239)
	$(4,663)	$(9,764)
Depreciation and amortization
Bingo	$3,867	$5,079
VLT	1,309	961
Corporate	205	406
	$5,381	$6,446

	October 30, 2011	October 31, 2010
Identifiable assets
Bingo	$21,684	$24,387
VLT	4,856	7,220
Corporate	7,393	15,153
	$33,933	$46,760

17. Subsequent events

Settlement Agreement - On October 4, 2011, the Company entered into a Settlement Agreement (the “Settlement Agreement”), whereby, in exchange for payment of $500 thousand, the Company agreed to resolve, discharge and settle all claims that were or could have been brought by the Company against Lehman Brothers Holdings Inc. (“LBHI”), Lehman Brothers Inc., and certain individuals, including those claims asserted in the arbitration proceeding captioned GameTech International, Inc. v. Lehman Brothers Inc., et al. (Case No. 08-03389), pending before the Financial Regulatory Authority (“FINRA”) and the cases commenced in the United States Bankruptcy Court for the Southern District of New York, by LBHI and certain of its subsidiaries under Chapter 11 of Title 11 of the United States Code, Case No. 08-13555 (JMP), et seq.

The Settlement Agreement provides that payment of the Settlement Amount is subject to the approval of the United States Bankruptcy Court for the Southern District of New York.  On November 18, 2011, the United States Bankruptcy Court for the Southern District of New York entered an order in the above mentioned Chapter 11 cases, authorizing relief from the automatic stay, to the extent necessary to allow certain insurers to fund the Settlement Amount which occurred on November 23, 2011.  Substantially all of the Settlement Amount was used to reduce outstanding debt.

License Agreement - On October 31, 2011, the Company entered into a License Agreement with AGS, LLC (d/b/a American Gaming Systems) (“AGS”), pursuant to which the Company granted AGS the exclusive right to utilize five (5) game titles from the Company’s library of poker, keno, line-up, and blackjack VLT games (the “VLT Game Titles”), in connection with video gaming machines sold, leased, or otherwise placed by AGS in the state of Illinois.  The license includes the intellectual property rights associated with each of the five individual VLT Game Titles selected by AGS, including the game themes, graphical artwork, video images, audio features, math models, methodologies, and all patents, trademarks, logos and other intellectual property associated therewith.  The Company retains all right, title and interest to the VLT Game Titles (including the right to sell, lease or license such titles outside Illinois), except as expressly granted to AGS under the License Agreement.

In consideration for the license, AGS agreed to pay the Company a non-refundable license fee of $1.0 million which was paid on November 8, 2011.  The License Agreement also includes an option for AGS to license additional games for use in Illinois from the Company and a right of first refusal and option to license newly developed games for the Illinois market, in exchange for $200,000 per game selected.  This option and right of first refusal will be available to AGS for a period of three years.

Sale of Corporate Headquarters - On November 2, 2011, the Company entered into a Purchase and Sale Agreement and Joint Escrow Instructions (the “Sale Agreement”) to sell certain real property and improvements and certain other assets including approximately 4.9 acres of land, an industrial facility consisting of approximately 115,000 square feet, and certain other assets related to the property (the “Property”) to Kassbohrer All Terrain Vehicles, Inc. (the “Buyer”) for $6.125 million.

On December 28, 2011, the Company and the Buyer closed the sale of the Property.  As required by our Credit Facility, substantially all of the net proceeds from the sale of the Property were used by the Company to reduce the outstanding obligations under its Credit Facility.  There are no material relationships between the Buyer and the Company, or any of its affiliates directors, officers, or their associates, other than in respect of the transactions contemplated by the Sale Agreement.  Pursuant to the terms of the Sale Agreement, the Company expects to lease a significant portion of the Property from the Buyer for a period of approximately sixteen months from the closing date.

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

On December 22, 2011, the company entered into a first amendment to the amended and restated loan agreement - See Note 8.

Item 9.               Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A.            Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) that are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms and that such information is accumulated and communicated to management, including the Chief Executive Officer and the Chief Financial Officer, to allow timely decisions regarding required disclosures.

In connection with the preparation of this Report, our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures as of October 30, 2011. Based on that evaluation, our management has concluded that our disclosure controls and procedures were effective as of that date. In making its conclusion, management determined that the material weakness in the Company's disclosure controls and procedures as of the end of the Company's third quarter had been remediated as of October 30, 2011 as a result of the Company's reassignment and hiring of personnel, improvements in the performance review and account analyses processes and acceleration of the periodic closing process.

Internal Control over Financial Reporting

Management’s Report on Internal Control Over Financial Reporting

Internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) is a process designed by, or under the supervision of, our principal executive and principal financial officers, and effected by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.  Management is responsible for establishing and maintaining adequate internal control over our financial reporting.

We have evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our internal control over financial reporting as of October 30, 2011.  This evaluation was performed using the Internal Control – Integrated Framework developed by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) was effective as of that date.

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

PART III

Item 10.             Directors and Executive Officers and Corporate Governance

The information required by this item is incorporated by reference to the definitive proxy statement to be filed pursuant to Regulation 14A of the Exchange Act for our 2012 Annual Meeting of Stockholders.

Item 11.             Executive Compensation

The information required by this item is incorporated by reference to the definitive proxy statement to be filed pursuant to Regulation 14A of the Exchange Act for our 2012 Annual Meeting of Stockholders.

Item 12.             Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item is incorporated by reference to the definitive proxy statement to be filed pursuant to Regulation 14A of the Exchange Act for our 2012 Annual Meeting of Stockholders.

Item 13.             Certain Relationships and Related Transactions and Director Independence

The information required by this item is incorporated by reference to the definitive proxy statement to be filed pursuant to Regulation 14A of the Exchange Act for our 2012 Annual Meeting of Stockholders.

Item 14.             Principal Accounting Fees and Services

The information required by this item is incorporated by reference to the definitive proxy statement to be filed pursuant to Regulation 14A of the Exchange Act for our 2012 Annual Meeting of Stockholders.

PART IV

Item 15.             Exhibits and Financial Statement Schedules

(a)   Financial Statements and Financial Statement Schedules

(1)	Consolidated Financial Statements.
Consolidated Financial Statements are listed in the Index to Consolidated Financial Statements on page 23 this report.

(2)	Consolidated Financial Statement Schedules.
No financial statement schedules are included because they are not applicable, are not required, or because required information is included in the consolidated financial statements or the notes thereto.

(b)   Exhibits

Exhibit Number	Description of Exhibit
3.1	Certificate of Incorporation of the Registrant, as amended (1)
3.2	Certificate of Designation of Series A Junior Participating Preferred Stock of the Registrant (6)
3.3	Fourth Amended and Restated Bylaws of the Registrant (7)
4.1	GameTech International, Inc. Registration Rights Agreement (2)
4.2	Rights Agreement, dated as of March 7, 2003, between GameTech International, Inc. and Mellon Investor Services, LLC, as rights agent. (4)
4.3	Amendment No. 1 to Rights Agreement dated as of July 16, 2009, between GameTech International, Inc. and Mellon Investor Services, L.L.C., as rights agent. (5)
4.4	Specimen Common Stock Certificate (6)
10.1	GameTech International, Inc. 1997 Incentive Stock Plan (1)
10.2	GameTech International, Inc. 2001 Restricted Stock Plan (3)
10.3	Amended and Restated 1997 Incentive Stock Plan (8)
10.4	Form of Restricted Stock Agreement (8)
10.5	Form of Stock Option Agreement (8)
10.6	Form of Stock Unit Award Agreement (8)
10.7	GameTech International, Inc. 2010 Incentive Stock Plan
10.8	Form of Stock Option and Restricted Stock Agreement
10.9	Purchase and Sale Agreement and Joint Escrow Instructions between the Registrant and Kassbrohrer All Terrain Vehicles, Inc., dated as of November 2, 2011.
10.10	First Amendment to Purchase and Sale Agreement and Joint Escrow Instructions the Registrant and Kassbrohrer All Terrain Vehicles, Inc., dated as of December 13, 2011.
10.11	Amended and Restated Loan Agreement dated June 15, 2011, by and among the Registrant and the lenders named herein, and U.S. Bank N.A., as collateral and administrative agent (9)
10.12
First Amendment to Amended and Restated Loan Agreement and Waiver of Defaults between the Registrant and the lenders named herein, and U.S. Bank N.A., as collateral and administrative agent, dated as of December 22, 2011 (10)

21	List of Subsidiaries
23	Consent of Independent Registered Public Accounting Firm
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended.
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated by the Securities Exchange Act of 1934, as amended
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS**	XBRL Instance
101.SCH**	XBRL Taxonomy Extension Schema
101.CAL**	XBRL Taxonomy Extension Calculation
101.DEF**	XBRL Taxonomy Extension Definition
101.LAB**	XBRL Taxonomy Extension Labels
101.PRE**	XBRL Taxonomy Extension Presentation

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

(3)	Incorporated by reference to Exhibit 10.1 to the Registrant’s Registration Statement on Form S-8 (Registration No. 333-72886) as filed with the Commission on or about November 7, 2001.
(4)	Incorporated by reference to Exhibit 4.3 to the Registrant’s Current Report on Form 8-K dated March 7, 2003 as filed with the Commission on or about March 10, 2003, Commission File No. 000-23401.
(5)	Incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K dated July 16, 2009 as filed with the Commission on or about July 20, 2009, Commission File No. 000-23401.
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

(8)	Incorporated by reference to Exhibits 10.34(a), (b), (c) and (d) to the Registrant's Current Report on Form 8-K dated March 28, 2006 as filed with the Commission on or about April 3, 2006.
(9)	Incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q as filed with the Commission on June 20, 2011.
(10)	Incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K dated December 22, 2011 as filed with the Commission on or about December 29, 2011.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GAMETECH INTERNATIONAL, INC.

Dated: February 1, 2012	By:	/s/ KEVIN PAINTER
Kevin Painter
President and Chief Executive Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/S/ KEVIN PAINTER	President and Chief Executive Officer	February 1, 2012
Kevin Painter	(Principal Executive Officer )

/S/ ANDREW ROBINSON	Chief Financial Officer and Treasurer	February 1, 2012
Andrew Robinson	(Principal Financial Officer and Principal Accounting Officer)

/S / RICHARD H. IRVINE	Director	February 1, 2012
Richard H. Irvine

/S/ SCOTT H. SHACKELTON	Director	February 1, 2012
Scott H. Shackelton

/S/ DONALD K. WHITAKER	Director	February 1, 2012
Donald K. Whitaker