Form 10-Q
period 2012-01-29
GAMETECH INTERNATIONAL INC
filed 2012-03-14
CIK 1045014

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the 13 weeks ended January 29, 2012

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

On March 9, 2012, the registrant had 11,874,634 outstanding shares of its Common Stock, par value $0.001 per share.

GAMETECH INTERNATIONAL, INC.
QUARTERLY REPORT ON FORM 10-Q
FOR THE 13-WEEK PERIOD ENDED JANUARY 29, 2012

PART 1.                      FINANCIAL INFORMATION:

ITEM 1.                      FINANCIAL STATEMENTS

GAMETECH INTERNATIONAL, INC.
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands)

	January 29, 2012	October 30, 2011
ASSETS	(Unaudited)
Current assets:
Cash and equivalents	$794	$1,357
Restricted cash	-	177
Accounts receivable, net of allowances of $1,381 and $1,478	2,690	2,946
Income taxes receivable	339	362
Inventories	2,179	2,188
Prepaid expenses and other	932	881
	6,934	7,911
Assets held for sale	-	5,833
Deposits	180	900
Bingo equipment, furniture and other equipment, net	7,997	7,094
Goodwill	10,184	10,184
Other intangibles, less accumulated amortization of $10,255 and $9,985	1,541	1,683
Debt acquisition costs, less accumulted amortization	388	328
	$27,224	$33,933
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Notes payable	$16,460	$23,355
Interest rate swap	555	665
Accounts payable	2,329	1,856
Accrued payroll and related	792	988
Income taxes payable	1,331	1,298
Deferred revenue	298	649
Other accrued liabilities	1,119	1,655
	22,884	30,466

Stockholders’ equity:
Common stock, $0.001 par value: 40,000,000 shares authorized; 14,480,537 shares issued, 11,874,634 and 11,874,634 shares outstanding	14	14
Additional paid in capital	52,168	52,153
Deficit	(35,825)	(36,683)
Treasury stock, at cost, 2,605,903 and 2,605,903 shares	(12,017)	(12,017)
	4,340	3,467

	$27,224	$33,933

See notes to unaudited consolidated financial statements.
Consolidated Statements of Operations

GAMETECH INTERNATIONAL, INC.
UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)

	13-week periods ended
	January 29, 2012	January 30, 2011
Net revenues	$8,251	$10,102

Cost of revenues, excluding depreciation & amortization	2,413	3,838
Depreciation and amortization	635	1,094
	3,048	4,932

Gross profit	5,203	5,170

Operating expenses:
General and administrative	1,819	1,706
Sales and marketing	1,309	1,816
Research and development	876	915
Depreciation and amortization	294	314
Impairment loss, assets held for sale	-	445
	4,298	5,196

Income (loss) from operations	905	(26)

Other income (expense):
Interest expense	(488)	(387)
Other, net	504	172
Income (loss), before income taxes	921	(241)

Income taxes	63	47

Net income (loss)	$858	$(288)

Basic and diluted net income (loss) per share	$0.07	$(0.02)

Weighted shares used in calculating basic and diluted net income (loss) per share	11,875	11,815

See notes to unaudited consolidated financial statements.
 Statements of Stockholders’ Equity

GAMETECH INTERNATIONAL, INC.
UNAUDITED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands, except share amounts)

	Common Stock		Additional Paid in		Treasury Stock
	Shares	Amount	Capital	Deficit	Shares	Amount	Total
Balances at October 31, 2011	14,480,537	$14	$52,153	$(36,683)	2,605,903	$(12,017)	$3,467
Stock based compensation	-	-	15	-	-	-	15
Net income	-	-	-	858	-	-	858
Balances at January 29, 2012	14,480,537	$14	$52,168	$(35,825)	2,605,903	$(12,017)	$4,340

Balances at November 1, 2010	14,480,537	$14	$52,154	$(30,315)	2,673,844	$(12,330)	$9,523
Restricted stock issued	-	-	(68)	-	(14,834)	68	-
Stock based compensation	-	-	151	-	-	-	151
Net loss	-	-	-	(288)	-	-	(288)
Balances at January 30, 2011	14,480,537	$14	$52,237	$(30,603)	2,659,010	$(12,262)	$9,386

See notes to unaudited consolidated financial statements.

Condensed Consolidated Statements of Cash Flows
GAMETECH INTERNATIONAL, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	13 Weeks Ended	13 Weeks Ended
	January 29, 2012	January 30, 2011
Operating activities:
Net cash provided by (used in) operating activities	$1,453	$(583)

Investing activities:
Proceeds from sale of assets held for sale	5,859	-
Acquisition of intangibles	(128)	(13)
Deposits for purchase of bingo equipment	720	-
Purchases of bingo equipment, furniture and other equipment	(1,535)	(368)
Net cash provided by (used in) investing activities	4,916	(381)

Financing activities:
Repayment of borrowings	(6,894)	(2,168)
Decrease in restricted cash	1,757	2,353
Increase in restricted cash	(1,581)	(153)
Payment for debt acquisition costs	(214)	-
Net cash provided by (used in) financing activities	(6,932)	32

Net decrease in cash and equivalents	(563)	(932)
Cash and equivalents, beginning of period	1,357	2,017

Cash and equivalents, end of period	$794	$1,085

See notes to unaudited consolidated financial statements.

GAMETECH INTERNATIONAL, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.     BASIS OF PRESENTATION

The unaudited consolidated financial statements of GameTech International, Inc. and subsidiaries (individually and collectively the “Company”), have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) applicable to interim financial information.  Accordingly, certain information normally included in the annual financial statements prepared in accordance with accounting principles generally accepted in the United States has been condensed and/or omitted.  For further information, please refer to the annual audited consolidated financial statements of the Company, and the related notes included within the Company’s Annual Report on Form 10-K for the year ended October 30, 2011, previously filed with the SEC, from which the balance sheet information as of that date is derived.

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

For reporting purposes, certain general and administrative expenses are reported as “corporate expenses” (Note 16) and are no longer allocated to the segments.  Other income (expense) items and income taxes (benefit) are also not allocated to the business segments.  In addition, certain minor reclassifications have also been made to the fiscal 2011 interim amounts to conform to the current period presentation with no effect on income (loss) from operations and net income (loss).

2.     FINANCIAL INSTRUMENTS AND FAIR VALUE MEASURES

For the Company’s cash and equivalents, restricted cash, accounts receivable, accounts payable and debt, the carrying amounts approximate fair value because of the short duration of these financial instruments.  Assets held for sale consisting of real estate at October 30, 2011 was measured at estimated fair value (Note 6).

3.     CONCENTRATION OF CREDIT RISKS

Financial instruments, which potentially subject the Company to concentration of credit risk, consist primarily of cash and equivalents and accounts receivable. The Company’s offshore foreign bank balances of $115 thousand as of January 29, 2012 are not covered by federal deposit insurance (FDIC), but domestic interest bearing accounts are insured for $250 thousand per taxpayer and domestic non-interest bearing accounts are insured without limit.  On January 29, 2012, the Company’s domestic interest bearing deposits exceeded the FDIC insurance limits by approximately $0.1 million.

One customer made up 12.1% and 26.8% of our revenue for the 2012 and 2011, 13-week periods presented.

The Company conducts a substantial amount of business through distributor relationships.  As part of these relationships, many distributors act as a collection agent.  As of January 29, 2012 and January 30, 2011, 32.5% and 40.5% of our consolidated accounts receivable balances relate to one non-agent distributor.  The Company’s allowance for doubtful collection as of January 29, 2012 and January 30, 2011 for this non-agent distributor was approximately 96.9% and 80.2%.  The reduction in our allowance for doubtful accounts during the most recent period presented results from the recovery of certain merchandise previously sold to this non-agent distributor.

4.     LACK OF LIQUIDITY AND MANAGEMENT’S PLANS

Historically, the Company has financed its operations primarily through cash from operations and debt financing activities.  However, except for the most recent period presented, the Company has suffered recurring losses from operations since the quarter ended April 30, 2008 and was in default under its loan agreement until its entry into an Amended and Restated Loan Agreement with its lenders on June 15, 2011 (the “Credit Facility”).  For additional information on the Credit Facility, see Note 9.

Cash balances may decrease as the Company continues to use existing cash and cash from operations to fund its ongoing operations, capital expenditures and debt obligations.  Unless the Company is able to generate increased cash from existing operations and/or raise additional capital, management does not believe that existing cash from operations and cash balances will be sufficient to meet the Company’s anticipated cash needs for the next 12 months.   Management is currently exploring strategic alternatives that are available to the Company in order to meet its operating and capital needs for the next 12 months, including business combinations, strategic partnerships and the sale of Company assets.  If the Company is unsuccessful in these efforts, the Company will not be able to satisfy its debt obligations, invest the resources necessary to obtain regulatory approvals in new markets, continue the development and deployment of current and new products, and/or respond to competitive market pressures and requirements.  Our failure to maintain profitable operations and to generate cash through operations and strategic alternatives would adversely affect our business and could ultimately lead to the financial and operating failure of the Company.

5.     INVENTORIES

Inventories consist of the following (in thousands):

	January 29, 2012	October 30, 2011
Parts and raw materials	$1,088	$1,157
Finished goods	1,091	1,031
	$2,179	$2,188

6.     ASSETS HELD FOR SALE

On December 28, 2011, the Company sold the real property housing its corporate headquarters and warehouse space for $6.125 million.  Net proceeds from the sale of the property were used to reduce the outstanding principal balance under our amended and restated credit facility.  Pursuant to the terms of the sale agreement, the Company expects to lease a significant portion of the property from the purchaser for a period of approximately sixteen months from the closing date.

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

9.     NOTES PAYABLE

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

During fiscal 2010, the Company fell out of compliance with its financial covenants contained in the loan agreement and failed to make scheduled payments of principal and interest in accordance with the terms of the loan agreement. Throughout fiscal 2010, the Company and the lenders entered into various forbearances and amendments to the loan agreement, wherein the lenders conditionally waived their remedies under the loan agreement and imposed certain new terms. These terms included (among others): reduction of the total commitment on the revolver from $2 million to $750 thousand; establishment of a Bank of the West line of credit or letters of credit up to $1.8 million in the aggregate, secured by funds on deposit in the control account; increase of the interest rate on all outstanding balances under the revolver and term loan to the default rate of 3% above the existing rates; requirement that the Company retain a consultant that is acceptable to the Company and the lenders; prohibition on the Company's acquisition of any other business or substantially all the assets of any other business; termination of the forbearance on the resignation or termination of the Chief Executive Officer or the consultant; deferral of accrued interest; limitation on capital expenditures; limitation of the amount of cash disbursements for investments in the Illinois VLT market; and requirement of bi-weekly reports from the Chief Executive Officer and consultant to the lenders.

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

As a result of its entry into the amended and restated loan agreement, the Company reclassified a portion of the outstanding principal balance under its credit facility to long-term as of May 1, 2011.

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

The amended and restated loan agreement provides that all outstanding balances under the facility bear interest at a base rate, which is equal to an applicable margin plus the daily Eurocurrency rate or an alternative base rate (as provided for in the agreement).  The initial applicable margin was 5.80%, increased to 7.50% on February 1, 2012 (through April 2012), and will increase further to 8.50% (May 2012 through October 2012) and 9.50% (November 2012 through June 30, 2013).  Upon an event of default, the interest rate under the facility will increase by 3%.  In addition to the applicable margin, a daily Eurocurrency base rate is applied which is the one-month LIBOR rate.  The LIBOR rate at October 30, 2011 was 0.24%.  The Company’s interest rate swap agreement continues to remain effective following the Company’s entry into the amended and restated loan agreement.  As of January 29, 2012, the outstanding principal balance and applicable interest rate under the Credit Facility were $16.5 million and 9.84% respectively.

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

In consideration for the lenders entry into the amended and restated loan agreement, the Company was required to pay a closing fee in the amount of $736 thousand, fifty percent of which was due at closing.  The remaining half was paid December 31, 2011.  The amended and restated loan agreement also required a payment of $1.0 million at closing, which was first applied to the portion of the closing fee due at closing and second to the outstanding principal balance of the term loan.  In accordance with the terms of the amended and restated loan agreement, $1.0 million of the remaining $2.8 million relating to certain tax refunds received by the Company and held by U.S. Bank in a control account was applied to the payment due at closing, with the remaining $1.8 million released to the Company for certain permitted capital expenditures.

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

Under the terms of the first amendment, the net cash proceeds of $6.125 million from the sale of the corporate headquarters were applied to pay: (i) an amendment fee equal to $214 thousand, representing one percent (1.00%) of the outstanding balance of the credit facility as of December 22, 2011; (ii) all fees and interest due and payable as of the sale date (including all current interest, all deferred interest accruing from June 15, 2011 through the sale date, and the remaining portion of a closing fee ($368 thousand), related to the Company’s entry into the amended and restated loan agreement); and (iii) the outstanding principal balance under the credit facility.

The first amendment also modified certain covenants contained in the amended and restated loan agreement, and (i) requires the Company to apply 75% of its excess cash flow as of the end of each fiscal quarter towards the satisfaction of its obligations under the credit facility; (ii) to the extent liquidity exceeds $1.5 million at any time, requires the Company to apply such excess towards the satisfaction of its obligations under the credit facility; and (iii) prohibits capital expenditures for any use other than purchases of equipment for leasing to customers in the ordinary course of business, and limits the amount of capital expenditures that may be made by the Company.

As of December 28, 2011, after giving effect to an unscheduled principal payment of $1.5 million on December 9, 2011, and the application of the net cash proceeds of $6.125 million from the sale of the corporate headquarters, the outstanding balance and interest rate under the credit facility was approximately $16.6 million and 9.79%.  If all of the covenants and payments have been met at June 30, 2012, the maturity date of the credit facility will be extended to June 30, 2013.

In order to extend the maturity date of the credit facility, the Company (i) must not be in default at the time of the extension, (ii) must be in compliance with each of the financial covenants set forth in the credit facility, (iii) must maintain consolidated operating profit (as defined in the agreement) for the twelve-month period immediately preceding and ending on April 30, 2012 of at least $3.7 million, (iv) must maintain an adjusted cash flow leverage ratio of less than 3 to 1 as of April 30, 2012, and (v) must pay the lenders an extension fee in an amount equal to one-percent of the aggregate outstanding balance owed under the credit facility as of June 30, 2012.  To the extent that the Company is unable to satisfy the requirements for extending the maturity date of the credit facility, the company will engage in discussions with its Lenders and seek to obtain an amendment to the credit facility, a waiver or forbearance.

If the maturity date is extended to June 30, 2013, the Company will be required to pay approximately $4.5 million of principal and interest payments during the year ended June 30, 2013 plus a final principal payment of $12.2 million on June 30, 2013.

10.   INTEREST RATE SWAP CONTRACT

The Company entered into an interest rate swap agreement to hedge its interest rate exposure on its credit facility described in Note 9.  In this agreement, the Company agrees to pay the counterparty a fixed rate payment in exchange for the counterparty agreeing to pay the Company a variable rate payment that is intended to approximate the Company’s variable rate payment obligation on the Credit Facility.  The payment obligation is based on the notional amount of the swap. Depending on the state of interest rates in general, the use of interest rate swaps could enhance or harm the overall performance of the common shares.  The estimated market value of interest rate swaps is based on pricing models that consider the time value of money, volatility, and the current market and contractual prices of the underlying financial instrument.  Unrealized gains are reported as an asset and unrealized losses are reported as a liability on the Company’s Consolidated Balance Sheet.  The change in value of interest rate swaps, including the accrual of periodic amounts of interest to be paid or received on swaps is reported as interest expense in the Company’s Consolidated Statements of Operations.  Swap agreements involve, to varying degrees, elements of market and counterparty risk, and exposures to loss in the related amounts are reflected in the Company’s Balance Sheet.

11.   RELATED PARTY TRANSACTIONS

The Company purchases equipment from a company which is controlled by one of our board members.  Purchases from the company were $42 thousand and $20 thousand for the 2012 and 2011 13-week periods presented.  Outstanding payables to the company as of January 29, 2012 and January 30, 2011 were $12 thousand and $15 thousand, respectively.

The Company has engaged a past Chairman of the Board of the Company as a consultant and paid him $34 thousand and $30 thousand in fees and expenses for the 2012 and 2011, 13-week periods presented.  As of February 14, 2012, this individual was beneficial owner of approximately 16.3% of the outstanding stock.

12.   LEGAL PROCEEDINGS

The Company is involved in various legal proceedings and potential claims arising in the ordinary course of our business. Management is unable to estimate a range of potential loss, if any, associated with most of these matters.  Management does not believe, based in part on the advice of counsel, that any of such proceedings will have a material adverse effect on the Company’s business, results of operations, or financial condition.  Accordingly, a non-material provision for loss has been recorded.

13.   STOCK BASED COMPENSATION

The Company grants stock options to its employees for a fixed number of shares with an exercise price equal to the fair value of the shares on the date of the grant. The Company also grants restricted stock grants valued at the price equal to the fair value of the shares on the date of grant.

The Company recognized stock-based compensation expense of $15 thousand and $105 thousand for stock options for the 13-week period ended January 29, 2012 and January 30, 2011, respectively.

As of January 29, 2012, the total compensation cost related to unvested stock option awards granted to employees and directors under the Company’s stock option plans but not recognized was $69 thousand. The cost of each award will be amortized on a straight-line basis over its term, which ranges from two to four years, and will be adjusted for subsequent changes in estimated forfeitures.  As of January 29, 2012, the compensation related to unvested restricted stock awards granted to employees and directors under the stock option plans, but not yet recognized, was $4 thousand.  The cost will be adjusted for subsequent changes in estimated forfeitures.

During the periods presented, no stock options or restricted stock grants were granted.  For the 2012 and 2011, 13-week periods presented, there were zero and 14,834 shares issued upon vesting of restricted stock awards previously granted.

14.   INCOME TAXES

The effective tax rate for the 13-week periods presented is different from the expected federal rate of 34% due to foreign tax reporting, the effect of changes to the valuation allowance for deferred tax assets and miscellaneous permanent differences between financial and income tax reporting.

For the most recent 13-week period presented, the Company had a 100% valuation allowance ($14.5 million) against deferred tax assets primarily related to federal and state net operating loss carry forwards, foreign tax credits, depreciation and amortization methods and deferred revenue.  Significant management judgment is required in establishing a valuation.  In doing so, the Company considers available positive and negative evidence giving weight to recent cumulative losses, the ability to carry back losses to offset prior taxable income and verifiable forecasts of prospective financial results and taxable income, including the reversal of temporary differences and the implementation of feasible and prudent tax planning strategies.  Management’s decision to provide a 100% valuation allowance for the Company’s deferred tax assets was due to: (1) continuing operating losses except for the most recent period presented; (2) year-over-year market declines in revenues; and (3) uncertainty about the Company’s ability to fund the capital needs for future growth in new jurisdictions.  The 100% valuation allowance will continue until sufficient positive evidence exists to support the reversal.

The Company files numerous consolidated and separate income tax returns in the United States and in many state and foreign jurisdictions. With few exceptions, the Company is no longer subject to United States federal income tax examinations for years before 2006 and is no longer subject to state, local or foreign tax examinations for years before 2005.

As a result of the Internal Revenue Service’s (IRS) examination of the Company’s U.S. income tax returns for the fiscal year ended October 31, 2007 the IRS has proposed certain adjustments to the depreciable life used in calculating federal tax depreciation on the Company’s leased electronic bingo systems.  The Company has accrued tax, interest and penalties totaling $1.3 million and filed a petition with the IRS Tax Court challenging the IRS proposal.  The Company is seeking to remand the appeal back to the IRS appeals office.  If the IRS prevails, any required payment would be offset by the additional depreciation benefits on amended returns for subsequent years resulting in a cashless settlement, except for possible interest and penalties, if any.

15.   NET INCOME (LOSS) PER SHARE

Basic net income (loss) per share (EPS) is computed by dividing reported net income (loss) applicable to common shareholders by the weighted average number of common shares outstanding at the end of each period.  Diluted EPS in profitable years is computed using the weighted average number of common shares and other common stock equivalents outstanding during each period.  Diluted common shares are determined using the treasury stock method, which treats the proceeds from the exercise of all warrants and options as if used to reacquire stock at market value.  There are no adjustments to arrive at net income (loss) applicable to common shareholders (the numerator of the EPS calculation).  The following reflects the adjustments to the denominator assuming profitable years and the related number of anti-dilutive shares (in thousands):

	13-week period ended
	January 29, 2012	January 30, 2011
Basic weighted average shares outstanding	11,875	11,815
Effect of dilutive stock options	-	67
Diluted weighted average shares outstanding	11,875	11,882

For the most recent 13-week period presented, the effect of incremental shares related to dilutive stock options is anti-dilutive due to the market price of the shares being lower than the exercise price.  For the prior year period, the effect of incremental shares related to dilutive stock options is anti-dilutive due to net losses in the period.

16.   BUSINESS SEGMENT INFORMATION

Management has identified two operating segments.  Each operating segment is considered a reporting segment, which is described as follows:  Our Bingo segment is involved in the design, development, marketing, and leasing of interactive electronic bingo systems consisting of portable and fixed-based systems.  Our VLT segment is involved in the design, development, manufacture, and sale of gaming equipment consisting of video lottery terminals and other video gaming devices and the design, development and licensing of gaming content and software.

The Company records identifiable assets and costs for the Bingo and VLT segments within the respective segment.  General overhead costs of the Company are not allocated to the segments and are instead reflected as “Corporate” (see “Results of Operations”).  Corporate assets consist primarily of prepaid expenses, taxes receivable, and property and equipment.  Measurements of segment profit and loss as determined by management do not include items classified as other income (expense) or income taxes and therefore, these items are not allocated to the segments.  Information about the segments’ operations and assets (in thousands) follows:

	January 29, 2012	January 30, 2011

Net revenues
Bingo	$4,997	$6,534
VLT	3,254	3,568
	$8,251	$10,102
Cost of revenues
Bingo	$1,802	$2,612
VLT	1,246	2,320
	$3,048	$4,932
Income (loss) from operations
Bingo	$1,411	$1,966
VLT	1,427	685
Corporate	(1,933)	(2,677)
	$905	$(26)
Depreciation and amortization
Bingo	$618	$1,107
VLT	266	245
Corporate	45	56
	$929	$1,408

	January 29, 2012	October 30, 2011
Identifiable assets
Bingo	$21,509	$21,684
VLT	4,382	4,856
Corporate	1,333	7,393
	$27,224	$33,933

17.   SUBSEQUENT EVENTS

The Company evaluates all subsequent events and transactions for potential recognition or disclosure in its financial statements and determined there are no matters requiring disclosure.

ITEM 2.          MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with our unaudited consolidated financial statements and notes thereto included elsewhere in this report, as well as our audited consolidated financial statements for the 52 weeks ended October 30, 2011, contained in our Annual Report on Form 10-K.

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

OVERVIEW

We design, develop, and market bingo gaming devices and bingo operation management systems, VLT’s, slot machines and related software. VLT’s, slot machines and related software are collectively referred to as “VLT business”. We report on a 52/53 week fiscal year. Fiscal years ended October 28, 2012 and October 30, 2011 both include 52 weeks. The next 53 week year will be the fiscal year ending November 1, 2015.

We are a domestic and international gaming technology company dedicated to the development and manufacturing of gaming entertainment products and systems. We hold a significant position in the North American bingo market with our interactive electronic bingo systems, portable and fixed-based gaming units, and complete hall management modules (our Bingo Segment).  We also hold a significant position in select North American VLT markets, primarily Montana, Louisiana, and South Dakota, where we offer video lottery terminals and related gaming equipment and software (our VLT Segment).  Historically, we have generated over 90% of our revenues domestically.  For the 2012 and 2011 13-week periods presented, 60.6% and 64.7% respectively, of our net revenue came from our Bingo segment.

We generate revenue by placing electronic bingo systems in bingo halls under contracts based on (1) a fixed fee per use per session; (2) a fixed weekly fee per terminal; or (3) infrequently a percentage of the revenue generated by each terminal. Revenue growth for our Bingo systems is affected by player acceptance of electronic bingo as an addition or an alternative to paper bingo.  Additionally, our revenue growth is dependent on our ability to expand operations into new markets and our ability to increase our market share in our current markets. Fixed-based bingo terminals generate greater revenue per terminal than portable bingo terminals, but also require a greater initial capital investment.  For the 2012 13-week period presented, approximately 76.5% of our bingo revenues were generated from our portable bingo systems as opposed to fixed-based bingo units, compared to 78.2% in the comparable prior year period.  Based on historical seasonality, fiscal first quarter bingo revenue is the second highest quarter.

We typically install our electronic bingo systems at no charge to our customers. We capitalize and amortize the installation costs, which have not been material, over the expected contract term. The cost of the bingo equipment is depreciated over its estimated useful life of three to five years using the straight-line method.

Our VLT business generates revenue from the sale of VLT's (new and used), software conversion kits, content fees, license fees, participation fees, parts, and services. For the 2012 and 2011 13-week periods presented, 67.9% and 98.5%, respectively, of our VLT business sales were derived from the sale of new and used equipment, conversion kits, and parts.  Increasing market share, replacement of outdated equipment in existing markets and expanding product placement into new markets drive revenue growth.

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

For the 2012 13-week period presented, we attainted a pre-tax net income of $0.9 million, or $0.08 per share.  The pre-tax income of $0.9 million represents a $1.2 million improvement over the comparable prior year period.  G&A expenses for the most recent period presented increased from the 2011 period due to increases in legal fees and adjustments made to estimated distributor commissions in 2011 offset in part by reductions in management fees and employee costs.  Sales and marketing expenses for the 2012 period presented decreased compared to 2011 due to reduced distributor commissions and reductions in promotional costs.  Research and development expenses for the most recent period presented decreased compared to 2011 due to lower salaries and wages resulting from staff reductions.  There were no impairments of assets held for sale in the first quarter of the current year as compared to $0.4 million in the prior year period.

As a result of the Internal Revenue Service’s (IRS) examination of the Company’s U.S. income tax returns for the fiscal year ended October 31, 2007 the IRS has proposed certain adjustments to the depreciable life used in calculating federal tax depreciation on the Company’s leased electronic bingo systems.  The Company has accrued tax, interest and penalties totaling $1.3 million and filed a petition with the IRS Tax Court challenging the IRS proposal.  The Company is seeking to remand the appeal back to the IRS appeals office.  If the IRS prevails, any required payment would be offset by the additional depreciation benefits on amended returns for subsequent years resulting in a cashless settlement, except for possible interest and penalties, if any.

For the status of the Company’s borrowing arrangements, see Note 9 to the Unaudited Consolidated Financial Statements.

Business Segments

Bingo - As of January 29, 2012, we had bingo devices, games, and systems in service in 38 states, various Native American locations, the Philippines, and Canada.  We market portable, handheld and stationary, fixed-base bingo player devices; unique electronic and paper bingo games, such as Big Bad Bingo™ (“B3”™) and Crystal Ball Bingo®; other related for-fun games, such as solitaire; and bingo management systems.  Our devices display electronic bingo card images for each game and assist the players in managing and marking their bingo cards in physical bingo facilities operated in charitable, Native American, commercial, and military locations.  These devices enable players to purchase and play substantially more bingo cards compared to paper cards, typically leading to more fun and greater spend for the player and increased profits for the operator.  Our bingo management systems, such as Diamond Plus®, AllTrak 2®, and our newest system, the GameTech Edge Bingo System®, provide bingo operators with important information regarding the profitability of their bingo hall(s), inventory systems, and player tracking demographics, among other modules.  We generally enter into one to three year contracts with bingo operators for the use of the bingo devices and management systems.

During fiscal 2011 and through the first quarter of fiscal 2012, deployment of the GameTech Edge Bingo System™ grew to nine states and one province in Canada and the Philippines.  Further enhancements to the GameTech Edge Bingo System™ were released during the final quarter of fiscal 2011, which were coupled with the release of our newest hand held bingo device, the Explorer II™.  The Explorer II™ provides the advanced functionality of the Explorer at a substantially lower production cost, making this product available to a wider variety of customers.  The Explorer II™ received Gaming Laboratories, Inc. (GLI) National Indian Gaming Commission (NIGC) certification in the first quarter of fiscal 2012 and a successful field trial was completed in Clovis California in November 2011.  The new Explorer II™ was installed in Newkirk, Oklahoma on the GameTech EDGE Bingo System™ in late January on the GameTech Edge Bingo System™.

During fiscal 2011, the Company’s management also developed and implemented certain strategic plans focused on the introduction of new bingo products and systems, including (1) a new stand-alone bingo verification system, known as the “Bingo Boss™”, which was introduced in December 2011 on a limited basis, (2) the development of our next generation bingo management system, “GameTech Phoenix™”, and (3) development of a new low production cost portable bingo device.  The GameTech Phoenix™ system, which is expected to be introduced during fiscal 2012, is being designed to perform all the functions of previous operating systems as well as the capabilities needed to satisfy the needs of larger tribal casinos and commercial bingo halls and casinos.  These operators demand a higher level of security and accountability as well as an enhanced set of functional features, which the GameTech Phoenix™ system will support.  The GameTech Phoenix™ system also addresses a number of customer entertainment needs and allows GameTech to focus on different variations of the game of bingo and offer unique bingo game content. The system was redesigned from the ground up based on the experience of past products as well as emerging technologies not available during the design of previous products.  The new low production cost portable bingo device has also been designed from the ground up and is expected to offer a unique form-factor and more engaging user interface.

VLT – We also manufacture and sell video lottery terminals (VLT’s), associated gaming equipment, related software, and game content, collectively called the “VLT business.”  We entered the VLT business on March 28, 2007 with our acquisition of substantially all of the assets of Summit Amusement & Distributing, Ltd.  Our VLTs are typically sold to route operators, bar or tavern gaming operators, and distributors.

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

Q1 2012 Highlights

During the 13 weeks ended January 29, 2012, we produced a net income of $0.9 million, compared to a net loss of $0.3 million for the 13 weeks ended January 30, 2011.  Significant factors attributing to the improvement include:

•	$1.0 million in licensing revenue received for five VLT game titles in Illinois.
•	$0.9 million reduction in operating expenses.
•	$0.5 million settlement received from Lehman Brothers.
•	$0.3 million reduction in employee costs.

Other significant events with no income statement impact during the 13-week period ended January 29, 2012 include:
•	$6.125 million for the sale of the Company’s headquarters building at no gain or loss, $0.445 million impairment was recognized in the 2011 13-week period.

Significant subsequent events (see Note 17), occurring after the 13 weeks ended January 29, 2012 include:
•	None.

COMPARATIVE RESULTS OF OPERATIONS ~ 13-WEEK PERIODS ENDED JULY 31, 2011 AND AUGUST 1, 2010

Summary Table

The following table sets forth certain selected unaudited condensed consolidated financial data for the 13-week periods indicated:

13 Week Periods Ended January 29, 2012 and January 30, 2011
(In Thousands)
	Consolidated			Bingo		VLT		Corporate
	13 Week	13 Week	$ Change	$ Change	% Change	$ Change	% Change	$ Change	% Change
	Period Ended	Period Ended	Favorable/	Favorable/	Favorable/	Favorable/	Favorable/	Favorable/	Favorable/
	1/29/2012	1/30/2011	(Unfavorable)	(Unfavorable)	(Unfavorable)	(Unfavorable)	(Unfavorable)	(Unfavorable)	(Unfavorable)
Net Revenue	$8,251	$10,102	$(1,851)	$(1,537)	(23.5%)	$(314)	(8.8%)	$-	-%

Cost of revenues, excluding depreciation & amortization	2,413	3,838	1,425	330	21.6%	1,095	47.4%	-	-%
Depreciation and amortization	635	1,094	459	480	44.4%	(21)	(175.0%)	-	-%
	3,048	4,932	1,884	810	31.0%	1,074	46.3%	-	-%

Gross Profit	5,203	5,170	33	(727)	(18.5%)	760	60.9%	-	-%
Operating Expenses:
General and administrative	1,819	1,706	(113)	(29)	-%	(271)	(101.9%)	187	9.5%
Sales and marketing	1,309	1,816	507	298	19.8%	111	62.7%	98	72.6%
Research and development	876	915	39	(106)	(24.8%)	142	33.9%	3	4.3%
Depreciation and amortization	294	314	20	9	36.0%	-	-%	11	19.6%
Impairment loss, assets held for sale	-	445	445	-	-%	-	-%	445	100.0%
	4,298	5,196	898	172	8.8%	(18)	(3.2%)	744	27.8%

Income (loss) from operations	905	(26)	931	$(555)	(28.2%)	$742	108.3%	$744	27.8%

Other income (expense) (1):
Interest expense	(488)	(387)	(101)
Other, net	504	172	332
Income (loss) before income taxes (benefit)	921	(241)	1,162

Income taxes	63	47	(16)

Net income (loss)	$858	$(288)	$1,146

 (1) Measurement of segment profit and loss as reviewed by management do not include other income (expense) items and income taxes as these items are not allocated to the segments.

Net revenues

The decrease in Bingo net revenue is due to competitive pressures that resulted in the loss of locations and price reductions and hall closures caused by adverse economic conditions, particularly in the charitable bingo market.  The decrease in VLT net revenues is from a reduction in the sale of new equipment versus replacement parts.

Cost of revenues

The decrease in Bingo cost of revenue was primarily driven by lower contract labor in Florida, Louisiana and Colorado at the bingo halls and lower equipment refurbishment costs.  The decrease in VLT cost of revenues is related to a decrease in cost of components.

Gross profit

Although Bingo gross profit declined, gross margin improved 3.9 percentage points due to reductions in contract labor and decreases in depreciation and amortization.  VLT gross profit increased, with VLT gross margin improving 26.7 percentage points from the prior year period due to the reduction in cost of component parts.

Operating expenses

General and administrative.  The increase in Bingo general and administrative operating expenses was due to recording a small bad debt expense in the current period compared to none in the prior period.  The increase in VLT general and administrative operating expenses was from receivable reserve credits made to bad debt in the prior period.  Corporate general and administrative operating expenses improved from decreases in management fees, employee costs and bad debt, partially offset by increases in legal fees.

Sales and marketing.  Bingo sales and marketing expenses improved primarily due to lower distributor commissions based on lower revenues and reductions in promotional costs.  The decrease in VLT sales and marketing expenses was related to reductions in promotional expenses and decreases in employee costs.

Research and development.  Bingo research and development expenses increased as a result of higher employee costs.  VLT research and development expenses decreased as a result of reductions in employee costs.

Depreciation and amortization.  Depreciation and amortization decreased as a result of other minor assets included with the sale of our corporate headquarters no longer being depreciated.

Impairment of asset held for sale.  During the quarter ended January 29, 2012, the real estate housing the Company’s headquarters was sold for $6.125 million.  The property was not impaired prior to being sold in the most recent period presented.  During the quarter ended January 30, 2011, management recorded $0.4 million in impairments.

Other income (expense)

Interest expense.  Interest expense was impacted unfavorably by the swap adjustment and debt amortization costs and by a favorable change in interest costs resulting from market factors.

Other, net.  Increases in other, net are related to the settlement from Lehman Brothers as discussed in the 2011 Form 10-K.

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

Our critical accounting policies are those that are both important to the portrayal of our financial condition and results of operations and require management’s most difficult, subjective, and complex judgment. These critical accounting policies are discussed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2011 Form 10-K. There have been no changes to our critical accounting policies since the filing of our 2011 Form 10-K.

LIQUIDITY AND CAPITAL RESOURCES

As of January 29, 2012, our principal sources of liquidity included cash and equivalents of $0.8 million, and net accounts receivable of $2.7 million.  As of January 29, 2012, we had negative working capital of $15.6 million compared to a negative working capital of $22.6 million as of October 30, 2011, a positive change of $7.0 million.  The negative working capital is the direct result of classifying our Credit Facility as currently payable because it is due within less than one year (June 30, 2012), assuming we are unable to meet the prerequisites for an automatic extension through June 30, 2013.  The increase in working capital of $7.0 million is primarily due to $7.0 million related to pay downs on our Credit Facility and a change in the estimated value of our interest rate swap.

Operating Activities:

Operating activities provided $1.5 million of cash for the 2012 13-week period presented, compared to using $0.6 million for the comparable period in 2011.  The improvement of over $2.0 million resulted primarily from a single licensing transaction for five VLT game titles in Illinois of $1.0 million, a $0.5 million settlement received from Lehman Brothers and other improved operating margins.

During the 2011 13-week period, cash used in operating activities resulted primarily from a net loss of $0.3 million, including certain non-cash changes in our operating assets and liabilities.  Both the partially offsetting decreases in deferred revenue and inventory was the result of the substantial completion of the 2008 Purchase, Sale and Software Development Agreement with Rocky Mountain Industries, LLC in our VLT segment.

Investing Activities:

Investing activities provided approximately $4.9 million of cash during the most recent 13-week period presented compared to $0.4 million used for the comparable period in 2011.  The $4.9 million of cash provided primarily consisted of the purchase of bingo equipment for $1.5 million, purchase of intangibles of $0.1 million offset by $5.9 million from the sale of the Company’s corporate headquarters, and reductions in deposits of $0.7 million on purchases of bingo equipment.

During the 2011 13-week period, investing activities used approximately $0.4 million of cash, primarily consisting of $0.4 million of capital expenditures for bingo equipment, furniture, and other equipment.

The Company’s approved capital expenditures are $2.5 million for fiscal 2012, and is anticipated to be funded out of operations.

Financing Activities:

Financing activities used $6.9 million during the 2012, 13-week period consisting of $6.9 million to pay down a portion of the outstanding balance under our Credit Facility and $0.2 million in closing fees incurred as a result of amending our Credit Facility, offset by a net $0.2 million provided by restricted cash and proceeds from borrowings.  Financing activities provided less than $0.1 million during the 2011 period consisting of a $2.2 million reduction in restricted cash offset by debt repayments.

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

Under the terms of the first amendment, the net cash proceeds of $6.125 million from the sale of the corporate headquarters were applied to pay: (i) an amendment fee equal to $214 thousand, representing one percent (1.00%) of the outstanding balance of the credit facility as of December 22, 2011; (ii) all fees and interest due and payable as of the sale date (including all current interest, all deferred interest accruing from June 15, 2011 through the sale date, and the remaining portion of a closing fee ($368 thousand), related to the Company’s entry into the amended and restated loan agreement); and (iii) the outstanding principal balance under the credit facility.

The first amendment also modified certain covenants contained in the amended and restated loan agreement, and (i) requires the Company to apply 75% of its excess cash flow as of the end of each fiscal quarter towards the satisfaction of its obligations under the credit facility; (ii) to the extent liquidity exceeds $1.5 million at any time, requires the Company to apply such excess towards the satisfaction of its obligations under the credit facility; and (iii) prohibits capital expenditures for any use other than purchases of equipment for leasing to customers in the ordinary course of business, and limits the amount of capital expenditures that may be made by the Company.

As of December 28, 2011, after giving effect to an unscheduled principal payment of $1.5 million on December 9, 2011, and the application of the net cash proceeds of $6.125 million from the sale of the corporate headquarters, the outstanding balance and interest rate under the credit facility was approximately $16.6 million and 9.79%. Principal and interest of approximately $9.7 million under the credit facility from June 30, 2011 to June 30, 2012, (inclusive of approximately $8.8 million of principal and interest already paid) is required for us to remain compliant with the covenants of the credit facility.  We expect to make the required additional principal payments of $0.9 million under the credit facility through June 30, 2012. In addition, in order to extend the maturity date of the credit facility, the Company must also have (i) an adjusted cash flow leverage ratio of less that 3 to 1 as of April 30, 2012 and (ii) consolidated operating profit (as defined in the agreement) for the twelve-month period ending April 30, 2012 of at least $3.7 million.  Should the Company not meet these requirements for extending the maturity date of the credit facility, it will seek a modification of the terms and/or other remedies that are available to it.  Assuming the maturity date is extended to June 30, 2013, the Company will be required to pay approximately $4.5 million of principal and interest during the year ending June 30, 2013 plus a final principal payment of $12.2 million on June 30, 2013.

Historically, the Company has financed its operations primarily through cash from operations and debt financing activities.  However, until the most recent period presented, the Company has suffered reoccurring losses from operations since the quarter ended April 30, 2008 and has been in and out of compliance with its loan agreement.  For additional information regarding our amended and restated loan agreement, see Note 9 to the Consolidated Financial Statements.

Unless the Company is able to continue to generate and sustain sufficient cash from existing operations and/or raise additional capital, the Company may not be able to meet its anticipated cash needs for the next 12 months.  Management is currently exploring strategic alternatives that are available to the Company in order to meet its operating and capital needs, including debt extension and refinancing alternatives, business combinations, and strategic partnerships and the possible sale of Company assets.  If the Company is unsuccessful in these efforts, the Company may not be able to satisfy its debt obligations, invest in the resources necessary to obtain regulatory approvals in new markets, continue the development and deployment of current and new products, and/or respond to competitive market pressures and requirements.  Our failure to generate sufficient cash through operations and strategic alternatives would adversely affect our business and, ultimately, lead to the financial and operating failure of the Company.

RECENT ACCOUNTING PRONOUNCEMENTS

In May 2011, FASB issued an update (ASU No. 2011-04) to ASC 820, Fair Value Measurements and Disclosures, to develop common requirements for measuring fair value and for disclosing information about fair value measurements in accordance with GAAP and IFRS.  This update is effective for interim and fiscal years beginning after December 15, 2011.  This pronouncement was adopted during the most recent period presented and did not have a material impact on the consolidated financial statements.  There were no other new accounting pronouncements that had a material impact on our financial statements during the most recent period presented.

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

In connection with the preparation of this Report, our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures as of January 29, 2012. Based on that evaluation, our management has concluded that our disclosure controls and procedures were effective as of that date.

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

We have evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our internal control over financial reporting as of January 29, 2012.  This evaluation was performed using the Internal Control – Integrated Framework developed by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) was effective as of that date.

Changes in Internal Control over Financial Reporting

There have been no changes in the Company's internal control over financial reporting during the most recently completed fiscal quarter that have materially affected or are reasonably likely to materially affect the Company's internal control over financial reporting.

PART II.        OTHER INFORMATION:

ITEM 1.          LEGAL PROCEEDINGS

For a discussion of our current litigation, see Note 12 (Legal Proceedings) to our unaudited consolidated financial statements included herein.

ITEM 2.          UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Not Applicable

ITEM 3.          DEFAULTS UPON SENIOR SECURITIES

Not Applicable

ITEM 4.          MINE SAFETY DISCLOSURES

Not Applicable

ITEM 5.          OTHER INFORMATION

Not Applicable

ITEM 6.          EXHIBITS

Exhibit
Number	Description of Exhibit

3.1	Certificate of Incorporation of the Registrant, as amended (1)
3.2	Certificate of Designation of Series A Junior Participating Preferred Stock of the Registrant (6)
3.3	Fourth Amended and Restated Bylaws of the Registrant (7)
4.1	GameTech International, Inc. Registration Rights Agreement (2)
4.2	Rights Agreement, dated as of March 7, 2003, between GameTech International, Inc. and Mellon Investor Services, LLC, as rights agent. (4)
4.3	Amendment No. 1 to Rights Agreement dated as of July 16, 2009, between GameTech International, Inc. and Mellon Investor Services, L.L.C., as rights agent. (5)
4.4	Specimen Common Stock Certificate (6)
10.9	Purchase and Sale Agreement and Joint Escrow Instructions between GameTech International, Inc. and Kassbohrer All Terrain Vehicles, Inc., dated as of November 2, 2011 (11)
10.10	First Amendment to Purchase and Sale Agreement and Joint Escrow Instructions between GameTech International, Inc. and Kassbohrer All Terrain Vehicles, Inc., dated as of December 13, 2011 (11)
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
(11)
Incorporated by reference to Exhibits 10.9, 10.10 and 10.12 to the Registrant’s Annual Report on Form 10-K for the period ended October 30, 2011 as filed with the Commission on or about February 2, 2012, Commission File No. 005-52969.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GameTech International, Inc.

Signature	Title	Date

/S/ Kevin Painter	Chief Executive Officer
	(Principal Executive Officer)	March 14, 2012

/S/ Andrew Robinson	Chief Financial Officer
	(Principal Financial and Accounting Officer)	March 14, 2012