Form 10-K/A
period 2011-10-30
GAMETECH INTERNATIONAL INC
filed 2012-05-31
CIK 1045014

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

Explanatory Note

The purpose of this Amendment No. 1 to the Annual Report on Form 10-K of GameTech International, Inc. (“GameTech”) for the fiscal year ended October 30, 2011, is to address the comment contained in the letter from the Staff (the “Staff”) of the Division of Corporation Finance of the Securities and Exchange Commission (the “Commission”), dated March 13, 2012, with respect to the Annual Report on Form 10-K for the year ended October 30, 2011 (File No. 001-34447), originally filed on February 2, 2012 (the “Annual Report”).

Report of Independent Public Accountants, page 24

Comment: Please have your accountants revise their report to omit the final sentence from the fourth paragraph. The language is not consistent with the language in AU 341.13. Refer also to Section 607.02 of the Financial Reporting Codification which states that financial statements will be considered false and misleading if those statements are prepared on the assumption of a going concern but should more appropriately be based on the assumption of liquidation.

As a result of the above comment regarding the Report of Independent Public Accountants, the independent registered public accounting firm has removed the questioned language from its report.   No other Part, Item or Section of the original Form 10-K is being amended hereby.

This Amendment No. 1 does not reflect events that have occurred after the original filing of the Annual Report on Form 10-K on February 2, 2012, and does not modify or update the disclosures in the Annual Report on Form 10-K in any way except as specifically described in this Explanatory Note.

As a result of this Amendment No. 1, the Consent of Independent Registered Public Accounting Firm and the certifications pursuant to Section 302 and Section 906 of the Sarbanes-Oxley Act of 2002, filed and furnished, respectively as Exhibits 23.1, 31 and 32 to the original Form 10-K, have been re-executed and re-filed with this Amendment No. 1.

 GAMETECH INTERNATIONAL, INC.

ANNUAL REPORT ON FORM 10-K
52 WEEKS ENDED OCTOBER 30, 2011

INDEX

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

GAMETECH INTERNATIONAL, INC.

	By:	/S/ SCOTT H. SHACKELTON
Scott H. Shackelton
Interim President
Dated: May 30, 2012		(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/S/ SCOTT H. SHACKELTON	Interim President	May 30, 2012
Scott H. Shackelton	(Principal Executive Officer )

/S/ ANDREW ROBINSON	Chief Financial Officer and Treasurer	May 30, 2012
Andrew Robinson	(Principal Financial Officer and Principal Accounting Officer)

/S / EDWARD F. GRAVES	Director	May 30, 2012
Edward F. Graves

/S/ DONALD K. WHITAKER	Director	May 30, 2012
Donald K. Whitaker